Form 10-Q
period 2022-03-31
Apollo Global Management, Inc.
filed 2022-05-10
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-41197

APOLLO GLOBAL MANAGEMENT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	86-3155788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, 42nd Floor
New York, New York 10019
(Address of principal executive offices) (Zip Code)
(212) 515-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	APO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

As of May 5, 2022, there were 574,458,506 shares of the registrant’s common stock outstanding.

Forward-Looking Statements
This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to the impact of COVID-19, the impact of energy market dislocation, market conditions and interest rate fluctuations generally, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, our dependence on certain key personnel, the accuracy of management’s assumptions and estimates, our use of leverage to finance our businesses and investments by the funds we manage, Athene’s ability to maintain or improve financial strength ratings, the impact of Athene’s reinsurers failing to meet their assumed obligations, Athene’s ability to manage its business in a highly regulated industry, changes in our regulatory environment and tax status, litigation risks and our ability to recognize the benefits expected to be derived from the merger of Apollo with Athene, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this quarterly report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Risk Factors Summary
The following is only a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and cash flows, which should be read in conjunction with the detailed description of these risks in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:
•The effects of the COVID-19 pandemic;
•Difficult political, market or economic conditions;
•Climate change and regulatory and other efforts to reduce climate change;
•The variability in our revenues, earnings and cash flow;
•Our ability to expand into new investment strategies, markets and businesses;
•Our operations in highly competitive industries;
•Our dependence on certain key personnel;
•Harm caused by misconduct by our current and former employees, directors, or others affiliated with us;
•Our reliance on technology and information systems;
•Our dependence on management’s assumptions and estimates;
•Investments by us and the funds we manage in illiquid assets;
•Reliance by us and the funds we manage on the debt financing markets;
•Changes to and replacement of the London Interbank Offered Rate (“LIBOR”);
•Coordination of the businesses of Apollo and Athene;
•Our reliance on our asset management business;
•Our dependence on our retirement services business;
•Our ability to deal appropriately with conflicts of interest;
•Our ability to comply with the extensive regulation of our businesses;
•Increased regulatory focus on our businesses or legislative or regulatory changes;
•Our exposure to third-party litigation;
•Our structure involving complex provisions of tax law; and
•Our ability to react to changes in U.S. and foreign tax law.

Terms Used in This Report
In this report, references to “Apollo,” “we,” “us,” “our,” and the “Company” for periods (i) on or before December 31, 2021 refer to Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc.) (“AAM”) and its subsidiaries unless the context requires otherwise and (ii) subsequent to December 31, 2021, refer to Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.) (“AGM”) and its subsidiaries unless the context requires otherwise. Moreover, references to “Class A shares” refers to the Class A common stock, $0.00001 par value per share, of AAM prior to the Mergers; “Class B share” refers to the Class B common stock, $0.00001 par value per share, of AAM prior to the Mergers; “Class C share” refers to the Class C common stock, $0.00001 par value per share, of AAM prior to the Mergers; “Series A Preferred shares” refers to the 6.375% Series A preferred stock of AAM both prior to and following the Mergers; “Series B Preferred shares” refers to the 6.375% Series B preferred stock of AAM both prior to and following the Mergers; and “Preferred shares” refers to the Series A Preferred shares and the Series B Preferred shares, collectively, both prior to and following the Mergers. In addition, for periods on or before December 31, 2021, references to “AGM common stock” or “common stock” of the Company refer to Class A shares unless the context otherwise requires, and for periods subsequent to December 31, 2021 refer to shares of common stock, par value $0.00001 per share, of AGM.
The use of any defined term in this report to mean more than one entity, person, security or other item collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms "Apollo," "we", “us”, "our" and the “Company” in this report to refer to AGM and its subsidiaries, each subsidiary of AGM is a standalone legal entity that is separate and distinct from AGM and any of its other subsidiaries. Any AGM entity (including any Athene entity) referenced herein is responsible for its own financial, contractual and legal obligations.

Term or Acronym	Definition
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAME	Apollo Asset Management Europe LLP, a subsidiary of Apollo
AAME PC	Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
ACRA	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ADIP	Apollo/Athene Dedicated Investment Program, a fund managed by Apollo including third-party capital that invests alongside Athene in certain investments
ADS	Apollo Debt Solutions BDC, a non-traded business development company managed by Apollo
Advisory	The certain assets advised by ISGI
AINV	Apollo Investment Corporation
AIOF I	Apollo Infrastructure Opportunities Fund
AIOF II	Apollo Infrastructure Opportunities Fund II
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
AmeriHome	AmeriHome Mortgage Company, LLC
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM.
ANRP I	Apollo Natural Resources Partners, L.P., together with its parallel funds and alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its parallel funds and alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services

Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments”
APSG I	Apollo Strategic Growth Capital
ARI	Apollo Commercial Real Estate Finance, Inc.
Asia RE Fund I	Apollo Asia Real Estate Fund I, L.P.
Asia RE Fund II	Apollo Asia Real Estate Fund II, L.P.
Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
1. the NAV, plus used or available leverage and/or capital commitments, or gross assets plus capital commitments, of the yield and certain hybrid funds, partnerships and accounts for which we provide investment management or advisory services, other than CLOs, CDOs, and certain perpetual capital vehicles, which have a fee-generating basis other than the mark-to-market value of the underlying assets; for certain perpetual capital vehicles in yield, gross asset value plus available financing capacity;
2. the fair value of the investments of the equity and certain hybrid funds, partnerships and accounts Apollo manages or advise, plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings;
3. the gross asset value associated with the reinsurance investments of the portfolio company assets Apollo manages or advises; and
4. the fair value of any other assets that Apollo manages or advises for the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification or other conditions before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above.
Apollo’s AUM measure includes Assets Under Management for which Apollo charges either nominal or zero fees. Apollo’s AUM measure also includes assets for which Apollo does not have investment discretion, including certain assets for which Apollo earns only investment-related service fees, rather than management or advisory fees. Apollo’s definition of AUM is not based on any definition of Assets Under Management contained in its governing documents or in any management agreements of the funds Apollo manages. Apollo considers multiple factors for determining what should be included in its definition of AUM. Such factors include but are not limited to (1) Apollo’s ability to influence the investment decisions for existing and available assets; (2) Apollo’s ability to generate income from the underlying assets in the funds it manages; and (3) the AUM measures that Apollo uses internally or believe are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, Apollo’s calculation of AUM may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. Apollo’s calculation also differs from the manner in which its affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways.
Apollo uses AUM, Gross capital deployed and Dry powder as performance measurements of its investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs.
Athene	Athene Holding Ltd. (“Athene Holding” or “AHL” together with its subsidiaries), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary ISG, provides asset management and advisory services.
Athora	Athora Holding, Ltd. (“Athora Holding”, together with its subsidiaries), a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.
AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
AUSA	Athene USA Corporation
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CDI	California Department of Insurance
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans

Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned Apollo Operating Group units.
Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, as well as institutional costs related to institutional products, presented on an annualized basis for interim periods
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products, as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period and is presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from Perpetual Capital Vehicles.
DSI	Deferred sales inducement
ECR	Enhanced Capital Requirement
EPF III	Apollo European Principal Finance Fund III
Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FABR	Funding agreement backed repurchase agreement
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM
Fee Related Earnings, or FRE	Component of Adjusted Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) advisory and transaction fees, (iii)
fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Former Managing Partners	Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or AP Professional Holdings, L.P. includes certain related parties of such individuals
Gross capital deployment
The gross capital that has been invested in investments by the funds and accounts we manage during the relevant period, but excludes certain investment activities primarily related to hedging and cash management functions at the firm. Gross capital deployment is not reduced or netted down by sales or refinancings, and takes into account leverage used by the funds and accounts we manage in gaining exposure to the various investments that they have made.

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series, financial credit investment, structured credit recovery and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.

Gross IRR of a traditional private equity or hybrid value fund
The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2022 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.

Gross IRR of real estate equity, hybrid real estate or infrastructure funds
The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on March 31, 2022 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.

Gross Return or Gross ROE of a total return yield fund or the hybrid credit hedge fund
The monthly or quarterly time-weighted return that is equal to the percentage change in the value of a fund’s portfolio, adjusted for all contributions and withdrawals (cash flows) before the effects of management fees, incentive fees allocated to the general partner, or other fees and expenses. Returns for these categories are calculated for all funds and accounts in the respective strategies. Returns over multiple periods are calculated by geometrically linking each period’s return over time. Gross return and gross ROE do not represent the return to any fund investor.

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to AAME and AAME PC
Jackson	Jackson Financial, Inc., together with its subsidiaries
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs .
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MidCap	MidCap FinCo Designated Activity Company
MMS	Minimum margin of solvency
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	The sum of (a) total investments on the consolidated balance sheets with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an allowance for credit losses. Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest
Net investment earned rate	Income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
Net IRR of accord series, financial credit investment, structured credit recovery and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.

Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to the funds, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of real estate equity, hybrid real estate and infrastructure funds
The fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of March 31, 2022 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.

Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of operations with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities is net of the reserve liabilities attributable to the ACRA noncontrolling interest.
Net Return or Net ROE of a total return yield fund or the hybrid credit hedge fund
The gross return after management fees, performance fees allocated to the general partner, or other fees and expenses. Returns over multiple periods are calculated by geometrically linking each period’s return over time. Net return and net ROE do not represent the return to any fund investor.

Non-Fee-Generating AUM	AUM that does not produce management fees or monitoring fees. This measure generally includes the following:
(i) fair value above invested capital for those funds that earn management fees based on invested capital;
(ii) net asset values related to general partner and co-investment interests;
(iii) unused credit facilities;
(iv) available commitments on those funds that generate management fees on invested capital;
(v) structured portfolio company investments that do not generate monitoring fees; and
(vi) the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.
NYC UBT	New York City Unincorporated Business Tax
NYSDFS	New York State Department of Financial Services
Other liability costs	Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, as well as offsets for premiums, product charges and other revenues
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
PCD	Purchased Credit Deteriorated Investments
Performance allocations, Performance fees, Performance revenues, Incentive fees and Incentive income	The interests granted to Apollo by a fund managed by Apollo that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments

Performance Fee-Eligible AUM	AUM that may eventually produce performance fees. All funds for which we are entitled to receive a performance fee allocation or incentive fee are included in Performance Fee-Eligible AUM, which consists of the following:
(i) “Performance Fee-Generating AUM”, which refers to invested capital of the funds, partnerships and accounts we manage, advise, or to which we provide certain other investment-related services, that is currently above its hurdle rate or preferred return, and profit of such funds, partnerships and accounts is being allocated to, or earned by, the general partner in accordance with the applicable limited partnership agreements or other governing agreements;
(ii) “AUM Not Currently Generating Performance Fees”, which refers to invested capital of the funds, partnerships and accounts we manage, advise, or to which we provide certain other investment-related services, that is currently below its hurdle rate or preferred return; and
(iii) “Uninvested Performance Fee-Eligible AUM”, which refers to capital of the funds, partnerships and accounts we manage, advise, or to which we provide certain other investment-related services, that is available for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements, which capital is not currently part of the NAV or fair value of investments that may eventually produce performance fees allocable to, or earned by, the general partner.
Perpetual Capital	Capital of Perpetual Capital Vehicles that is of indefinite duration, which may be withdrawn under certain conditions.
Perpetual Capital Vehicles
(a) Assets that are owned by or related to Athene or Athora but only to the extent that origination or acquisitions of new liabilities exceed the run off driven by maturity or termination of existing liabilities, (b) assets that are owned by or related to MidCap and managed by Apollo, (c) assets of publicly traded vehicles managed by Apollo such as AINV, ARI, AIF, and AFT, in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, (d) assets of ADS, and (e) a publicly traded business development company from which Apollo earns certain investment-related service fees. The investment management agreements of AINV, AIF and AFT have one year terms and the investment management agreement of ADS has an initial term of two years and then is subject to annual renewal. These investment management agreements are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the investment management agreements of AINV, AIF, AFT and ADS may be terminated in certain circumstances upon 60 days’ written notice. The investment management agreement of ARI has a one year term and is reviewed annually by ARI’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of ARI’s independent directors. The investment management or advisory arrangements between each of MidCap and Apollo, Athene and Apollo and Athora and Apollo, may also be terminated under certain circumstances. The agreement pursuant to which Apollo earns certain investment-related service fees from a non-traded business development company may be terminated under certain limited circumstances

Principal Investing Income , or PII	Component of Adjusted Segment Income that is used to assess the performance of the Principal Investing segment. For the Principal Investing segment, PII is the sum of (i) realized performance fees, excluding realizations received in the form of shares, (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
Private equity investments	(i) Direct or indirect investments in existing and future private equity funds managed or sponsored by Apollo, (ii) direct or indirect co-investments with existing and future private equity funds managed or sponsored by Apollo, (iii) direct or indirect investments in securities which are not immediately capable of resale in a public market that Apollo identifies but does not pursue through its private equity funds, and (iv) investments of the type described in (i) through (iii) above made by Apollo funds
Realized Value	All cash investment proceeds received by the relevant Apollo fund, including interest and dividends, but does not give effect to management fees, expenses, incentive compensation or performance fees to be paid by such Apollo fund.
Redding Ridge	Redding Ridge Asset Management, LLC and its subsidiaries, which is a standalone, self-managed asset management business established in connection with risk retention rules that manages CLOs and retains the required risk retention interests.
Redding Ridge Holdings	Redding Ridge Holdings LP
Remaining Cost	The initial investment of the fund in a portfolio investment, reduced for any return of capital distributed to date on such portfolio investment
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
RSUs	Restricted share units
SIA	Strategic investment account
SPACs	Special purpose acquisition companies

Spread Related Earnings, or SRE	Component of Adjusted Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees earned on the ADIP share of ACRA assets, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles.
Tax receivable agreement	The tax receivable agreement entered into by and among APO Corp., the Former Managing Partners, the Contributing Partners, and other parties thereto
TDI	Texas Department of Insurance
Total Invested Capital	The aggregate cash invested by the relevant Apollo fund and includes capitalized costs relating to investment activities, if any, but does not give effect to cash pending investment or available for reserves and excludes amounts, if any, invested on a financed basis with leverage facilities
Total Value	The sum of the total Realized Value and Unrealized Value of investments
Traditional private equity funds
Apollo Investment Fund I, L.P. (“Fund I”), AIF II, L.P. (“Fund II”), a mirrored investment account established to mirror Fund I and Fund II for investments in debt securities (“MIA”), Apollo Investment Fund III, L.P. (together with its parallel funds, “Fund III”), Apollo Investment Fund IV, L.P. (together with its parallel fund, “Fund IV”), Apollo Investment Fund V, L.P. (together with its parallel funds and alternative investment vehicles, “Fund V”), Apollo Investment Fund VI, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VI”), Apollo Investment Fund VII, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VII”), Apollo Investment Fund VIII, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VIII”) and Apollo Investment Fund IX, L.P. (together with its parallel funds and alternative investment vehicles, “Fund IX”).

U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. RE Fund I	Apollo U.S. Real Estate Fund I, L.P.
U.S. RE Fund II	Apollo U.S. Real Estate Fund II, L.P.
U.S. RE Fund III	Apollo U.S. Real Estate Fund III, L.P.
U.S. Treasury	United States Department of the Treasury
Unrealized Value	The fair value consistent with valuations determined in accordance with GAAP, for investments not yet realized and may include payments in kind, accrued interest and dividends receivable, if any, and before the effect of certain taxes. In addition, amounts include committed and funded amounts for certain investments.
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company, formerly Voya Insurance and Annuity Company
VIE	Variable interest entity
Vintage Year	The year in which a fund’s final capital raise occurred, or, for certain funds, the year of a fund’s effective date or the year in which a fund’s investment period commences pursuant to its governing agreements.
VIVAT N.V.	Athora Netherlands N.V. (formerly known as: VIVAT N.V.)
VOBA	Value of business acquired
VOE	Voting interest entity
WACC	Weighted average cost of capital

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of March 31, 2022	As of December 31, 2021
Assets
Asset Management
Cash and cash equivalents	$1,246	$917
Restricted cash and cash equivalents	1,038	708
Investments	6,730	11,354
Assets of consolidated variable interest entities
Cash and cash equivalents	272	463
Investments	3,772	14,737
Other assets	92	252
Due from related parties	367	490
Goodwill	131	117
Other assets	2,015	1,464
	15,663	30,502
Retirement Services
Cash and cash equivalents	8,523	—
Restricted cash and cash equivalents	834	—
Investments	171,370	—
Investments in related parties	24,864	—
Assets of consolidated variable interest entities
Cash and cash equivalents	521	—
Investments	18,015	—
Other assets	315	—
Reinsurance recoverable	4,648	—
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,713	—
Goodwill	4,181	—
Other assets	7,908	—
	245,892	—
Total Assets	$261,555	$30,502

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of March 31, 2022	As of December 31, 2021
Liabilities and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,208	$2,847
Due to related parties	1,121	1,222
Debt	2,815	3,134
Liabilities of consolidated variable interest entities
Debt, at fair value	1,898	7,943
Notes payable	—	2,611
Other liabilities	75	781
	9,117	18,538
Retirement Services
Interest sensitive contract liabilities	164,369	—
Future policy benefits	48,093	—
Debt	3,287	—
Payables for collateral on derivatives and securities to repurchase	7,071	—
Other liabilities	2,611	—
Liabilities of consolidated variable interest entities
Debt, at fair value	5,905	—
Other liabilities	824	—
	232,160	—
Total Liabilities	241,277	18,538
Commitments and Contingencies (note 17)
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,790	1,770
Equity
Series A Preferred Stock, 0 and 11,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	264
Series B Preferred Stock, 0 and 12,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	290
Class A Common Stock, $0.00001 par value, 0 and 90,000,000,000 shares authorized, 0 and 248,896,649 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B Common Stock, $0.00001 par value, 0 and 999,999,999 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class C Common Stock, $0.00001 par value, 0 and 1 share authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 570,353,554 shares issued and outstanding as of March 31, 2022	—	—
Additional paid in capital	15,762	2,096
Retained earnings (accumulated deficit)	(93)	1,144
Accumulated other comprehensive income (loss)	(4,676)	(5)
Total Apollo Global Management, Inc. Stockholders’ Equity	10,993	3,789
Non-controlling interests	7,495	6,405
Total Equity	18,488	10,194
Total Liabilities and Equity	$261,555	$30,502

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(In millions, except per share data)	2022	2021
Revenues
Asset Management
Management fees	$336	$457
Advisory and transaction fees, net	66	56
Investment income	701	1,778
Incentive fees	6	4
	1,109	2,295
Retirement Services
Premiums	2,110	—
Product charges	166	—
Net investment income	1,731	—
Investment related gains (losses)	(4,217)	—
Revenues of consolidated variable interest entities	(21)	—
Other revenues	(3)	—
	(234)	—
Total Revenues	875	2,295
Expenses
Asset Management
Compensation and benefits	734	887
Interest expense	32	35
General, administrative and other	148	100
	914	1,022
Retirement Services
Interest sensitive contract benefits	(41)	—
Future policy and other policy benefits	2,085	—
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	125	—
Policy and other operating expenses	308	—
	2,477	—
Total Expenses	3,391	1,022
Other income (loss) – Asset Management
Net gains from investment activities	34	353
Net gains from investment activities of consolidated variable interest entities	367	113
Other income (loss), net	(23)	(17)
Total other income (loss)	378	449
Income (loss) before income tax (provision) benefit	(2,138)	1,722
Income tax (provision) benefit	608	(203)
Net income (loss)	(1,530)	1,519
Net (income) loss attributable to non-controlling interests	660	(840)
Net income (loss) attributable to Apollo Global Management, Inc.	(870)	679
Preferred stock dividends	—	(9)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	(870)	670

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$(1.50)	$2.81
Net income (loss) attributable to common stockholders - Diluted	$(1.50)	$2.81
Weighted average shares outstanding – Basic	586.5	230.0
Weighted average shares outstanding – Diluted	586.5	230.0

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(In millions)	2022	2021
Net income (loss)	$(1,530)	$1,519
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	(6,431)	1
Unrealized gains (losses) on hedging instruments	(127)	—
Foreign currency translation and other adjustments	(2)	(16)
Other comprehensive income (loss), before tax	(6,560)	(15)
Income tax expense (benefit) related to other comprehensive income (loss)	(1,170)	—
Other comprehensive income (loss)	(5,390)	(15)
Comprehensive income (loss)	(6,920)	1,504
Comprehensive (income) loss attributable to non-controlling interests	1,379	(826)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$(5,541)	$678

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three months ended March 31, 2021
	Apollo Global Management, Inc. Stockholders
(In millions)	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at January 1, 2021	229	—	—	$264	$290	$877	$—	$(2)	$1,429	$4,084	$5,513
Accretion of redeemable non-controlling interests	—	—	—	—	—	(27)	—	—	(27)	—	(27)
Dilution impact of issuance of common stock	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Capital increase related to equity-based compensation	—	—	—	—	—	45	—	—	45	—	45
Capital contributions	—	—	—	—	—	—	—	—	—	821	821
Dividends/ distributions	—	—	—	(4)	(5)	—	(144)	—	(153)	(161)	(314)
Payments related to issuances of common stock for equity-based awards	1	—	—	—	—	—	(48)	—	(48)	—	(48)
Exchange of AOG Units for common stock	2	—	—	—	—	14	—	—	14	(9)	5
Net income	—	—	—	4	5	—	670	—	679	840	1,519
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	—	(1)	(1)	(14)	(15)
Balance at March 31, 2021	232	—	—	$264	$290	$908	$478	$(3)	$1,937	$5,561	$7,498

(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three months ended March 31, 2022
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at January 1, 2022	249	$264	$290	$2,096	$1,144	$(5)	$3,789	$6,405	$10,194
Merger with Athene	166	—	—	13,050	—	—	13,050	4,942	17,992
Issuance of warrants	—	—	—	149	—	—	149	—	149
Reclassification of preferred stock to non-controlling interests	—	(264)	(290)	—	—	—	(554)	554	—
Consolidation/ deconsolidation of VIEs	—	—	—	—	—	—	—	(2,848)	(2,848)
Issuance of common stock related to equity transactions	—	—	—	21	—	—	21	—	21
Accretion of redeemable non-controlling interests	—	—	—	(20)	—	—	(20)	—	(20)
Capital increase related to equity-based compensation	—	—	—	141	—	—	141	—	141
Capital contributions	—	—	—	—	—	—	—	3,012	3,012
Dividends/ distributions	—	—	—	(12)	(229)	—	(241)	(600)	(841)
Payments related to issuances of common stock for equity-based awards	3	—	—	28	(138)	—	(110)	—	(110)
Repurchase of common stock	(4)	—	—	(226)	—	—	(226)	—	(226)
Exchange of AOG Units for common stock	156	—	—	535	—	—	535	(2,591)	(2,056)
Net income (loss)	—	—	—	—	(870)	—	(870)	(660)	(1,530)
Accumulated other comprehensive income (loss)	—	—	—	—	—	(4,671)	(4,671)	(719)	(5,390)
Balance at March 31, 2022	570	$—	$—	$15,762	$(93)	$(4,676)	$10,993	$7,495	$18,488
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(In millions)	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$(1,530)	$1,519
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Equity-based compensation	168	56
Net investment income	(478)	(1,504)
Net recognized (gains) losses on investments and derivatives	1,659	(635)
Depreciation and amortization	133	6
Net amortization of net investment premiums, discount and other	73	—
Policy acquisition costs deferred	(214)	—
Other non-cash amounts included in net income (loss), net	42	—
Changes in operating assets and liabilities:
Purchases of investments	(6,033)	(1,618)
Proceeds from sale of investments	1,812	620
Interest sensitive contract liabilities	(480)	—
Future policy benefits and reinsurance recoverable	(266)	—
Other assets and liabilities, net	1,121	1,327
Net Cash Used in Operating Activities	(3,993)	(229)
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	(19,946)	(848)
Sales, maturities and repayments of investments and distributions from equity method investments	13,555	873
Cash acquired through merger	10,429	—
Other investing activities, net	(935)	(6)
Net Cash Provided by Investing Activities	3,103	19
Cash Flows from Financing Activities
Issuance of debt	3,656	257
Repayment of debt	(695)	(200)
Repurchase of common stock	(226)	—
Common stock dividends	(229)	(144)
Preferred stock dividends	—	(9)
Other financing activities, net	(139)	(50)
Distributions paid to non-controlling interests	(633)	(160)
Contributions from non-controlling interests	3,382	821
Proceeds from issuance of Class A units of SPAC, net of underwriting and offering costs	—	662
Deposits on investment-type policies and contracts	8,342	—
Withdrawals on investment-type policies and contracts	(2,245)	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	27	—
Net Cash Provided by Financing Activities	11,240	1,177
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	10,346	967
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	2,088	2,467
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$12,434	$3,434

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(In millions)	2022	2021

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	25	7
Cash paid for interest	203	95
Non-cash transactions
Non-Cash Operating Activities
Asset Management and Other
Capital increases related to equity-based compensation	133	45
Other	—	(1)
Non-Cash Investing Activities
Asset Management and Other
Distributions from principal investments	93	(2)
Retirement Services
Investments received from pension group annuity premiums	1,759	—
Non-Cash Financing Activities
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements	563	—
Withdrawals on investment-type policies and contracts through reinsurance agreements	1,774	—
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:
Cash and cash equivalents	9,769	1,718
Restricted cash and cash equivalents	1,872	708
Cash held at consolidated variable interest entities	793	1,008
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$12,434	$3,434

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Apollo Global Management, Inc. together with its consolidated subsidiaries (collectively, “Apollo” or the “Company”) is a global alternative asset manager that offers asset management and retirement services solutions. Through its asset management business, Apollo seeks to provide clients excess return at every point along the risk-reward spectrum from investment grade to private equity with a focus on three investing strategies: yield, hybrid and equity. In its asset management business, Apollo raises, invests and manages funds, accounts and other vehicles, on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. Apollo’s retirement services business, which is operated by Athene, seeks to provide policyholders with financial security by providing a suite of retirement savings products and acting as a solutions provider to institutions. Athene specializes in issuing, reinsuring and acquiring retirement savings products in the United States and internationally.

Merger with Athene

On January 1, 2022, Apollo and Athene completed the previously announced merger transactions pursuant to the Merger Agreement (the “Mergers”). As a result of the Mergers, AAM and AHL became consolidated subsidiaries of AGM.

Athene’s results are included in the condensed consolidated financial statements commencing from the Merger Date. References herein to “Apollo” and the “Company” refer to AGM and its subsidiaries, including Athene, unless the context requires otherwise such as in sections where it refers to the asset management business only. See note 3 for additional information.

Corporate Recapitalization

In connection with the closing of the Mergers, the Company completed a corporate recapitalization (the “Corporate Recapitalization”) which resulted in the recapitalization of the Company from an umbrella partnership C corporation (“Up-C”) structure to a corporation with a single class of common stock with one vote per share.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the annual financial statements included in Apollo Asset Management, Inc.’s annual report on Form 10-K for the year ended 2021. Certain disclosures included in the annual financial statements have been condensed or omitted as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

The results of the Company and its subsidiaries are presented on a consolidated basis. Any ownership interest other than the Company’s interest in its subsidiaries is reflected as a non-controlling interest. Intercompany accounts and transactions have been eliminated. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that any estimates made are reasonable and prudent. Certain reclassifications have been made to previously reported amounts to conform to the current period’s presentation.

Furthermore, in conjunction with the Mergers, Apollo was deemed to be the accounting acquirer and Athene the accounting acquiree, which, for financial reporting purposes, results in Apollo’s historical financial information prior to the Mergers becoming that of the Company. Athene’s results before the Mergers have not been included in the condensed consolidated financial statements of the Company. The unaudited consolidated financial statements include the assets, liabilities, operating results and cash flows of Athene from the date of acquisition. For information on Athene prior to the Mergers, please refer to the annual financial statements included in AHL’s annual report on Form 10-K for the year ended December 31, 2021.

Following the Mergers, the Company’s principal subsidiaries AAM and AHL, together with their subsidiaries, operate an asset management business and a retirement services business, respectively, which possess distinct characteristics. As a result, the Company’s financial statement presentation is organized into two tiers: asset management and retirement services. The

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company believes that separate presentation provides a more informative view of the Company’s consolidated financial condition and results of operations than an aggregated presentation.

The following summary of significant accounting policies first includes those most significant to the overall company and then specific accounting policies for each of the asset management and retirement services businesses, respectively.

Significant Accounting Policies— Overall

Consolidation

When an entity is consolidated, the accounts of the consolidated entity, including its assets, liabilities, revenues, expenses and cash flows, are presented on a gross basis. Consolidation does not have an effect on the amounts of net income reported. The Company consolidates entities where it has a controlling financial interest unless there is a specific scope exception that prevents consolidation. The types of entities with which the Company is involved generally include, but are not limited to:

•subsidiaries, including management companies and general partners of funds that the Company manages
•entities that have attributes of an investment company (e.g., funds)
•special purpose acquisition companies (“SPACs”)
•securitization vehicles (e.g., collateralized loan obligations (“CLOs”))
•AHL and its subsidiaries

Each of these entities is assessed for consolidation based on its specific facts and circumstances. In determining whether to consolidate an entity, the Company first evaluates whether the entity is a VIE or a VOE and applies the appropriate consolidation model as discussed below. If an entity is not consolidated, then the Company’s investment is generally accounted for under the equity method of accounting or as a financial instrument as discussed in the related policy discussions below.

Investment Companies

Funds managed by the Company are generally accounted for as investment companies and are not required to consolidate their investments in operating companies. Judgement is required to evaluate whether entities have the characteristics of an investment company and are thus eligible to be accounted for as an investment company. Funds that meet the investment company criteria reflect their investments at fair value as required by specialized accounting guidance. The Company has retained this specialized accounting for investment companies in consolidation.

Variable Interest Entities

All entities are first considered under the variable interest entities (VIE) model. VIEs are entities that 1) do not have sufficient equity at risk to finance activities without additional subordinated financial support or 2) have equity investors that do not have the ability to make significant decisions related to the entity’s operations, absorb expected losses, or receive expected residual returns.

The Company consolidates a VIE if it is the primary beneficiary of the entity. The Company is deemed the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant. The Company performs the VIE and primary beneficiary assessment at inception of its involvement with a VIE and on an ongoing basis as facts and circumstances change.

To assess whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance, it considers the design of the entity as well as ongoing rights and responsibilities. In general, the parties that can make the most significant decisions regarding asset management, servicing, liquidation rights or have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of the VIE. To assess whether the Company has the obligation to absorb losses or right to receive benefits that could potentially be significant, the Company considers all its economic interests that are considered variable interests in the entity including interests held through related parties. This assessment requires judgement in considering whether those interests are significant.

Assets and liabilities of the consolidated VIEs, other than SPACs, are primarily shown in separate sections within the condensed consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
liabilities and related interest, dividend and other income and expenses are primarily presented within net gains from investment activities of consolidated variable interest entities in the condensed consolidated statements of operations. The portion attributable to non-controlling interests is reported within net income attributable to non-controlling interests in the condensed consolidated statements of operations. For additional disclosures regarding VIEs, see notes 6 and 16.

Voting Interest Entities

Entities that are not determined to be VIEs are generally considered voting interest entities (VOEs). Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest. The Company does not consolidate those VOEs in which substantive kick-out rights have been granted to the unrelated investors to either dissolve the fund or remove the general partner.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related footnotes. The Company’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, non-cash compensation, fair value of investments (including derivatives) and debt, impairment of investments and allowances for expected credit losses, DAC, DSI and VOBA, and future policy benefit reserves. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on the best available information as of March 31, 2022. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities. Interest income from cash and cash equivalents is recorded in other income for asset management and net investment income for retirement services in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities represent their fair values due to their short-term nature. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.

Restricted Cash and Cash Equivalents

Restricted cash consists of cash and cash equivalents held in funds in trust as part of certain coinsurance agreements to secure statutory reserves and liabilities of the coinsured parties and cash held in reserve accounts used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes. Restricted cash also includes cash deposited at a bank that is pledged as collateral in connection with leased premises.

Foreign Currency

The Company holds foreign currency denominated assets and liabilities. Non-monetary assets and liabilities of the Company’s international subsidiaries are remeasured into the functional currency using historical exchange rates specific to each asset and liability, the exchange rates prevailing at the end of each reporting period are used for all others. The results of the Company’s foreign operations are remeasured using an average exchange rate for the respective reporting period. Currency remeasurement adjustments and gains and losses on the settlement of foreign currency translations are included within other income, net for asset management or investment related gains (losses) for retirement services in the condensed consolidated statements of operations. Foreign currency denominated assets and liabilities are translated into the reporting currency using the exchange rates prevailing at the end of each reporting period. Currency translation adjustments are included within other comprehensive income (loss), before tax within the condensed consolidated statements of comprehensive income (loss). The change in unrealized foreign currency exchange of any non-US dollar denominated available-for-sale (“AFS”) securities are included in other comprehensive income (“OCI”) unless they are designated as part of a fair value hedge.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Investments

Equity Method Investments

For investments in entities over which the Company exercises significant influence but does not meet the requirements for consolidation and has not elected the fair value option, the Company uses the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities adjusted for distributions. The Company’s share of the underlying net income or loss of such entities is recorded in investment income for asset management and net investment income for retirement services in the condensed consolidated statements of operations.

The carrying amounts of equity method investments are recorded in investments in the condensed consolidated statements of financial condition. Generally, the underlying entities that the Company manages and invests in are primarily investment companies and the carrying value of the Company’s equity method investments approximates fair value.

Financial Instruments held by Consolidated VIEs

The consolidated VIEs managed by the Company are primarily investment companies and CLOs. Their investments include debt and equity securities held at fair value. Financial instruments are generally accounted for on a trade date basis.

Under a measurement alternative permissible for consolidated collateralized financing entities, the Company measures both the financial assets and financial liabilities of consolidated CLOs in its condensed consolidated financial statements in both cases using the fair value of the financial assets or financial liabilities, whichever are more observable.

Where financial assets are more observable, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology.

Where financial liabilities are more observable, the financial liabilities of the consolidated CLOs are measured at fair value and the financial assets are measured in consolidation as: (i) the sum of the fair value of the financial liabilities, and the carrying value of any non-financial liabilities that are incidental to the operations of the CLOs less (ii) the carrying value of any non-financial assets that are incidental to the operations of the CLOs. The resulting amount is allocated to the individual financial assets using a reasonable and consistent methodology.

Net income attributable to Apollo Global Management, Inc. reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.

Certain consolidated VIEs have applied the fair value option for certain investments in private debt securities that otherwise would not have been carried at fair value with gains and losses in net income.

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date under current market conditions. The actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based.

Fair Value Option

Entities are permitted to elect the fair value option (“FVO”) to carry at fair value certain financial assets and financial liabilities, including investments otherwise accounted for under the equity method of accounting. The FVO election is irrevocable and is applied to financial instruments on an individual basis at initial recognition or at eligible remeasurement events. Please refer to note 4 for additional information and other instances of when the Company has elected the FVO.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value Hierarchy

U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

Level 1 – Quoted prices are available in active markets for identical financial instruments as of the reporting date. The Company does not adjust the quoted price for these financial instruments, even in situations where the Company holds a large position and the sale of such position would likely deviate from the quoted price.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. These financial instruments exhibit higher levels of liquid market observability as compared to Level 3 financial instruments.

Level 3 – Pricing inputs are unobservable for the financial instrument and includes situations where there is little observable market activity for the financial instrument. The inputs into the determination of fair value may require significant management judgment or estimation. Financial instruments that are included in this category generally include investments where the fair value is based on observable inputs as well as unobservable inputs.

When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular financial instrument would qualify for classification as Level 2 or Level 3. These criteria include, but are not limited to, the number and quality of the broker quotes, the standard deviations of the observed broker quotes, and the percentage deviation from external pricing services.

Investments in securities that are traded on a securities exchange or comparable over-the-counter quotation systems are valued based on the last reported sale price at that date. If no sales of such investments are reported on such date, and in the case of over-the-counter securities or other investments for which the last sale date is not available, valuations are based on independent market quotations obtained from market participants, recognized pricing services or other sources deemed relevant, and the prices are based on the average of the “bid” and “ask” prices, or at ascertainable prices at the close of business on such day. Market quotations are generally based on valuation pricing models or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks, among other factors. When market quotations are not available, a model-based approach is used to determine fair value.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument when the fair value is based on unobservable inputs.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting where the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations that are elements of the consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets of an acquired business. Goodwill is tested annually for impairment or more frequently if circumstances indicate impairment may have occurred. The Company will perform its annual goodwill impairment test on October 1, 2022. The impairment test is performed at the reporting unit level, which is generally at the level of the Company’s reportable segments. Goodwill is recorded in separate line items for both the Asset Management and Retirement Services segments. Please see note 3 for disclosure regarding the goodwill recorded related to the Mergers.

Compensation and Benefits

Compensation consists of (i) salary, bonus, and benefits, which includes base salaries, discretionary and non-discretionary bonuses, severance and employee benefits, (ii) equity-based compensation granted to employees and non-employees that is measured based on the grant date fair value of the award and (iii) profit sharing expense, which primarily consists of a portion of performance revenues earned from certain funds that are allocated to employees and former employees. Compensation costs are recorded in compensation and benefits for asset management and policy and other operating expense for retirement services in the condensed consolidated statements of operations.

Equity-based awards granted to employees and non-employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant period of service. Equity-based awards that require performance metrics to be met are expensed only when the performance metric is met or deemed probable. Profit sharing amounts are recognized as the related performance revenues are earned. Accordingly, profit sharing amounts can be reversed during periods when there is a decline in performance revenues that were previously recognized. Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments (which may be distributed in cash or in-kind).

Non-controlling Interests

For entities that are consolidated, but not wholly owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the condensed consolidated financial statements. Non-controlling interests also include ownership interests in certain consolidated funds and VIEs.

Non-controlling interests are presented as a separate component of equity on the Company’s condensed consolidated statements of financial condition. Net income includes the net income attributable to the holders of non-controlling interests on the Company’s condensed consolidated statements of operations. Profits and losses are allocated to non-controlling interests in proportion to their relative ownership interests regardless of their basis.
Earnings Per Share

As the Company has issued participating securities, the two-class method of computing earnings per share is used for all periods presented for common stock and participating securities as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for distributions declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. Participating securities include vested and unvested RSUs that participate in distributions, as well as unvested restricted shares.

Whether during a period of net income or net loss, under the two-class method the remaining earnings are allocated to common stock and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Earnings or losses allocated to each class of security are then divided by the applicable weighted average outstanding shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding shares of common stock and includes the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The numerator is adjusted for any changes in income or loss that would result from the issuance of these potential shares of common stock.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Share Repurchase

When shares are repurchased, the Company can choose to record treasury shares or account for the repurchase as a constructive retirement. The Company accounted for share repurchases as constructive retirement, whereby it reduced common stock and additional paid-in capital by the amount of the original issuance, with any excess purchase price recorded as a reduction to retained earnings. Under this method, issued and outstanding shares are reduced by the shares repurchased, and no treasury stock is recognized on the condensed consolidated statements of financial condition.

Income Taxes

AGM is a Delaware corporation and generally all of its income is subject to U.S. corporate income taxes. Certain subsidiaries of AGM operate as partnerships for U.S. income tax purposes and are subject to NYC UBT. In conjunction with the Mergers, Apollo underwent a reorganization from an Up-C structure to a C-corporation with a single class of common stock. Athene, and certain of its non-U.S. subsidiaries, are Bermuda exempted companies that have historically not been subject to U.S. corporate income taxes on their earnings. Due to the Mergers, Athene’s non-U.S. earnings will generally be subject to U.S. corporate income taxes.
Significant judgment is required in determining tax expense and in evaluating certain and uncertain tax positions. The Company’s tax positions are reviewed and evaluated quarterly to determine whether the Company has uncertain tax positions that require financial statement recognition. The Company recognizes the tax benefit of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position were not considered more likely than not to be sustained, then no benefits of the position would be recognized.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the financial statement carrying amount of assets and liabilities and their respective tax bases using currently enacted tax rates in the period the temporary difference is expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period during which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In determining the realizability of deferred tax assets, the Company evaluates all positive and negative evidence in addition to the ability to carry back losses, the timing of future reversals of taxable temporary differences, tax planning strategies and future expected earnings.

Recently Issued Accounting Pronouncements

Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08)

In October 2021, the FASB issued guidance to add contract assets and contract liabilities from contracts with customers acquired in a business combination to the list of exceptions to the fair value recognition and measurement principles that apply to business combinations, and instead require them to be accounted for in accordance with revenue recognition guidance. The new guidance is mandatorily effective for the Company on January 1, 2023 and applied prospectively, with early adoption permitted. The Company is currently evaluating the new guidance and its impact on the consolidated financial statements.

Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2020-11, ASU 2019-09, ASU 2018-12)

These updates amend four key areas pertaining to the accounting and disclosures for long-duration insurance and investment contracts.

•The update requires cash flow assumptions used to measure the liability for future policy benefits to be updated at least annually and no longer allows a provision for adverse deviation. The remeasurement of the liability associated with the update of assumptions is required to be recognized in net income. Loss recognition testing is eliminated for traditional and limited-payment contracts. The update also requires the discount rate used in measuring the liability to be an upper-medium grade fixed- income instrument yield, which is to be updated at each reporting date. The change in liability due to changes in the discount rate is to be recognized in OCI.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
•The update simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts. Deferred costs are required to be written off for unexpected contract terminations but are not subject to impairment testing.
•The update requires certain contract features meeting the definition of market risk benefits to be measured at fair value. Among the features included in this definition are the GLWB and GMDB riders attached to annuity products. The change in fair value of the market risk benefits is to be recognized in net income, excluding the portion attributable to changes in instrument-specific credit risk which is recognized in OCI.
•The update also introduces disclosure requirements around the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs. This includes disaggregated rollforwards of these balances and information about significant inputs, judgments, assumptions and methods used in their measurement.

The Company is required to adopt these updates on January 1, 2023. Certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the new guidance and its impact on the consolidated financial statements.

Significant Accounting Policies – Asset Management

U.S. Treasury securities

U.S. Treasury securities, at fair value includes U.S. Treasury bills with original maturities greater than three months when purchased. These securities are recorded at fair value in investments in the condensed consolidated statements of financial condition. Interest income on such securities is separately presented from the overall change in fair value and is recognized in interest income for asset management in the condensed consolidated statements of operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net gains (losses) from investment activities for asset management in the condensed consolidated statements of operations.

Due from/to Related Parties

Due from/to related parties includes amounts due from and due to existing employees, certain former employees, portfolio companies of the funds and non-consolidated funds.

Deferred Revenue

Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the condensed consolidated statements of financial condition.

Apollo also earns management fees which are subject to an offset. When Apollo receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by the relevant fund. Such credit is recorded as deferred revenue in the condensed consolidated statements of financial condition within the accounts payable, accrued expenses and other liabilities line item. A portion of any excess advisory and transaction fees may be required to be returned to the limited partners of certain funds upon such fund’s liquidation. As the management fees earned by Apollo are presented on a gross basis, any management fee offsets calculated are presented as a reduction to advisory and transaction fees in the condensed consolidated statements of operations.

Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds Apollo manages. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is recorded as deferred revenue in the condensed consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly, or annually.

Under the terms of the funds’ partnership agreements, Apollo is normally required to bear organizational expenses over a set dollar amount and placement fees or costs in connection with the offering and sale of interests in the funds it manages to investors. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
may be capitalized as a cost to acquire a customer contract and amortized over the life of the customer contract. Capitalized placement fees are recorded within other assets in the condensed consolidated statements of financial condition, while amortization is recorded within general, administrative and other in the condensed consolidated statements of operations. In certain instances, the placement fees are paid over a period of time. Based on the management agreements with the funds, Apollo considers placement fees and organizational costs paid in determining if cash has been received in excess of the management fees earned. Placement fees and organizational costs are normally the obligation of Apollo but can be paid for by the funds. When these costs are paid by the fund, the resulting obligations are included within deferred revenue. The deferred revenue balance will also be reduced during future periods when management fees are earned but not paid.

Redeemable non-controlling interests

Redeemable non-controlling interests represent any shares issued by consolidated SPACs that are redeemable for cash by the public shareholders in connection with the SPACs’ failure to complete a business combination or tender offer/stockholder approval provisions. The SPACs recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital.

Revenues

The revenues of the asset management business include (i) management fees; (ii) advisory and transaction fees, net; (iii) investment income, which is comprised of performance allocations and principal investment income; and (iv) incentive fees.

The revenue guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services (i.e., the transaction price). When determining the transaction price under the revenue guidance, an entity may recognize variable consideration only to the extent that it is probable to not be significantly reversed. The revenue guidance also requires disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

Performance allocations are accounted for under guidance applicable to equity method investments, and therefore not within the scope of the revenue guidance. Apollo recognizes performance allocations within investment income along with the related principal investment income (as further described below) in the condensed consolidated statements of operations and within the investments line in the condensed consolidated statements of financial condition.

Refer to disclosures below for additional information on each of the revenue streams of the asset management business.

Management Fees

Management fees are recognized over time during the periods in which the related services are performed in accordance with the contractual terms of the related agreement. Management fees are generally based on (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise defined in the respective agreements. Included in management fees are certain expense reimbursements where Apollo is considered the principal under the agreements and is required to record the expense and related reimbursement revenue on a gross basis.

Advisory and Transaction Fees, Net

Advisory fees, including management consulting fees and directors’ fees, are generally recognized over time as the underlying services are provided in accordance with the contractual terms of the related agreement. Apollo receives such fees in exchange for ongoing management consulting services provided to portfolio companies of funds it manages. Transaction fees, including structuring fees and arranging fees related to Apollo’s funds, portfolio companies of funds and third parties are generally recognized at a point in time when the underlying services rendered are complete.

The amounts due from fund portfolio companies are recorded in due from related parties on the condensed consolidated statements of financial condition. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
applicable broken deal costs. Advisory and transaction fees are presented net of these management fee offsets in the condensed consolidated statements of operations.

Underwriting fees, which are also included within advisory and transaction fees, net, include gains, losses and fees, arising from securities offerings in which one of the Company’s subsidiaries participates in the underwriter syndicate. Underwriting fees are recognized at a point in time when the underwriting is completed. Underwriting fees recognized but not received are recorded in other assets on the condensed consolidated statements of financial condition.
During the normal course of business, Apollo incurs certain costs related to certain transactions that are not consummated, or “broken deal costs”. These costs (e.g., research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the management fee offset. If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated. As Apollo acts as an agent for the funds it manages, any transaction costs incurred and paid by Apollo on behalf of the respective funds relating to successful or broken deals are recorded net on the Company’s condensed consolidated statements of operations, and any receivable from the respective funds is recorded in due from related parties on the condensed consolidated statements of financial condition.

Performance Allocations

Performance allocations are a type of performance revenue (i.e., income earned based on the extent to which an entity’s performance exceeds predetermined thresholds). Performance allocations are generally structured from a legal standpoint as an allocation of capital in which Apollo’s capital account receives allocations of the returns of an entity when those returns exceed predetermined thresholds. The determination of which performance revenues are considered performance allocations is primarily based on the terms of an agreement with the entity.

Apollo recognizes performance allocations within investment income along with the related principal investment income (as described further below) in the condensed consolidated statements of operations and within the investments line in the condensed consolidated statements of financial condition.

When applicable, Apollo may record a general partner obligation to return previously distributed performance allocations. The general partner obligation is based upon an assumed liquidation of a fund’s net assets as of the reporting date and is reported within due to related parties on the condensed consolidated statements of financial condition. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective governing document of the fund.

Principal Investment Income

Principal investment income includes Apollo’s income or loss from equity method investments and certain other investments in entities in which Apollo is generally eligible to receive performance allocations. Income from equity method investments includes Apollo’s share of net income or loss generated from its investments, which are not consolidated, but in which it exerts significant influence.

Incentive Fees

Incentive fees are a type of performance revenue. Incentive fees differ from performance allocations in that incentive fees do not represent an allocation of capital but rather a contractual fee arrangement with the entity. Incentive fees are considered a form of variable consideration as they are subject to clawback or reversal and therefore must be deferred until the fees are probable to not be significantly reversed. Accrued but unpaid incentive fees are reported within other assets in Apollo’s condensed consolidated statements of financial condition. Apollo’s incentive fees are generally received from CLOs, managed accounts and certain other vehicles it manages.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Profit Sharing

Profit sharing expense and profit sharing payable primarily consist of a portion of performance revenues earned from certain funds that are allocated to employees and former employees. Profit sharing amounts are recognized as the related performance revenues are earned. Accordingly, profit sharing amounts can be reversed during periods when there is a decline in performance revenues that were previously recognized. Profit sharing expense is recorded in compensation and benefits for Asset Management in the condensed consolidated statements of operations. Profit sharing payable is recorded in accounts payable, accrued expenses and other liabilities for Asset Management in the condensed consolidated statements of financial condition.

Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments. Under certain profit-sharing arrangements, Apollo requires that a portion of certain of the performance revenues distributed to its employees be used to purchase restricted common stock issued under the Equity Plan. Prior to distribution of the performance revenue, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. Such equity-based awards are recorded as equity-based compensation expense over the relevant service period once granted.

Additionally, profit sharing amounts previously distributed may be subject to clawback from employees and former employees. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the condensed consolidated statements of financial condition, represents all amounts previously distributed to employees and former employees that would need to be returned to the general partner if the funds were to be liquidated based on the fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective governing document of the fund.

Profit sharing payable also includes contingent consideration obligations that were recognized in connection with certain acquisitions. Changes in the fair value of the contingent consideration obligations are reflected in the condensed consolidated statements of operations as compensation and benefits for Asset Management.

Apollo has a performance-based incentive arrangement for certain employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company’s asset management business. This arrangement enables certain employees to earn discretionary compensation based on performance revenue earned by Apollo’s asset management business in a given year, which amounts are reflected in compensation and benefits in the accompanying condensed consolidated financial statements for Asset Management. Apollo may also use dividends it receives from investments in certain perpetual capital vehicles to compensate employees. These amounts are recorded as compensation and benefits in the condensed consolidated statements of operations for Asset Management.

Significant Accounting Policies – Retirement Services

Investments

Fixed Maturity Securities

Fixed maturity securities includes bonds, CLOs, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and redeemable preferred stock. Athene classifies fixed maturity securities as AFS or trading at the time of purchase and subsequently carries them at fair value. Classification is dependent on a variety of factors including expected holding period, election of the fair value option and asset and liability matching.

AFS Securities

AFS securities are held at fair value on the condensed consolidated statements of financial condition with unrealized gains and losses, net of allowances for expected credit losses, tax and adjustments to DAC, DSI, and future policy benefits, if applicable, generally reflected in accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated statements of financial condition. Unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships are reflected in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Trading Securities

The fair value option is elected for certain fixed maturity securities. These fixed maturity securities are classified as trading, with changes to fair value included in investment related gains (losses) on the condensed consolidated statements of operations. Although the securities are classified as trading, the trading activity related to these investments is primarily focused on asset and liability matching activities and is not intended to be an income strategy based on active trading. As such, the activity related to these investments on the condensed consolidated statements of cash flows is classified as investing activities.

Transactions in trading securities are generally recorded on a trade date basis, with any unsettled trades recorded in other assets or other liabilities on the condensed consolidated statements of financial condition. Bank loans, private placements and investment funds are recorded on settlement date basis.

Equity Securities

Equity securities includes common stock, mutual funds and non-redeemable preferred stock. Equity securities with readily determinable fair values are carried at fair value with subsequent changes in fair value recognized in net income. Retirement Services has elected to account for certain equity securities without readily determinable fair values that do not qualify for the practical expedient to estimate fair values based on net asset value (“NAV”) per share (or its equivalent) at cost less impairment, subject to adjustments based on observable price changes in orderly transactions for identical or similar investments of the same issuer.

Purchased Credit Deteriorated (“PCD”) Investments

Athene purchases certain structured securities, primarily RMBS, and re-performing mortgage loans having experienced a more-than-insignificant deterioration in credit quality since their origination which upon assessment have been determined to meet the definition of PCD investments. Additionally, structured securities classified as beneficial interests follow the initial measurement guidance for PCD investments if there is a significant difference between contractual cash flows adjusted for expected prepayments and expected cash flows at the date of recognition. The initial allowance for credit losses for PCD investments is recorded through a gross-up adjustment to the initial amortized cost. For structured securities classified as beneficial interests, the initial allowance is calculated as the present value of the difference between contractual cash flows adjusted for expected prepayments and expected cash flows at the date of recognition. The non-credit purchase discount or premium is amortized into investment income using the effective interest method. The credit discount, represented by the allowance for expected credit losses, is remeasured each period following the policies for measuring credit losses described in Credit Losses – Available-for-Sale Securities section below.

Mortgage Loans

Athene elected the fair value option on Athene’s mortgage loan portfolio. Interest income is accrued on the principal amount of the loan based on its contractual interest rate. Interest is accrued on loans until it is probable it will not be received, or the loan is 90 days past due, unless guaranteed by U.S. government-sponsored agencies. Interest income and prepayment fees are reported in net investment income on the condensed consolidated statements of operations. Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the condensed consolidated statements of operations.

Investment Funds

Athene invests in certain non-fixed income, alternative investments in the form of limited partnerships or similar legal structures (investment funds). For investment funds in which it does not hold a controlling financial interest, Athene typically accounts for such investments using the equity method, where the cost is recorded as an investment in the fund, or it has elected the fair value option. Adjustments to the carrying amount reflect pro rata ownership percentage of the operating results as indicated by NAV in the investment fund financial statements, which can be on a lag of up to three months when investee information is not received in a timely manner.

Athene’s proportionate share of investment fund income is recorded within net investment income on the condensed consolidated statements of operations. Contributions paid or distributions received by Athene are recorded directly to the investment fund balance as an increase to carrying value or as a return of capital, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Policy Loans

Policy loans are funds provided to policyholders in return for a claim on the policyholder’s account balance. The funds provided are limited to a specified percentage of the account balance. The majority of policy loans do not have a stated maturity and the balances and accrued interest are repaid with proceeds from the policyholder’s account balance. Policy loans are reported at the unpaid principal balance. Interest income is recorded as earned using the contract interest rate and is reported in net investment income on the condensed consolidated statements of operations.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with funds withheld coinsurance (funds withheld) and modified coinsurance (“modco”) reinsurance agreements in which Athene acts as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company, and any excess or shortfall is settled periodically. The underlying agreements contain embedded derivatives as discussed below.

Short-term Investments

Short-term investments consist of financial instruments with maturities of greater than three months but less than twelve months when purchased. Short-term debt securities are accounted for as trading or AFS consistent with the policies for those investments. Short-term loans are carried at amortized cost.

Other Investments

Other investments includes, but is not limited to, term loans collateralized by mortgages on residential and commercial real estate. Mortgage collateralized term loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of allowances for expected credit losses. Interest income is accrued on the principal amount of the loan based on its contractual interest rate. Loan premiums and discounts are amortized or accreted using the effective interest method and contractual cash flows on the underlying loan. Interest on loans is accrued until it is probable it will not be received or the loan is 90 days past due. Interest income, amortization of premiums and discounts, and prepayment and other fees are reported in net investment income on the condensed consolidated statements of operations.

Securities Repurchase and Reverse Repurchase Agreements

Securities repurchase and reverse repurchase transactions involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date and at a fixed and determinable price. Transfers of securities under these agreements to repurchase or resell are evaluated to determine whether they satisfy the criteria for accounting treatment as secured borrowing or lending arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales or purchases, with related forward repurchase or resale commitments. All securities repurchase transactions are accounted for as secured borrowings and are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition. Earnings from investing activities related to the cash received under securities repurchase arrangements are included in net investment income on the condensed consolidated statements of operations. The associated borrowing cost is included in policy and other operating expenses on the condensed consolidated statements of operations. The investments purchased in reverse repurchase agreements, which represent collateral on a secured lending arrangement, are not reflected in the condensed consolidated statements of financial condition; however, the secured lending arrangement is recorded as a short-term investment for the principal amount loaned under the agreement.

Investment Income

Investment income is recognized as it accrues or is legally due, net of investment management and custody fees. Investment income on fixed maturity securities includes coupon interest, as well as the amortization of any premium and the accretion of any discount. Investment income on equity securities represents dividend income and preferred coupons interest. Realized gains and losses on sales of investments are included in investment related gains (losses) on the condensed consolidated statements of operations. Realized gains and losses on investments sold are determined based on a first-in first-out method.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Credit Losses – Available-for-Sale Securities

AFS securities with a fair value that has declined below amortized cost are evaluated to determine how the decline in fair value should be recognized. If based on the facts and circumstances related to the specific security, Athene intends to sell a security or it is more likely than not that it would be required to sell a security before the recovery of its amortized cost, any existing allowance for expected credit losses is reversed and the amortized cost of the security is written down to fair value. If neither of these conditions exist, the decline in fair value is evaluated to determine whether it has resulted from a credit loss or other factors.

For non-structured AFS securities, relevant facts and circumstances are qualitatively considered in evaluating whether a decline below fair value is credit-related. Relevant facts and circumstances include but are not limited to: (1) the extent to which the fair value is less than amortized cost; (2) changes in agency credit ratings, (3) adverse conditions related to the security’s industry or geographical area, (4) failure to make scheduled payments, and (5) other known changes in the financial condition of the issuer or quality of any underlying collateral or credit enhancements. For structured AFS securities meeting the definition of beneficial interests, the qualitative assessment is bypassed, and any securities having experienced a decline in fair value below amortized cost move directly to a quantitative analysis.

If upon completion of this analysis it is determined that a potential credit loss exists, an allowance for expected credit losses is established equal to the amount by which the present value of expected cash flows is less than amortized cost, limited by the amount by which fair value is less than amortized cost. A non-structured security’s cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security-specific facts and circumstances including timing, security interests and loss severity. A structured security’s cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayments and structural support, including subordination and guarantees. The expected cash flows are discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete a structured security. For securities with a contractual interest rate that varies based on changes in an independent factor, such as an index or rate, the effective interest rate is calculated based on the factor as it changes over the life of the security. Inherently under the discounted cash flow model, both the timing and amount of expected cash flows affect the measurement of the allowance for expected credit losses.

The allowance for expected credit losses is remeasured each period for the passage of time, any change in expected cash flows, and changes in the fair value of the security. All impairments, whether intent or requirement to sell or credit-related, are recorded through a charge to credit loss expense within investment related gains (losses) on the condensed consolidated statements of operations. All changes in the allowance for expected credit losses are recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of operations.

The Company has elected to present accrued interest receivable separately in other assets on the condensed consolidated balance sheets. It has also elected the practical expedient to exclude the accrued interest receivable from the amortized cost balance used to calculate the allowance for expected credit losses, as it has a policy to write off such balances in a timely manner, when they become 90 days past due. Any write-off of accrued interest is recorded through a reversal of net investment income on the condensed consolidated statements of operations.

Upon determining that all or a portion of the amortized cost of an asset is uncollectible, which is generally when all efforts for collection are exhausted, the amortized cost is written off against the existing allowance. Any write off in excess of the existing allowance is recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of operations.

Derivative Instruments

Athene invests in derivatives to hedge the risks experienced from ongoing operations, such as equity, interest rate and cash flow risks, or for other risk management purposes, which primarily involve managing liability risks associated with indexed annuity products and reinsurance agreements. Derivatives are financial instruments with values that are derived from interest rates, foreign exchange rates, financial indices or other combinations of an underlying and notional. Derivative assets and liabilities are carried at fair value on the condensed consolidated statements of financial condition. The Company elects to present any derivatives subject to master netting provisions as a gross asset or liability and gross of collateral. It may designate derivatives as cash flow, fair value or net investment hedges.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Hedge Documentation and Hedge Effectiveness

To qualify for hedge accounting, at the inception of the hedging relationship, Athene formally documents its designation of the hedge as a cash flow, fair value or net investment hedge and risk management objective and strategy for undertaking the hedging transaction. This documentation identifies how the hedging instrument is expected to hedge the designated risks related to the hedged item and the method that will be used to retrospectively and prospectively assess the hedge effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the hedge accounting relationship. For a cash flow hedge, all changes in the fair value of the hedging derivative are reported within AOCI and the related gains or losses on the derivative are reclassified into the condensed consolidated statements of operations when the cash flows of the hedged item affect earnings.

For a cash flow hedge, all changes in the fair value of the hedging derivative are reported within AOCI and the related gains or losses on the derivative are reclassified into the condensed consolidated statements of operations when the cash flows of the hedged item affect earnings.

For a fair value hedge, changes in the fair value of the hedging derivative and changes in the fair value of the hedged item related to the designated risk being hedged are reported on the condensed consolidated statements of operations according to the nature of the risk being hedged. Additionally, changes in the fair value of amounts excluded from the assessment of effectiveness are recorded in AOCI and amortized into income over the life of the hedge accounting relationship.

For a net investment hedge, changes in the fair value of the hedging derivative are reported within AOCI to offset the translation adjustments for subsidiaries with functional currencies other than U.S. dollar.

Athene discontinues hedge accounting prospectively when: (1) it determines the derivative is no longer highly effective in offsetting changes in the estimated cash flows or fair value of a hedged item; (2) the derivative expires, is sold, terminated, or exercised; or (3) the derivative is de-designated as a hedging instrument. When hedge accounting is discontinued, the derivative continues to be carried on the condensed consolidated statements of financial condition at fair value, with changes in fair value recognized in investment related gains (losses) on the condensed consolidated statements of operations.

For a derivative not designated as a hedge, changes in the derivative’s fair value and any income received or paid on derivatives at the settlement date are included in investment related gains (losses) on the condensed consolidated statements of operations.

Embedded Derivatives

Athene issues and reinsures products, primarily indexed annuity products, or purchase investments that contain embedded derivatives. If it determines the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as the entire contract is carried at fair value with all related gains and losses recognized in investment related gains (losses) on the condensed consolidated statements of operations. Embedded derivatives are carried on the condensed consolidated statements of financial condition at fair value in the same line item as the host contract.

Fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain stock market indices. The equity market option is an embedded derivative. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives represents the present value of cash flows attributable to the indexed strategies. The embedded derivative cash flows are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates and policyholder behavior assumptions including lapses and the use of benefit riders. The embedded derivative cash flows are discounted using a rate that reflects Athene’s own credit rating. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Contracts acquired through a business combination which contain an embedded derivative are re-bifurcated as of the acquisition date. Changes in the fair value of embedded derivatives associated with fixed indexed annuities, index-linked variable annuities and indexed universal life insurance contracts are included in interest sensitive contract benefits on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Additionally, reinsurance agreements written on a funds withheld or modco basis contain embedded derivatives. Athene has determined that the right to receive or obligation to pay the total return on the assets supporting the funds withheld at interest or funds withheld liability, respectively, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modco agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld at interest and funds withheld liability on the condensed consolidated statements of financial condition for assumed and ceded agreements, respectively. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses) on the condensed consolidated statements of operations. Assumed and ceded earnings from funds withheld at interest, funds withheld liability and changes in the fair value of embedded derivatives are reported in operating activities on the condensed consolidated statements of cash flows. Contributions to and withdrawals from funds withheld at interest and funds withheld liability are reported in operating activities on the condensed consolidated statements of cash flows.

Reinsurance

Athene assumes and cedes insurance and investment contracts under coinsurance, funds withheld and modco. Reinsurance accounting is applied for transactions that provide indemnification against loss or liability relating to insurance risk (risk transfer). To meet risk transfer requirements, a reinsurance agreement must transfer insurance risk arising from uncertainties about both underwriting and timing risks. Cessions under reinsurance do not discharge obligations as the primary insurer, unless the requirements of assumption reinsurance have been met.

Assets and liabilities assumed or ceded under coinsurance, funds withheld, or modco are presented gross on the condensed consolidated statements of financial condition. For investment contracts, the change in assumed and ceded reserves are presented net in interest sensitive contract benefits on the condensed consolidated statements of operations. For insurance contracts, the change in assumed and ceded reserves and benefits are presented net in future policy and other policy benefits on the condensed consolidated statements of operations. Assumed or ceded premiums are included in premiums on the condensed consolidated statements of operations.

Accounting for reinsurance requires the use of assumptions, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. Athene attempts to minimize counterparty credit risk through the structuring of the terms of its reinsurance agreements, including the use of trusts, and it monitors credit ratings of counterparties for signs of declining credit quality. When a ceding company does not report information on a timely basis, accruals are recorded based on the best available information at the time, which includes the reinsurance agreement terms and historical experience. Actual and anticipated experience are periodically compared to the assumptions used to establish reinsurance assets and liabilities.

Funds Withheld and Modco

For business assumed or ceded on a funds withheld or modco basis, a funds withheld segregated portfolio, comprised of invested assets and other assets is maintained by the ceding entity, which is sufficient to support the current balance of statutory reserves. The fair value of the funds withheld is recorded as a funds withheld asset or liability and any excess or shortfall in relation to statutory reserves is settled periodically.

Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

Deferred Acquisition Costs and Deferred Sales Inducements

Costs related directly to the successful acquisition of new, or renewal of, insurance or investment contracts are deferred to the extent they are recoverable from future premiums or gross profits. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances, and are included in deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated statements of financial condition. Athene performs periodic tests, including at issuance, to determine if the deferred costs are recoverable. If it determines that the deferred costs are not recoverable, a cumulative charge is recorded to the current period.

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are amortized over the lives of the policies, based upon the proportion of the present value of actual and expected deferred costs to the present value of actual and expected gross profits to be earned over

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
the life of the policies. Gross profits include investment spread margins, surrender charge income, policy administration charges and expenses, changes in the guaranteed lifetime withdrawal benefit (“GLWB”) and guaranteed minimum death benefit (“GMDB”) reserves and realized gains and losses on investments. Current period gross profits for fixed indexed annuities also include the change in fair value of both freestanding and embedded derivatives. Estimates of the expected gross profits and margins are based on assumptions using accepted actuarial methods related to policyholder behavior, including lapses and the utilization of benefit riders, mortality, yields on investments supporting the liabilities, future interest credited amounts (including indexed related credited amounts on fixed indexed annuity products), and other policy changes as applicable, and the level of expenses necessary to maintain the policies over their expected lives. Each reporting period, Athene updates estimated gross profits with actual gross profits as part of the amortization process and adjust the DAC and DSI balances due to the OCI effects of unrealized investment gains and losses on AFS securities. Athene also periodically revises the key assumptions used in the amortization calculation, which results in revisions to the estimated future gross profits. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made.

Deferred costs related to investment contracts without significant revenue streams from sources other than investment of the policyholder funds are amortized using the effective interest method. The effective interest method amortizes the deferred costs by discounting the future liability cash flows at a break-even rate. The break-even rate is solved for such that the present value of future liability cash flows is equal to the net liability at the inception of the contract.

Value of Business Acquired

Athene establishes VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities. It records the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using Athene’s best estimate assumptions consistent with the policies described below for future policy benefits and interest sensitive contract liabilities. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative. Any negative VOBA is recorded to the same financial statement line on the condensed consolidated statements of financial condition as the associated reserves. Positive VOBA is recorded in deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated statements of financial condition. Athene performs periodic tests to determine if the VOBA remains recoverable. If it determines that VOBA is not recoverable, a cumulative charge is recorded to the current period.

VOBA and negative VOBA are amortized in relation to applicable policyholder liabilities. Significant assumptions which impact VOBA and negative VOBA amortization are consistent with those which impact the measurement of policyholder liabilities.

Interest Sensitive Contract Liabilities

Universal life-type policies and investment contracts include fixed indexed and traditional fixed annuities in the accumulation phase, funding agreements, universal life insurance, fixed indexed universal life insurance and immediate annuities without significant mortality risk (which includes pension group annuities without life contingencies). Athene carries liabilities for fixed annuities, universal life insurance and funding agreements at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, “Global Atlantic”) which it carries at fair value. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. For a discussion regarding indexed products, refer above to the embedded derivative discussion.

Changes in the interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the condensed consolidated statements of operations. Interest sensitive contract liabilities are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the condensed consolidated statements of financial condition.

Future Policy Benefits

Athene issues contracts classified as long-duration, which includes term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which includes pension group annuities with life contingencies). Liabilities for non-participating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to expenses, investment yields, mortality, morbidity and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of March 31, 2022, the reserve investment yield assumptions for non-

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
participating contracts range from 2.3% to 4.1% and are specific to Athene’s expected earned rate on the asset portfolio supporting the reserves. Athene bases other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary.

For long-duration contracts, the assumptions are locked in at contract inception and only modified if Athene deems the reserves to be inadequate. Athene periodically reviews actual and anticipated experience compared to the assumptions used to establish policy benefits. If the net U.S. GAAP liability (gross reserves less DAC, DSI and VOBA) is less than the gross premium liability, impairment is deemed to have occurred, and the DAC, DSI and VOBA asset balances are reduced until the net U.S. GAAP liability is equal to the gross premium liability. If the DAC, DSI and VOBA asset balances are completely written off and the net U.S. GAAP liability is still less than the gross premium liability, then an additional liability is recorded to arrive at the gross premium liability.

Athene issues and reinsures deferred annuity contracts which contain GLWB and GMDB riders. Future policy benefits for GLWB and GMDB riders are established by estimating the expected value of withdrawal and death benefits in excess of the projected policyholder account balances. The excess is recognized proportionally over the accumulation period based on total actual and expected assessments. The methods used to estimate the liabilities have assumptions about policyholder behavior, which includes lapses, withdrawals and utilization of benefit riders; mortality, expected yield on investments supporting the liability; and market conditions affecting the account balance growth.

Future policy benefits includes liabilities for no-lapse guarantees on universal life insurance and fixed indexed universal life insurance. Retirement Services establishes future policy benefits for no-lapse guarantees by estimating the expected value of death benefits paid after policyholder account balances have been exhausted. Retirement Services recognizes these benefits proportionally over the life of the contracts based on total actual and expected assessments. The methods Retirement Services uses to estimate the liabilities have assumptions about policyholder behavior, mortality, expected yield on investments supporting the liability, and market conditions affecting policyholder account balance growth.

For the liabilities associated with GLWB and GMDB riders and no-lapse guarantees, each reporting period, expected excess benefits and assessments are updated with actual excess benefits and assessments and liability balances are adjusted due to the OCI effects of unrealized investment gains and losses on AFS securities. The key assumptions used in the calculation of the liabilities are also periodically revised which results in revisions to the expected excess benefits and assessments. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made.

Changes in future policy benefits other than the adjustment for the OCI effects of unrealized investment gains and losses on AFS securities, are recorded in future policy and other policy benefits on the condensed consolidated statements of operations. Future policy benefits are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the condensed consolidated statements of financial condition.

Revenues

Revenues for universal life-type policies and investment contracts, including surrender and market value adjustments, costs of insurance, policy administration, GMDB, GLWB and no-lapse guarantee charges, are earned when assessed against policyholder account balances during the period. Interest credited to policyholder account balances and the change in fair value of embedded derivatives within fixed indexed annuity contracts is included in interest sensitive contract benefits on the condensed consolidated statements of operations.

Premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. When premiums are due over a significantly shorter period than the period over which benefits are provided, such as immediate annuities with life contingencies (which includes pension group annuities), a deferred profit liability is established equal to the excess of the gross premium over the net premium. The deferred profit liability is recognized in future policy benefits on the condensed consolidated statements of financial condition and amortized into income in relation to applicable policyholder liabilities through future policy and other policy benefits on the condensed consolidated statements of operations.

All insurance related revenue is reported net of reinsurance ceded.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Merger with Athene

On January 1, 2022, Apollo and Athene completed the previously announced merger transactions pursuant to the Merger Agreement. As a result of the Mergers, AAM and AHL became subsidiaries of AGM.

Under the Merger Agreement, each issued and outstanding Athene common share was converted automatically into 1.149 shares of common stock of AGM and any cash paid in lieu of fractional shares. The purchase price was as follows:

(In millions, except share price data and exchange ratio)
AHL common shares purchased	138
Exchange ratio	1.149
Shares of common stock issued in exchange	158
AGM Class A shares closing price	$72.43
Total merger consideration at closing	$11,455
Fair value of estimated RSUs, options and warrants assumed and other equity consideration[1,2]	699
Effective settlement of pre-existing relationships[3]	896
Total merger consideration	13,050
Fair value of AHL common shares previously held (55 million shares) and other adjustments[4,5]	4,554
Total AHL equity value held by AGM	17,604
Non-controlling interest[6]	4,942
Total AHL equity value	$22,546
1 AGM issued one-time grants of fully vested RSUs and options to certain executives and shareholders of Athene vesting upon consummation of the Mergers. Additionally, all issued and outstanding warrants of Athene prior to the Merger Date were exchanged for shares of AGM common stock at the time of the Mergers. The fair value of these awards is $600 million and is treated as part of consideration transferred.

2 AGM issued replacement awards for all outstanding Athene equity awards. Ninety-nine million dollars was included as part of consideration for the portion that was attributable to pre-combination services and $53 million will be treated as post-combination compensation expense.

[3] The pre-existing relationship related to receivables, payables, and dividends between Apollo and Athene. Total fees payable to AGM by Athene for asset management and advisory services were approximately $146 million. A cash dividend of $750 million was declared by Athene to its common shareholders with Apollo owning 100% of the common shares as of the dividend record date.

[4] Based on the December 31, 2021 closing price of AHL common shares on the NYSE.
[5] Other adjustments includes pushdown of goodwill arising out of deferred tax liabilities associated with identifiable net assets of Athene.
[6] Non-controlling interest in Athene includes holders of Athene’s preferred shares and third-party investors in ACRA and in consolidated VIEs of Athene. The fair value of Athene’s preferred shares was based on the closing stock price of Athene’s preferred shares immediately prior to the consummation of the Athene merger and the fair value of the non-controlling interest in ACRA was determined using the discounted distribution model approach.

The value of the consideration at closing is subject to certain post-closing adjustments, which could represent an adjustment to the preliminary determination of goodwill recorded.

The Mergers were accounted for as a business combination. The consideration has been allocated to Athene's assets acquired and liabilities assumed based on estimates of their fair values as of the Merger Date. The fair value of assets acquired, and liabilities assumed represent a provisional allocation, as the Company’s evaluation of facts and circumstances available as of the Merger Date is ongoing. The business combination was achieved in steps. The Company previously held its equity interests in the acquiree at fair value.

Goodwill of $4.2 billion has been recorded based on the amount that the Athene equity value exceeds the fair value of the net assets acquired less the amounts attributable to non-controlling interests. Goodwill is primarily attributable to the scale, skill sets, operations, and synergies that can be achieved subsequent to the Mergers. The goodwill recorded is not expected to be deductible for tax purposes.

The financial statements will not be retrospectively adjusted for any changes to the provisional values of assets acquired and liabilities assumed that occur in subsequent periods. Any adjustments will be recognized as information related to this preliminary fair value calculation is obtained. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, will be recorded in the same period as the financial statements, calculated as if the accounting had been completed at the Merger Date. The purchase price allocation is expected to be finalized as soon as practicable, but no later than one year from the Merger Date.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the provisional fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Merger Date:

(In millions)	Fair Value and Goodwill Calculation
Merger consideration	$13,050
Fair value of previously held equity interest	4,554
Total Athene Value to be Held by the Company	17,604

Total Value to Allocate
Investments	175,987
Cash and cash equivalents	9,479
Restricted cash and cash equivalents	796
Investment in related parties	33,786
Reinsurance recoverable	4,977
VOBA	4,547
Assets of consolidated variable interest entities	3,635
Other assets	5,779
Estimated fair value of total assets acquired (excluding goodwill)	238,986
Interest sensitive contract liabilities	160,248
Future policy benefits	47,130
Debt	3,295
Payables for collateral on derivatives and securities to repurchase	7,044
Liabilities of consolidated variable interest entities	461
Other liabilities	2,443
Estimated fair value of total liabilities assumed	220,621
Non-controlling interest	4,942
Estimated fair value of net assets acquired, excluding goodwill	13,423
Goodwill attributable to Athene	$4,181

Included within the above are provisional amounts for (1) VOBA, (2) interest sensitive contract liabilities, (3) future policy benefits, and (4) other assets and other liabilities for the portion of net assets acquired relating to other identifiable intangibles and deferred taxes, based on the availability of data as of the date the financial statements were available to be issued. Any adjustment to provisional amounts will be made prospectively as data becomes available. The income effects from changes to provisional amounts will be recorded in the period the adjustment is made, as if the adjustment had been recorded on the Merger Date. The Company expects to finalize purchase accounting as soon as practicable but no later than one year from the Merger Date.

The Company performed a valuation of the acquired investments, policy liabilities, VOBA, other identifiable intangibles, and funds withheld at interest payables and receivables using methodologies consistent with those described in note 2 and note 7.

Value of business acquired and Other identifiable intangible assets

VOBA represents the difference between the fair value of liabilities acquired and reserves established using best estimate assumptions at the Merger Date. Other identifiable intangible assets are included in other assets on the condensed consolidated statement of financial condition and summarized as follow:

Distribution Channels	Trade Name	Insurance Licenses
These assets are valued using the excess earnings method, which derives value based on the present value of the cash flow attributable to the distribution channels, less returns for contributory assets.	This represents the Athene trade name and was valued using the relief-from-royalty method considering publicly available third-party trade name royalty rates as well as expected premiums generated by the use of the trade name over its anticipated life.	Licenses are protected through registration and were valued using the market approach based on third-party market transactions from which the prices paid for state insurance licenses could be derived.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value and weighted average estimated useful lives of VOBA and other identifiable intangible assets acquired in the Mergers consist of the following:

	Fair value (in millions)	Average useful life (in years)
VOBA Asset	$4,547	7
Distribution Channels	1,870	18
Trade Name	160	20
State Insurance Licenses	26	Indefinite
Total	$6,603

As of the Merger Date, Athene's financial results are reflected in these condensed consolidated financial statements. Athene's revenues of $(234) million and net income (loss) of $(1,310) million are included in the condensed consolidated statement of operations for the three months ended March 31, 2022. Transaction costs of $18 million were incurred during the three months ended March 31, 2022 and are included in general, administrative and other on the statements of operations.

Pro Forma Financial Information

Unaudited pro forma financial information for the three months ended March 31, 2021 is presented below. Pro forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the Merger and assume the Merger occurred as of January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the Merger been completed as of January 1, 2021.

(In millions)	Three months ended March 31, 2021
Total Revenues	$6,495
Net income attributable to Apollo	1,712

Amounts above reflect certain pro forma adjustments that were directly attributable to the Merger. These adjustments include the following:

•the elimination of historical amortization of Athene’s intangibles and the additional amortization of intangibles measured at fair value as of the Merger Date;
•the prospective adjustments to the book value of AFS securities and the fair value of mortgage loans, which will be amortized into income based on the expected life of the investments.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Investments

The following table outlines the Company’s investments:

(In millions)	March 31, 2022	December 31, 2021
Asset Management
Investments, at fair value	$1,200	$5,589
Equity method investments	842	1,346
Performance allocations	2,946	2,732
U.S. Treasury securities, at fair value	1,742	1,687
Total Investments – Asset Management	6,730	11,354
Retirement Services
AFS securities, at fair value	$105,060	$—
Trading securities, at fair value	2,106	—
Equity securities	1,320	—
Mortgage loans, at fair value	25,152	—
Investment funds	4,331	—
Policy loans	296	—
Funds withheld at interest	52,604	—
Derivative assets	3,668	—
Short-term investments	228	—
Other investments	1,469	—
Total Investments, including related party – Retirement Services	196,234	—
Total Investments	$202,964	$11,354
Asset Management
Net Gains (Losses) from Investment Activities
The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended March 31,
(In millions)	2022	2021
Realized gains (losses) on sales of investments, net	$(2)	$—
Net change in unrealized gains (losses) due to changes in fair value	36	353
Net gains (losses) from investment activities	$34	$353
Performance Allocations

Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2022	$2,732
Change in fair value of funds	466
Fund distributions to the Company	(252)
Performance allocations, March 31, 2022	$2,946

The change in fair value of funds excludes the general partner obligation to return previously distributed performance allocations, which is recorded in due to related parties in the condensed consolidated statements of financial condition.

The timing of the payment of performance allocations due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, performance allocations with respect to the private equity funds and certain credit and real assets funds are payable and are distributed to the fund’s general partner upon realization of an investment if the fund’s cumulative returns are in excess of the preferred return.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	March 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Securities
US government and agencies	$3,123	$—	$1	$(163)	$2,961
US state, municipal and political subdivisions	1,209	—	—	(117)	1,092
Foreign governments	1,173	(66)	11	(107)	1,011
Corporate	65,935	(55)	34	(5,675)	60,239
CLO	14,282	(18)	3	(239)	14,028
ABS	9,572	(11)	4	(281)	9,284
CMBS	2,883	(6)	14	(144)	2,747
RMBS	6,045	(312)	8	(204)	5,537
Total AFS securities	104,222	(468)	75	(6,930)	96,899
AFS securities – related party
Corporate	948	—	10	(26)	932
CLO	2,612	(3)	2	(42)	2,569
ABS	4,705	(17)	4	(32)	4,660
Total AFS securities – related party	8,265	(20)	16	(100)	8,161
Total AFS securities including related party	$112,487	$(488)	$91	$(7,030)	$105,060

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	March 31, 2022
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,047	$1,041
Due after one year through five years	9,154	8,734
Due after five years through ten years	18,960	17,605
Due after ten years	42,279	37,923
CLO, ABS, CMBS and RMBS	32,782	31,596
Total AFS securities	104,222	96,899
AFS securities – related party
Due after one year through five years	24	23
Due after five years through ten years	776	752
Due after ten years	148	157
CLO and ABS	7,317	7,229
Total AFS securities – related party	8,265	8,161
Total AFS securities including related party	$112,487	$105,060

Actual maturities can differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	March 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS Securities
US government and agencies	$2,919	$(163)	$—	$—	$2,919	$(163)
US state, municipal and political subdivisions	1,080	(117)	—	—	1,080	(117)
Foreign governments	951	(107)	—	—	951	(107)
Corporate	59,336	(5,674)	—	—	59,336	(5,674)
CLO	12,066	(214)	—	—	12,066	(214)
ABS	6,098	(247)	—	—	6,098	(247)
CMBS	2,360	(134)	—	—	2,360	(134)
RMBS	3,677	(157)	—	—	3,677	(157)
Total AFS securities	88,487	(6,813)	—	—	88,487	(6,813)
AFS securities – related party
Corporate	775	(26)	—	—	775	(26)
CLO	1,906	(37)	—	—	1,906	(37)
ABS	1,521	(28)	—	—	1,521	(28)
Total AFS securities – related party	4,202	(91)	—	—	4,202	(91)
Total AFS securities including related party	$92,689	$(6,904)	$—	$—	$92,689	$(6,904)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related party, for which an allowance for credit losses has not been recorded:

	March 31, 2022
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	8,329	—
AFS securities – related party	104	—

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. Athene did not recognize the unrealized losses in income as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	March 31, 2022
		Additions		Reductions
(In millions)	Beginning balance[1]	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$—	$66	$—	$—	$—	$66
Corporate	—	55	—	—	—	55
CLO	—	18	—	—	—	18
ABS	5	5	—	—	1	11
CMBS	—	6	—	—	—	6
RMBS	306	9	—	(8)	5	312
Total AFS securities	311	159	—	(8)	6	468
AFS securities – related party
CLO	—	3	—	—	—	3
ABS	—	17	—	—	—	17
Total AFS securities – related party	—	20	—	—	—	20
Total AFS securities including related party	$311	$179	$—	$(8)	$6	$488

[1] Beginning balance reflects allowances established at the time of the Merger under purchase accounting for PCD investments.

Net Investment Income

Net investment income by asset class consists of the following:

(In millions)	Three months ended March 31, 2022
AFS securities	$855
Trading securities	44
Equity securities	15
Mortgage loans	237
Investment funds	211
Funds withheld at interest	337
Other	42
Investment revenue	1,741
Investment expenses	(10)
Net investment income	$1,731

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

(In millions)	Three months ended March 31, 2022
AFS securities
Gross realized gains on investment activity	$103
Gross realized losses on investment activity	(410)
Net realized investment losses on AFS securities	(307)
Net recognized investment losses on trading securities	(221)
Net recognized investment gains on equity securities	20
Net recognized investment losses on mortgage loans	(796)
Derivative losses	(3,041)
Provision for credit losses	(192)
Other gains	320
Investment related gains (losses)	$(4,217)

Proceeds from sales of AFS securities were $298 million for the three months ended March 31, 2022.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

(In millions)	Three months ended March 31, 2022
Trading securities	$(189)
Trading securities – related party	(4)
Equity securities	17
Equity securities – related party	(5)

Repurchase Agreements

The following table summarizes the maturities of repurchase agreements:

	March 31, 2022
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$1,927	$344	$200	$1,495	$3,966

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	March 31, 2022
(In millions)	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$2,671	$2,536
Corporate	1,264	1,170
CLO	263	261
Total securities pledged under repurchase agreements	$4,198	$3,967

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Reverse Repurchase Agreements

As of March 31, 2022, amounts loaned under reverse repurchase agreements were $26 million, and collateral received was $616 million.

Mortgage Loans, including related party and VIEs

Mortgage loans, at fair value, consists of the following:

(In millions)	March 31, 2022
Commercial mortgage loans	$18,428
Commercial mortgage loans under development	602
Total commercial mortgage loans – unpaid principal balance	19,030
Mark to fair value	(640)
Fair value of commercial mortgage loans	18,390
Residential mortgage loans – unpaid principal balance	8,706
Mark to fair value	(64)
Fair value of residential mortgage loans	8,642
Mortgage loans	$27,032

Athene primarily invests in commercial mortgage loans on income producing properties including office and retail buildings, apartments, hotels, and industrial properties. Athene diversifies the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. Athene evaluates mortgage loans based on relevant current information to confirm if properties are performing at a consistent and acceptable level to secure the related debt.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	March 31, 2022
(In millions)	Fair Value	Percentage of Total
Property type
Office building	$4,857	26.4%
Retail	2,086	11.3%
Apartment	5,602	30.5%
Hotels	1,731	9.4%
Industrial	2,320	12.6%
Other commercial	1,794	9.8%
Total commercial mortgage loans	$18,390	100.0%

US Region
East North Central	$1,635	8.9%
East South Central	453	2.4%
Middle Atlantic	3,752	20.4%
Mountain	809	4.4%
New England	1,132	6.1%
Pacific	3,993	21.7%
South Atlantic	3,008	16.4%
West North Central	288	1.6%
West South Central	969	5.3%
Total US Region	16,039	87.2%
International Region
United Kingdom	1,543	8.4%
International Other[1]	808	4.4%
Total International Region	2,351	12.8%
Total commercial mortgage loans	$18,390	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

(In millions)	March 31, 2022
US States
California	30.9%
Florida	10.0%
New Jersey	5.2%
Other[1]	42.9%
Total US residential mortgage loan percentage	89.0%
International
Ireland	4.9%
Other[2]	6.1%
Total international residential mortgage loan percentage	11.0%
Total residential mortgage loan percentage	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.
[2] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Investment Funds

Athene’s investment fund portfolio consists of funds that employ various strategies and include investments in real estate, real assets, credit, equity and natural resources. Investment funds can meet the definition of VIEs. The investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes Athene’s investment funds, including related party and consolidated VIEs:

	March 31, 2022
(In millions, except percentages)	Carrying value	Percent of total
Investment funds
Real estate	$748	60.2%
Credit funds	84	6.8%
Private equity	353	28.4%
Real assets	58	4.6%
Total investment funds	1,243	100.0%
Investment funds – related parties
Differentiated investments
Athora[1]	814	26.4%
Venerable[1]	230	7.4%
Other	266	8.6%
Total differentiated investments	1,310	42.4%
Real estate	520	16.8%
Credit funds	392	12.7%
Private equity	621	20.1%
Real assets	138	4.5%
Natural resources	89	2.9%
Public equities	18	0.6%
Total investment funds – related parties	3,088	100.0%
Investment funds owned by consolidated VIEs
Differentiated investments	1,350	9.9%
Private equity	981	7.2%
Natural resources	256	1.9%
Real estate	1,599	11.8%
Credit funds	8,001	59.0%
Real assets	1,381	10.2%
Total investment funds – assets of consolidated VIEs	13,568	100.0%
Total investment funds including related party and funds owned by consolidated VIEs	$17,899

[1] Venerable investment is in its parent company, VA Capital Company LLC (VA Capital). See further discussion on this investment and the investment in Athora in note 16.

Concentrations—The following represents Athene’s investment concentrations in excess of 10% of shareholders’ equity:

(In millions)	March 31, 2022
Athene Freedom[1]	$3,199
AP Tundra Holdings LLC[2]	3,079
MidCap[2]	2,740
PK Air[1]	1,466
SoftBank Vision Fund II	1,170
AP Aristotle Holdings LLC[2]	1,167

[1] Includes investments of the consolidated VIE, in which an underlying investment includes single issuers exceeding concentration threshold, and affiliated securities, if applicable and attributable to the single issuer. See further discussion of these investments in note 16.

[2] Represents a consolidated VIE investment in which an underlying investment includes a single issuer exceeding concentration threshold.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5. Derivatives
The Company uses a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See note 7 for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2022
	Notional Amount	Fair Value
(In millions)		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	6,629	$350	$74
Forwards	5,004	172	—
Interest rate swaps	3,586	—	334
Forwards on net investments	236	—	1
Interest rate swaps	1,995	—	2
Total derivatives designated as hedges		522	411
Derivatives not designated as hedges
Equity options	58,908	2,675	101
Futures	27	48	—
Total return swaps	256	8	1
Foreign currency swaps	2,784	98	21
Interest rate swaps	1,822	125	2
Credit default swaps	10	—	3
Foreign currency forwards	10,832	192	92
Embedded derivatives
Funds withheld including related party		(2,452)	—
Interest sensitive contract liabilities		—	6,704
Total derivatives not designated as hedges		694	6,924
Total derivatives		$1,216	$7,335
Derivatives Designated as Hedges
Fair Value Hedges

Athene uses foreign currency forward contracts, foreign currency interest rates swaps, and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date.

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	March 31, 2022
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$4,327	$(124)
Foreign currency swaps	5,249	(119)
Interest sensitive contract liabilities
Foreign currency swaps	1,067	24
Foreign currency interest rate swaps	3,574	197
Interest rate swaps	1,995	83

[1] The carrying amount disclosed for AFS securities is amortized cost.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended March 31, 2022
Investment related gains (losses)
Foreign currency forwards	$127	$(126)	$1	$14	$1
Foreign currency swaps	91	(95)	(4)	—	—
Foreign currency interest rate swaps	(159)	197	38	—	—
Interest rate swaps	(72)	75	3	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	10	(9)	1	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

(In millions)	Three months ended March 31, 2022
Foreign currency forwards	$(73)
Foreign currency swaps	(56)

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the US dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended March 31, 2022, these derivatives had gains of $2 million. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income. As of March 31, 2022, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $2 million. During the three months ended March 31, 2022, there were no amounts deemed ineffective.

Derivatives Not Designated as Hedges

Equity options

Athene uses equity indexed options to economically hedge fixed indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index, primarily the S&P 500. To hedge against adverse changes in equity indices, Athene enters into contracts to buy equity indexed options. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price.

Futures

Athene purchases futures contracts to hedge the growth in interest credited to the customer as a direct result of increases in the related indices. Athene enters into exchange-traded futures with regulated futures commission clearing brokers who are members of a trading exchange. Under exchange-traded futures contracts, Athene agrees to purchase a specified number of contracts with other parties and to post variation margin on a daily basis in an amount equal to the difference in the daily fair values of those contracts.

Total return swaps

Athene purchases total rate of return swaps to gain exposure and benefit from a reference asset or index without ownership. Total rate of return swaps are contracts in which one party makes payments based on a set rate, either fixed or variable, while the other party makes payments based on the return of the underlying asset or index, which includes both the income it generates and any capital gains.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest rate swaps

Athene uses interest rate swaps to reduce market risks from interest rate changes and to alter interest rate exposure arising from duration mismatches between assets and liabilities. With an interest rate swap, Athene agrees with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed upon notional principal amount at specified intervals.

Credit default swaps

Credit default swaps provide a measure of protection against the default of an issuer or allow the Company to gain credit exposure to an issuer or traded index. Athene uses credit default swaps coupled with a bond to synthetically create the characteristics of a reference bond. These transactions have a lower cost and are generally more liquid relative to the cash market. Athene receives a periodic premium for these transactions as compensation for accepting credit risk.

Hedging credit risk involves buying protection for existing credit risk. The exposure resulting from the agreements, which is usually the notional amount, is equal to the maximum proceeds that must be paid by a counterparty for a defaulted security. If a credit event occurs on a reference entity, then a counterparty who sold protection is required to pay the buyer the trade notional amount less any recovery value of the security.

Embedded derivatives

Athene has embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on modco or funds withheld basis and indexed annuity products.

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

(In millions)	Three months ended March 31, 2022
Equity options	$(708)
Futures	(33)
Swaps	63
Foreign currency forwards	155
Embedded derivatives on funds withheld	(2,520)
Amounts recognized in investment related gains (losses)	(3,043)
Embedded derivatives in indexed annuity products[1]	957
Total gains (losses) on derivatives not designated as hedges	$(2,086)

[1] Included in interest sensitive contract benefits on the condensed consolidated statements of operations.

Credit Risk

The Company may be exposed to credit-related losses in the event of counterparty nonperformance on derivative financial instruments. Generally, the current credit exposure of Athene’s derivative contracts is the fair value at the reporting date less any collateral received from the counterparty.

Athene manages credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties. Where possible, Athene maintains collateral arrangements and uses master netting agreements that provide for a single net payment from one counterparty to another at each due date and upon termination. Athene has also established counterparty exposure limits, where possible, in order to evaluate if there is sufficient collateral to support the net exposure.

Collateral arrangements typically require the posting of collateral in connection with its derivative instruments. Collateral agreements often contain posting thresholds, some of which may vary depending on the posting party’s financial strength ratings. Additionally, a decrease in Athene’s financial strength rating to a specified level can result in settlement of the derivative position.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The estimated fair value of net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2022
Derivative assets	$3,668	$(661)	$(3,105)	$(98)	$—	$(98)
Derivative liabilities	(631)	661	164	194	—	194

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of March 31, 2022, amounts not subject to master netting or similar agreements were immaterial.

[2] Represents amounts offsetting derivative assets and derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets or gross derivative liabilities for presentation on the condensed consolidated statements of financial condition.

[3] For non-cash collateral received, the Company does not recognize the collateral on the condensed consolidated statement of financial condition unless the obligor (transferor) has defaulted under the terms of the secured contract and is no longer entitled to redeem the pledged asset. Amounts do not include any excess of collateral pledged or received.

Certain derivative instruments contain provisions for credit-related events, such as downgrades in Athene’s credit ratings or for a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, the Company may be required to settle an outstanding liability. The following is a summary of Athene’s exposure to credit-related events:

(In millions)	March 31, 2022
Fair value of derivative liabilities with credit related provisions	$3
Maximum exposure for credit default swaps	10

As of March 31, 2022, no additional collateral would be required if a default or termination event were to occur.

6. Variable Interest Entities

A variable interest in a VIE is an investment or other interest that will absorb portions of the VIE’s expected losses and/or receive expected residual returns. Please refer to note 2 for more detail about the Company’s VIE assessment and consolidation policy. Variable interests in consolidated VIEs and unconsolidated VIEs are discussed separately below.

Consolidated VIEs

Consolidated VIEs include consolidated SPACs as well as certain CLOs and funds managed by the Company. The financial information for these consolidated SPACs are disclosed in note 16.

The assets of consolidated VIEs are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company. Similarly, there is no recourse to the Company for the consolidated VIEs’ liabilities.

Other assets of the consolidated funds include interest receivables and receivables from affiliates. Other liabilities include debt held at amortized cost as well as short-term payables.

Each series of notes in a respective consolidated VIE participates in distributions from the VIE, including principal and interest from underlying investments. Amounts allocated to the noteholders reflect amounts that would be distributed if the VIE’s affairs were wound up and its assets sold for cash equal to their respective carrying values, its liabilities satisfied in accordance with their terms, and all the remaining amounts distributed to the noteholders. The respective VIEs that issue the notes payable are marked at their prevailing net asset value, which approximates fair value.

Results from certain funds managed by Apollo are reported on a three-month lag based upon the availability of financial information.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains(losses) from investment activities of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2022[1]	2021[1]
Net gains (losses) from investment activities	$137	$304
Net gains (losses) from debt	31	(9)
Interest and other income	208	134
Interest and other expenses	(9)	(316)
Net gains from investment activities of consolidated variable interest entities	$367	$113

[1] Amounts reflect consolidation eliminations

Senior Secured Notes, Subordinated Notes and Secured Borrowings

Included within debt, at fair value and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	As of March 31, 2022				As of December 31, 2021
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Asset Management
Senior secured notes	$1,928	1.78%		7.5	$7,431	3.16%		15.5
Subordinated notes	162	N/A	[1]	98.5	613	N/A	[1]	14.5
Secured borrowings[2]	—	N/A		N/A	18	2.33%		0.4
Total – Asset Management	$2,090				$8,062

Retirement Services
Senior secured notes	$3,282	2.92%		14.3
Subordinated notes[3]	1,663	N/A		N/A
Secured and other borrowings[3]	1,180	N/A		N/A
Total – Retirement Services	$6,125

[1] The principal outstanding balance of the subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
2 As of March 31, 2022, there was no principal outstanding for secured borrowings. As of December 31, 2021, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of December 31, 2021 approximates principal outstanding due to the short-term nature of the borrowings. These secured borrowings are classified as a Level 3 liability within the fair value hierarchy.

[3] The principal outstanding balances of the subordinated notes do not have contractual interest rates or maturities but instead receive distributions from the excess cash flows of the VIEs. Secured and other borrowings do not generally have principal balances, stated rates and maturities and are included at carrying value.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of March 31, 2022, the Company was not aware of any instances of non-compliance with any of these covenants.

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of		As of
(In millions)	March 31, 2022	[2]	December 31, 2021
Maximum Loss Exposure[1]	$217		$241

[1] Represents Apollo’s direct investment in those entities in which it holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses.

[2] Some amounts included are a quarter in arrears.

Unconsolidated Variable Interest Entities— Retirement Services

The Company has variable interests in certain unconsolidated VIEs in the form of securities and ownership stakes in investment funds.

Fixed maturity securities

Athene invests in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, Athene is a debt investor within these entities and, as such, hold a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the trust that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination of the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which Athene holds the residual tranche are not consolidated because Athene does not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, Athene is not under common control, as defined by U.S. GAAP, with the related party, nor are substantially all of the activities conducted on Athene’s behalf; therefore, Athene is not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments and are held at fair value on the condensed consolidated statements of financial condition and classified as AFS or trading.

Investment funds

Investment funds include non-fixed income, alternative investments in the form of limited partnerships or similar legal structures.

Equity securities

Athene invests in preferred equity securities issued by entities deemed to be VIEs due to insufficient equity within the structure.

Athene’s risk of loss associated with its non-consolidated investments depends on the investment. Investment funds, equity securities and trading securities are limited to the carrying value plus unfunded commitments. AFS securities are limited to amortized cost plus unfunded commitments.

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2022
(In millions)	Carrying Value	Maximum Loss Exposure
Investment funds	$1,243	$1,954
Investment in related parties – investment funds	3,088	5,504
Assets of consolidated VIEs – investment funds	13,568	18,514
Investment in fixed maturity securities	31,934	34,112
Investment in related parties – fixed maturity securities	7,483	7,760
Investment in related parties – equity securities	166	166
Total non-consolidated investments	$57,482	$68,010

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	March 31, 2022
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents[1]	$1,246	$—	$—		$—	$1,246
Restricted cash and cash equivalents[2]	1,038	—	—		—	1,038
U.S. Treasury securities[3]	1,742	—	—		—	1,742
Investments, at fair value	69	44	1,087	[4]	—	1,200
Investments of VIEs	—	2,012	931		829	3,772
Due from related parties[5]	—	—	39		—	39
Derivative assets[6]	—	5	—		—	5
Total Assets – Asset Management	4,095	2,061	2,057		829	9,042
Retirement Services
AFS Securities
US government and agencies	2,940	21	—		—	2,961
US state, municipal and political subdivisions	—	1,092	—		—	1,092
Foreign governments	—	1,009	2		—	1,011
Corporate	—	58,740	1,499		—	60,239
CLO	—	14,023	5		—	14,028
ABS	—	5,501	3,783		—	9,284
CMBS	—	2,737	10		—	2,747
RMBS	—	5,537	—		—	5,537
Total AFS securities	2,940	88,660	5,299		—	96,899
Trading securities
US government and agencies	27	3	—		—	30
US state, municipal and political subdivisions	—	91	—		—	91
Foreign Governments	—	18	—		—	18
Corporate	—	1,375	—		—	1,375
CLO	—	10	4		—	14
ABS	—	92	45		—	137
CMBS	—	77	—		—	77
RMBS	—	69	41		—	110
Total trading securities	27	1,735	90		—	1,852
Equity securities	114	202	438		—	754
Mortgage loans	—	—	23,696		—	23,696
Investment funds	—	—	19		161	180
Funds withheld at interest – embedded derivative	—	—	(1,882)		—	(1,882)
Derivative assets	48	3,620	—		—	3,668
Short-term investments	68	22	59		—	149
Other investments	—	150	—		—	150
Cash and cash equivalents	8,523	—	—		—	8,523
Restricted cash and cash equivalents	834	—	—		—	834
Investments in related parties
AFS securities
Corporate	—	171	761		—	932
CLO	—	2,237	332		—	2,569
ABS	—	251	4,409		—	4,660
Total AFS securities – related party	—	2,659	5,502		—	8,161
Trading securities
CLO	—	2	28		—	30
ABS	—	—	224		—	224

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2022
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Total trading securities – related party	—	2	252	—	254
Equity securities	—	—	166	—	166
Related party mortgage loans	—	—	1,456	—	1,456
Investment funds	—	—	814	—	814
Funds withheld at interest – embedded derivative	—	—	(570)	—	(570)
Short-term investments	—	—	53	—	53
Reinsurance recoverable	—	—	1,814	—	1,814
Assets of consolidated VIEs
Mortgage loans	—	—	1,880	—	1,880
Investment funds	3	324	10,577	1,875	12,779
Other investments	—	665	1,902	—	2,567
Cash and cash equivalents	521	—	—	—	521
Total Assets – Retirement Services	13,078	98,039	51,565	2,036	164,718
Total Assets	$17,173	$100,100	$53,622	$2,865	$173,760

Liabilities
Asset Management
Debt of VIEs, at fair value	—	1,898	—	—	1,898
Other liabilities of VIEs, at fair value	—	24	—	—	24
Contingent consideration obligations[7]	—	—	110	—	110
Other liabilities[8]	45	—	—	—	45
Derivative liabilities[6]	—	12	—	—	12
Total Liabilities – Asset Management	$45	$1,934	$110	$—	$2,089
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	6,704	—	6,704
Universal life benefits	—	—	1,096	—	1,096
Future policy benefits
AmerUs closed block	—	—	1,378	—	1,378
ILICO closed block and life benefits	—	—	704	—	704
Derivative liabilities	(3)	631	3	—	631
Liabilities of consolidated VIEs – debt	—	422	3,645	—	4,067
Total Liabilities – Retirement Services	(3)	1,053	13,530	—	14,580
Total Liabilities	$42	$2,987	$13,640	$—	$16,669

(Concluded)

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets – Asset Management
Cash and cash equivalents[1]	$917	$—	$—		$—	$917
Restricted cash and cash equivalents[2]	708	—	—		—	708
U.S. Treasury securities[3]	1,687	—	—		—	1,687
Investment in Athene Holding	4,548	—	—		—	4,548
Other investments	49	46	946	[4]	—	1,041
Investments of VIEs	6	1,055	13,188		488	14,737
Due from related parties[5]	—	—	48		—	48
Derivative assets[6]	—	8	—		—	8
Total Assets	$7,915	$1,109	$14,182		$488	$23,694

Liabilities – Asset Management
Debt of VIEs, at fair value	$—	$446	$7,496		$—	$7,942
Other liabilities of VIEs, at fair value	—	3	31		1	35
Contingent consideration obligations[7]	—	—	126		—	126
Other liabilities[8]	48	—	—		—	48
Derivative liabilities[6]	—	2	—		—	2
Total liabilities	$48	$451	$7,653		$1	$8,153

[1] Cash and cash equivalents as of March 31, 2022 and December 31, 2021 includes $1 million and $2 million, respectively, of cash and cash equivalents held by consolidated SPACs. Refer to note 16 of this report for further information.

[2] Restricted cash and cash equivalents as of March 31, 2022 and December 31, 2021 includes $1.0 billion and $0.7 billion, respectively, of restricted cash and cash equivalents held by consolidated SPACs. Refer to note 16 of this report for further information.

3 U.S. Treasury securities as of March 31, 2022 and December 31, 2021 includes $0.8 billion and $1.2 billion, respectively, of U.S. Treasury securities held by consolidated SPACs. Refer to note 16 of this report for further information.

[4] Investments as of March 31, 2022 and December 31, 2021 excludes $166 million and $176 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[5] Due from related parties represents a receivable from a fund.
[6] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
[7] Profit sharing payable includes contingent obligations classified as Level 3.
[8] Other liabilities includes the publicly traded warrants of APSG I and APSG II.
Changes in fair value of contingent consideration obligations are recorded in compensation and benefits expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	March 31, 2022
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$531	Embedded value	N/A	N/A	N/A
	171	Discounted cash flow	Discount rate	14.0% - 52.8%	26.4%	[1]
	385	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	39	Discounted cash flow	Discount rate	15.0%	15.0%	[1]
Investments of consolidated VIEs
Equity securities	455	Dividend discount model	Discount rate	14.5%	14.5%	[1]
	219	Discounted cash flow	Discount rate	16.0% - 40.0%	18.1%	[1]
	60	Adjusted transaction value	N/A	N/A	N/A
Bank loans	147	Adjusted transaction value	N/A	N/A	N/A
Warrants	50	Option model	Volatility rate	35.0% -56.0%	42.2%	[1]
Retirement Services
AFS and trading securities	11,322	Discounted cash flow	Discount rate	1.5% – 21.0%	4.7%	[1]
Mortgage loans	27,032	Discounted cash flow	Discount rate	1.4% – 15.1%	4.4%	[1]
Financial Liabilities
Asset Management
Contingent Consideration Obligation	110	Discounted cash flow	Discount rate	18.5%	18.5%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	6,704	Discounted cash flow	Nonperformance risk	0.3% – 2.0%	0.9%	[2]
			Option budget	0.5% – 3.8%	1.8%	[3]
			Surrender rate	5.3% – 10.6%	7.9%	[4]

[1] Unobservable inputs were weighted based on the fair value of the investments included in the range.
[2] The nonperformance risk weighted average is based on the projected excess benefits of reserves used in the calculation of the embedded derivative.
[3] The option budget weighted average is calculated based on the indexed account values.
[4] The surrender rate weighted average is calculated based on projected account values.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Fair Value (In millions)	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Other investments	$516	Embedded value	N/A	N/A	N/A
	170	Discounted cash flow	Discount rate	14.0% - 52.8%	26.4%
	260	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	48	Discounted cash flow	Discount rate	16.0%	16.0%
Investments of consolidated VIEs:
Equity securities	4,145	Discounted cash flow	Discount rate	3.0% - 19.0%	10.4%
		Dividend discount model	Discount rate	13.7%	13.7%
		Market comparable companies	NTAV multiple	1.25x	1.25x
		Adjusted transaction value	Purchase multiple	1.25x	1.25x
		Adjusted transaction value	N/A	N/A	N/A
Bank loans	4,570	Discounted cash flow	Discount rate	1.8% - 15.6%	4.3%
		Adjusted transaction value	N/A	N/A	N/A
Profit participating notes	2,849	Discounted cash flow	Discount rate	8.7% - 12.5%	12.4%
		Adjusted transaction value	N/A	N/A	N/A
Real estate	512	Discounted cash flow	Capitalization rate	4.0% - 5.8%	5.3%
		Discounted cash flow	Discount rate	5.0% - 12.5%	7.3%
		Discounted cash flow	Terminal capitalization rate	8.3%	8.3%
		Direct capitalization	Capitalization rate	5.5% - 8.5%	6.2%
		Direct capitalization	Terminal capitalization rate	6.0% - 12.0%	6.9%
Bonds	51	Discounted cash flow	Discount rate	4.0% - 7.0%	6.1%
		Third party pricing	N/A	N/A	N/A
Other equity investments	1,061	Discounted cash flow	Discount rate	11.8% -12.5%	12.1%
		Adjusted transaction value	N/A	N/A	N/A
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	4,311	Discounted cash flow	Discount rate	1.4% - 10.0%	2.8%
Subordinated notes	3,164	Discounted cash flow	Discount rate	4.5% - 11.9%	5.8%
Participating equity	21	Discounted cash flow	Discount rate	15.0%	15.0%
Other liabilities	31	Discounted cash flow	Discount rate	3.7% - 9.3%	6.3%
Contingent Consideration Obligation	126	Discounted cash flow	Discount rate	18.5%	18.5%

The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings(1)	Total gains (losses) included in OCI(1)
Assets – Asset Management
Investments	$946	$18		$101	$22	$1,087	$18	—
Investments of Consolidated VIEs	13,188	216		1,129	(13,602)	931	(3)	—
Total Level 3 Assets – Asset Management	$14,134	$234		$1,230	$(13,580)	$2,018	$15	$—
Assets – Retirement Services
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,339	(3)	(19)	140	42	1,499	—	(19)
CLO	14	(1)	2	(10)	—	5	—	2
ABS	3,619	6	(31)	(148)	337	3,783	—	(30)
CMBS	43	—	(17)	—	(16)	10	—	(17)
Trading securities

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

CLO	5	—	—	4	(5)	4	—	—
ABS	45	(2)	—	2	—	45	—	—
RMBS	19	(3)	—	—	25	41	—	—
Equity securities	429	9	—	—	—	438	—	—
Mortgage loans	21,154	(744)	—	3,286	—	23,696	(741)	—
Investment funds	18	1	—	—	—	19	1	—
Funds withheld at interest – embedded derivative	—	(1,882)	—	—	—	(1,882)	—	—
Short-term investments	29	—	—	30	—	59	9	—
Investments in related parties
AFS securities
Corporate	670	(4)	1	94	—	761	—	1
CLO	202	—	—	130	—	332	—	—
ABS	6,445	(17)	(10)	(145)	(1,864)	4,409	—	(10)
Trading securities
CLO	42	(5)	—	1	(10)	28	—	—
ABS	1,729	—	—	(255)	(1,250)	224	—	—
Equity securities	284	(5)	—	—	(113)	166	—	—
Mortgage loans	1,369	(52)	—	139	—	1,456	(52)	—
Investment funds	2,855	24	—	(34)	(2,031)	814	24	—
Short-term investments	—	—	—	53	—	53	—	—
Funds withheld at interest – embedded derivative	—	(570)	—	—	—	(570)	—	—
Reinsurance recoverable	1,991	(177)	—	—	—	1,814	—	—
Assets of consolidated VIEs
Mortgage loans	2,152	(120)	—	(152)	—	1,880	(120)	—
Investment funds	1,297	(5)	—	238	9,047	10,577	(5)	—
Other investments	—	—	—	—	1,902	1,902	—	—
Total Level 3 assets – Retirement Services	$45,752	$(3,550)	$(74)	$3,373	$6,064	$51,565	$(884)	$(73)

Liabilities – Asset Management
Contingent consideration obligations	$126	$(3)	$—	$(13)	$—	$110	$—	$—
Debt and other liabilities of consolidated VIEs	7,528	(28)	—	1,126	(8,626)	—	—	—
Total Level 3 liabilities – Asset Management	$7,654	$(31)	$—	$1,113	$(8,626)	$110	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(7,559)	$957	$—	$(102)	$—	$(6,704)	$—	$—
Universal life benefits	(1,235)	139	—	—	—	(1,096)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	142	—	—	—	(1,378)	—	—
ILICO Closed Block and life benefits	(742)	38	—	—	—	(704)	—	—
Derivative liabilities	(3)	—	—	—	—	(3)	—	—
Liabilities of consolidated VIEs – debt	—	—	—	—	(3,645)	(3,645)	—	—
Total Level 3 liabilities	$(11,059)	$1,276	$—	$(102)	$(3,645)	$(13,530)	$—	$—

[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings(1)	Total gains (losses) included in OCI(1)
Assets – Asset Management
Investments of Consolidated VIEs	$10,963	$300	$—	$742	$(57)	$11,948	$130	$—
Other Investments	370	11	—	—	—	381	20	—
Total Level 3 assets – Asset Management	$11,333	$311	$—	$742	$(57)	$12,329	$150	$—

Liabilities – Asset Management
Contingent consideration obligations	$120	$6	$—	$(12)	$—	$114	$—	$—
Debt and other liabilities of consolidated VIEs	7,100	51	—	165	—	7,316	72	—
Total Level 3 liabilities – Asset Management	$7,220	$57	$—	$153	$—	$7,430	$72	$—

[1] Related to instruments held at end of period.

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	March 31, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[2]	Net Transfers In (Out)
Assets – Asset Management
Investments	$104	$—	$(3)	$—	$101	$22	$—	$22
Investments of consolidated VIEs	2,469	—	(1,340)	—	1,129	453	(14,055)	(13,602)
Total Level 3 assets – Asset Management	$2,573	$—	$(1,343)	$—	$1,230	$475	$(14,055)	$(13,580)

Assets – Retirement Services
AFS securities
Corporate	$324	$—	$(168)	$(16)	$140	$43	$(1)	$42
CLO	—	—	—	(10)	(10)	—	—	—
ABS	1,489	—	(1,450)	(187)	(148)	338	(1)	337
CMBS	—	—	—	—	—	—	(16)	(16)
Trading securities
CLO	4	—	—	—	4	—	(5)	(5)
ABS	2	—	—	—	2	—	—	—
RMBS	—	—	—	—	—	30	(5)	25
Mortgage loans	4,091	—	(82)	(723)	3,286	—	—	—
Short-term investments	30	—	—	—	30	—	—	—
Funds withheld at interest – embedded derivative
Investments in related parties
AFS securities
Corporate	315	—	(217)	(4)	94	—	—	—
CLO	130	—	—	—	130	—	—	—
ABS	374	—	(87)	(432)	(145)	—	(1,864)	(1,864)
Trading securities
CLO	15	—	(1)	(13)	1	—	(10)	(10)
ABS	14	—	(264)	(5)	(255)	—	(1,250)	(1,250)
Equity securities	—	—	—	—	—	—	(113)	(113)
Mortgage loans	146	—	—	(7)	139	—	—	—

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment funds	—	—	(34)	—	(34)	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	—	—
Assets of consolidated VIEs
Mortgage loans	—	—	—	(152)	(152)	—	—	—
Investment funds	253	—	(15)	—	238	10,081	(1,034)	9,047
Other investments	—	—	—	—	—	1,902	—	1,902
Total Level 3 assets – Retirement Services	$7,240	$—	$(2,318)	$(1,549)	$3,373	$12,394	$(6,330)	$6,064

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(13)	$(13)	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	1,644	—	(518)	1,126	—	(8,626)	(8,626)
Total Level 3 liabilities – Asset Management	$—	$1,644	$—	$(531)	$1,113	$—	$(8,626)	$(8,626)

Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(255)	$—	$153	$(102)	$—	$—	$—
Liabilities of consolidated VIEs – debt	—	—	—	—	—	(3,645)	—	(3,645)
Total Level 3 liabilities – Retirement Services	$—	$(255)	$—	$153	$(102)	$(3,645)	$—	$(3,645)

[1] Transfers in includes assets and liabilities of consolidated VIEs that Athene consolidated effective March 31, 2022 ($10,081 million investment funds, $1,902 million other investments, and $3,645 million debt).

[2] Transfers out includes the elimination of investments in related party securities issued by VIEs that Athene consolidated effective March 31, 2022 ($1,582 million ABS AFS securities, $1,260 million ABS and CLO trading securities, and $113 million equity securities).

	March 31, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments of consolidated VIEs	$990	$—	$(248)	$—	$742	$3	$(60)	$(57)
Total Level 3 assets – Asset Management	$990	$—	$(248)	$—	$742	$3	$(60)	$(57)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(12)	$(12)	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	210	—	(45)	165	—	—	—
Total Level 3 liabilities – Asset Management	$—	$210	$—	$(57)	$153	$—	$—	$—

Fair Value Option - Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

(In millions)	Three months ended March 31, 2022
Trading securities	$(207)
Mortgage loans	(916)
Investment funds	20
Future policy benefits	142
Total gains (losses)	$(961)

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Gains and losses on trading securities are recorded in investment related gains (losses) on the condensed consolidated statements of operations. For fair value option mortgage loans, interest income is recorded in net investment income and subsequent changes in fair value in investment related gains (losses) on the condensed consolidated statements of operations. Gains and losses related to investment funds, including related party investment funds, are recorded in net investment income on the condensed consolidated statements of operations. The change in fair value of future policy benefits is recorded to future policy and other policy benefits on the condensed consolidated statements of operations.

The following summarizes information for fair value option mortgage loans including related parties and VIEs:

(In millions)	March 31, 2022
Unpaid principal balance	$27,736
Mark to fair value	(704)
Fair value	$27,032

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$127
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(44)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$83

Fair value of commercial mortgage loans 90 days or more past due	$83
Fair value of commercial mortgage loans in non-accrual status	83

The following represents the residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$864
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(33)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$831

Fair value of residential mortgage loans 90 days or more past due[1]	$831
Fair value of residential mortgage loans in non-accrual status	208

[1] Includes $623 million of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

(In millions)	Three months ended March 31, 2022
Mortgage loans	$(18)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Financial Instruments Without Readily Determinable Fair Values

Athene has elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of March 31, 2022, the carrying amount of the equity securities was $400 million with no cumulative recorded impairment.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments Not Carried at Fair Value - Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	March 31, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$1,063	$1,063	$1,063	$—	$—	$—
Policy loans	296	296	—	—	296	—
Funds withheld at interest	43,055	43,055	—	—	—	43,055
Short-term investments	26	26	—	—	—	26
Other investments	1,064	1,064	—	—	—	1,064
Investments in related parties
Investment funds	2,274	2,274	2,274	—	—	—
Funds withheld at interest	12,001	12,001	—	—	—	12,001
Other investments	255	255	—	—	—	255
Assets of consolidated VIEs – investment funds	789	789	789	—	—	—
Total financial assets not carried at fair value	$60,823	$60,823	$4,126	$—	$296	$56,401

Financial liabilities
Interest sensitive contract liabilities	$114,493	$107,961	$—	$—	$—	$107,961
Debt	3,287	2,931	—	—	2,931	—
Securities to repurchase	3,966	3,966	—	—	3,966	—
Liabilities of consolidated VIEs – debt	1,838	1,838	—	—	—	1,838
Total financial liabilities not carried at fair value	$123,584	$116,696	$—	$—	$6,897	$109,799

The fair value for financial instruments not carried at fair value are estimated using the same methods and assumptions as those carried at fair value. The financial instruments presented above are reported at carrying value on the condensed consolidated statements of financial condition; however, in the case of policy loans, funds withheld at interest, short-term investments, and securities to repurchase, the carrying amount approximates fair value.

Other investments

The fair value of other investments is determined using a discounted cash flow model using discount rates for similar investments.

Interest sensitive contract liabilities

The carrying and fair value of interest sensitive contract liabilities above includes fixed indexed and traditional fixed annuities without mortality or morbidity risks, funding agreements and payout annuities without life contingencies. The embedded derivatives within fixed indexed annuities without mortality or morbidity risks are excluded, as they are carried at fair value. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates, adding a spread to reflect nonperformance risk and subtracting a risk margin to reflect uncertainty inherent in the projected cash flows.

Long-term Debt

The fair value of long-term debt is obtained from commercial pricing services. These are classified as Level 2. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data.

Significant Unobservable Inputs

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Asset Management

Consolidated VIEs Investments

The significant unobservable inputs used in the fair value measurement of the equity securities and bank loans include the discount rate applied, purchase multiple and net tangible asset value in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.

The significant unobservable inputs used in the fair value measurement of warrants are volatility rates. Significant increases (decreases) in volatility rates would result in significantly higher (lower) fair value measurements.

The significant unobservable inputs used in the fair value measurement of bonds, profit participating notes, and other equity investments are discount rates. Significant increases (decreases) in discount rates would result in significantly lower (higher) fair value measurements.

The significant unobservable inputs used in the fair value measurement of real estate are discount rates and capitalization rates. Significant increases (decreases) in any discount rates or capitalization rates in isolation would result in a significantly lower (higher) fair value measurement.

Certain investments of VIEs are valued using the NAV per share equivalent calculated by the investment manager as a practical expedient to determine an independent fair value.

Consolidated VIEs Liabilities

The debt obligations of certain consolidated VIEs, that are CLOs, were measured on the basis of the fair value of the financial assets of those CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.

The significant unobservable inputs used in the fair value measurement of the Company’s liabilities of consolidated VIEs are discount rates. Significant increases (decreases) in discount rates would result in a significantly lower (higher) fair value measurement.

Certain liabilities of VIEs are valued using the NAV per share equivalent calculated by the investment manager as a practical expedient to determine an independent fair value.

Contingent Consideration Obligations

The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value. The discount rate was based on the hypothetical cost of equity in connection with the acquisition of Stone Tower. See note 17 for further discussion of the contingent consideration obligations.

Retirement Services

AFS and trading securities

Athene uses discounted cash flow models to calculate the fair value for certain fixed maturity securities. The discount rate is a significant unobservable input because the credit spread includes adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. This excludes assets for which fair value is provided by independent broker quotes.

Mortgage loans

Athene uses discounted cash flow models from independent commercial pricing services to calculate the fair value of its mortgage loan portfolio. The discount rate is a significant unobservable input. This approach uses market transaction information and client portfolio-oriented information, such as prepayments or defaults, to support the valuations.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest sensitive contract liabilities – embedded derivative

Significant unobservable inputs used in the fixed indexed annuities embedded derivative of the interest sensitive contract liabilities valuation include:
1.Nonperformance risk – For contracts Athene issues, they use the credit spread, relative to the U.S. Treasury curve based on Athene’s public credit rating as of the valuation date. This represents Athene’s credit risk for use in the estimate of the fair value of embedded derivatives.
2.Option budget – Athene assumes future hedge costs in the derivative’s fair value estimate. The level of option budgets determines the future costs of the options and impacts future policyholder account value growth.
3.Policyholder behavior – Athene regularly reviews the lapse and withdrawal assumptions (surrender rate). These are based on initial pricing assumptions updated for actual experience. Actual experience may be limited for recently issued products.

Valuation of Underlying Investments

Asset Management

As previously noted, the underlying entities that Apollo manages and invests in are primarily investment companies that account for their investments at estimated fair value.

On a quarterly basis, valuation committees consisting of members from senior management review and approve the valuation results related to the investments of the funds Apollo manages. For certain publicly traded vehicles managed by Apollo, a review is performed by an independent board of directors. Apollo also retains external valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the external valuation firms assist management with validating their valuation results or determining fair value. Apollo performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Yield Investments

Yield investments are generally valued based on third party vendor prices and/or quoted market prices and valuation models. Valuations using quoted market prices are based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments. Apollo will designate certain brokers to use to value specific securities. In determining the designated brokers, Apollo considers the following: (i) brokers with which Apollo has previously transacted, (ii) the underwriter of the security and (iii) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service. When broker quotes are not available Apollo considers the use of pricing service quotes or other sources to mark a position. When relying on a pricing service as a primary source, Apollo (i) analyzes how the price has moved over the measurement period, (ii) reviews the number of brokers included in the pricing service’s population, if available, and (iii) validates the valuation levels with Apollo’s pricing team and traders.

Debt securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing a model based approach to determine fair value. Valuation approaches used to estimate the fair value of illiquid credit investments also may include the income approach, as described below. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.

Equity and Hybrid Investments

The majority of illiquid equity and hybrid investments are valued using the market approach and/or the income approach, as described below.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Market Approach

The market approach is driven by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to any of the following factors: (1) the subject company’s historical and projected financial data; (2) valuations given to comparable companies; (3) the size and scope of the subject company’s operations; (4) the subject company’s individual strengths and weaknesses; (5) expectations relating to the market’s receptivity to an offering of the subject company’s securities; (6) applicable restrictions on transfer; (7) industry and market information; (8) general economic and market conditions; and (9) other factors deemed relevant. Market approach valuation models typically employ a multiple that is based on one or more of the factors described above.

Enterprise value as a multiple of EBITDA is common and relevant for most companies and industries, however, other industry specific multiples are employed where available and appropriate. Sources for gaining additional knowledge related to comparable companies include public filings, annual reports, analyst research reports, and press releases. Once a comparable company set is determined, Apollo reviews certain aspects of the subject company’s performance and determines how its performance compares to the group and to certain individuals in the group. Apollo compares certain measurements such as EBITDA margins, revenue growth over certain time periods, leverage ratios and growth opportunities. In addition, Apollo compares the entry multiple and its relation to the comparable set at the time of acquisition to understand its relation to the comparable set on each measurement date.

Income Approach

The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology for the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are significant assumptions related to the subject company’s expected results, the determination of a terminal value and a calculated discount rate, which is normally based on the subject company’s weighted average cost of capital (“WACC”). The WACC represents the required rate of return on total capitalization, which is comprised of a required rate of return on equity, plus the current tax-effected rate of return on debt, weighted by the relative percentages of equity and debt that are typical in the industry. The most critical step in determining the appropriate WACC for each subject company is to select companies that are comparable in nature to the subject company and the credit quality of the subject company. Sources for gaining additional knowledge about the comparable companies include public filings, annual reports, analyst research reports, and press releases. The general formula then used for calculating the WACC considers the after-tax rate of return on debt capital and the rate of return on common equity capital, which further considers the risk-free rate of return, market beta, market risk premium and small stock premium, if applicable. The variables used in the WACC formula are inferred from the comparable market data obtained. The Company evaluates the comparable companies selected and concludes on WACC inputs based on the most comparable company or analyzes the range of data for the investment.

The value of liquid investments, where the primary market is an exchange (whether foreign or domestic), is determined using period end market prices. Such prices are generally based on the close price on the date of determination.

Certain of the funds Apollo manages may also enter into foreign currency exchange contracts, total return swap contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of the period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Total return swap and credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price. Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Retirement Services

NAV

Investment funds are typically measured using NAV as a practical expedient in determining fair value and are not classified in the fair value hierarchy. The carrying value reflects a pro rata ownership percentage as indicated by NAV in the investment fund financial statements, which may be adjusted if it is determined NAV is not calculated consistent with investment company fair value principles. The underlying investments of the investment funds may have significant unobservable inputs, which may include but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model.

AFS and trading securities

The fair value for most marketable securities without an active market are obtained from several commercial pricing services. These are classified as Level 2 assets. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data. This category typically includes U.S. and non-U.S. corporate bonds, U.S. agency and government guaranteed securities, CLO, ABS, CMBS and RMBS.

Athene also has fixed maturity securities priced based on indicative broker quotes or by employing market accepted valuation models. For certain fixed maturity securities, the valuation model uses significant unobservable inputs and are included in Level 3 in fair value hierarchy. Significant unobservable inputs used include discount rates, issue specific credit adjustments, material non-public financial information, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

Privately placed fixed maturity securities are valued based on the credit quality and duration of comparable marketable securities, which may be securities of another issuer with similar characteristics. In some instances, a matrix-based pricing model is used. These models consider the current level of risk-free interest rates, corporate spreads, credit quality of the issuer and cash flow characteristics of the security. Additional factors such as net worth of the borrower, value of collateral, capital structure of the borrower, presence of guarantees and Athene’s evaluation of the borrower’s ability to compete in its relevant market are also considered. Privately placed fixed maturity securities are classified as Level 2 or 3.

Equity securities

Fair values of publicly traded equity securities are based on quoted market prices and classified as Level 1. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued based on other sources, such as commercial pricing services or brokers, and are classified as Level 2 or 3.

Mortgage loans

Athene estimates fair value monthly using discounted cash flow analysis and rates being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. The discounted cash flow model uses unobservable inputs, including estimates of discount rates and loan prepayments. Mortgage loans are classified as Level 3.

Investment funds

Certain investment funds for which Athene has elected the fair value option are included in Level 3 and are priced based on market accepted valuation models. The valuation models use significant unobservable inputs, which include material non-public financial information, estimation of future distributable earnings and demographic assumptions. These inputs are usually considered unobservable, as not all market participants have access to this data.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Funds withheld at interest embedded derivative

Athene estimates the fair value of the embedded derivative based on the change in the fair value of the assets supporting the funds withheld payable under modco and funds withheld reinsurance agreements. As a result, the fair value of the embedded derivative is classified as Level 2 or 3 based on the valuation methods used for the assets held supporting the reinsurance agreements.

Derivatives

Derivative contracts can be exchange traded or over the counter. Exchange-traded derivatives typically fall within Level 1 of the fair value hierarchy depending on trading activity. Over-the-counter derivatives are valued using valuation models or an income approach using third-party broker valuations. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlation of the inputs. Athene considers and incorporates counterparty credit risk in the valuation process through counterparty credit rating requirements and monitoring of overall exposure. Athene also evaluates and includes its own nonperformance risk in valuing derivatives. The majority of Athene’s derivatives trade in liquid markets; therefore, it can verify model inputs and model selection does not involve significant management judgment. These are typically classified within Level 2 of the fair value hierarchy.

Interest sensitive contract liabilities embedded derivative

Embedded derivatives related to interest sensitive contract liabilities with fixed indexed annuity products are classified as Level 3. The valuations include significant unobservable inputs associated with economic assumptions and actuarial assumptions for policyholder behavior.

AmerUs Closed Block

Athene elected the fair value option for the future policy benefits liability in the AmerUs Closed Block. The valuation technique is to set the fair value of policyholder liabilities equal to the fair value of assets. There is an additional component which captures the fair value of the open block’s obligations to the closed block business. This component is the present value of the projected release of required capital and future earnings before income taxes on required capital supporting the AmerUs Closed Block, discounted at a rate which represents a market participant’s required rate of return, less the initial required capital. Unobservable inputs include estimates for these items. The AmerUs Closed Block policyholder liabilities and any corresponding reinsurance recoverable are classified as Level 3.

ILICO Closed Block

Athene elected the fair value option for the ILICO Closed Block. The valuation technique is to set the fair value of policyholder liabilities equal to the fair value of assets. There is an additional component which captures the fair value of the open block’s obligations to the closed block business. This component uses the present value of future cash flows which include commissions, administrative expenses, reinsurance premiums and benefits, and an explicit cost of capital. The discount rate includes a margin to reflect the business and nonperformance risk. Unobservable inputs include estimates for these items. The ILICO Closed Block policyholder liabilities and corresponding reinsurance recoverable are classified as Level 3.

Universal life liabilities and other life benefits

Athene elected the fair value option for certain blocks of universal and other life business ceded to Global Atlantic. Athene uses a present value of liability cash flows. Unobservable inputs include estimates of mortality, persistency, expenses, premium payments and a risk margin used in the discount rates that reflects the riskiness of the business. The universal life policyholder liabilities and corresponding reinsurance recoverable are classified as Level 3.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

(In millions)	DAC	DSI	VOBA	Total
Balance at January 1, 2022	$—	$—	$4,547	$4,547
Additions	214	77	—	291
Amortization	—	—	(125)	(125)
Balance at March 31, 2022	$214	$77	$4,422	$4,713

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2022[1]	$362
2023	452
2024	415
2025	380
2026	343
2027	305

[1] Expected amortization for the remainder of 2022.

9. Goodwill

The carrying value of goodwill was $4.3 billion and $117 million as of March 31, 2022 and December 31, 2021, respectively.

On January 1, 2022, the Company completed the previously announced merger transactions with Athene. In connection with the completion of the Mergers, the Company recognized goodwill of $4.2 billion as of the Merger Date. See note 3 for further disclosure regarding the goodwill recorded as a result of the Mergers.

In connection with the completion of the Mergers, the Company undertook a strategic review of its operating structure and business segments to assess the performance of its businesses and the allocation of resources. As a result, the Company reorganized into three reportable segments: Asset Management, Retirement Services, and Principal Investing. The Company conducted interim impairment testing immediately prior to and subsequent to the reorganization and determined there to be no impairment of historical goodwill.

10. Profit Sharing Payable
Profit sharing payable was $1.6 billion and $1.4 billion as of March 31, 2022 and December 31, 2021, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2022	1,445
Profit sharing expense	355
Payments/other	(176)
Profit sharing payable, March 31, 2022	1,624

Profit sharing expense includes (i) changes in amounts due to current and former employees entitled to a share of performance revenues in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain of the Company’s acquisitions. Profit sharing expense excludes the potential return of profit-sharing distributions that would be due if certain funds were liquidated, which is recorded in due from related parties in the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company requires that a portion of certain of the performance revenues distributed to the Company’s employees be used to purchase restricted shares of common stock issued under its Equity Plan. Prior to distribution of the performance revenues, the Company records the value of the equity-based awards expected to be granted in other assets and accounts payable, accrued expenses, and other liabilities.

11. Income Taxes

The Company’s income tax (provision) benefit totaled $608 million and $(203) million for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective income tax rate was 28.4% and 11.8% for the three months ended March 31, 2022 and 2021, respectively.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recorded $15.7 million of unrecognized tax benefits as of March 31, 2022 for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.
The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of March 31, 2022, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2018 through 2020 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for the 2013, 2015, 2017, 2019, and 2020 tax years. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. There are other examinations ongoing in other foreign jurisdictions, which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

The Company has historically recorded deferred tax assets generated by the step-up in the tax basis of assets, including intangibles resulting from exchanges of AOG Units for shares of common stock by the Former Managing Partners and Contributing Partners. A related liability has also historically been recorded in “Due to Related Parties” in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among the Company, the Former Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 16). The benefit the Company has historically obtained from the difference in the tax asset recognized and the related liability resulted in an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.

Subsequent to the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no exchanges subject to the tax receivable agreement during the three months ended March 31, 2022. The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares for the three months ended March 31, 2021.

Exchange of AOG Units for Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase in Additional Paid in Capital
For the three Months Ended March 31, 2021 (in millions)	30	26	5

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Debt

Company debt consisted of the following:

		March 31, 2022				December 31, 2021
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Interest Rate(1)	Outstanding Balance	Fair Value		Interest Rate[1]
Asset Management
2024 Senior Notes[2]	May 30, 2024	$498	$506	[4]	4.00%	$498	$530	[4]	4.00%
2026 Senior Notes[2]	May 27, 2026	498	520	[4]	4.40	498	553	[4]	4.40
2029 Senior Notes[2]	February 15, 2029	674	721	[4]	4.87	675	778	[4]	4.87
2030 Senior Notes[2]	June 5, 2030	495	466	[4]	2.65	495	506	[4]	2.65
2039 Senior Secured Notes[2,6]		—	—		—	317	369	[5]	4.77
2048 Senior Notes[2]	March 15, 2048	297	346	[4]	5.00	297	397	[4]	5.00
2050 Subordinated Notes[2]	January 14, 2050	297	286	[4]	4.95	297	309	[4]	4.95
Secured Borrowing II	April 15, 2032	19	19	[3]	1.70	19	19	[3]	1.70
2016 AMI Term Facility I	January 15, 2025	19	19	[3]	1.30	19	19	[3]	1.30
2016 AMI Term Facility II	July 23, 2023	18	18	[3]	1.40	19	19	[3]	1.40
		2,815	2,901			3,134	3,499
Retirement Services
2028 Notes	January 12, 2028	1,092	1,008		4.13%	—	—
2030 Notes	April 3, 2030	616	564		6.15	—	—
2031 Notes	January 15, 2031	528	478		3.50	—	—
2051 Notes	May 25, 2051	547	459		3.95	—	—
2052 Notes	May 15, 2052	504	422		3.45	—	—
		3,287	2,931			—	—
Total Debt		$6,102	$5,832			$3,134	$3,499

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $17.5 million and $25.1 million as of March 31, 2022 and December 31, 2021, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

[3] Fair value is based on broker quotes. These notes are valued using Level 3 inputs based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from external pricing services. For instances where broker quotes are not available, a discounted cash flow method is used.

[4] Fair value is based on broker quotes. These notes are valued using Level 2 inputs based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from external pricing services.

[5] Fair value is based on a discounted cash flow method. These notes are valued using Level 3 inputs.
[6] These notes were transferred to a VIE consolidated by Athene during the three months ended March 31, 2022.

Asset Management - Notes Issued

The indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes include covenants that restrict the ability of Apollo Management Holdings, L.P., an Apollo subsidiary and issuer of the notes (“AMH”) and, as applicable, the guarantors of the notes under the indentures, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The indentures also provide for customary events of default.

Retirement Services - Notes Issued

Athene’s senior unsecured notes are callable by AHL at any time. If called prior to three months before the scheduled maturity date, the price is equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date treasury rate plus a spread as defined in the applicable prospectus supplement and any accrued and unpaid interest.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Credit Facilities

The following table represents the Company’s credit facilities:

Instrument/Facility	Borrowing Date	Maturity Date	Lender	Key terms
Asset Management - AMH Credit Facility	November 23, 2020	November 23, 2025	Citibank	The commitment fee on the $750 million undrawn AMH credit facility as of March 31, 2022 was 0.09%.
Retirement Services - AHL Credit Facility	N/A	December 3, 2024	Citibank	The borrowing capacity under the Credit Facility is $1.25 billion, with potential increases up to $1.75 billion.
Asset Management - Credit Facility

Borrowings under the AMH credit facility may be used for working capital and general corporate purposes, including, permitted acquisitions. AMH, the borrower under the facility, may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as the borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of March 31, 2022, there were no amounts outstanding under the AMH credit facility and the Company was in compliance with all covenants under the facility.

Retirement Services - Credit Facility

In connection with the AHL credit facility, AHL and Athene USA Corporation (“AUSA”) guaranteed all of the obligations of AHL, Athene Life Re (“ALRe”), Athene Annuity Re Ltd. (“AARe”) and AUSA under this facility, and ALRe and AARe guaranteed certain of the obligations of AHL, ALRe, AARe and AUSA under this facility. The AHL credit facility contains various standard covenants with which the company must comply, including the following:

1. Consolidated debt to capitalization ratio of not greater than 35%;
2. Minimum consolidated net worth of no less than $7.3 billion; and
3. Restrictions on the company’s ability to incur debt and liens, in each case with certain exceptions.

As of March 31, 2022, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all covenants under the facility.

Interest accrues on outstanding borrowings at either the Eurodollar Rate (as defined in the AHL credit facility) plus a margin or a base rate plus a margin, with the applicable margin varying based on Athene’s Debt Rating (as defined in the AHL credit facility). The AHL credit facility has a commitment fee that is determined by reference to Athene’s Debt Rating, and ranges from 0.10% to 0.30% of the undrawn commitment. As of March 31, 2022, the commitment fee was 0.15% of the undrawn commitment.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended March 31,
(In millions)	2022	2021
Asset Management	$32	$35
Retirement Services[1]	24	—
Total Interest Expense	$56	$35

Note: Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
[1] Interest expense for Retirement Services is included in policy and other operating expenses on the condensed consolidated statements of operations.

13. Equity-Based Compensation

Under the Equity Plan, the Company grants equity-based awards to employees. The fair value of all grants is based on the grant date fair value, which considers the public share price of AGM’s common stock subject to certain discounts, as applicable. Equity-based awards granted to employees and non-employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
AGM grants both service and performance-based awards. The estimated total grant date fair value for service-based awards is charged to compensation expense on a straight-line basis over the vesting period, which is generally one to six years from the date of grant. Certain service-based awards are tied to profit sharing arrangements in which a portion of the performance fees distributed to the general partner are required to be used by employees to purchase restricted shares of common stock or RSUs, which are granted under the Company’s Equity Plan. Performance based awards vest subject to continued employment and the Company’s achievement of specified performance goals. In accordance with U.S. GAAP, equity-based compensation expense for performance grants are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable.

For the three months ended March 31, 2022 and March 31, 2021, AGM recorded equity-based compensation expense of $168 million and $56 million, respectively. The equity-based compensation expense of $168 million for the three months ended March 31, 2022 primarily included equity-based compensation expense of $74 million for performance-based RSU grants, $67 million for service-based RSU grants and $19 million for restricted stock from profit sharing arrangements. The equity-based compensation expense of $56 million for the three months ended March 31, 2021 primarily included equity-based compensation expense of $26 million for performance-based RSU grants, $19 million for service-based RSU grants and $4 million for restricted stock from profit sharing arrangements. As of March 31, 2022, there was $913 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.2 years.

Service-Based Awards

During the three months ended March 31, 2022 and March 31, 2021, the Company awarded service-based grants of 4.3 million RSUs and 2.0 million RSUs with a grant date fair value of $266 million and $102 million, respectively. During the same periods, the Company recorded equity-based compensation expense on service-based awards of $67 million and $19 million, respectively.

Performance-Based Awards

During the three months ended March 31, 2022 and March 31, 2021, the Company awarded performance-based grants of 2.1 million and 1.1 million RSUs to certain employees with a grant date fair value of $126 million and $49 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation. During the same periods, the Company recorded equity-based compensation expense on performance-based awards of $74 million and $26 million, respectively.

In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics. During the three months ended March 31, 2022, the Company recorded equity-based compensation expense of $14 million for service-based awards and $6 million for performance-based awards related to these one-time grants.

The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2022	—		—	—
RSUs assumed in the Mergers	16,345,396	$52.45	15,976,551	32,321,947
Granted	5,726,606	$61.22	677,914	6,404,520
Forfeited	(22,998)	$57.76	(429)	(23,427)
Vested	(2,209,003)	$39.76	2,209,003	—
Issued	—	—	(4,962,941)	(4,962,941)
Balance at March 31, 2022	19,840,001	$56.86	13,900,098	33,740,099

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
14. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three months ended March 31, 2022 and 2021, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.

On January 3, 2022, the Company announced a share repurchase program, pursuant to which, the Company is authorized to repurchase (i) up to an aggregate of $1.5 billion of shares of its common stock in order to opportunistically reduce its share count and (ii) up to an aggregate of $1.0 billion of shares of its common stock in order to offset the dilutive impact of share issuances under the its equity incentive plans. Shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, as well as through reductions of shares that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations. The repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended and may be suspended, extended, modified or discontinued at any time.

The table below outlines the share activity for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	4,556,421	2,363,605
Reduction of shares of common stock issued[2]	(2,062,255)	(943,997)
Shares of common stock purchased related to share issuances and forfeitures[3]	(219,500)	—
Issuance of shares of common stock for equity-based awards	2,274,666	1,419,608

1 The gross value of shares issued was $301 million and $120 million for the three months ended March 31, 2022 and 2021, respectively, based on the closing price of the shares of common stock at the time of issuance.

2 Cash paid for tax liabilities associated with net share settlement was $138 million and $48 million for the three months ended March 31, 2022 and 2021, respectively.
3 Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the three months ended March 31, 2022 and 2021, Apollo issued 403,824 and 0 of such restricted shares and 219,500 and 269,641 of such RSUs under the Equity Plan, respectively, and repurchased 623,324 and 0 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 0 restricted shares forfeited during the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022 and 2021, 2,986,676 and 0 shares of common stock were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, respectively, and such shares were subsequently canceled by the Company. The Company paid $187 million and $0 million for these open market share repurchases during the three months ended March 31, 2022 and 2021, respectively.

Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data). Certain subsidiaries of the Company may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions	Distribution Equivalents on Participating Securities
February 3, 2021	$0.60	February 26, 2021	$139	$121	$260	$5
N/A	—	April 14, 2021	—	42	42	—
May 4, 2021	0.50	May 28, 2021	116	101	217	4
N/A	—	June 15, 2021	—	20	20	—
August 4, 2021	0.50	August 31, 2021	122	94	216	4
N/A	—	September 15, 2021	—	24	24	—
November 2, 2021	0.50	November 30, 2021	124	93	217	4
N/A	—	December 15, 2021	—	23	23	—
Year ended December 31, 2021	$2.10		$501	$518	$1,019	$17
February 11, 2022	$0.40	February 28, 2022	229	—	229	12
Three months ended March 31, 2022	$0.40		$229	$—	$229	$12

Accumulated Other Comprehensive Income (Loss)

The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$(1)	$—	$—	$(1)	$(3)	$(5)
Other comprehensive income (loss) before reclassifications	(6,646)	(97)	268	(127)	(2)	(6,604)
Less: Reclassification adjustments for gains (losses) realized[1]	(38)	(7)	1	—	—	(44)
Less: Income tax expense (benefit)	(1,184)	(16)	56	(26)	—	(1,170)
Less: Other comprehensive loss attributable to non-controlling interests	(676)	(9)	—	(24)	(10)	(719)
Balance at March 31, 2022	$(4,749)	$(65)	$211	$(78)	$5	$(4,676)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
15. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended March 31,
(In millions, except share amounts)	2022	2021
Numerator:
Net Income (Loss) attributable to common stockholders	$(870)	$670
Dividends declared on common stock [1]	(229)	(139)
Dividends on participating securities [2]	(12)	(5)
Earnings allocable to participating securities[3]	—	(19)
Undistributed income (loss) attributable to common stockholders: Basic	(1,111)	507
Denominator:
Weighted average number of shares of common stock outstanding: Basic and Diluted	586,495,913	230,003,502
Net Income (loss) per share of common stock: Basic and Diluted[4]
Distributed Income	$0.40	$0.60
Undistributed Income (loss)	(1.90)	2.21
Net Income (loss) per share of common stock: Basic and Diluted	$(1.50)	$2.81

[1] See note 14 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
3 No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
[4] For the three months ended March 31, 2022 and 2021, all of the classes of securities were determined to be anti-dilutive.

The Company has granted RSUs that provide the right to receive, subject to vesting during continued employment, shares of common stock pursuant to the Equity Plan.

Any dividend equivalent paid to an employee on RSUs will not be returned to the Company upon forfeiture of the award by the employee. Vested and unvested RSUs that are entitled to non-forfeitable dividend equivalents qualify as participating securities and are included in the Company’s basic and diluted earnings per share computations using the two-class method. The holder of an RSU participating security would have a contractual obligation to share in the losses of the entity if the holder is obligated to fund the losses of the issuing entity or if the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. The RSU participating securities do not have a mandatory redemption amount and the holders of the participating securities are not obligated to fund losses; therefore, neither the vested RSUs nor the unvested RSUs are subject to any contractual obligation to share in losses of the Company.

Prior to December 31, 2021, AAM had one Class B share outstanding, which was held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the share of Class B share was reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, subject to the terms of AAM’s certificate of incorporation. The Class B share had no net income (loss) per share as it did not participate in Apollo’s earnings (losses) or dividends. The Class B share had no dividend rights and only a de minimis liquidation right. The Class B share represented 46.6% of the total voting power of the Class A shares and Class B share with respect to the limited matters upon which they were entitled to vote together as a single class pursuant to AAM’s governing documents as of December 31, 2021. On December 31, 2021, the Class B share was exchanged for 10 Class A shares, which were subsequently exchanged into 10 shares of AGM common stock in the Mergers on January 1, 2022.

The following table summarizes the anti-dilutive securities:

	Three months ended March 31,
	2022	2021
Weighted average vested RSUs	—	1,045,391
Weighted average unvested RSUs	10,744,265	6,970,110
Weighted average unexercised options	2,424,407	—
Weighted average AOG Units outstanding	—	173,821,650
Weighted average unvested restricted shares	2,266,951	704,945

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

16. Related Parties
Asset Management

Due from/ to related parties

Due from/ to related parties includes:
•unpaid management fees, transaction and advisory fees and reimbursable expenses from the funds Apollo manages and their portfolio companies;
•reimbursable payments for certain operating costs incurred by these funds as well as their related parties; and
•other related party amounts arising from transactions including loans to employees and periodic sales of ownership interests in funds managed by Apollo.

Due from related parties and Due to related parties consisted of the following as of March 31, 2022 and December 31, 2021 :

(In millions)	March 31, 2022	December 31, 2021
Due from Related Parties:
Due from funds[1]	$211	$316
Due from portfolio companies	59	67
Due from employees and former employees	97	107
Total Due from Related Parties	$367	$490
Due to Related Parties
Due to Former Managing Partners and Contributing Partners[2]	$1,045	$1,118
Due to funds	76	104
Total Due to Related Parties	$1,121	$1,222
[1] Includes $48 million related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes $482 million and $570 million as of March 31, 2022 and December 31, 2021, respectively, related to the AOG Unit Payment, payable in equal installments through December 31, 2024.

Tax Receivable Agreement

Prior to the consummation of the Mergers, each of the Former Managing Partners and Contributing Partners had the right to exchange vested AOG Units for Class A shares, subject to certain restrictions. All Apollo Operating Group entities have made, or will make, an election under the U.S. Internal Revenue Code, which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group entities at the time an exchange was made. The election results in an increase to the tax basis of underlying assets which will reduce the amount of tax that AGM and its subsidiaries will otherwise be required to pay in the future.

The tax receivable agreement provides for payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash tax savings, if any, in U.S. federal, state, local and foreign income taxes the Company realizes as a result of the increase to the tax basis of underlying assets resulting from transactions and other exchanges of AOG Units for Class A shares that occurred in prior years. AGM and its subsidiaries retain the benefit from the remaining 15% of actual cash tax savings. In May 2022, Apollo waived its early termination right, which had provided it the right to early terminate the tax receivable agreement at any time by payment of an early termination payment to all holders. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date.

Following the closing of the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no exchanges subject to the tax receivable agreement during the three months ended March 31, 2022.

As a result of the exchanges of AOG Units for Class A shares during the three months ended March 31, 2021, a $26 million liability was recorded to estimate the amount of the future expected payments to be made by AGM and its subsidiaries to the Former Managing Partners and Contributing Partners pursuant to the tax receivable agreement.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
AOG Unit Payment

On December 31, 2021, holders of AOG Units (other than Athene and the Company) sold and transferred a portion of such AOG Units to a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction. The remainder of the AOG Units held by such holders were exchanged for shares of AGM common stock concurrently with the consummation of the Mergers on January 1, 2022.

As of March 31, 2022, the outstanding payable amount due to Former Managing Partners and Contributing Partners was $482 million, which is payable in equal installments through December 31, 2024.

Due from Employees and Former Employees

As of March 31, 2022 and December 31, 2021, due from related parties includes various amounts due to Apollo including employee loans and return of profit-sharing distributions. As of March 31, 2022 and December 31, 2021, the balance includes interest-bearing employee loans receivable of $23 million and $18 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $64 million and $65 million at March 31, 2022 and December 31, 2021, respectively.

Indemnity

Certain of the performance revenues Apollo earns from funds may be subject to repayment by its subsidiaries that are general partners of the funds in the event that certain specified return thresholds are not ultimately achieved. The Former Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this obligation. Such guarantees are several and not joint and are limited to a particular individual’s distributions. Apollo has agreed to indemnify each of the Former Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that it manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Former Managing Partners and Contributing Partners contributed or sold to the Apollo Operating Group.

Apollo recorded an indemnification liability of $14 million and $13 million as of March 31, 2022 and December 31, 2021, respectively.

Due to Related Parties

Based upon an assumed liquidation of certain of the funds Apollo manages, it has recorded a general partner obligation to return previously distributed performance allocations, which represents amounts due to certain funds. The obligation is recognized based upon an assumed liquidation of a fund’s net assets as of the reporting date. The actual determination and any required payment would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective governing document of the fund.

Athora

The Company, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the European life insurance market (collectively, the “Athora Accounts”). The Company had equity commitments outstanding of up to $454 million as of March 31, 2022, subject to certain conditions.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Athora Sub-Advised

Apollo provides sub-advisory services with respect to a portion of the assets in certain portfolio companies of funds managed by Apollo and the Athora Accounts. Apollo broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which it explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.

Apollo earns a base management fee on the aggregate market value of substantially all of the investment accounts of or relating to Athora and also a sub-advisory fee on the Athora Sub-Advised assets, which varies depending on the specific asset class.

Regulated Entities

Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of March 31, 2022. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements at March 31, 2022.

Investment in SPACs

In October 2020, Apollo Strategic Growth Capital (“APSG I”), a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $817 million, including the underwriters’ partial exercise of their over-allotment. In a private placement concurrent offering, APSG I sold warrants to APSG Sponsor, L.P., a subsidiary of Apollo, for gross proceeds of $18 million. APSG Sponsor, L.P. also holds Class B ordinary shares of APSG I. The Company currently consolidates APSG I as a VIE, and thus all warrants and Class B units are eliminated in consolidation.
On February 12, 2021, APSG II, a SPAC, completed an initial public offering, raising total gross proceeds of $690 million, including the underwriters’ exercise in full of their over-allotment option. In a private placement concurrent with the initial public offering, APSG II sold warrants to APSG Sponsor II, L.P., a subsidiary of Apollo, for total gross proceeds of $16 million. APSG Sponsor II, L.P. also holds Class B ordinary shares of APSG II. Apollo currently consolidates APSG II as a VIE, and thus all private placement warrants and Class B ordinary shares are eliminated in consolidation.
On July 13, 2021, Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $345 million, including the underwriters’ subsequent exercise in full of their over-allotment option. In a private placement concurrent with the initial public offering, Acropolis sold warrants to Acropolis Infrastructure Acquisition Sponsor, L.P., a subsidiary of Apollo, for total gross proceeds of $9 million. Acropolis Infrastructure Acquisition Sponsor, L.P. also holds Class B common stock of Acropolis. Apollo currently consolidates Acropolis as a VIE, and thus all private placement warrants and Class B common stock are eliminated in consolidation.
As described in note 2, the Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. Through its interests in the respective sponsors, the Company has the power to direct the activities that most significantly impact the economic performance of these SPACs. In addition, the Company’s combined interests in these VIEs are significant. Assets and liabilities of the consolidated SPACs are shown within the respective line items of the condensed consolidated financial statements, as outlined below.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The tables below present the financial information of these SPACs in aggregate:

(In millions)	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$1	$2
Restricted cash and cash equivalents	1,036	690
U.S. Treasury securities, at fair value	818	1,162
Other assets	2	3
Total Assets	$1,857	$1,857
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$8	$2
Due to related parties	19	20
Other liabilities	140	144
Total Liabilities	167	166
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,783	1,762
Stockholders’ Equity:
Additional paid in capital	(118)	(98)
Retained earnings	25	27
Total Stockholders’ Equity	(93)	(71)
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$1,857	$1,857

	For the Three Months Ended March 31,
(In millions)	2022	2021
Expenses:
General, administrative and other	7	6
Total Expenses	7	6
Other Income (Loss):
Net gains (losses) from investment activities	5	(2)
Interest income	1	—
Total Other Income (Loss)	6	(2)
Net Income Attributable to Apollo Global Management, Inc.	(1)	(8)
Retirement Services

Athene Freedom

Athene has a limited partnership investment in Athene Freedom, for which Apollo is the general partner. Athene consolidates Athene Freedom as a VIE. Athene Freedom indirectly invests in both Wheels, Inc. (“Wheels”) and Donlen, LLC (“Donlen”). Additionally, as of March 31, 2022, Athene owns $2.2 billion ABS and corporate debt securities issued by Wheels and Donlen, which are held as investments in related parties on the condensed consolidated statements of financial condition.

Athora

Athene has a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of March 31, 2022, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

(In millions)	March 31, 2022
Investment fund	$814
Non-redeemable preferred equity securities	166
Total investment in Athora	$980

Additionally, as of March 31, 2022, Athene had $61 million of funding agreements outstanding to Athora. Athene also has commitments to make additional investments in Athora of $552 million as of March 31, 2022.

Venerable

Athene has coinsurance and modco agreements with Venerable Insurance and Annuity Company (“VIAC”). VIAC is a related party due to Athene’s minority equity investment in its holding company’s parent, VA Capital Company LLC (“VA Capital”), which was $230 million as of March 31, 2022. The minority equity investment in VA Capital is included in investments in related parties on the condensed consolidated statements of financial condition and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC. Additionally, Athene has term loans receivable from Venerable due in 2033, which is included in investments in related parties on the condensed consolidated statements of financial condition. The loans are held at the principal balance less allowances and were $255 million as of March 31, 2022. While management viewed the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the term loans to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

PK AirFinance

Athene has investments in PK AirFinance (“PK Air”), an aviation lending business with a portfolio of loans (“Aviation Loans”). The Aviation Loans are generally fully secured by aircraft leases and aircraft. Apollo owns the PK Air loan origination platform, including personnel and systems and, pursuant to certain agreements entered into between Athene, Apollo, and certain entities managed by Apollo, the Aviation Loans are securitized by a special purpose vehicle (“SPV”) for which Apollo acts as ABS manager (“ABS-SPV”). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. Athene has purchased both senior and subordinated notes of PK Air, which are included in investments in related parties on the condensed consolidated statements of financial condition. During the first quarter of 2022, Athene contributed its investment in the subordinated notes to PK Air Holdings, LP, which is a consolidated VIE investment on the condensed consolidated statements of financial condition. As of March 31, 2022, Athene holds $1.1 billion of PK Air senior notes and has commitments to make additional investments in PK Air of $1.3 billion.

Apollo/Athene Dedicated Investment Program (“ADIP”)

Athene’s subsidiary, Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, “ACRA”) is partially owned by ADIP, a series of funds managed by Apollo. Athene’s subsidiary, ALRe, currently holds 36.55% of the economic interests in ACRA and all of ACRA’s voting interests, with ADIP holding the remaining 63.45% of the economic interests. During the three months ended March 31, 2022, Athene received capital contributions of $311 million from ADIP.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
17. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments as of March 31, 2022 and December 31, 2021 of $0.7 billion and $1.0 billion, respectively, related to the funds it manages.

Athene had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $16.6 billion as of March 31, 2022. Athene expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2022 and that could be reversed approximates $4.8 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

Additionally, at the end of the life of certain funds, Apollo may be obligated as general partner, to repay the funds’ performance allocations received in excess of what was ultimately earned. This obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the partnership agreement of the fund.

Certain funds may not generate performance allocations as a result of unrealized and realized losses that are recognized in the current and prior reporting periods. In certain cases, performance allocations will not be generated until additional unrealized and realized gains occur. Any appreciation would first cover the deductions for invested capital, unreturned organizational expenses, operating expenses, management fees and priority returns based on the terms of the respective fund agreements.

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of March 31, 2022, there were no open underwriting commitments.

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation liability was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $110 million and $126 million as of March 31, 2022 and December 31, 2021, respectively.

The contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the contingent consideration obligations is reflected in profit sharing expense in the condensed consolidated statements of operations.

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2022, Athene had $3.2 billion of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a funding agreement backed notes (“FABN”) program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of March 31, 2022, Athene had $22.5 billion of FABN funding agreements outstanding. Athene had $12.3 billion of board-authorized FABN capacity remaining as of March 31, 2022.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Athene established a secured funding agreement backed repurchase agreement (“FABR”) program, in which a special-purpose, unaffiliated entity entered into repurchase agreements with a bank and the proceeds of the repurchase agreements were used by the special purpose entity to purchase funding agreements from Athene. As of March 31, 2022, Athene had $2.0 billion of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s total restricted assets included on the condensed consolidated statements of financial condition are as follows:

(In millions)	March 31, 2022
AFS securities	$9,877
Trading securities	57
Equity securities	31
Mortgage loans	5,333
Investment funds	208
Derivative assets	72
Other investments	150
Restricted cash and cash equivalents	834
Total restricted assets	$16,562

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.4 billion as of March 31, 2022. These letters of credit were issued for Athene’s reinsurance program and have expirations through December 10, 2023.

Litigation

The Company is party to various legal actions arising from time to time in the ordinary course of business including claims and lawsuits, arbitrations, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding the Company’s business.

In 2000 and 2001, two insurance companies which were subsequently merged into Athene Annuity and Life Company, a wholly owned subsidiary of Athene (“AAIA”), purchased broad based variable corporate-owned life insurance (“COLI”) policies from American General Life Insurance Company (“American General”). In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (“ZC Trust”) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, AAIA filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over AAIA’s claims and directed AAUA to either amend our complaint or transfer the matter to Delaware Superior Court. The matter was transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December 18, 2019. The Superior Court issued an opinion on May 18, 2020 in which it granted in part and denied in part defendants’ motion. The Superior Court denied defendants’ motion with respect to the issue that negatively impacts the crediting rate for one of the COLI policies, which issue proceeded to discovery. The Superior Court granted defendants’ motion and dismissed without prejudice on ripeness grounds claims related to the exit and surrender protocols set forth in the policies, and dismissed defendant ZC Resource LLC. If the supplement were to have been deemed effective, the purported changes to the policies could have impaired AAIA’s ability to

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
access the value of guarantees associated with the policies. The parties engaged in discovery as well as discussions concerning whether the matter could be resolved without further litigation and, at the request of the parties, on August 11, 2021, the court entered an Amended Scheduling Order setting the trial date for June 2023. On December 27, 2021, the parties agreed in principle to a settlement, pursuant to which AAIA will be able to surrender the policies at any time and receive proceeds within six months. During the year ended December 31, 2021, Athene recorded an impairment of the COLI asset of $53 million, and an adjustment to deferred tax liabilities of $47 million, to reflect the terms of the settlement.

From 2015 to 2018, Athene’s U.S. insurance subsidiaries experienced increased complaints related to the conversion and administration of the block of life insurance business acquired in connection with Athene’s acquisition of Aviva USA and reinsured to affiliates of Global Atlantic. The life insurance policies included in this block have been and are currently being administered by AllianceOne Inc. (“AllianceOne”), a subsidiary of DXC Technology Company, which was retained by such Global Atlantic affiliates to provide third party administration services on such policies. AllianceOne also administers a small block of annuity policies that were on Aviva USA’s legacy policy administration systems that were also converted in connection with the acquisition of Aviva USA and have experienced some similar service and administration issues, but to a lesser degree. As a result of the difficulties experienced with respect to the administration of such policies, Athene has received notifications from several state regulators, including but not limited to New York State Department of Financial Services (“NYSDFS”), the California Department of Insurance (“CDI”) and the Texas Department of Insurance (“TDI”), indicating, in each case, that the respective regulator planned to undertake a market conduct examination or enforcement proceeding of the applicable U.S. insurance subsidiary relating to the treatment of policyholders subject to Athene’s reinsurance agreements with affiliates of Global Atlantic and the conversion of the life and annuity policies, including the administration of such blocks by AllianceOne. Athene or one or more of its subsidiaries have entered into consent orders with several state regulators, including the NYSDFS, the CDI and the TDI, to resolve underlying matters in the respective states. All fines and costs, including those associated with remediation plans, paid in connection with the consent orders are subject to indemnification by Global Atlantic or affiliates of Global Atlantic. Pursuant to the terms of the reinsurance agreements between Athene and the relevant affiliates of Global Atlantic, the applicable affiliates of Global Atlantic have financial responsibility for the ceded life block and are subject to significant administrative service requirements, including compliance with applicable law. The agreements also provide for indemnification to Athene, including for administration issues. In addition to the examinations and proceedings initiated to date, it is possible that other regulators may pursue similar formal examinations, inquiries or enforcement proceedings and that any examinations, inquiries and/or enforcement proceedings may result in fines, administrative penalties and payments to policyholders.

On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AAM, a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act of 1940, breach of fiduciary duties, and breach of contract. On December 7, 2018, McEvoy filed his amended complaint in the District Court for the Middle District of Florida. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations. On July 30, 2020, Apollo and CEVA filed a joint motion for summary judgment on statute of limitations grounds. On June 29, 2021, the district court issued a decision denying the defendants’ joint motion for summary judgment on statute of limitations grounds, and set deadlines on July 23, 2021 for the plaintiff to file an amended complaint and August 20, 2021 for defendants to answer or move to dismiss the amended complaint. Plaintiff filed his second amended complaint on July 23, 2021 which added alleged grounds for tolling the statute of limitations. Also on July 23, 2021, the defendants filed a joint motion for reconsideration with respect to aspects of the district court’s June 29, 2021 decision. On March 10, 2022, the court granted defendants’ motion for reconsideration and granted Apollo’s motion for summary judgment. On April 7, 2022, Plaintiff filed a motion to alter or amend the court’s order of March 10. The defendants, including Apollo, opposed that motion on April 28, 2022. Apollo believes that Plaintiff’s motion to alter or amend the court’s order of March 10 is without merit. No reasonable estimate of possible loss, if any, can be made at this time.

On December 21, 2017, several entities referred to collectively as “Harbinger” commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
complaint named as defendants AAM, and funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”), among others. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology. The complaint further alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020). The complaint adds eight new defendants and three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy CCTV One Four Holdings, LLC (“CCTV”) to support SkyTerra’s network even though they allegedly knew that the network had material defects. On November 23, 2020, Defendants refiled a bankruptcy motion, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the bankruptcy court on the bankruptcy motion. On February 1, 2021, the bankruptcy court denied the bankruptcy motion. On March 31, 2021, Defendants filed their motions to dismiss the New York Supreme Court action. Hearings were held on the motions to dismiss on February 15, 2022 and February 18, 2022, and the motions remain pending. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AAM. Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan. Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled. Plaintiff alleges that AAM exercises complete control over CareerBuilder and thus, CareerBuilder acts as AAM’s agent. Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the district court granted the motion to remand. On January 11, 2021, the district court ordered the clerk of court to take the necessary steps to transfer the case back to Illinois Circuit Court, Cook County. On March 8, 2021, Plaintiff filed a motion under 28 U.S.C. § 1447(c) to recover attorneys’ fees of approximately $35,000 for the remand briefing. Defendants filed their opposition on March 31, 2021, and Plaintiff replied on April 14, 2021. Defendants filed motions to dismiss the complaint in the Illinois Circuit Court, Cook County on June 11, which were fully briefed on August 13, 2021. CareerBuilder has also filed a Motion for a Protective Order and to Stay Discovery pending the outcome of the motions to dismiss. On February 7, 2022, the court held a hearing on the motions to dismiss and the request to stay discovery. At the hearing, the court took the motions to dismiss under advisement and granted CareerBuilder’s motion to stay discovery. On March 11, 2022, the parties filed a Notice of Settlement notifying the court that the parties have reached an agreement in principle to resolve the case in full.

In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in the Delaware Court of Chancery, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AAM, certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserts, on behalf of a putative class of former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger. Frank Funds seeks unspecified compensatory damages. On July 23, 2019, a group of former MPM shareholders filed an appraisal petition in Delaware Chancery Court seeking the fair value of their MPM shares that were purchased through MPM’s May 15, 2019 merger, in an action captioned In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.). On June 3, 2020, petitioners moved for leave to file a verified amended appraisal petition and class-action complaint that included claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AAM, the Apollo-affiliated fund that owned MPM’s shares before the merger, certain former MPM directors (including three Apollo employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also sought to consolidate their appraisal proceeding with the Frank Funds action. On November 13, 2020, the Chancery Court granted the parties’ stipulated order to consolidate the two matters, and on December 21, 2020, the Chancery Court granted petitioners’ motion for leave to file the proposed amended complaint. This new consolidated action is captioned In Re MPM Holdings Inc. Appraisal and Stockholder Litigation, C.A. No. 2019-0519 (Del Ch.). On January 13, 2022, the Chancery Court denied Apollo’s motion to dismiss. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On May 29, 2020, plaintiff Vrajeshkumar Patel filed a putative stockholder derivative and class action complaint in the Delaware Court of Chancery against Talos Energy, Inc. (“Talos”), all of the members of Talos’s board of directors (including two Apollo partners), Riverstone Holdings, LLC (“Riverstone”), AAM, and Guggenheim Securities, LLC in connection with the acquisition of certain assets from Castex Energy 2014, LLC and ILX Holdings, LLC in February 2020. The complaint asserts direct and derivative claims against Apollo, Riverstone, and the individual defendants for breach of their fiduciary duties. The plaintiff alleges that Apollo and Riverstone comprise a controlling shareholder group. The complaint seeks, among other relief, class certification and unspecified money damages. On August 4, 2020, the defendants filed motions to dismiss. On May 17, 2021, the court ordered that the Riverstone funds and Apollo funds that hold the relevant Talos stock be joined as necessary parties. The parties filed a stipulation, which was entered by the court on June 7, 2021, adding Riverstone Talos Energy Equityco LLC, Riverstone Talos Energy Debtco LLC, Apollo Talos Holdings, L.P., and AP Talos Energy Debtco LLC as defendants in the action. On September 30, 2021, the court dismissed the complaint in its entirety against all defendants. Plaintiff has filed an appeal of this decision, and that appeal is pending. Apollo believes that the Plaintiff’s arguments on appeal are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserts claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserts a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business . Plaintiffs filed amended complaints on January 11, 2021 and again on March 25, 2021. On May 24, 2021, the Apollo Defendants filed a motion to dismiss the complaint, which motion remains pending. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On or around October 19, 2021, a purported stockholder of AAM filed a complaint against AAM in the Court of Chancery of the State of Delaware seeking the disclosure of certain additional documents pursuant to Section 220 of the Delaware General Corporation Law. The complaint alleges that the stockholder seeks to investigate (a) whether wrongdoing or mismanagement occurred in connection with the decision of the AAM board of directors to pay, in connection with the elimination of the AAM Up-C structure, the partners of AP Professional Holdings, L.P. (including the Former Managing Partners) a payment of cash equal to $3.66 per AOG Unit held, which the complaint characterizes as providing $640 million for “Tax Receivable Agreement” assets (which the stockholder alleges are worth nothing); (b) the independence and disinterestedness of AAM directors and/or officers; and (c) potential damages relating thereto.

18. Segments

The Company conducts its business through three reportable segments: (i) Asset Management, (ii) Retirement Services and (iii) Principal Investing. Segment information is utilized by the Company’s chief operating decision maker to assess performance and to allocate resources.

The performance is measured by the Company’s chief operating decision maker on an unconsolidated basis because management makes operating decisions and assesses the performance of each of the Company’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the affiliated funds.

Segment Reporting Changes

In connection with the completion of the Mergers, Apollo undertook a strategic review of its operating structure and business segments to assess the performance of its businesses and the allocation of resources. As a result, for periods following the Mergers, Apollo is reporting results through three operating and reportable segments called Asset Management, Retirement Services, and Principal Investing.

In connection with these changes, all prior periods have been recast to conform to the new presentation. Consequently, this information will be different from the historical segment financial results previously reported by Apollo in its reports filed with the SEC.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Adjusted Segment Income

Adjusted Segment Income, or “ASI”, is the key performance measure used by management in evaluating the performance of the asset management, retirement services, and principal investing segments. Management uses Adjusted Segment Income to make key operating decisions such as the following:
•decisions related to the allocation of resources such as staffing decisions including hiring and locations for deployment of the new hires;
•decisions related to capital deployment such as providing capital to facilitate growth for the business and/or to facilitate expansion into new businesses;
•decisions related to expenses, such as determining annual discretionary bonuses and equity-based compensation awards to its employees. With respect to compensation, management seeks to align the interests of certain professionals and selected other individuals with those of the investors in the funds and those of Apollo’s stockholders by providing such individuals a profit sharing interest in the performance fees earned in relation to the funds. To achieve that objective, a certain amount of compensation is based on Apollo’s performance and growth for the year; and
•decisions related to the amount of earnings available for dividends to common stockholders and holders of equity-based awards that participate in dividends.
Adjusted Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Adjusted Segment Income is the sum of (i) Fee Related Earnings, (ii) Spread Related Earnings and (iii) Principal Investing Income. Adjusted Segment Income excludes the effects of the consolidation of any of the related funds and SPACs, interest and other financing costs related to AGM not attributable to any specific segment, taxes and related payables, transaction-related charges and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration, and certain other charges associated with acquisitions, and restructuring charges. In addition, Adjusted Segment Income excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements.

Adjusted Segment Income may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use Adjusted Segment Income as a measure of operating performance, not as a measure of liquidity. Adjusted Segment Income should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of Adjusted Segment Income without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using Adjusted Segment Income as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of Adjusted Segment Income to its most directly comparable U.S. GAAP measure of income (loss) before income tax provision can be found in this footnote.

Fee Related Earnings

Fee Related Earnings (“FRE”) is a component of Adjusted Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) advisory and transaction fees, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Spread Related Earnings

Spread Related Earnings (“SRE”) is a component of Adjusted Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees earned on the ADIP share of ACRA assets, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs including interest expense and preferred dividends, if any, paid to Athene’s preferred stockholders.

Principal Investing Income

Principal Investing Income (“PII”) is a component of Adjusted Segment Income that is used to assess the performance of the Principal Investing segment. For the Principal Investing segment, PII is the sum of (i) realized performance fees, excluding realizations received in the form of shares, and (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses.

The following present financial data for the Company’s reportable segments.

	Three months ended March 31,
(In millions)	2022	2021
Asset Management
Management fees[1]	$505.4	$453.9
Advisory and transaction fees, net	64.1	55.4
Fee-related performance fees	14.2	8.8
Fee-related compensation	(175.4)	(154.4)
Other operating expenses	(98.3)	(62.0)
Fee Related Earnings	310.0	301.7

Retirement Services
Fixed income and other investment income, net	1,206.8	—
Alternative investment income, net	447.7	—
Strategic capital management fees	12.4	—
Cost of funds	(826.4)	—
Other operating expenses	(108.7)	—
Interest and other financing costs	(61.6)	—
Spread Related Earnings	670.2	—

Principal Investing
Realized performance fees	127.2	106.8
Realized investment income	226.4	30.0
Principal investing compensation	(156.0)	(68.2)
Other operating expenses	(10.6)	(7.5)
Principal Investing Income	187.0	61.1

Adjusted Segment Income	$1,167.2	$362.8

Segment Assets:
Asset Management	$1,571
Retirement Services	237,634
Principal Investing	8,525
Total Assets[2]	$247,730

[1] Includes intersegment management fees from Retirement Services of $182 million for the three months ended March 31, 2022
[2] Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following reconciles total consolidated revenues to total asset management fee related revenues:

	Three months ended March 31,
(In millions)	2022	2021
Total Consolidated Revenues	$875	$2,295
Retirement services GAAP revenue	234	—
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	(40)	(29)
Adjustments related to consolidated funds and VIEs[1]	76	42
Performance fees	(571)	(1,397)
Principal investment income	(172)	(393)
Retirement services management fees	182	0
Total Asset Management Fee Related Revenues	$584	$518

[1] Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Adjusted Segment Income:

	Three months ended March 31,
(In millions)	2022	2021
Income (loss) before income tax provision (benefit)	$(2,138)	$1,722
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	97	35
Equity-based compensation	56	16
Preferred dividends	—	(9)
Transaction-related charges[2]	(1)	9
Merger-related transaction and integration costs[3]	18	11
(Gains) losses from change in tax receivable agreement liability	14	(2)
Net (income) loss attributable to non-controlling interests in consolidated entities	651	(71)
Unrealized performance fees	(445)	(1,290)
Unrealized profit sharing expense	191	589
HoldCo interest and other financing costs[4]	39	43
Unrealized principal investment (income) loss	82	(364)
Unrealized net (gains) losses from investment activities and other	(18)	(326)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	2,494	—
Change in fair values of derivatives and embedded derivatives - FIAs, net of offsets	81	—
Integration, restructuring and other non-operating expenses	34	—
Equity-based compensation	12	—
Adjusted Segment Income	$1,167	$363

[1] Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are required to be used by employees of Apollo to purchase restricted shares of common stock or RSUs, which are granted under the Equity Plan. Equity-based profit sharing expense and other also includes performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

[2] Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions, and restructuring charges.

[3] Merger-related transaction and integration costs includes advisory services, technology integration, equity-based compensation charges and other costs associated with the Mergers.
[4] Represents interest and other financing costs related to AGM not attributable to any specific segment.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	March 31, 2022	December 31, 2021
Total reportable segment assets	$247,730	$13,573
Adjustments[1]	13,825	16,929
Total assets	$261,555	$30,502

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

19. Subsequent Events

Dividends

On May 5, 2022, the Company declared a cash dividend of $0.40 per share of common stock, which will be paid on May 31, 2022 to holders of record at the close of business on May 18, 2022.

Griffin Capital

On May 3, 2022, the Company completed the acquisition of the U.S. asset management business of Griffin Capital (“Griffin”) in exchange for closing consideration of approximately $300 million and contingent consideration of up to $150 million, substantially all of which will be settled in shares of AGM common stock, per the transaction agreement signed December 2, 2021. This follows, and is incremental to, the March 2022 close of Griffin’s wealth distribution business. As a result of the final close, the Griffin Institutional Access Real Estate Fund and the Griffin Institutional Access Credit Fund are now advised by Apollo and have been renamed the Apollo Diversified Real Estate Fund and Apollo Diversified Credit Fund, respectively.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	As of March 31, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$1,245	$1	$—	$1,246
Restricted cash and cash equivalents	2	1,036	—	1,038
Investments	6,239	818	(327)	6,730
Assets of consolidated variable interest entities
Cash and cash equivalents	—	272	—	272
Investments	—	3,772	—	3,772
Other assets	—	97	(5)	92
Due from related parties	467	(8)	(92)	367
Goodwill	131	—	—	131
Other assets	2,013	2	—	2,015
	10,097	5,990	(424)	15,663
Retirement Services
Cash and cash equivalents	8,523	—	—	8,523
Restricted cash and cash equivalents	834	—	—	834
Investments	171,371	—	(1)	171,370
Investments in related parties	33,562	—	(8,698)	24,864
Assets of consolidated variable interest entities
Cash and cash equivalents	—	521	—	521
Investments	1,656	16,359	—	18,015
Other assets	181	134	—	315
Reinsurance recoverable	4,648	—	—	4,648
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,713	—	—	4,713
Goodwill	4,181	—	—	4,181
Other assets	7,964	—	(56)	7,908
	237,633	17,014	(8,755)	245,892
Total Assets	$247,730	$23,004	$(9,179)	$261,555

				(Continued)

	As of March 31, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,090	$147	$(29)	$3,208
Due to related parties	1,131	12	(22)	1,121
Debt	2,815	—	—	2,815
Liabilities of consolidated variable interest entities
Debt, at fair value	—	2,071	(173)	1,898
Other liabilities	$—	76	(1)	75
	7,036	2,306	(225)	9,117
Retirement Services
Interest sensitive contract liabilities	164,369	—	—	164,369
Future policy benefits	48,093	—	—	48,093
Debt	3,287	—	—	3,287
Payables for collateral on derivatives and securities to repurchase	7,071	—	—	7,071
Other liabilities	2,611	—	—	2,611
Liabilities of consolidated variable interest entities
Debt, at fair value	—	5,905	—	5,905
Other liabilities	133	763	(72)	824
	225,564	6,668	(72)	232,160
Total Liabilities	232,600	8,974	(297)	241,277
Commitments and Contingencies (note 17)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,782	8	1,790
Equity
Additional paid in capital	15,852	(119)	29	15,762
Retained earnings (accumulated deficit)	(67)	10,252	(10,278)	(93)
Accumulated other comprehensive income (loss)	(4,705)	7	22	(4,676)
Total AGM Stockholders’ Equity	11,080	10,140	(10,227)	10,993
Non-controlling interests	4,050	2,108	1,337	7,495
Total Equity	15,130	12,248	(8,890)	18,488
Total Liabilities and Equity	$247,730	$23,004	$(9,179)	$261,555

				(Concluded)

	As of December 31, 2021
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Cash and cash equivalents	$915	$2	$—	$917
Restricted cash and cash equivalents	18	690	—	708
Investments	10,474	1,162	(282)	11,354
Assets of consolidated variable interest entities
Cash and cash equivalents	—	463	—	463
Investments	—	15,133	(396)	14,737
Other assets	—	253	(1)	252
Due from related parties	587	(9)	(88)	490
Goodwill	117	—	—	117
Other assets	1,462	3	(1)	1,464
Total Assets	$13,573	$17,697	$(768)	$30,502

Liabilities and Equity
Liabilities
Accounts payable, accrued expenses, and other liabilities	$2,731	$146	$(30)	$2,847
Due to related parties	1,231	10	(19)	1,222
Debt	3,134	—	—	3,134
Liabilities of consolidated variable interest entities
Debt, at fair value	—	8,068	(125)	7,943
Notes payable	—	2,714	(103)	2,611
Other liabilities	$—	867	(86)	781
Total Liabilities	7,096	11,805	(363)	18,538
Commitments and Contingencies (note 17)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,762	8	1,770
Equity
Series A Preferred Stock	264	—	—	264
Series B Preferred Stock	290	—	—	290
Additional paid in capital	2,166	(98)	28	2,096
Retained earnings	1,165	433	(454)	1,144
Accumulated other comprehensive income (loss)	(5)	(13)	13	(5)
Total AGM Stockholders’ Equity	3,880	322	(413)	3,789
Non-controlling interests	2,597	3,808	—	6,405
Total Equity	6,477	4,130	(413)	10,194
Total Liabilities and Equity	$13,573	$17,697	$(768)	$30,502

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, Inc.’s condensed consolidated financial statements and the related notes within this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods. Target returns included in this report are presented gross and do not account for fees, expenses and taxes, which will reduce returns. Target returns are neither guarantees nor predictions or projections of future performance. There can be no assurance that target returns will be achieved or that Apollo will be successful in implementing the applicable strategy. Actual gross and net returns for funds managed by Apollo, and individual investors participating directly or indirectly in funds managed by Apollo, may vary significantly from the target returns set forth herein.

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies.

Asset Management

Our Asset Management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of March 31, 2022, we had total AUM of $512.8 billion.

Our Asset Management segment had a team of 2,336 employees as of March 31, 2022, with offices throughout the world. This team possesses a broad range of transaction, financial, managerial and investment skills. We operate our asset management business in a highly integrated manner, which we believe distinguishes us from other alternative asset managers. Our investment teams frequently collaborate across disciplines and believe that this collaboration enables the funds we manage to more successfully invest across a company’s capital structure. Our objective is to achieve superior long-term risk-adjusted returns for our clients. The majority of the investment funds we manage are designed to invest capital over periods of seven or more years from inception, thereby allowing us to seek to generate attractive long-term returns throughout economic cycles. We have a contrarian, value-oriented investment approach, emphasizing downside protection, and the preservation of capital. We believe our contrarian investment approach is reflected in a number of ways, including:

•our willingness to pursue investments in industries that our competitors typically avoid;
•the often complex structures employed in some of the investments of our funds;
•our experience investing during periods of uncertainty or distress in the economy or financial markets; and
•our willingness to undertake transactions that have substantial business, regulatory or legal complexity.

We have applied this investment philosophy to identify what we believe are attractive investment opportunities, deploy capital across the balance sheet of industry leading, or “franchise,” businesses and create value throughout economic cycles.

The yield, hybrid, and equity investing strategies of our Asset Management segment reflect the range of investment capabilities across our platform based on relative risk and return. As an asset manager, we earn fees for providing investment management services and expertise to our client base. The amount of fees charged for managing these assets depends on the underlying investment strategy, liquidity profile, and, ultimately, our ability to generate returns for our clients. We also earn transaction and advisory fees as part of our growing capital solutions business and as part of monitoring and deployment activity alongside our sizeable private equity franchise. After expenses, we call the resulting earnings stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the Asset Management segment.

Yield

Yield is our largest asset management strategy with $372.7 billion of AUM as of March 31, 2022. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for our investors. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 6% gross Return on Equity (“ROE”) and 5% net ROE annualized through March 31, 2022. The investment portfolios of the yield-oriented funds Apollo manages include several asset classes, as described below:

•Corporate Fixed Income ($92.2 billion of AUM), which generally includes investment grade corporate bonds, emerging markets investments and investment grade private placement investments;

•Corporate Credit ($81.3 billion of AUM), which includes performing credit investments, including income-oriented, senior loan and bond investments involving issuers primarily domiciled in the U.S. and in Europe as well as investment grade asset-backed securities;

•Structured Credit ($67.8 billion of AUM), which includes corporate structured and asset-backed securities as well consumer and residential real estate credit investments;

•Real Estate Debt ($37.0 billion of AUM), including debt investments across a broad spectrum of property types and at various points within a property’s capital structure, including first mortgage and mezzanine financing and preferred equity; and

•Direct Origination ($31.3 billion of AUM), which includes originations (both directly with sponsors and through banks) and investments in loans primarily related to middle market lending and aviation finance.

Hybrid

Our hybrid strategy, with $53.7 billion of AUM as of March 31, 2022, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. Our flagship hybrid credit hedge fund has generated a 12% gross ROE and 8% net ROE annualized and our hybrid value funds have generated a 28% gross IRR and a 23% net IRR from inception through March 31, 2022. The investing strategies and asset classes within our hybrid strategy are described below:

•Accord and Credit Strategies ($8.7 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that invest opportunistically in both the primary and secondary markets in order to seek to capitalize on both near and longer-term relative value across market cycles. The investment portfolios of these funds include credit investments in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities including senior loans (secured and unsecured), large corporate investment grade loan origination and structured capital solutions, high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments.

•Hybrid Value ($10.8 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on providing companies, among other things, rescue financing or customized capital solutions, including senior secured and unsecured debt or preferred equity securities, often with equity-linked or equity-like upside, as well as structured equity investments.

•Infrastructure Equity ($5.1 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on investing in a broad range of infrastructure assets, including communications, midstream energy, power and renewables, and transportation related assets.

•Hybrid Real Estate ($2.9 billion of AUM), which includes our net lease and core plus investment strategies. In our net lease strategy, we seek to build net lease investment portfolios for our clients that are diversified by both geography and tenancy, while targeting attractive risk-adjusted returns. In our core plus strategy, we seek to build investment portfolios for our clients that include stabilized real estate investments with attractive fundamentals in select cities in Europe.

Equity

Our equity strategy manages $86.4 billion of AUM as of March 31, 2022. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while our real estate funds generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through March 31, 2022. Our equity strategy focuses on several investing strategies as described below:

•Flagship Private Equity ($60.4 billion of AUM), which refers to our investment strategy focused on creating investment opportunities with attractive risk-adjusted returns across industries and geographies and throughout market cycles, utilizing our value-oriented investment approach. Through this strategy, we seek to build portfolios of investments that are created at meaningful discounts to comparable market multiples of adjusted cash flow, thereby resulting in what we believe are portfolios focused on capital preservation. The transactions in this strategy include opportunistic buyouts, corporate carveouts and distressed investments. After acquisition by an Apollo-managed fund, Apollo works with its funds’ portfolio companies to seek to accelerate growth and execute a value creation strategy.

Included within flagship private equity are assets related to our impact investing strategy, which pursues private equity-like investment opportunities with the intention of generating a positive, measurable, social and/or environmental impact while also seeking attractive risk-adjusted returns. The impact investment strategy targets investment opportunities across five core impact-aligned investment themes including: (i) economic opportunity, (ii) education; (iii) health, safety and wellness; (iv) industry 4.0; and (v) climate and sustainability.

•European Principal Finance (“EPF”) ($8.4 billion of AUM), which refers to our investment strategy focused on European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Certain of the European principal finance vehicles we manage also own captive pan-European financial institutions, loan servicing and property management platforms that perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties.

•Real Estate Equity ($2.7 billion of AUM), which refers to our investment strategy that targets investments in real estate and real estate-related assets, portfolios and platforms located in primary, secondary and tertiary markets across North America and Asia and across various real estate asset classes.

Perpetual Capital

Included within our investing strategies above is $301.6 billion of Perpetual Capital, out of the $512.8 billion of AUM as of March 31, 2022. Perpetual Capital refers to assets of Perpetual Capital Vehicles that are of indefinite duration and where there is generally no requirement to return capital to investors upon realization of investments or through redemptions. As of March 31, 2022, Perpetual Capital includes, without limitation, certain assets in our Yield strategy, including assets relating to publicly traded and non-traded vehicles, certain origination platform assets and assets managed for certain of our insurance clients. Perpetual Capital assets may be withdrawn under certain circumstances.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene provides retail annuity retirement solutions to policyholders, and reinsures fixed indexed annuities (“FIA”), multi-year guaranteed annuities (“MYGA”), traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products from reinsurance partners. In addition, Athene offers institutional products, including funding agreements and pension group annuities. Apollo’s asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. As of March 31, 2022, Athene had 1,451 employees.

Our retirement services business focuses on generating spread income by combining the two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) using the global scale and reach of our asset management business to actively source or originate assets with Athene’s preferred risk and return characteristics. Athene’s investment philosophy is to invest a portion of its assets in securities that earn an incremental yield by taking measured liquidity risk and complexity risk and capitalizing on its long-dated and persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming solely credit risk. A cornerstone of Athene’s investment philosophy is that given the operating leverage inherent in its business, modest investment outperformance can translate to outsized return performance. Because Athene maintains discipline in underwriting attractively priced liabilities, it has the ability to invest in a broad range of high-quality assets to generate attractive earnings.

Our asset management expertise supports the sourcing and underwriting of asset classes for Athene’s portfolio. Athene is invested in a diverse array of corporate bonds and more structured, but highly rated, asset classes. Athene establishes risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration risk and caps on specific asset classes. In addition to other efforts, we partially mitigate the risk of rising interest rates by strategically allocating a meaningful portion of Athene’s investment portfolio into floating rate securities. Athene also maintains holdings in less interest rate-sensitive investments, including collateralized loan obligations (“CLO”), commercial mortgage loans, residential mortgage loans, non-agency residential mortgage-backed securities (“RMBS”) and various types of structured products, consistent with its strategy of pursuing incremental yield by assuming liquidity risk and complexity risk, rather than assuming solely credit risk.

Rather than increase Athene’s allocation to higher risk securities to increase yield, we pursue the direct origination of high-quality, predominantly senior secured assets, which we believe possess greater alpha-generating qualities than securities that would otherwise be readily available in public markets. These direct origination strategies include investments sourced by (1) affiliated platforms that originate loans to third parties and in which Athene gains exposure directly to the loan or indirectly through its ownership of the platform, and (2) our extensive network of direct relationships with predominantly investment-grade counterparties.

Athene uses, and may continue to use, derivatives, including swaps, options, futures and forward contracts, and reinsurance contracts to hedge risks such as current or future changes in the fair value of its assets and liabilities, current or future changes in cash flows, changes in interest rates, equity markets, currency fluctuations and changes in longevity.

Products

Athene principally offers two product lines: annuities and funding agreements.

Annuities

Athene’s primary product line is annuities, which include Fixed Indexed Annuities, Registered Index-Linked Annuities, Fixed Rate Annuities, Payout Annuities and Group Annuities.

Fixed Indexed Annuities (“FIAs”). FIAs are the majority of Athene’s net reserve liabilities. FIAs are a type of insurance contract in which the policyholder makes one or more premium deposits which earn interest, on a tax deferred basis, at a crediting rate based on a specified market index, subject to a specified cap, spread or participation rate. FIAs allow policyholders the possibility of earning interest without significant risk to principal, unless the contract is surrendered during a surrender charge period. A market index tracks the performance of a specific group of stocks or other assets representing a particular segment of the market, or in some cases, an entire market. Athene generally buys options on the indices to which the FIAs are tied to hedge the associated market risk. The cost of the option is priced into the overall economics of the product as an option budget. Athene generates income on FIA products by earning an investment spread, based on the difference between (1) income earned on the investments supporting the liabilities and (2) the cost of funds, including fixed interest credited to customers, option costs, the cost of providing guarantees (net of rider fees), policy issuance and maintenance costs, and commission costs.

Registered Index-Linked Annuities (“RILA”). A RILA is similar to an FIA in offering the policyholder the opportunity for tax-deferred growth based in part on the performance of a market index. Compared to an FIA, a RILA has the potential for higher returns but also has the potential for risk of loss to principal and related earnings. A RILA provides the ability for the policyholder to participate in the positive performance of certain market indices during a term, limited by a cap or adjusted for a participation rate. Negative performance of the market indices during a term can result in negative policyholder returns, with downside protection typically provided in the form of either a “buffer” or a “floor” to limit the policyholder’s exposure to market loss. A “buffer” is protection from negative exposure up to a certain percentage, typically 10 or 20 percent. A “floor” is protection from negative exposure less than a stated percentage (i.e., the policyholder risks exposure of loss up to the “floor,” but is protected against any loss in excess of this amount).

Fixed Rate Annuities. Fixed rate annuities include annual reset annuities and MYGAs. Unlike FIAs, fixed rate annuities earn interest at a set rate (or declared crediting rate), rather than a rate that may vary based on an index. Fixed rate annual reset annuities have a crediting rate that is typically guaranteed for one year. After such period, Athene has the ability to change the crediting rate at its discretion, generally once annually, to any rate at or above a guaranteed minimum rate. MYGAs are similar to annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years, rather than just one year, before it may be changed at Athene’s discretion. After the initial crediting period, MYGAs can generally be reset annually.

Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or market value adjustment (“MVA”), subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy. The surrender charge for most Athene products at contract inception is generally between 7% and 15% of the contract value and decreases by approximately one percentage point per year during the surrender charge period, which generally ranges from 3 to 20 years.

At maturity, the policyholder may elect to receive proceeds in the form of a single payment or an annuity. If the annuity option is selected, the policyholder will receive a series of payments either over the policyholder’s lifetime or over a fixed number of years, depending upon the terms of the contract. Some contracts permit annuitization prior to maturity. A fixed annuity policyholder may also elect to purchase an income rider.

Income Riders to Fixed Annuity Products. Athene’s income riders on its deferred annuities can be broadly categorized as either guaranteed or participating. Guaranteed income riders provide policyholders with a guaranteed lifetime withdrawal benefit (“GLWB”), which permits policyholders to elect to receive guaranteed payments for life from their contract without having to annuitize their policies. Participating income riders tend to have lower levels of guaranteed income than guaranteed income riders but provide policyholders the opportunity to receive greater levels of income if the policies’ indexed crediting strategies perform well. As of March 31, 2022, approximately 36% of Athene’s deferred annuity account value had rider benefits.

Payout Annuities. Payout annuities primarily consist of single premium immediate annuities (“SPIA”), supplemental contracts and structured settlements. Payout annuities provide a series of periodic payments for a fixed period of time or for the life of the policyholder, based upon the policyholder’s election at the time of issuance. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. Supplemental contracts are typically created upon the conversion of a death claim or the annuitization of a deferred annuity. Structured settlements generally relate to legal settlements.

Group Annuities. Group annuities issued in connection with pension group annuities transactions usually involve a single premium group annuity contract issued to discharge certain pension plan liabilities. The group annuities that Athene issues are non-participating contracts. The assets supporting the guaranteed benefits for each contract may be held in a separate account. Group annuity benefits may be purchased for current, retired and/or terminated employees and their beneficiaries covered under terminating or continuing pension plans. Both immediate and deferred annuity certificates may be issued pursuant to a single group annuity contract. Immediate annuity certificates cover those retirees and beneficiaries currently receiving payments, whereas deferred annuity certificates cover those participants who have not yet begun receiving benefit payments. Immediate annuity certificates have no cash surrender rights, whereas deferred annuity certificates may include an election to receive a lump sum payment, exercisable by the participant upon either the participant achieving a specified age or the occurrence of a specified event, such as termination of the participant’s employment.

Athene earns income on group annuities based upon the spread between the return on the assets received in connection with the pension group annuity transaction and the cost of the pension obligations assumed. Group annuities expose Athene to longevity risk, which would be realized if plan participants live longer than assumed in underwriting the transaction, resulting in aggregate payments that exceed Athene’s expectations.

Funding Agreements

Funding agreements are issued opportunistically to institutional investors at attractive risk-adjusted funding costs. Funding agreements are negotiated privately between an investor and an insurance company. They are designed to provide an agreement holder with a guaranteed return of principal and periodic interest payments, while offering competitive yields and predictable returns. The interest rate can be fixed or floating. Athene also includes repurchase agreements with a term that exceeds one year at the time of execution within the funding agreement product category.

Distribution Channels

Athene has developed four dedicated distribution channels to address the retirement services market: retail, flow reinsurance, institutional and acquisitions and block reinsurance, which support opportunistic origination across differing market environments. Additionally, Athene believes these distribution channels enable it to achieve stable asset growth while maintaining attractive returns.

Retail

Athene has built a scalable platform that allows it to originate and rapidly grow its business in deferred annuity products. Athene has developed a suite of retirement savings products, distributed through its network of approximately 53 independent marketing organizations (“IMOs”); approximately 68,000 independent agents in all 50 states; and a growing network of 18 banks and 119 regional broker-dealers. Athene is focused in every aspect of its retail channel on providing high quality products and service to its policyholders and maintaining appropriate financial protection over the life of their policies.

Flow Reinsurance

Flow reinsurance provides another opportunistic channel for Athene to source liabilities with attractive cost of funds and offer insurance companies the opportunity to improve their product offerings and enhance their financial results. As in the retail channel, Athene does not pursue flow volume growth at the expense of profitability, and therefore tends to respond rapidly to adjust pricing for changes in asset yields.

Reinsurance is an arrangement under which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company or cedant, for all or a portion of certain insurance risks underwritten by the ceding company. Reinsurance is designed to (1) reduce the net amount at risk on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single risk, (2) stabilize operating results by reducing volatility in the ceding company’s loss experience, (3) assist the ceding company in meeting applicable regulatory requirements and (4) enhance the ceding company’s financial strength and surplus position.

Within its flow reinsurance channel, Athene generally conducts third-party flow reinsurance transactions through its subsidiary, Athene Life Re Ltd. (“ALRe”). As a fixed annuity reinsurer, ALRe partners with insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. The specific liabilities that ALRe targets to reinsure include FIAs, MYGAs, traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products. For various transaction-related reasons, from time to time, Athene’s US insurance subsidiaries will reinsure business from third-party ceding companies. In these instances, the respective US insurance subsidiary will generally retrocede a portion of the reinsured business to Athene Annuity Re Ltd. or ALRe.

Institutional

The Institutional channel includes pension group annuity transactions and funding agreements.

Pension Group Annuity Transactions. Athene partners with institutions seeking to transfer and thereby reduce their obligation to pay future pension benefits to retirees and deferred participants, through pension group annuities. Athene works with advisors, brokers and consultants to source pension group annuity transactions and design solutions that meet the needs of prospective pension group annuity counterparties.

Funding Agreements. Athene participates in a funding agreement-backed notes (“FABN”) program through which it may issue funding agreements to a special-purpose trust that issues marketable medium-term notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. The proceeds of the issuance of notes are used by the trust to purchase one or more funding agreements from Athene subsidiaries with matching interest and maturity payment terms. Athene has established a funding agreement-backed repurchase program, in which a special-purpose, unaffiliated entity may enter into a repurchase agreement with a bank and the proceeds of the repurchase transactions are used by the special-purpose entity to purchase secured funding agreements from Athene subsidiaries. Athene is also a member of the FHLB and Athene has issued funding agreements to the FHLB in exchange for cash advances. Finally, repurchase agreements with an original maturity exceeding one year are also included within the funding agreement channel.

Acquisitions and Block Reinsurance

Acquisitions. Acquisitions are an important source of growth in our retirement services business. Athene has a proven ability to acquire businesses in complex transactions at favorable terms, manage the liabilities acquired and reinvest the associated assets. Athene plans to continue leveraging this expertise in sourcing and evaluating transactions to profitably grow its business. Athene believes its demonstrated ability to source transactions, consummate complex transactions and reinvest assets into higher yielding investments as well as its access to capital provide it with distinct advantages relative to other acquisition candidates.

Block Reinsurance. Through block reinsurance transactions, Athene partners with life and annuity companies to decrease their exposure to one or more products or to divest of lower-margin or non-core segments of their businesses. Unlike acquisitions in which Athene must acquire the assets or stock of a target company, block reinsurance allows the Retirement Services segment to contractually assume assets and liabilities associated with a certain book of business. In doing so, Athene contractually assumes responsibility for only that portion of the business that it deems desirable, without assuming additional liabilities.

Capital

We believe that Athene has a strong capital position and that it is well positioned to meet policyholder and other obligations. Athene measures capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC risk-based capital (“RBC”) and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

Deployable Capital

Athene’s deployable capital is comprised of capital from three sources: excess equity capital, untapped debt capacity and available undrawn capital commitments from Athene Co-Invest Reinsurance Affiliate Holding Ltd. (“ACRA”). As of March 31, 2022, we believe that Athene had approximately $7.3 billion in total excess equity capital, untapped debt capacity and available undrawn ACRA commitments available to be deployed, subject, in the case of debt capacity, to favorable market conditions and general availability.

ACRA

In order to support growth strategies and capital deployment opportunities, Athene established ACRA as a long-duration, on-demand capital vehicle. Athene owns 36.55% of ACRA’s economic interests and 100% of ACRA’s voting interests, with the remaining 63.45% of the economic interests being owned by ADIP, a series of funds managed by Apollo. ACRA participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP’s proportionate economic interest in ACRA. This strategic capital solution allows us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position for Athene and its subsidiaries.

Uses of Capital

Capital deployment includes both the payment for a business opportunity, such as the payment of a ceding commission to enter into a block reinsurance transaction or the payment of cash to acquire our shares on the open market, and the retention of capital based on our internal capital model. Currently, we deploy capital from our retirement services business in four primary ways: (1) supporting organic growth, (2) supporting inorganic growth, (3) making dividend payments to AGM from time to time, and (4) retaining capital to support financial strength ratings upgrades. Athene generally seek returns on its capital deployment of mid-teens or higher.

Internal Reinsurance

Subject to quota shares generally ranging from 80% to 100%, substantially all of the existing deposits held and new deposits generated by Athene’s US insurance subsidiaries are reinsured to its Bermuda reinsurance subsidiaries. Athene maintains the same reserving standards for its Bermuda reinsurance subsidiaries as it does for its US insurance subsidiaries. Athene also retrocedes certain inorganic transactions, pension group annuity transactions and certain flow reinsurance transactions to ACRA, and effective January 1, 2022, it began to retrocede a quota share of its retail business to a subsidiary of ACRA. Athene’s internal reinsurance structure provides it with several strategic and operational advantages, including the aggregation of regulatory capital, which makes the aggregate capital of its Bermuda reinsurance subsidiaries available to support the risks assumed by each entity, and enhanced operating efficiencies. As a result of its internal reinsurance structure and third-party direct to Bermuda business, the significant majority of Athene’s aggregate capital is held by its Bermuda reinsurance subsidiaries.

Ratings

As of March 31, 2022, each of Athene’s significant insurance subsidiaries is rated “A” or “A+” by the three rating agencies that evaluate the financial strength of such subsidiaries. To achieve financial strength ratings aspirations in the Retirement Services segment, Athene may choose to retain additional capital above the level required by the rating agencies to support operating needs. Athene believes there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in the financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels though lower funding costs.

Principal Investing

Our Principal Investing segment is comprised of our realized performance fee income, realized investment income from our balance sheet investments, and certain allocable expenses related to corporate functions supporting the entire company. The Principal Investing segment also includes our growth capital and liquidity resources at AGM. We expect to deploy capital into strategic investments over time that will help accelerate the growth of our Asset Management segment, by broadening our investment management and/or product distribution capabilities or increasing the efficiency of our operations. We believe these investments will translate into greater compounded annual growth of Fee Related Earnings.

Given the cyclical nature of performance fees, earnings from our Principal Investing segment, or Principal Investing Income (“PII”), is inherently more volatile in nature than earnings from the Asset Management and Retirement Services segments. We earn fees based on the investment performance of the funds we manage and compensate our employees, primarily investment professionals, with a meaningful portion of these proceeds to align our team with the investors in the funds we manage and incentivize them to deliver strong investment performance over time. We expect to increase the proportion of performance fee income we pay to our employees over time, and as such proportion increases, we expect PII to represent a relatively smaller portion of our total company earnings.

The diagram below depicts our current organizational structure following the Mergers:

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure.
(1)Includes direct and indirect ownership by AGM.

Business Environment

Economic and Market Conditions

Our asset management and retirement services businesses are affected by the condition of global financial markets and the economy. Price fluctuations within equity, credit, commodity, foreign exchange markets, as well as interest rates, which may be volatile and mixed across geographies, can significantly impact the performance of our business including but not limited to the valuation of investments, including those of the funds we manage, and related income we may recognize.

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. We have seen U.S. inflation continue to rise during 2022, which has been driven by various factors, including supply chain disruptions, consumer demand, employment levels, low mortgage interest rates and a severely distorted supply/demand housing imbalance, and residential vacancy rates. During the first quarter of 2022, the U.S. Federal Reserve indicated its plan to be more aggressive at the beginning of the tightening cycle to lessen inflation transpiring widely through the U.S. economy, resulting in considerable market volatility. As a result, the Federal Reserve voted to increase the federal funds rate during the first quarter of 2022. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate increased to 8.5% as of March 31, 2022, compared to 7.0% as of December 31, 2021, and continues to be the highest rate since the 1980s.

Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, civil unrest, geopolitical tensions or military action, such as the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the United States and other countries, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.

In the U.S., the S&P 500 Index decreased by 4.9% during the first quarter of 2022, following an increase of 10.6% during the fourth quarter of 2021. Global equity markets have also been impacted, with the MSCI All Country World ex USA Index decreasing 4.7% during the first quarter of 2022, following an increase of 3.2% in the fourth quarter of 2021.

Conditions in the credit markets have a significant impact on our business. Credit markets are negative in 2022, with the BofAML HY Master II Index decreasing by 4.5%, while the S&P/LSTA Leveraged Loan Index decreased by 0.2%. The U.S. 10-year Treasury yield at the end of the quarter was 2.32%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP decreased at an annual rate of 1.4% in the first quarter of 2022, following an increase of 6.9% in the fourth quarter of 2021. As of April 2022, the International Monetary Fund estimated that the U.S. economy will expand by 3.7% in 2022 and 2.3% in 2023. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate decreased to 3.6% as of March 31, 2022.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 2.7% during the quarter, after depreciating 1.8% in the fourth quarter of 2021, while the British pound depreciated 2.9% during the quarter, after appreciating 0.4% in the fourth quarter of 2021. The price of crude oil appreciated by 33.3% during the quarter, after appreciating by 0.2% the fourth quarter of 2021. Although some pressure on oil prices eased in late 2021, oil price per barrel rose during the first quarter, and is expected to continue to rise throughout 2022.

Institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Interest rates are expected to rise in 2022. A period of sharply rising interest rates could increase the cost of debt financing for the Company, the funds we manage, as well as their portfolio companies, which can lead to reduced investment returns and missed investment opportunities. Rising interest rates may also contribute to a sustained period of decline in the equity markets and make it more difficult to realize value from investments, including portfolio investments of the funds we manage.

With respect to Retirement Services, Athene’s investment portfolio consists predominantly of fixed maturity investments. If prevailing interest rates were to rise, we believe the yield on Athene’s new investment purchases may also rise and Athene’s investment income from floating rate investments would increase, while the value of Athene’s existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on Athene’s new investment purchases may decline and Athene’s investment income from floating rate investments would decrease, while the value of Athene’s existing investments may increase.

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment, which was experienced in the prior year.

If prevailing interest rates were to rise, we believe Athene’s products would be more attractive to consumers and its sales would likely increase. If prevailing interest rates were to decline, it is likely that Athene’s products would be less attractive to consumers and Athene’s sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that Athene is unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. A significant majority of Athene’s deferred annuity products have crediting rates that it may reset annually upon renewal following the expiration of the current guaranteed period. While Athene has the contractual ability to lower these crediting rates to the guaranteed minimum levels, its willingness to do so may be limited by competitive pressures.

See Item 3. Quantitative and Qualitative Disclosures About Market Risk, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Overview of Results of Operations

Key Financials Measures under U.S. GAAP - Asset Management

The following discussion of key financial measures under U.S. GAAP is based on Apollo’s asset management business as of March 31, 2022.

Revenues

Management Fees

The significant growth of the assets we manage has had a positive effect on our revenues. Management fees are typically calculated based upon any of “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted costs of all unrealized portfolio investments,” “capital commitments,” “invested capital,” “adjusted assets,” “capital contributions,” or “stockholders’ equity,” each as defined in the applicable limited partnership agreement and/or management agreement of the unconsolidated funds or accounts.

Advisory and Transaction Fees, Net

As a result of providing advisory services with respect to actual and potential investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition and financing of companies, some of which are portfolio companies of the funds we manage, as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive advisory fees for advisory services provided to certain funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage (up to 100%) of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees, net, in the condensed consolidated statements of operations (see note 2 to our condensed consolidated financial statements for more detail on advisory and transaction fees, net).

Performance Fees

The general partners of the funds we manage are entitled to an incentive return of normally up to 20% of the total returns of a fund’s capital, depending upon performance of the underlying funds and subject to preferred returns and high water marks, as applicable. Performance fees, categorized as performance allocations, are accounted for as an equity method investment, and effectively, the performance fees for any period are based upon an assumed liquidation of the funds’ assets at the reporting date, and distribution of the net proceeds in accordance with the funds’ allocation provisions. Performance fees categorized as incentive fees, which are not accounted as an equity method investment, are deferred until fees are probable to not be significantly reversed. The majority of performance fees are comprised of performance allocations.

As of March 31, 2022, approximately 52% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 48% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and industries in which the funds we manage invest” in this report for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.

In our equity strategy funds, the Company does not earn performance fees until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our yield and hybrid strategy funds have various performance fee rates and hurdle rates. Certain of our yield and hybrid strategy funds allocate performance fees to the general partner in a similar manner as the equity funds. In our equity, certain yield and hybrid funds, so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s performance fees equate to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the performance fee rate. Performance fees, categorized as performance allocations, are subject to reversal to the extent that the performance fees distributed exceed the amount due to the general partner based on a fund’s cumulative investment returns. The Company recognizes potential repayment of previously received performance fees as a general partner obligation representing all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life or as otherwise set forth in the respective limited partnership agreement of the fund.

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of March 31, 2022	Performance Fees for the Three Months Ended March 31, 2022

(In millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total
AIOF I and II	$15.2	$(0.8)	$5.0	$4.2
ANRP I, II and III[1,2]	90.9	1.0	—	1.0
EPF Funds	135.9	0.5	8.6	9.1
FCI Funds	132.2	(7.1)	—	(7.1)
Fund IX	1,176.0	405.2	54.0	459.2
Fund VIII	653.1	(73.1)	—	(73.1)
Fund VII[1,2]	82.5	(18.4)	23.6	5.2
Fund VI	16.1	(0.1)	—	(0.1)
Fund IV and V 1	—	(0.2)	—	(0.2)
Hybrid Value Fund	122.0	15.9	14.6	30.5
Real Estate Equity Funds[1]	68.1	24.5	2.9	27.4
Corporate Credit	7.9	1.2	4.4	5.6
Structured Finance and ABS	73.9	3.2	5.1	8.3
Direct Origination	116.8	9.5	9.2	18.7
Other[1,3]	408.4	81.5	14.0	95.5
Total	$3,099.0	$442.8	$141.4	$584.2
Total, net of profit sharing payable4/expense	$1,602.3	$252.9	$(3.5)	$249.4

1 As of March 31, 2022, certain funds had $80.2 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.3 billion as of March 31, 2022.

2 As of March 31, 2022, the remaining investments and escrow cash of ANRP II was valued at 100% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2022, ANRP II had $60.8 million of gross performance fees or $38.7 million net of profit sharing, in escrow. With respect to ANRP II, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreements. Performance fees receivable as of March 31, 2022 and realized performance fees for the three months ended March 31, 2022 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.5 billion as of March 31, 2022, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $110.5 million.

The general partners of certain of our funds accrue performance fees, categorized as performance allocations, when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of the funds we manage have investors with various high water marks, the achievement of which is subject to market conditions and investment performance.

Performance fees from certain funds we manage are subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative performance fees distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to related parties on the condensed consolidated statements of financial condition.

The following table summarizes our performance fees since inception through March 31, 2022:

	Performance Fees Since Inception[1]
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
	(in millions)
AIOF I and II	$15.2	$36.6	$51.8	$—	$36.9
ANRP I, II and III	90.9	156.6	247.5	12.0	113.6
EPF Funds	135.9	455.7	591.6	26.2	326.1
FCI Funds	132.2	24.2	156.4	—	132.2
Fund IX	1,176.0	440.6	1,616.6	—	1,440.2
Fund VIII	653.1	1,638.8	2,291.9	—	1,693.2
Fund VII	82.5	3,181.6	3,264.1	—	27.1
Fund VI	16.1	1,663.9	1,680.0	—	0.3
Fund IV and V	—	2,053.1	2,053.1	31.9	0.4
Hybrid Value Fund	122.0	99.7	221.7	—	168.3
Real Estate Equity	68.1	57.8	125.9	—	77.0
Corporate Credit	7.9	925.7	933.6	—	7.8
Structured Finance and ABS	73.9	52.1	126.0	—	68.6
Direct Origination	116.8	62.4	179.2	—	107.6
Other[5]	408.4	1,610.8	2,019.2	10.1	558.7
Total	$3,099.0	$12,459.6	$15,558.6	$80.2	$4,758.0

[1] Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of March 31, 2022. Certain funds are denominated in pound sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.31 as of March 31, 2022.

[2] Amounts in “Distributed by Fund and Recognized” for the Citi Property Investors (“CPI”), Gulf Stream Asset Management, LLC (“Gulf Stream”), Stone Tower Capital LLC and its related companies (“Stone Tower”) funds and SIAs are presented for activity subsequent to the respective acquisition dates. Amounts exclude certain performance fees from business development companies and Redding Ridge Holdings LP (“Redding Ridge Holdings”), an affiliate of Redding Ridge.

[3] Amounts were computed based on the fair value of fund investments on March 31, 2022. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at March 31, 2022. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on March 31, 2022. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

[5] Other includes certain SIAs.

Expenses

Compensation and Benefits

The most significant expense in our asset management business is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the performance fees earned and compensation expense associated with the vesting of non-cash equity-based awards.

Our compensation arrangements with certain employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs rise. Our compensation costs also reflect the increased investment in people as we expand geographically and create new funds.

In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in order to better align their interests with our own and with those of the investors in funds we manage. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of performance fees. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Former Managing Partners and Contributing Partners would remain personally liable, may indemnify our Former Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 16 to our condensed consolidated financial statements for further information regarding the Company’s indemnification liability.

The Company grants equity awards to certain employees, including RSUs, restricted shares of common stock and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the award terms. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 13 to our condensed consolidated financial statements for further discussion of equity-based compensation.

Other expenses

The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes as discussed in note 12 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.

Other Income (Loss)

Net Gains (Losses) from Investment Activities

Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in our investment portfolio between the opening reporting date and the closing reporting date. Net unrealized gains (losses) are a result of changes in the fair value of unrealized investments and reversal of unrealized gains (losses) due to dispositions of investments during the reporting period. Significant judgment and estimation goes into the assumptions that drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those models. The valuation methodologies applied impact the reported value of investment company holdings and their underlying portfolios in our condensed consolidated financial statements.

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities

Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses subsequent to consolidation are presented within net gains (losses) from investment activities of consolidated variable interest entities and are attributable to non-controlling interests in the condensed consolidated statements of operations.

Other Income (Losses), Net

Other income (losses), net includes gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, remeasurement of the tax receivable agreement liability and other miscellaneous non-operating income and expenses.

Key Financials Measures under U.S. GAAP - Retirement Services

The following discussion of key financial measures under U.S. GAAP is based on Apollo’s retirement services business which is operated by Athene as of March 31, 2022.

Revenues

Premiums

Premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. Insurance revenues are reported net of amounts ceded.

Product charges

Revenues for universal life-type policies and investment contracts, including surrender and market value adjustments, costs of insurance, policy administration, GMDB, GLWB and no-lapse guarantee charges, are earned when assessed against policyholder account balances during the period.

Net investment income

Net investment income is a significant component of Athene’s total revenues. Athene recognizes investment income as it accrues or is legally due, net of investment management and custody fees. Investment income on fixed maturity securities includes coupon interest, as well as the amortization of any premium and the accretion of any discount. Investment income on equity securities represents dividend income and preferred coupons interest.

Investment related gains (losses)

Investment related gains (losses) primarily consist of (i) realized gains and losses on sales of investments, (ii) unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships, (iii) gains and losses on trading securities, (iv) change in the fair value of the embedded derivatives and derivatives not designated as a hedge, and (v) allowance for expected credit losses recorded through credit loss expense.

Expenses

Interest sensitive contract benefits

Universal life-type policies and investment contracts include fixed indexed and traditional fixed annuities in the accumulation phase, funding agreements, universal life insurance, fixed indexed universal life insurance and immediate annuities without significant mortality risk (which includes pension group annuities without life contingencies). Liabilities for traditional fixed annuities, universal life insurance and funding agreements are carried at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic which is carried at fair value. Fixed indexed annuities and fixed indexed universal life insurance contracts contain an embedded derivative. Benefits reserves for fixed indexed annuities and fixed indexed universal life insurance contracts are reported as the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates.

Changes in the interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the condensed consolidated statements of operations.

Future policy and other policy benefits

Athene issues contracts classified as long-duration, which includes term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which includes pension group annuities with life contingencies). Liabilities for non-participating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to expenses, investment yields, mortality, morbidity and persistency at the date of issue or acquisition.

Changes in future policy benefits other than the adjustment for the OCI effects of unrealized investment gains and losses on AFS securities, are recorded in future policy and other policy benefits on the condensed consolidated statements of operations.

Amortization of deferred acquisition costs, deferred sales inducements, and value of business acquired

Costs related directly to the successful acquisition of new or renewal insurance or investment contracts are deferred to the extent they are recoverable from future premiums or gross profits. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances.

Deferred costs related to investment contracts without significant revenue streams from sources other than investment of the policyholder funds are amortized using the effective interest method. Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are amortized over the lives of the policies, based upon the proportion of the present value of actual and expected deferred costs to the present value of actual and expected gross profits to be earned over the life of the policies. VOBA associated with acquired contracts is amortized in relation to applicable policyholder liabilities.

Policy and other operating expenses

Policy and other operating expenses includes normal operating expenses, policy acquisition expenses, interest expense, dividends to policyholders, integration, restructuring and other non-operating expenses, and stock compensation expenses.

Other Key Financial Measures under U.S. GAAP

Income Taxes

Significant judgment is required in determining the provision for income taxes and in evaluating income tax positions, including evaluating uncertainties. We recognize the income tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the positions. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s income tax positions are reviewed and evaluated quarterly to determine whether or not we have uncertain tax positions that require financial statement recognition or de-recognition.

Deferred tax assets and liabilities are recognized for the expected future tax consequences, using currently enacted tax rates, of differences between the carrying amount of assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Non-Controlling Interests

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the condensed consolidated financial statements. non-controlling interests primarily include limited partner interests in certain consolidated funds and VIEs. Prior to the Mergers on January 1, 2022, the non-controlling interests relating to Apollo Global Management, Inc. also included the ownership interest in the Apollo Operating Group held by the Former Managing Partners and Contributing Partners through their limited partner interests in AP Professional Holdings, L.P. and the non-controlling interest in the Apollo Operating Group held by Athene.

The authoritative guidance for non-controlling interests in the condensed consolidated financial statements requires reporting entities to present non-controlling interest as equity and provides guidance on the accounting for transactions between an entity and non-controlling interests. According to the guidance, (1) non-controlling interests are presented as a separate component of stockholders’ equity on the Company’s condensed consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributable to the non-controlling interest holders on the Company’s condensed consolidated statements of operations, (3) the primary components of non-controlling interest are separately presented in the Company’s condensed consolidated statements of changes in stockholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities and (4) profits and losses are allocated to non-controlling interests in proportion to their ownership interests regardless of their basis.

Results of Operations

Below is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2022 and 2021. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months ended March 31,		Total Change	Percentage Change
	2022	2021
	(In millions)
Revenues
Asset Management
Management fees	$336	$457	$(121)	(26.5)%
Advisory and transaction fees, net	66	56	10	17.9
Investment income	701	1,778	(1,077)	(60.6)
Incentive fees	6	4	2	50.0
	1,109	2,295	(1,186)	(51.7)
Retirement Services
Premiums	2,110	—	2,110	NM
Product charges	166	—	166	NM
Net investment income	1,731	—	1,731	NM
Investment related gains (losses)	(4,217)	—	(4,217)	NM
Revenues of consolidated variable interest entities	(21)	—	(21)	NM
Other revenues	(3)	—	(3)	NM
	(234)	—	(234)	NM
Total Revenues	875	2,295	(1,420)	(61.9)
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	218	176	42	23.9
Equity-based compensation	156	56	100	178.6
Profit sharing expense	360	655	(295)	(45.0)
Total compensation and benefits	734	887	(153)	(17.2)
Interest expense	32	35	(3)	(8.6)
General, administrative and other	148	100	48	48.0
	914	1,022	(108)	(10.6)
Retirement Services
Interest sensitive contract benefits	(41)	—	(41)	NM
Future policy and other policy benefits	2,085	—	2,085	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	125	—	125	NM
Policy and other operating expenses	308	—	308	NM
	2,477	—	2,477	NM
Total Expenses	3,391	1,022	2,369	231.8
Other income (loss) – Asset Management
Net gains from investment activities	34	353	(319)	(90.4)
Net gains from investment activities of consolidated variable interest entities	367	113	254	224.8
Other income (loss), net	(23)	(17)	(6)	35.3
Total Other Income (Loss)	378	449	(71)	(15.8)
Income (loss) before income tax (provision) benefit	(2,138)	1,722	(3,860)	NM
Income tax (provision) benefit	608	(203)	811	NM
Net income (loss)	(1,530)	1,519	(3,049)	NM
Net (income) loss attributable to non-controlling interests	660	(840)	1,500	NM
Net income (loss) attributable to Apollo Global Management, Inc.	(870)	679	(1,549)	NM
Preferred stock dividends	—	(9)	9	(100.0)
Net income (loss) available to Apollo Global Management, Inc. Common Stockholders	$(870)	$670	$(1,540)	NM

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

In this section, references to 2022 refer to the three months ended March 31, 2022 and references to 2021 refer to the three months ended March 31, 2021.

Asset Management

Revenues

Revenues were $1.1 billion in 2022, a decrease of $1.2 billion from $2.3 billion in 2021 due to lower investment income and management fees. The decrease in investment income was due to a decrease in performance allocations as a result of equity market volatility in 2022. Performance allocations were higher in 2021 due to fund appreciation leading to higher unrealized performance allocation gains. Management fees in both 2022 and 2021 were primarily driven by the yield funds due to Fee-Generating AUM inflows from our Perpetual Capital Vehicles. The decrease in management fees in 2022 is due to the elimination of management fees, in consolidation, between Apollo and Athene as a result of the Mergers.

Expenses

Expenses were $0.9 billion in 2022, a decrease of $108 million from $1.0 billion in 2021 due to a decrease in profit sharing expense of $295 million resulting from lower performance allocations during 2022. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. This decrease was partially offset by increases in equity-based compensation of $100 million and an increase in salary, bonus and benefits of $42 million due to accelerated headcount growth in 2021, including for certain senior level roles, as the Company strategically invests in talent that will seek to capture its next leg of growth. In addition, equity-based compensation increased as a result of: i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and ii) the impact of one-time grants awarded to the Co-Presidents which vest on a cliff basis subject to continued employment over five years and the Company’s achievement of FRE and SRE per share.

General, administrative and other expenses were $148 million in 2022, an increase of $48 million from $100 million in 2021. The increase in 2022 is driven by increases in professional fees, travel and entertainment expenses, and absorption of occupancy and technology expenses to support the Company’s increased headcount.

Other Income (Loss)

Other Income (loss) was $378 million in 2022, a decrease of $71 million from $449 million in 2021. This decrease was primarily attributable to a decrease in net gains from investment activities, largely offset by an increase in net gains earned from investment activities of consolidated VIEs. Net gains from investment activities in 2021 were primarily attributable to a gain from Apollo’s investment in Athene during 2021.
Retirement Services
Revenues

Retirement Services revenues were $(234) million in 2022. Revenues were adversely impacted by investment related gains and losses, partially offset by pension group annuity premiums and net investment income. Investment related losses of $4.2 billion were primarily driven by unfavorable changes in the fair value of reinsurance assets, mortgage loans, trading securities, FIA hedging derivatives and provision for credit losses as well as realized losses on AFS securities. These were mainly driven by the increase in U.S. Treasury rates and credit spread widening as well as the unfavorable equity market impact decreasing the FIA hedging derivatives.

Expenses

Retirement Services expenses were $2.5 billion in 2022. Expenses were primarily driven by pension group annuity obligations, interest credited to policyholders and policy and other operating expenses, partially offset by the favorable change in FIA embedded derivatives.

Income Tax Provision

The income tax benefit (provision) totaled $608 million and $(203) million in 2022 and 2021, respectively. The change was primarily related to the decrease in pre-tax income and a tax benefit from the derecognition of a deferred tax liability related to the Mergers. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 28.4% and 11.8% for 2022 and 2021, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) a benefit realized from the derecognition of a deferred tax liability related to the Company’s historical holdings in Athene (ii) foreign, state and local income taxes, including NYC UBT, (iii) income passed through to non-controlling interests and (iv) equity-based compensation net of the limiting provisions for executive compensation under Internal Revenue Code Section 162(m) (see note 11 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures
We believe that the presentation of Adjusted Segment Income supplements a reader’s understanding of the economic operating performance of each of our segments.
Adjusted Segment Income and Adjusted Net Income
Adjusted Segment Income, or “ASI”, is the key performance measure used by management in evaluating the performance of the Asset Management, Retirement Services, and Principal Investing segments. Adjusted Net Income (“ANI”) represents Adjusted Segment Income less HoldCo interest and other financing costs and estimated income taxes. For purposes of calculating the Adjusted Net Income tax rate, Adjusted Segment Income is reduced by Holdco interest and financing costs. Income taxes on FRE and PII represents the total current corporate, local, and non-U.S. taxes as well as the current payable under Apollo’s tax receivable agreement. Income taxes on FRE and PII excludes the impacts of deferred taxes and the remeasurement of the tax receivable agreement, which arise from changes in estimated future tax rates. Certain assumptions and methodologies that impact the implied FRE and PII income tax provision are similar to those used under U.S. GAAP. Specifically, certain deductions considered in the income tax provision under U.S. GAAP relating to transaction related charges, equity-based compensation, and tax deductible interest expense are taken into account for the implied tax provision. Income Taxes on SRE represent the total current and deferred tax expense or benefit on income before taxes adjusted to eliminate the impact of the tax expense or benefit associated with the non-operating adjustments. Management believes the methodologies used to compute income taxes on FRE, SRE, and PII are meaningful to each segment and increases comparability of income taxes between periods.

We believe that ASI is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP. See note 18 to the condensed consolidated financial statements for more details regarding the components of ASI and management’s consideration of ASI.
Fee Related Earnings, Spread Related Earnings and Principal Investing Income
Fee Related Earnings, or “FRE”, is a component of ASI that is used as a supplemental performance measure to assess the performance of the Asset Management segment.
Spread Related Earnings, or “SRE”, is a component of ASI that is used as a supplemental performance measure to assess the performance of the Retirement Services segment, excluding certain market volatility and certain expenses related to integration, restructuring, equity-based compensation, and other expenses.
Principal Investing Income, or “PII”, is a component of ASI that is used as a supplemental performance measure to assess the performance of the Principal Investing segment.
See note 18 to the condensed consolidated financial statements for more details regarding the components of FRE, SRE, and PII.
We use ASI, ANI, FRE, SRE and PII as measures of operating performance, not as measures of liquidity. These measures should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of these measures without consideration of their related U.S. GAAP measures is not adequate due to the adjustments described above.

Net Invested Assets
In managing its business, Athene analyzes net invested assets, which does not correspond to total Athene investments, including investments in related parties on the consolidated statements of financial condition. Net invested assets represents the investments that directly back its net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which is used to analyze the profitability of Athene’s investment portfolio. Net invested assets includes (a) total investments on the consolidated statements of financial condition with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an allowance for credit losses. Net invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Athene includes the underlying investments supporting its assumed funds withheld and modco agreements in its net invested assets calculation in order to match the assets with the income received. Athene believes the adjustments for reinsurance provide a view of the assets for which it has economic exposure. Net invested assets includes Athene’s proportionate share of ACRA investments, based on Athene’s economic ownership, but does not include the proportionate share of investments associated with the non-controlling interest. Net invested assets are averaged over the number of quarters in the relevant period to compute a net investment earned rate for such period. While Athene believes net invested assets is a meaningful financial metric and enhances the understanding of the underlying drivers of its investment portfolio, it should not be used as a substitute for Athene’s total investments, including related parties, presented under U.S. GAAP.
Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 18 to our condensed consolidated financial statements for more information regarding our segment reporting.

In this section, references to 2022 refer to the three months ended March 31, 2022, references to 2021 refer to the three months ended March 31, 2021 and references to 2020 refer to the three months ended March 31, 2020.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended March 31,		Total Change	Percentage Change
	2022	2021
	(In millions)
Asset Management:
Management fees - Yield	$333.4	$281.1	$52.3	18.6%
Management fees - Hybrid	48.3	39.2	9.1	23.2
Management fees - Equity	123.7	133.6	(9.9)	(7.4)
Management fees	505.4	453.9	51.5	11.3
Advisory and transaction fees, net	64.1	55.4	8.7	15.7
Fee-related performance fees	14.2	8.8	5.4	61.4
Fee-related compensation	(175.4)	(154.4)	(21.0)	13.6
Other operating expenses	(98.3)	(62.0)	(36.3)	58.5
Fee Related Earnings (FRE)	$310.0	$301.7	$8.3	2.8

	Three months ended March 31,		Total Change	Percentage Change
	2021	2020
	(In millions)
Asset Management:
Management fees - Yield	$281.1	$214.5	$66.6	31.0%
Management fees - Hybrid	39.2	30.1	9.1	30.2
Management fees - Equity	133.6	137.8	(4.2)	(3.0)
Management fees	453.9	382.4	71.5	18.7
Advisory and transaction fees, net	55.4	36.7	18.7	51.0
Fee-related performance fees	8.8	2.4	6.4	266.7
Fee-related compensation	(154.4)	(118.5)	(35.9)	30.3
Other operating expenses	(62.0)	(62.1)	0.1	(0.2)
Fee Related Earnings (FRE)	$301.7	$240.9	$60.8	25.2
FRE was $310.0 million in 2022, an increase of $8.3 million compared to $301.7 million in 2021. This increase was primarily attributable to continued growth in management fees and advisory and transaction fees. The increase in management fees was driven by our yield funds due to increased Fee-Generating AUM inflows primarily from Perpetual Capital Vehicles. The growth in revenues was offset, in part, by higher fee-related compensation expenses and other operating expenses as we continue to invest in our talent, expand our global team, and absorb occupancy and technology costs.

FRE was $301.7 million in 2021, an increase of $60.8 million compared to $240.9 million in 2020. This increase was primarily attributable to growth in management fees and advisory and transaction fees. The increase in management fees was primarily driven by our yield funds due to increased Fee-Generating AUM inflows primarily from Perpetual Capital Vehicles. The growth in revenues was offset, in part, by higher fee-related compensation expense due to an increase in headcount as we continued to expand our global team in 2021.

Asset Management Operating Metrics
We monitor certain operating metrics that are common to the alternative asset management industry and directly impact the performance of our Asset Management segment. These operating metrics include Assets Under Management, gross capital deployment and uncalled commitments.

Assets Under Management

The following presents Apollo’s Total AUM and Fee-Generating AUM by investing strategy (in billions):
The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three investing strategies:

	As of March 31, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$37,000	$18,187	$41,482	$96,669
AUM Not Currently Generating Performance Fees	7,637	6,250	4,231	18,118
Uninvested Performance Fee-Eligible AUM	4,396	14,896	18,711	38,003
Total Performance Fee-Eligible AUM	$49,033	$39,333	$64,424	$152,790

	As of March 31, 2021
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$31,302	$15,061	$35,898	82,261
AUM Not Currently Generating Performance Fees	6,760	4,701	3,147	14,608
Uninvested Performance Fee-Eligible AUM	2,526	15,113	28,323	45,962
Total Performance Fee-Eligible AUM	$40,588	$34,875	$67,368	142,831

	As of December 31, 2021
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$37,756	$17,663	$37,447	$92,866
AUM Not Currently Generating Performance Fees	2,355	4,971	3,614	10,940
Uninvested Performance Fee-Eligible AUM	2,644	16,478	21,075	40,197
Total Performance Fee-Eligible AUM	$42,755	$39,112	$62,136	$144,003

[1] Performance Fee-Generating AUM of $5.2 billion, $5.1 billion and $5.2 billion as of March 31, 2022, March 31, 2021 and December 31, 2021, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of March 31, 2022
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,348		$30,928
Fee-Generating AUM based on invested capital	2,448	7,533	12,790		22,771
Fee-Generating AUM based on gross/adjusted assets	275,373	4,913	546		280,832
Fee-Generating AUM based on NAV	33,497	7,475	216		41,188
Total Fee-Generating AUM	$311,318	$23,501	$40,900	[1]	$375,719

[1] The weighted average remaining life of the traditional private equity funds as of March 31, 2022 was 62 months.

	As of March 31, 2021
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$100	$2,150	$30,764		$33,014
Fee-Generating AUM based on invested capital	1,622	6,073	13,376		21,071
Fee-Generating AUM based on gross/adjusted assets	252,582	3,038	994		256,614
Fee-Generating AUM based on NAV	27,161	7,115	271		34,547
Total Fee-Generating AUM	$281,465	$18,376	$45,405	[1]	$345,246

[1] The weighted average remaining life of the traditional private equity funds at March 31, 2021 was 70 months.

	As of December 31, 2021
	Yield	Hybrid		Equity	Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$3,580		$27,277	$30,857
Fee-Generating AUM based on invested capital	2,321	6,826		12,075	21,222
Fee-Generating AUM based on gross/adjusted assets	273,695	4,293		406	278,394
Fee-Generating AUM based on NAV	31,290	7,146		192	38,628
Total Fee-Generating AUM	$307,306	$21,845	[1]	$39,950	$369,101

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2021 was 64 months.
Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $217.6 billion, $212.6 billion, and $185.8 billion of AUM on behalf of Athene as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 16 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $54.8 billion, $59.0 billion, and $61.5 billion of AUM on behalf of Athora as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
The following tables summarize changes in total AUM for each of Apollo’s three investing strategies:

	For the Three Months ended March 31,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(In millions)
Change in Total AUM(1):
Beginning of Period	$360,289	$52,772	$84,491	$497,552	$332,880	$42,317	$80,289	$455,486
Inflows	26,859	2,439	1,359	30,657	11,628	2,806	889	15,323
Outflows(2)	(9,547)	(453)	—	(10,000)	(7,645)	(196)	(58)	(7,899)
Net Flows	17,312	1,986	1,359	20,657	3,983	2,610	831	7,424
Realizations	(626)	(1,640)	(2,246)	(4,512)	(477)	(936)	(2,298)	(3,711)
Market Activity(3)	(4,279)	622	2,803	(854)	(7,603)	1,451	8,091	1,939
End of Period	$372,696	$53,740	$86,407	$512,843	$328,783	$45,442	$86,913	$461,138

1 At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases, acquisitions, and portfolio company appreciation. Outflows represent redemptions, other decreases in available capital and portfolio company depreciation. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.

[2] Outflows for Total AUM include redemptions of $0.6 billion and $0.7 billion during the three months ended March 31, 2022 and 2021, respectively.
[3] Includes foreign exchange impacts of $(2.5) billion and $(3.3) billion, during the three months ended March 31, 2022 and 2021, respectively.
Three Months Ended March 31, 2022

Total AUM was $512.8 billion at March 31, 2022, an increase of $15.3 billion, or 3.1%, compared to $497.6 billion at December 31, 2021. The net increase was primarily due to subscriptions across the platform and growth of our retirement services AUM. More specifically, the net increase was due to:

•Net flows of $20.7 billion primarily related to:

•a $17.3 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $9.7 billion of subscriptions mostly related to the corporate credit funds we manage and (ii) a $3.8 billion related to the growth of our retirement services clients;
•a $2.0 billion increase related to funds we manage in our hybrid strategy primarily due to subscriptions across the hybrid credit and hybrid value funds we manage; and
•a $1.4 billion increase related to funds we manage in the equity strategy.

•Realizations of $(4.5) billion primarily related to:
•$(1.6) billion related to funds we manage in our hybrid strategy primarily consisting of distributions from the illiquid opportunistic and hybrid credit funds we manage; and
•$(2.2) billion related to funds we manage in our equity strategy primarily consisting of distributions across our Core PE funds.

•Market activity of $(0.9) billion, primarily related to:
•$(4.3) billion related to funds we manage in our yield strategy primarily consisting of $(3.0) billion relating to Athene and Athora and $(1.2) billion relating to our corporate credit funds;
•$0.6 billion related to funds we managed in our hybrid strategy primarily across our hybrid value funds; and
•$2.8 billion related to fund we manage in our equity strategy primarily due to an increase in Fund IX.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies:

	For the Three Months ended March 31,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(In millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$307,306	$21,845	$39,950	$369,101	$285,830	$17,622	$45,222	$348,674
Inflows	16,453	2,510	1,309	20,272	9,335	1,701	438	11,474
Outflows(2)	(8,773)	(299)	(70)	(9,142)	(6,334)	(978)	(83)	(7,395)
Net Flows	7,680	2,211	1,239	11,130	3,001	723	355	4,079
Realizations	(309)	(582)	(263)	(1,154)	(309)	(359)	(149)	(817)
Market Activity(3)	(3,359)	27	(26)	(3,358)	(7,057)	390	(23)	(6,690)
End of Period	$311,318	$23,501	$40,900	$375,719	$281,465	$18,376	$45,405	$345,246

1 At the individual strategy level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases, acquisitions and portfolio company appreciation. Outflows represent redemptions, other decreases in available capital and portfolio company depreciation. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.

[2] Outflows for Fee-Generating AUM include redemptions of $0.4 billion and $0.7 billion during the three months ended March 31, 2022 and 2021, respectively.
[3] Includes foreign exchange impacts of $(1.9) billion and $(2.8) billion, during the three months ended March 31, 2022 and 2021, respectively.
Three Months Ended March 31, 2022

Total Fee-Generating AUM was $375.7 billion at March 31, 2022, an increase of $6.6 billion, or 1.8%, compared to $369.1 billion at December 31, 2021. The net increase was primarily due to growth of our retirement services AUM, fundraising, and deployment. More specifically, the net increase was due to:

•Net flows of $11.1 billion primarily related to:
•a $7.7 billion increase related to funds we manage in our yield strategy primarily consisting of (i) a $4.9 billion increase in AUM related to the growth of our retirement services clients, (ii) $2.4 billion of fee-generating capital deployment and (iii) $1.8 billion of subscriptions mostly related to the corporate credit funds we manage; and
•a $2.2 billion increase related to funds we manage in our hybrid strategy primarily due to fee-generating capital deployment.

•Net flows were offset by:
•$(3.4) billion of market activity related to funds we manage in our yield strategy primarily consisting of $(2.1) billion relating to Athene and Athora and $(1.1) billion relating to our corporate credit funds; and

•$(1.2) billion realizations primarily related to the funds we manage in the hybrid strategy.

Gross Capital Deployment and Uncalled Commitments

Gross capital deployment represents the gross capital that has been invested in investments by the funds and accounts we manage during the relevant period, but excludes certain investment activities primarily related to hedging and cash management functions at the firm. Gross Capital Deployment is not reduced or netted down by sales or refinancings, and takes into account leverage used by the funds and accounts we manage in gaining exposure to the various investments that they have made.

Uncalled commitments, by contrast, represent unfunded capital commitments that certain of Apollo’s funds have received from fund investors to fund future or current fund investments and expenses.

Gross capital deployment and uncalled commitments are indicative of the pace and magnitude of fund capital that is deployed or will be deployed, and which therefore could result in future revenues that include management fees, transaction fees and performance fees to the extent they are fee-generating. Gross capital deployment and uncalled commitments can also give rise to future costs that are related to the hiring of additional resources to manage and account for the additional capital that is deployed or will be deployed. Management uses gross capital deployment and uncalled commitments as key operating metrics since we believe the results are measures of investment activities of the funds we manage.

The following presents gross capital deployment and uncalled commitments (in billions):
As of March 31, 2022 and December 31, 2021, Apollo had $47.9 billion and $47.2 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from Perpetual Capital Vehicles.
Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment.

Three months ended March 31, 2022
(In millions)
Retirement Services:
Fixed income and other investment income, net	$1,206.8
Alternative investment income, net	447.7
Strategic capital management fees	12.4
Cost of funds	(826.4)
Net investment spread	840.5
Other operating expenses	(108.7)
Interest and other financing costs	(61.6)
Spread Related Earnings (SRE)	$670.2
SRE was $670 million in 2022. SRE is comprised of investment income from Athene’s fixed income and other and alternative portfolios as well as strategic capital management fees less cost of funds on Athene’s liabilities, other operating expenses, and interest and other financing costs. SRE in 2022 was mainly attributed to fixed income and other investment income and strong alternative investment income, partially offset by cost of funds, other operating expenses and financing costs. Fixed income and other investment income benefited from strong growth in organic inflows. As a result of purchase accounting, the book value of Athene’s investment portfolio was marked up to fair value resulting in an adverse impact to fixed income and other investment income. Alternative investment income benefited from strong performance throughout the portfolio, including healthy returns on real estate, private equity, Venerable, Athora and Wheels/Donlen. Cost of funds was primarily driven by interest credited and option costs on annuity products, pension group annuity benefits, income rider reserve and DAC and VOBA amortization as well as other liability costs. As a result of purchase accounting, Athene marked its reserve liabilities to fair value resulting in a favorable impact to cost of funds.

Net Investment Spread

Three months ended March 31, 2022
Fixed income and other investment earned rate	2.83%
Alternative investment earned rate	16.61%
Net investment earned rate	3.65%
Strategic capital management fees	0.03%
Cost of funds	(1.82)%
Net investment spread	1.86%

Net investment earned rate of 3.65% in 2022, is comprised of a fixed income and other net investment earned rate of 2.83% and alternative investment earned rate of 16.61%. The fixed income earned rate was adversely impacted by unfavorable purchase accounting impacts. The alternative investment earned rate was driven by strong performance throughout Athene’s portfolio.

Strategic capital management fees of 0.03% in 2022 is comprised of a management fee for ADIP’s portion of the business ceded to ACRA.

Cost of funds of 1.82% in 2022, was primarily driven by interest credited and option costs on annuity products, pension group annuity benefits, income rider reserve and DAC and VOBA amortization, as well as other liability costs. As a result of purchase accounting, Athene marked its reserve liabilities to fair value. Cost of funds was favorably impacted by these purchase accounting adjustments as well as favorable actuarial experience.
Investment Portfolio
Athene had investments, including related parties and VIEs, of $214.2 billion as of March 31, 2022. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Athene has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5%-6% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments and investments in related party and VIEs:

	March 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total
AFS securities
US government and agencies	$2,961	1.4%
US state, municipal and political subdivisions	1,092	0.5%
Foreign governments	1,011	0.5%
Corporate	60,239	28.1%
CLO	14,028	6.6%
ABS	9,284	4.3%
CMBS	2,747	1.3%
RMBS	5,537	2.6%
Total AFS securities	96,899	45.3%
Trading securities, at fair value	1,852	0.9%
Equity securities	1,154	0.5%
Mortgage loans, net of allowances	23,696	11.1%
Investment funds	1,243	0.6%
Policy loans	296	0.1%
Funds withheld at interest	41,173	19.2%
Derivative assets	3,668	1.7%
Short-term investments, at fair value	175	0.1%
Other investments, net of allowances	1,214	0.6%
Total investments	171,370	80.1%
Investments in related parties
AFS securities – related party
Corporate	932	0.4%
CLO	2,569	1.2%
ABS	4,660	2.2%
Total AFS securities – related party	8,161	3.8%
Trading securities, at fair value	254	0.1%
Equity securities, at fair value	166	0.1%
Mortgage loans, net of allowances	1,456	0.7%
Investment funds	3,088	1.4%
Funds withheld at interest	11,431	5.3%
Short-term investments, at fair value	53	—%
Other investments, net of allowances	255	0.1%
Total related party investments	24,864	11.5%
Total investments including related party	196,234	91.6%
Investments owned by consolidated VIEs
Mortgage loans	1,880	0.9%
Investment funds	13,568	6.3%
Other investments	2,567	1.2%
Total investments owned by consolidated VIEs	18,015	8.4%
Total investments including related party and VIEs	$214,249	100.0%
Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 95.0% as of March 31, 2022, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Athene invests a portion of its investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Athene has acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. It invests in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. The RML portfolio primarily consists of first lien RMLs collateralized by properties located in the U.S. Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which Athene acts as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company.

While the substantial majority of Athene’s investment portfolio has been allocated to corporate bonds and structured credit products, a key component of Athene’s investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Athene’s investment fund portfolio consists of funds that employ various strategies including real estate and other real asset funds, credit funds and private equity funds. Athene has a strong preference for assets that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that Athene believes have less downside risk.

Athene holds derivatives for economic hedging purposes to reduce its exposure to the cash flow variability of assets and liabilities, equity market risk, interest rate risk, credit risk and foreign exchange risk. Athene’s primary use of derivative instruments relates to providing the income needed to fund the annual indexed credits on its FIA products. Athene primarily uses fixed indexed options to economically hedge index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index.

Net Invested Assets

The following summarizes Athene’s net invested assets:

	March 31, 2022
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total
Corporate	$79,006	42.9%
CLO	18,036	9.8%
Credit	97,042	52.7%
RMBS	7,240	3.9%
CML	23,164	12.6%
RML	8,442	4.6%
CMBS	3,551	1.9%
Real estate	42,397	23.0%
ABS	20,332	11.0%
Alternative investments	11,506	6.2%
State, municipal, political subdivisions and foreign government	2,722	1.5%
Equity securities	824	0.4%
Short-term investments	212	0.2%
US government and agencies	2,636	1.4%
Other investments	38,232	20.7%
Cash and equivalents	5,238	2.8%
Policy loans and other	1,362	0.8%
Net invested assets	$184,271	100.0%

[1] See Managing Business Performance - Key Segment and Non-U.S. GAAP Measures for the definition of net invested assets.

Athene’s net invested assets were $184.3 billion as of March 31, 2022. In managing its business, Athene utilizes net invested assets as presented in the above table. Net invested assets do not correspond to Athene’s total investments, including related parties, on the consolidated statements of financial condition, as discussed previously in Managing Business Performance - Key Segment and Non-U.S. GAAP measures. Net invested assets represent Athene’s investments that directly back the net reserve liabilities and surplus assets. Athene believes this view of its portfolio provides a view of the assets for which it has economic exposure. Athene adjusts the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. Athene also adjusts for VIEs to show the net investment in the funds, which are included in the alternative investments line above, as well as adjust for the allowance for credit losses. Net invested assets includes its proportionate share of ACRA investments, based on its economic ownership, but excludes the proportionate share of investments associated with the non-controlling interest.

Net invested assets is utilized by management to evaluate Athene’s investment portfolio. Net invested assets is used in the computation of net investment earned rate, which allows Athene to analyze the profitability of the investment portfolio. Net invested assets is also used in Athene’s risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity, and ALM.
Principal Investing
The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended March 31,		Total Change	Percentage Change
	2022	2021
	(In millions)
Principal Investing:
Realized performance fees	$127.2	$106.8	$20.4	19.1%
Realized investment income	226.4	30.0	196.4	NM
Principal investing compensation	(156.0)	(68.2)	(87.8)	128.7
Other operating expenses	(10.6)	(7.5)	(3.1)	41.3
Principal Investing Income (PII)	$187.0	$61.1	$125.9	206.1

	Three months ended March 31,		Total Change	Percentage Change
	2021	2020
	(In millions)
Principal Investing:
Realized performance fees	$106.8	$65.8	$41.0	62.3%
Realized investment income	30.0	9.9	20.1	203.0
Principal investing compensation	(68.2)	(73.9)	5.7	(7.7)
Other operating expenses	(7.5)	(23.1)	15.6	(67.5)
Principal Investing Income (PII)	$61.1	$(21.3)	$82.4	NM
As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.
PII was $187.0 million in 2022, an increase of $125.9 million, as compared to $61.1 million in 2021. This increase was primarily attributable to realized gains on certain of Apollo’s general partner fund co-investments transferred to Athene that are expected be transferred to a fund managed by Apollo with third-party capital. Realized performance fees increased moderately by 19.1% to $127.2 million in 2022 from $106.8 million in 2021 as equity market volatility delayed monetization activity from Fund VIII and Fund IX.
Principal investing compensation expense increased as a result of a corresponding increase in realized performance fees. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Additionally, included in principal investing compensation are expenses related to the Incentive Pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
PII was $61.1 million in 2021, an increase of $82.4 million, as compared to $(21.3) million in 2020. This increase was primarily attributable to increases in realized performance fees and decreases in operating expenses. Realized performance fees increased by 62.3% to $106.8 million in 2021 from $65.8 million in 2020 driven by private equity fund appreciation of 22% in 2021. In 2020, the pandemic resulting from COVID-19 and the actions taken in response caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, the Company experienced significant unrealized mark-to-market losses in underlying funds.

The Historical Investment Performance of Our Funds
Below we present information relating to the historical performance of the funds we manage, including certain legacy Apollo funds that do not have a meaningful amount of unrealized investments, and in respect of which the general partner interest has not been contributed to us.
When considering the data presented below, you should note that the historical results of funds we manage are not indicative of the future results that you should expect from such funds, from any future funds we may raise or from your investment in our common shares.
An investment in our common stock is not an investment in any of the Apollo funds, and the assets and revenues of our funds are not directly available to us. The historical and potential future returns of the funds we manage are not directly linked to returns on our common stock. Therefore, you should not conclude that continued positive performance of the funds we manage will necessarily result in positive returns on an investment in our common stock. However, poor performance of the funds that we manage would cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and in all likelihood the value of our common stock.
Moreover, the historical returns of our funds should not be considered indicative of the future results you should expect from such funds or from any future funds we may raise. There can be no assurance that any Apollo fund will continue to achieve the same results in the future.
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2022, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through March 31, 2022. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—Historical performance metrics are unreliable indicators of our current or future results of operations” in this report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. The funds included in the investment record table below have greater than $500 million of AUM and/or form part of a flagship series of funds. All amounts are as of March 31, 2022, unless otherwise noted:

(in millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Yield:
Apollo Origination Partners[8]	N/A	$2,250	$2,221	$1,252	$93	$1,194	$1,197	$1,290	NM1	NM1
Hybrid:
Apollo Infrastructure Opportunity Fund II	2021	2,609	2,542	579	17	569	698	715	NM1	NM1
Apollo Infrastructure Opportunity Fund	2018	609	897	802	999	225	260	1,259	25%	20%
FCI IV	2021	1,462	1,123	154	2	154	181	183	NM1	NM1
FCI III	2017	2,592	1,906	2,981	2,148	1,825	1,791	3,939	17	13
FCI II	2013	2,085	1,555	3,329	2,659	1,700	1,442	4,101	7	5
FCI I	2012	—	559	1,516	1,975	—	—	1,975	12	8
HVF II	2022	4,578	4,592	884	2	882	889	891	NM1	NM1
HVF	2019	4,098	3,238	3,607	1,773	2,510	3,249	5,022	29	24
SCRF I, II, III, IV6	Various	2,391	3,962	8,282	8,268	1,007	1,174	9,442	14	11
Accord+[7]	2021	1,584	1,577	472	19	454	463	482	NM1	NM1
Accord V7	N/A	1,444	1,441	92	1	349	94	95	NM1	NM1
Accord IV7	2020	1,456	2,337	804	911	76	—	911	36	28
Accord I, II, III & III B7	Various	—	3,733	3,961	4,225	—	—	4,225	20	15
Total Hybrid		$24,908	$29,462	$27,463	$22,999	$9,751	$10,241	$33,240
Equity:
Fund IX	2018	$32,055	$24,729	$15,276	$5,663	$12,410	$19,778	$25,441	52%	34%
Fund VIII	2013	14,102	18,377	16,091	19,455	6,191	10,380	29,835	17	13
Fund VII	2008	2,132	14,677	16,461	34,141	65	139	34,280	33	25
Fund VI	2006	639	10,136	12,457	21,135	405	2	21,137	12	9
Fund V	2001	259	3,742	5,192	12,721	120	2	12,723	61	44
Fund I, II, III, IV & MIA[2]	Various	9	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[3]		$49,196	$78,981	$74,230	$110,515	$19,191	$30,301	$140,816	39	25
ANRP III	2020	1,757	1,400	603	78	603	1,008	1,086	NM1	NM1
ANRP II	2016	1,973	3,454	2,923	2,739	1,321	1,405	4,144	17	10
ANRP I	2012	231	1,323	1,149	1,167	477	56	1,223	2	(2)
Impact Mission Fund(8)	N/A	876	886	414	—	414	411	411	NM1	NM1
EPF IV4,8	N/A	1,652	1,652	24	—	24	24	24	NM1	NM1
EPF III[4]	2017	5,120	4,491	4,652	2,654	2,600	3,623	6,277	20	12
EPF II4	2012	953	3,427	3,429	4,562	531	286	4,848	13	8
EPF I4	2007	223	1,433	1,883	3,177	—	—	3,177	23	17
U.S. RE Fund III[5]	2021	1,072	935	396	28	385	547	575	NM1	NM1
U.S. RE Fund II5	2016	1,289	1,264	1,043	625	746	1,034	1,659	16	13
U.S. RE Fund I5	2012	115	653	637	855	115	83	938	12	9
Asia RE Fund II5,8	N/A	972	975	512	178	354	364	542	NM1	NM1
Asia RE Fund I5	2017	718	691	461	235	288	480	715	17	13
Total Equity		$66,147	$101,565	$92,356	$126,813	$27,049	$39,622	$166,435
1Data has not been presented as the fund’s effective date is less than 24 months prior to the period indicated and such information was deemed not meaningful.
2The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III, were excluded assets in connection with the reorganization of the Company that occurred in 2007. As a result, Apollo did not receive the economics associated with these entities. The investment performance of these funds, combined with Fund IV, is presented to illustrate fund performance associated with Apollo’s investment professionals.
3Total IRR is calculated based on total cash flows for all funds presented.
4Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of March 31, 2022.

5U.S. RE Fund I, U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II had $157 million, $792 million, $260 million, $348 million and $515 million of co-investment commitments as of March 31, 2022, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.31 as of March 31, 2022.
6Remaining cost for certain of our hybrid funds may include physical cash called, invested or reserved for certain levered investments.
7Accord funds have investment periods shorter than 24 months, therefore Gross and Net IRR are presented after 12 months of investing.
8Vintage Year is not yet applicable as these funds have not had their final closings.
Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of March 31, 2022:

	Total Invested Capital	Total Value	Gross IRR
	(In millions)
Distressed for Control	$7,795	$18,872	29%
Non-Control Distressed	6,281	10,980	71
Total	14,076	29,852	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	60,154	110,964	21
Total	$74,230	$140,816	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and VI are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated and such information was deemed not meaningful. All amounts are as of March 31, 2022:

Fund IX1

	Total Invested Capital	Total Value
	(In millions)
Corporate Carve-outs	$4,082	$6,426
Opportunistic Buyouts	10,431	16,459
Distressed[2]	763	2,556
Total	$15,276	$25,441

Fund VIII1

	Total Invested Capital	Total Value
	(In millions)
Corporate Carve-outs	$2,704	$6,899
Opportunistic Buyouts	12,820	22,182
Distressed[2]	567	754
Total	$16,091	$29,835

Fund VII1

	Total Invested Capital	Total Value
	(In millions)
Corporate Carve-outs	$2,539	$4,846
Opportunistic Buyouts	4,338	10,799
Distressed/Other Credit[2]	9,584	18,635
Total	$16,461	$34,280

1Committed capital less unfunded capital commitments for Fund IX, Fund VIII and Fund VII were $13.5 billion, $16.1 billion and $14.4 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable governing agreements.
2The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through March 31, 2022), our private equity funds have invested $72.6 billion, of which $21.8 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of March 31, 2022. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.

Perpetual Capital

The following table summarizes the investment record for our Perpetual Capital Vehicles, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns[1]
	IPO Year[2]	Total AUM	For the three months ended March 31, 2022	For the three months ended March 31, 2021
		(In millions)
MidCap[3]	N/A	$11,188	5%	10%
AIF	2013	355	(5)	4
AFT	2011	384	(8)	5
AINV/Other[4]	2004	8,442	6	32
ARI	2009	8,853	6%	28%
Total		$29,222
1Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.
2An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
3MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 4% and 8% for the three months ended March 31, 2022 and March 31, 2021, respectively.
4Included within total AUM of AINV/Other is $3.8 billion of AUM related to a non-traded business development company and $1.8 billion of AUM related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. Common Stockholders to our non-U.S. GAAP performance measure:

	Three months ended March 31,
(In millions)	2022	2021
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$(870)	$670
Preferred dividends	—	9
Net income (loss) attributable to non-controlling interests	(660)	840
GAAP Net Income (Loss)	$(1,530)	$1,519
Income tax provision (benefit)	(608)	203
GAAP Income (Loss) Before Income Tax Provision	$(2,138)	$1,722
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	97	35
Equity-based compensation	56	16
Preferred dividends	—	(9)
Transaction-related charges[2]	(1)	9
Merger-related transaction and integration costs[3]	18	11
(Gains) losses from change in tax receivable agreement liability	14	(2)
Net income attributable to non-controlling interests in consolidated entities	651	(71)
Unrealized performance fees	(445)	(1,290)
Unrealized profit sharing expense	191	589
HoldCo interest and other financing costs[4]	39	43
Unrealized principal investment (income) loss	82	(364)
Unrealized net (gains) losses from investment activities and other	(18)	(326)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	2,494	—
Change in fair values of derivatives and embedded derivatives - FIAs, net of offsets	81	—
Integration, restructuring and other non-operating expenses	34	—
Equity-based compensation expense	12	—
Adjusted Segment Income	1,167	363
HoldCo interest and other financing costs[4]	(39)	(43)
Taxes and related payables	(213)	(26)
Adjusted Net Income	$915	$294

[1] Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are required to be used by employees of Apollo to purchase restricted shares of common stock or RSUs, which are granted under the Equity Plan. Equity-based profit sharing expense and other also includes performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

[2] Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions, and restructuring charges.

[3] Merger-related transaction and integration costs includes advisory services, technology integration, equity-based compensation charges and other costs associated with the Mergers.
[4] Represents interest and other financing costs related to AGM not attributable to any specific segment.
The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	As of March 31, 2022	As of March 31, 2021	As of December 31, 2021
Total GAAP Common Stock Outstanding	570,353,554	232,222,572	248,896,649
Non-GAAP Adjustments:
Participating Apollo Operating Group Units	—	202,098,812	184,787,638
Vested RSUs	15,624,235	153,379	17,700,688
Unvested RSUs Eligible for Dividend Equivalents	14,386,357	8,300,659	9,809,245
Adjusted Net Income Shares Outstanding	600,364,146	442,775,422	461,194,220

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	March 31, 2022	December 31, 2021
Total investments, including investment in related parties	$196,234	$—
Derivative assets	(3,668)	—
Cash and cash equivalents (including restricted cash)	9,357	—
Accrued investment income	885	—
Payables for collateral on derivatives and other secured transactions	(3,105)	—
Reinsurance funds withheld and modified coinsurance	2,800	—
VIE and VOE assets, liabilities and non-controlling interest	10,485	—
Unrealized (gains) losses	7,985	—
Ceded policy loans	(158)	—
Net investment receivables (payables)	410	—
Allowance for credit losses	495	—
Total adjustments to arrive at gross invested assets	25,486	—
Gross invested assets	221,720	—
ACRA non-controlling interest	(37,449)	—
Net invested assets	$184,271	$—
Liquidity and Capital Resources

Overview

The Company primarily derives revenues and cash flows from the assets it manages and the retirement savings products it issues, reinsures and acquires. Based on management’s experience, we believe that the Company’s current liquidity position, together with the cash generated from revenues will be sufficient to meet the Company’s anticipated expenses and other working capital needs for at least the next 12 months. For the longer-term liquidity needs of the asset management business, we expect to continue to fund the asset management business’ operations through management fees and performance fees received. The principal sources of liquidity for the retirement services business, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

AGM is a holding company whose primary source of cash flow is dividends from its subsidiaries, which are expected to be sufficient to fund cash flow requirements based on current estimates of future obligations. AGM’s primary liquidity needs include the cash-flow requirements relating to its corporate activities, including its day-to-day operations, common stock dividend payments and strategic transactions, such as acquisitions.

At March 31, 2022, the Company had $9.8 billion of unrestricted cash and cash equivalents and $0.9 billion of U.S. Treasury securities as well as $2.0 billion of available funds from the AMH credit facility and AHL credit facility.

Primary Uses of Cash

Over the next 12 months, we expect the Company’s primary liquidity needs will be to:

•support the future growth of Apollo’s businesses through strategic corporate investments;
•pay the Company’s operating expenses, including, compensation, general, administrative, and other expense;
•make payments to policyholders for surrenders, withdrawals and payout benefits;
•make interest and principal payments on funding agreements;
•make payments to satisfy pension group annuity obligations and policy acquisition costs;
•pay taxes and tax related payments;
•pay cash dividends;
•make payments related to the AOG Unit Payment;
•repurchase common stock; and
•make payments under the tax receivable agreement.

Over the long term, we believe we will be able to (i) grow Apollo’s Assets Under Management and generate positive investment performance in the funds we manage, which we expect will allow us to grow the Company’s management fees and performance fees and (ii) grow the investment portfolio of retirement services, in each case in amounts sufficient to cover our long-term liquidity requirements, which may include:

•supporting the future growth of our businesses;
•creating new or enhancing existing products and investment platforms;
•making payments to policyholders;
•pursuing new strategic corporate investment opportunities;
•paying interest and principal on the Company’s financing arrangements;
•repurchasing common stock;
•making payments under the tax receivable agreement;
•making payments related to the AOG Unit Payment; and
•paying cash dividends.

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s consolidated statements of cash flows:

	For the Three Months ended March 31,
(In millions)	2022	2021
Operating Activities	$(3,993)	$(229)
Investing Activities	3,103	19
Financing Activities	11,240	1,177
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$10,346	$967
The assets of our consolidated funds and VIEs, on a gross basis could have a substantial effect on the accompanying statement of cash flows. Because our consolidated funds and VIEs are generally treated as investment companies for accounting purposes, their investing cash flow amounts are included in our cash flows from operating activities. The table below summarizes our consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds and VIEs.

	For the Three Months ended March 31,
(In millions)	2022	2021
Net cash provided by the Company’s operating activities	$1,389	$412
Net cash used in the Consolidated Funds and VIEs operating activities	(5,382)	(641)
Net cash used in operating activities	(3,993)	(229)
Net cash provided by the Company’s investing activities	1,974	3
Net cash provided by the Consolidated Funds and VIEs investing activities	1,129	16
Net cash provided by investing activities	3,103	19
Net cash provided by the Company’s financing activities	6,315	(324)
Net cash provided by the Consolidated Funds and VIEs financing activities	4,925	1,501
Net cash provided by financing activities	$11,240	$1,177
Operating Activities

The Company’s operating activities support its Asset Management, Retirement Services and Principal Investing activities. The primary sources of cash within operating activities include: (a) management fees, (b) advisory and transaction fees, (c) realized performance revenues, (d) realized principal investment income, (e) investment sales from our consolidated funds and VIEs, (f) net investment income, (g) annuity considerations and (h) insurance premiums. The primary uses of cash within operating activities include: (a) compensation and non-compensation related expenses, (b) interest and taxes, (c) investment purchases from our consolidated funds and VIEs, (d) benefit payments and (e) other operating expenses.

•During the three months ended March 31, 2022, cash used by operating activities primarily includes net cash used in our consolidated funds and VIEs for purchases of investments. Net cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, as well as cash received from pension group annuity transactions.

•During the three months ended March 31, 2021, cash used by operating activities primarily reflects the operating activity of our consolidated funds and VIEs, which include cash outflows for purchases of investments, offset by cash inflows from consolidated funds. Net cash used by operating activities also reflects cash outflows for compensation, general, administrative, and other expenses, offset by cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income.

Investing Activities

The Company’s investing activities support the growth of its business. The primary sources of cash within investing activities include (a) distributions from investments and (b) sales, maturities and repayments of investments. The primary uses of cash within investing activities include: (a) capital expenditures, (b) investment purchases, including purchases of U.S. Treasury securities, (c) equity method investments in the funds we manage and (d) purchases and acquisitions of new investments.

•During the three months ended March 31, 2022, cash provided by investing activities primarily reflects Athene cash acquired as a result of the merger and sale of investments. Net cash provided by investing activities also reflects the investing activities of our consolidated funds and VIEs, which primarily includes net proceeds from maturities of U.S. Treasury securities. Net cash used by investing activities is due to purchases of investments.

•During the three months ended March 31, 2021, cash provided by investing activities primarily reflects the investing activity of our consolidated funds and VIEs, which primarily reflects net contributions to equity method investments.

Financing Activities

The Company’s financing activities reflect its capital market transactions and transactions with equity holders. The primary sources of cash within the financing activities section includes (a) proceeds from debt and preferred equity issuances, (b) inflows on our investment-type policies, (c) changes of cash collateral posted for derivative transactions, and (d) capital contributions and proceeds from other borrowing activities. The primary uses of cash within the financing activities section include: (a) dividends, (b) payments under the tax receivable agreement, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, (e) repayments of debt, (f) withdrawals on our investment-type policies and contracts, and (g) changes of cash collateral posted for derivative transactions.

•During the three months ended March 31, 2022, cash provided by financing activities primarily reflects the high organic inflows from retail and funding agreements, net of withdrawals. Cash provided by financing activities by our consolidated funds and VIEs primarily includes proceeds from the issuance of debt. Net cash used by financing activities includes repurchases of common stock and common stock dividends paid, as well as repayment of debt by our consolidated funds and VIEs.

•During the three months ended March 31, 2021, cash provided in financing activities primarily reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt and proceeds from issuance of securities of a SPAC, offset by payment of underwriting discounts.

Contractual Obligations, Commitments and Contingencies

For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 17 to the consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies.” The Company’s commitments are primarily fulfilled through cash flows from operations and financing activities.

Consolidated Funds and VIEs

The Company manages its liquidity needs by evaluating unconsolidated cash flows; however, the Company’s financial statements reflect the financial position of Apollo as well as Apollo’s consolidated funds and VIEs (including SPACs). The primary sources and uses of cash at Apollo’s consolidated funds and VIEs include: (a) raising capital from their investors, which have been reflected historically as non-controlling interests of the consolidated subsidiaries in our financial statements, (b) using capital to make investments, (c) generating cash flows from operations through distributions, interest and the realization of investments, (d) distributing cash flow to investors, (e) issuing debt to finance investments (CLOs) and (f) raising capital through SPAC vehicles for future acquisition of targeted entities.

Dividends and Distributions

For information regarding the quarterly dividends and distributions that were made to common stockholders and non-controlling interest holders in the Apollo Operating Group and participating securities, see note 14 to the condensed consolidated financial statements. Although the Company currently expects to pay dividends, we may not pay dividends if, among other things, we do not have the cash necessary to pay the dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our dividends are at the sole discretion of our board of directors.

On May 5, 2022, AGM declared a cash dividend of $0.40 per share of its common stock, which will be paid on May 31, 2022 to holders of record at the close of business on May 18, 2022.

Repurchase of Securities

Share Repurchase Program

For information regarding the Company’s share repurchase program, see note 14 to the condensed consolidated financial statements.

Repurchase of Other Securities

We may from time to time seek to retire or purchase our other outstanding debt or equity securities through cash purchases and/or exchanges for other securities, purchases in the open market, privately negotiated transactions or otherwise. Any such repurchases will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions and applicable regulatory, legal and accounting factors. Whether or not we repurchase any of our other securities and the size and timing of any such repurchases will be determined at our discretion.

Asset Management Liquidity

Our asset management business requires limited capital resources to support the working capital or operating needs of the business. For the asset management business’ longer-term liquidity needs, we expect to continue to fund the asset management business’ operations through management fees and performance fees received. Liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 12 and 14 to the condensed consolidated financial statements, respectively. From time to time, if the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to raise proceeds through the issuance of additional debt or equity instruments.

At March 31, 2022, the asset management business had $1.2 billion of unrestricted cash and cash equivalents and $0.9 billion of U.S. Treasury securities as well as $750 million of available funds from the AMH credit facility.

Future Debt Obligations

The asset management business had long-term debt of $2.8 billion at March 31, 2022, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048 and 2050. See note 12 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

Future Cash Flows

Our ability to execute our business strategy, particularly our ability to increase our AUM, depends on our ability to establish new funds and to raise additional investor capital within such funds. Our liquidity will depend on a number of factors, such as our ability to project our financial performance, which is highly dependent on the funds we manage and our ability to manage our projected costs, fund performance, access to credit facilities, compliance with existing credit agreements, as well as industry and market trends. Also during economic downturns the funds we manage might experience cash flow issues or liquidate entirely. In these situations we might be asked to reduce or eliminate the management fee and performance fees we charge, which could adversely impact our cash flow in the future.

An increase in the fair value of the investments of the funds we manage, by contrast, could favorably impact our liquidity through higher management fees where the management fees are calculated based on the net asset value, gross assets or adjusted assets. Additionally, higher performance fees not yet realized would generally result when investments appreciate over their cost basis which would not have an impact on the asset management business’ cash flow until realized.

Consideration of Financing Arrangements

As noted above, in limited circumstances, the asset management business may issue debt or equity to supplement its liquidity. The decision to enter into a particular financing arrangement is made after careful consideration of various factors including the asset management business’ cash flows from operations, future cash needs, current sources of liquidity, demand for the asset management business’ debt or equity, and prevailing interest rates.

Revolver Facility

Under the AMH credit facility, AMH may borrow in an aggregate amount not to exceed $750 million and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the AMH credit facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. The AMH credit facility has a final maturity date of November 23, 2025.

Tax Receivable Agreement

The tax receivable agreement provides for the payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM and its subsidiaries realizes subject to the agreement. For more information regarding the tax receivable agreement, see note 16 to the condensed consolidated financial statements.

AOG Unit Payment

On December 31, 2021, holders of AOG Units (other than Athene and Apollo) sold and transferred a portion of such AOG Units to a wholly-owned subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction (such payment, the “AOG Unit Payment”). The remainder of the AOG Units held by such holders were exchanged for shares of AGM common stock concurrently with the consummation of the Mergers on January 1, 2022.

As of March 31, 2022, the outstanding AOG Unit Payment amount was $482 million, payable in equal installments through December 31, 2024. See note 16 for more information.

Athora

On April 14, 2017, Apollo made a commitment of €125 million to purchase new Class B-1 equity interests in Athora, a strategic platform that acquires and reinsures traditional closed life insurance policies and provides capital and reinsurance solutions to insurers in Europe which, as of April 2020 was fully drawn. In January 2018, Apollo purchased Class C-1 equity interests in Athora that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora.

In connection with Athora’s acquisition of VIVAT N.V., Apollo exercised its preemptive rights and made an additional incremental commitment of approximately €58 million to purchase new Class B-1 equity interests in Athora. In addition, in April 2020, Apollo purchased Class C-2 equity interests in Athora that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora.

In November 2021, Apollo made an additional commitment to purchase up to €120 million of new Class B-1 equity interests in Athora, to be drawn in connection with three separate offerings over a period of three years, with a commitment of up to €30 million in 2021, up to €40 million in 2022 and up to €50 million in 2023. Athora’s other common shareholders may exercise preemptive rights to acquire common shares in connection with each offering and any such exercise will reduce the total amount of new Class B-1 equity interests ultimately purchased by Apollo. In connection with the 2021 offering, Apollo acquired approximately €21.9 million of new Class B-1 equity interests. In addition, Apollo purchased Class C-3 equity interests in Athora in connection with the 2021 offering that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora. The remaining commitments are drawable in four installments between 2022 and 2024.

In December 2021, Apollo committed an additional €250 million to purchase new Class B-1 equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of December 31, 2021. Apollo expects the remaining €70 million will be drawn in 2022, pending regulatory approvals.

Apollo and Athene are minority investors in Athora with a long term strategic relationship. Through its share ownership, Apollo has approximately 19.9% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo represent, in the aggregate, approximately 15.1% of the total voting power in Athora.

Fund Escrow

As of March 31, 2022, the remaining investments and escrow cash of ANRP II was valued at 100% of the fund’s unreturned capital which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

Clawback

Performance fees from certain of the funds we manage are subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative performance fees distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. See “—Overview of Results of Operations—Performance Fees” for the maximum performance fees subject to potential reversal by each fund.

Indemnification Liability

The asset management business recorded an indemnification liability in the event that the Former Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 16 to the consolidated financial statements for further information regarding the asset management business’ indemnification liability.

Retirement Services Liquidity

There are two forms of liquidity relevant to our retirement services business, funding liquidity and balance sheet liquidity. Funding liquidity relates to the ability to fund operations. Balance sheet liquidity relates to the ability to liquidate or rebalance Athene’s balance sheet without incurring significant costs from fees, bid-offer spreads, or market impact. Athene manages the liquidity position of our retirement services business by matching projected cash demands with adequate sources of cash and other liquid assets. The principal sources of liquidity for our retirement services business, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

Athene’s investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services business does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. Athene has access to additional liquidity through its $1.25 billion credit agreement, which was undrawn as of March 31, 2022, and $2.0 billion of committed repurchase facilities. Athene also has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also party to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

Athene proactively manages its liquidity position to meet cash needs while minimizing adverse impacts on investment returns. Athene analyzes its cash-flow liquidity over the upcoming 12 months by modeling potential demands on liquidity under a variety of scenarios, taking into account the provisions of its policies and contracts in force, its cash flow position, and the volume of cash and readily marketable securities in its portfolio.

Liquidity risk is monitored, managed and mitigated through a number of stress tests and analyses to assess Athene’s ability to meet its cash flow requirements, as well as the ability of its reinsurance and insurance subsidiaries to meet their collateral obligations, under various stress scenarios. Athene further seeks to mitigate liquidity risk by maintaining access to alternative, external sources of liquidity.

Insurance Subsidiaries’ Operating Liquidity

The primary cash flow sources for Athene’s insurance subsidiaries include retirement services product inflows (premiums), investment income, principal repayments on its investments, net transfers from separate accounts and financial product inflows. Uses of cash include investment purchases, payments to policyholders for surrenders, withdrawals and payout benefits, interest and principal payments on funding agreements, payments to satisfy pension group annuity obligations, policy acquisition costs and general operating costs.

Athene’s policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. Athene includes provisions within its annuity policies, such as surrender charges and MVAs, which are intended to protect it from early withdrawals. As of March 31, 2022, approximately 74% of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of March 31, 2022, approximately 54% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Athene’s funding agreements, group annuities and payout annuities are generally non-surrenderable, which accounts for approximately 30% of Athene’s net reserve liabilities.

Membership in Federal Home Loan Bank

Through its insurance subsidiaries’ membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of March 31, 2022, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2022, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $3.2 billion.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2022, the total maximum borrowings under the FHLB facilities were limited to $43.3 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of March 31, 2022 Athene had the ability to draw up to an estimated $4.2 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB.

Securities Repurchase Agreements

Athene engages in repurchase transactions whereby it sells fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. Athene requires that, at all times during the term of the repurchase agreements, it maintains sufficient cash or other liquid assets sufficient to allow it to fund substantially all of the repurchase price. Proceeds received from the sale of securities pursuant to these arrangements are generally invested in short-term investments, with the offsetting obligation to repurchase the security included within payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition. As per the terms of the repurchase agreements, Athene monitors the market value of the securities sold and may be required to deliver additional collateral (which may be in the form of cash or additional securities) to the extent that the value of the securities sold decreases prior to the repurchase date.

As of March 31, 2022, the payables for repurchase agreements were $4.0 billion, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $4.0 billion. As of March 31, 2022, payables for repurchase agreements were comprised of $2.5 billion of short-term and $1.5 billion of long-term repurchase agreements.

Dividends from Insurance Subsidiaries

AHL is a holding company whose primary liquidity needs include the cash-flow requirements relating to its corporate activities, including its day-to-day operations, debt servicing, preferred and common stock dividend payments and strategic transactions, such as acquisitions. The primary source of AHL’s cash flow is dividends from its subsidiaries, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations.

The ability of AHL’s insurance subsidiaries to pay dividends is limited by applicable laws and regulations of the jurisdictions where the subsidiaries are domiciled, as well as agreements entered into with regulators. These laws and regulations require, among other things, the insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay.

Subject to these limitations and prior notification to the appropriate regulatory agency, Athene’s U.S. insurance subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile. Any distributions above the amount permitted by statute in any twelve month period are considered to be extraordinary dividends, and require the approval of the appropriate regulator prior to payment. AHL does not currently plan on having the U.S. subsidiaries pay any dividends to their parents.

Dividends from AHL’s subsidiaries are projected to be the primary source of AHL’s liquidity. Under the Bermuda Insurance Act, ALRe is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s statutory capital and surplus, unless at least two members of ALRe’s board of directors and its principal representative in Bermuda sign and submit to the Bermuda Monetary Authority (“BMA”) an affidavit attesting that a dividend in excess of this amount would not cause ALRe to fail to meet its relevant margins. In certain instances, ALRe would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to ALRe meeting its relevant margins, ALRe is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA.

The maximum distribution permitted by law or contract is not necessarily indicative of the insurance subsidiaries’ actual ability to pay such distributions, which may be further restricted by business and other considerations, such as the impact of such distributions on surplus, which could affect our ratings or competitive position and the amount of premiums that can be written. Specifically, the level of capital needed to maintain desired financial strength ratings from rating agencies, including S&P, A.M. Best and Fitch, is of particular concern when determining the amount of capital available for distributions. AHL believes its insurance subsidiaries have sufficient statutory capital and surplus, combined with additional capital available to be provided by AHL, to meet their financial strength ratings objectives. Finally, state insurance laws and regulations require that the statutory surplus of Athene’s insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs.

Other Sources of Funding

Athene may seek to secure additional funding at the AHL level by means other than dividends from subsidiaries, such as by drawing on its undrawn $1.25 billion AHL credit facility or by pursuing future issuances of debt or preferred shares to third-party investors. Certain covenants in the AHL credit facility prohibit Athene from maintaining debt in excess of specified thresholds. Specifically, the AHL credit facility prohibits Athene from permitting the Consolidated Debt to Capitalization Ratio (as such term is defined in the credit agreement) of Athene to exceed 35% as of the end of any quarter.

Future Debt Obligations

Athene had long-term debt of $3.3 billion as of March 31, 2022, which includes notes with maturities in 2028, 2030, 2031, 2051, and 2052. See note 12 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

Capital

We believe that Athene has a strong capital position and that it is well positioned to meet policyholder and other obligations. We measure capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to Athene’s business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of NAIC RBC requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

ACRA

ACRA provides Athene with access to on-demand capital to support its growth strategies and capital deployment opportunities. ACRA provides a capital source to fund both Athene’s inorganic and organic channels, including pension group annuity, funding agreements and retail channels. This strategic capital solution allows Athene the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Critical Accounting Estimates and Policies

Other than as described in this Item 2, there have been no material changes to the Company’s critical accounting estimates and judgments from those previously disclosed in Apollo and Athene’s 2021 Annual Reports. The following updates and supplements the critical accounting estimates and judgments in Athene’s 2021 Annual Report.

Investments

Valuation of Mortgage Loans

Athene has elected the fair value option on its mortgage loan portfolio. Athene uses independent commercial pricing services to value its mortgage loans portfolio. Discounted cash flow analysis is performed through which the loans’ contractual cash flows are modeled and an appropriate discount rate is determined to discount the cash flows to arrive at a present value. Financial factors, credit factors, collateral characteristics and current market conditions are all taken into consideration when performing the discounted cash flow analysis. Athene performs vendor due diligence exercises annually to review vendor processes, models and assumptions. Additionally, Athene reviews price movements on a quarterly basis to ensure reasonableness.

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies. Liabilities for non-participating long duration contracts are established using accepted actuarial valuation methods which require Athene to make certain assumptions regarding expenses, investment yields, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of March 31, 2022, the reserve investment yield assumptions for non-participating contracts range from 2.3% to 4.1% and are specific to Athene’s expected earned rate on the asset portfolio supporting the reserves. Athene bases other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary. Premium deficiency tests are performed periodically using current assumptions, without provisions for adverse deviation, in order to test the appropriateness of the established reserves. If the reserves using current assumptions are greater than the existing reserves, the excess is recorded and the initial assumptions are revised.

Liabilities for Guaranteed Living Withdrawal Benefits and Guaranteed Minimum Death Benefits

Athene issues and reinsures deferred annuity contracts which contain GLWB and GMDB riders. Athene establishes future policy benefits for GLWB and GMDB by estimating the expected value of withdrawal and death benefits in excess of the projected account balance. Athene recognizes the excess proportionally over the accumulation period based on total actual and expected assessments. The methods used to estimate the liabilities have assumptions about policyholder behavior, which includes lapses, withdrawals and utilization of the benefit riders; mortality; and market conditions affecting the account balance.

Projected policyholder lapse and withdrawal behavior assumptions are set in one of two ways. For certain blocks of business, this behavior is a function of our predictive analytics model which considers various observable inputs. For the remaining blocks of business, these assumptions are set at the product level by grouping individual policies sharing similar features and guarantees and reviewed periodically against experience. Base lapse rates consider the level of surrender charges and are dynamically adjusted based on the level of current interest rates relative to the guaranteed rates and the amount by which any rider guarantees are in a net positive position. Rider utilization assumptions consider the number and timing of policyholders electing the riders. Athene tracks and updates this assumption as experience emerges. Mortality assumptions are set at the product level and generally based on standard industry tables, adjusted for historical experience and a provision for mortality improvement. Projected guaranteed benefit amounts in excess of the underlying account balances are considered over a range of scenarios in order to capture Athene’s exposure to the guaranteed withdrawal and death benefits.

The assessments used to accrue liabilities are based on interest margins, rider charges, surrender charges and realized gains (losses). As such, future reserve changes can be sensitive to changes in investment results and the impacts of shadow adjustments, which represent the impact of assuming unrealized gains (losses) are realized in future periods. As of March 31, 2022, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $5.7 billion. The relative sensitivity of the GLWB and GMDB liability balance from changes to these assumptions, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth, has decreased following the business combination and purchase accounting described in note 3. Using factors consistent with those previously disclosed in Athene’s 2021 Annual Report, changes to the GLWB and GMDB liability balance from these hypothetical changes in assumptions are not significant.

Derivatives

Valuation of Embedded Derivatives on indexed annuities

Athene issues and reinsures products, primarily indexed annuity products, or purchase investments that contain embedded derivatives. If Athene determines the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the fair value option is elected on the host contract.

Indexed annuities and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain stock market indices. The equity market option is an embedded derivative, similar to a call option. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives represents the present value of cash flows attributable to the indexed strategies. The embedded derivative cash flows are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates, and policyholder behavior. The embedded derivative cash flows are discounted using a rate that reflects Athene’s credit rating. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Contracts acquired through a business combination which contain an embedded derivative are re-bifurcated as of the acquisition date.

In general, the change in the fair value of the embedded derivatives will not directly correspond to the change in fair value of the hedging derivative assets. The derivatives are intended to hedge the index credits expected to be granted at the end of the current term. The options valued in the embedded derivatives represent the rights of the policyholder to receive index credits over the period indexed strategies are made available to the policyholder, which is typically longer than the current term of the options. From an economic basis, Athene believes it is suitable to hedge with options that align with index terms of our indexed annuity products because policyholder accounts are credited with index performance at the end of each index term. However, because the value of an embedded derivative in an indexed annuity contract is longer-dated, there is a duration mismatch which may lead to differences in the recognition of income and expense for accounting purposes.

A significant assumption in determining policy liabilities for indexed annuities is the vector of rates used to discount indexed strategy cash flows. The change in risk free rates is expected to drive most of the movement in the discount rates between periods. Changes to credit spreads for a given credit rating as well as any change to Athene’s credit rating requiring a revised level of nonperformance risk would also be factors in the changes to the discount rate. If the discount rates used to discount the indexed strategy cash flows were to fluctuate, there would be a resulting change in reserves for indexed annuities recorded through the condensed consolidated statements of operations.

As of March 31, 2022, Athene had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $6.7 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	March 31, 2022
+100 bps discount rate	$(364)
–100 bps discount rate	407

However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the quantitative impact presented in the table above does not necessarily correspond to the ultimate impact on the condensed consolidated financial statements. In determining the ranges, Athene has considered current market conditions, as well as the market level of discount rates that can reasonably be anticipated over the near-term. For additional information regarding sensitivities to interest rate risk and public equity risk, see Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Deferred Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired

Costs related directly to the successful acquisition of new or renewal insurance or investment contracts are deferred to the extent they are recoverable from future premiums or gross profits. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances. Athene performs periodic tests, including at issuance, to determine if the deferred costs are recoverable. If it is determined that the deferred costs are not recoverable, Athene records a cumulative charge to the current period.

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are amortized over the lives of the policies, based upon the proportion of the present value of actual and expected deferred costs to the present value of actual and expected gross profits to be earned over the life of the policies. Gross profits include investment spread margins, surrender charge income, policy administration, changes in the GLWB and GMDB reserves, and realized gains (losses) on investments. Current period gross profits for indexed annuities also include the change in fair value of both freestanding and embedded derivatives.

The estimates of expected gross profits and margins are based on assumptions using accepted actuarial methods related to policyholder behavior, including lapses and the utilization of benefit riders, mortality, yields on investments supporting the liabilities, future interest credited amounts (including indexed related credited amounts on fixed indexed annuity products), and other policy changes as applicable, and the level of expenses necessary to maintain the policies over their expected lives. Each reporting period, Athene updates estimated gross profits with actual gross profits as part of the amortization process. Athene also periodically revises the key assumptions used in the amortization calculation which results in revisions to the estimated future gross profits. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made.

Athene establishes VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities. The fair value of the liabilities purchased is determined using market participant assumptions at the time of acquisition and represents the amount an acquirer would expect to be compensated to assume the contracts. Athene records the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using best estimate assumptions, as previously discussed in future policy benefits. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative. Any negative VOBA is recorded to the same financial statement line on the condensed consolidated statements of financial condition as the associated reserves. Positive VOBA is recorded in DAC, DSI and VOBA on the condensed consolidated statements of financial condition.

VOBA and negative VOBA are amortized in relation to applicable policyholder liabilities. Significant assumptions which impact VOBA and negative VOBA amortization are consistent with those which impact the measurement of policyholder liabilities.

Estimated future gross profits vary based on a number of factors but are typically most sensitive to changes in investment spread margins, which are the most significant component of gross profits. If estimated gross profits for all future years on business in force were to change, including the impacts of shadow adjustments, there would be a resulting increase or decrease to the balances of DAC and DSI recorded as an increase or decrease to amortization of DAC and DSI on the condensed consolidated statements of operations or AOCI.

Actual gross profits will depend on actual margins, including the changes in the value of embedded derivatives. The most sensitive assumption in determining the value of the embedded derivative is the vector of rates used to discount the embedded derivative cash flows. If the discount rates used to discount the embedded derivative cash flows were to change, there would be a resulting increase or decrease to the balances of DAC and DSI recorded as an increase or decrease in amortization of DAC and DSI on the condensed consolidated statements of operations.

Following the business combination and application of purchase accounting described in Note 3 – Merger with Athene, DAC and DSI balances exhibit less sensitivity to hypothetical changes in estimated future gross profits and changes in the embedded derivative discount rate as they are less material following the business combination. VOBA balances no longer amortize based on estimated gross profits, and accordingly, are not sensitive to changes to actual or estimated gross profits.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to Apollo and its industry is included in note 2 to our condensed consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of March 31, 2022:

	Remaining 2022	2023 - 2024	2025 - 2026	2027 and Thereafter	Total
	(In millions)
Asset Management
Operating lease obligations(1)	$46	$134	$123	$493	$796
Other long-term obligations(2)	41	4	1	—	46
AMH credit facility(3)	1	1	—	—	2
Debt obligations(3)	89	744	702	2,572	4,107
AOG Unit payment (4)	131	351	—	—	482
	308	1,234	826	3,065	5,433
Retirement Services
Interest sensitive contract liabilities	13,831	39,241	32,335	78,962	164,369
Future policy benefits	1,749	3,492	3,411	39,441	48,093
Other policy claims and benefits	146	—	—	—	146
Dividends payable to policyholders	3	9	9	79	100
Long-term debt[5]	125	253	253	4,171	4,802
Securities to repurchase[6]	2,430	246	624	752	4,052
	18,284	43,241	36,632	123,405	221,562
Obligations	$18,592	$44,475	$37,458	$126,470	$226,995

(1) Operating lease obligations excludes $168.8 million of other operating expenses associated with operating leases.
(2) Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3) See note 12 of the condensed consolidated financial statements for further discussion of these debt obligations.
(4) On December 31, 2021, each holder of AOG Units (other than those held by the Company and Athene) sold back a portion of their limited partnership interests to the Company, payable over 13 equal installments beginning on January 1, 2022. See note 16 to the condensed consolidated financial statements for more information.

(5) The obligations for long-term debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
(6) The obligations for securities for repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the March 31, 2022 interest rate.

Note:    Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.
(i)As noted previously, the tax receivable agreement requires us to pay to our Former Managing Partners and Contributing Partners 85% of any tax savings received by AGM and its subsidiaries from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
(ii)Debt amounts related to the consolidated VIEs are not presented in the table above as the Company is not a guarantor of these non-recourse liabilities.
(iii)In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance fees earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. This contingent consideration liability is remeasured to fair value at each reporting period until the obligations are satisfied. See note 17 to the condensed consolidated financial statements for further information regarding the contingent consideration liability.
(iv)Commitments from certain of our subsidiaries to contribute to the funds we manage and certain related parties.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of incurring losses due to adverse changes in market rates and prices. Included in market risk are potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk, equity price risk and inflation risk.

In our asset management business, our predominant exposure to market risk is related to our role as investment manager and general partner for the funds we manage, and the sensitivity to movements in the fair value of their investments and resulting impact on performance fees and management fee revenues. Our direct investments in the funds also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments.

Our retirement services business is exposed to market risk through its investment portfolio, its counterparty exposures, as well as its hedging and reinsurance activities. Athene’s primary market risk exposures are to credit risk, interest rate risk, equity price risk and inflation risk.

Risk Management Framework

The Company’s risk management frameworks are designed to seek to identify, assess and prioritize risks to ensure that both senior management and the board of directors understand and, where applicable, can manage our risk profile. Governance over risk exists at both the board level and management level for both the asset management and retirement services businesses. The audit committee of the board of directors of AGM is tasked with reviewing major financial risk exposures of the Company and management’s risk assessment and risk management policies.

Asset Management

In our asset management business, risks are analyzed across strategies from both a “bottom up” and “top down” perspective. We gather and analyze data, monitor investments and markets in detail, and constantly strive to better quantify, qualify and circumscribe relevant risks.

Each risk management process is subject to our overall risk tolerance and philosophy and our asset management enterprise risk management framework. This framework includes identifying, measuring and managing market, credit and operational risks by strategy, as well as at the fund and AAM level.

Each fund runs its own investment and risk management process subject to our overall risk tolerance and philosophy:

•With respect to the yield and hybrid funds we manage, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios, as well as, fund-wide risks.

•The investment process of the equity funds, we manage involves a detailed analysis of potential acquisitions, and investment management teams assigned to monitor the strategic development, financing and capital deployment decisions of each portfolio investment.

The Apollo Global Risk Committee (“AGRC”) is tasked with assisting AAM in monitoring and managing enterprise- risk for the asset management business. The AGRC is co-chaired by the Chief Investment Risk Officer and Head of Enterprise Risk Management for Apollo’s asset management business, and includes other members of senior management of Apollo’s asset management business. The primary responsibility for identifying and managing risk lies with management of the Company’s various businesses and with those professionals specifically charged with oversight responsibility.

The risk department of the Company’s asset management business provides summary analysis of fund level market and credit risk to the portfolio managers of the funds managed by Apollo and the heads of the various business units. On a periodic basis, the risk department also provides analyses of select market and credit risk components to various members of senior management. In addition, the Chief Investment Risk Officer of the Company’s asset management business reviews specific investments from the perspective of risk mitigation and discusses such analysis with the AGRC or other members of senior management at such times as the Chief Investment Risk Officer determines such discussions are warranted.

Retirement Services

The processes supporting risk management for our retirement services business are designed to ensure that Athene’s risk profile is consistent with its stated risk appetite and that it maintains sufficient capital to support its corporate plan, while meeting the requirements imposed by its policyholders, regulators and other stakeholders. The risk management function at Athene, strives to enable it to maximize the value of its existing business platform to the Company’s shareholders, preserve the ability to realize business and market opportunities under stressed market conditions, and to withstand the impact of severely adverse events.

AHL’s risk management structure supports accountability in current risk-based decision making and effective risk management. Governance committees are established at three levels: the AHL board of directors, AHL management, and subsidiary management. AHL utilizes a host of assessment tools to monitor and assess Athene’s risk profile, results of which are shared with senior management periodically at management level committees, such as the management risk committee (“MRC”) and the management investment and asset liability committee (“MIALC”), and with the AHL board of directors quarterly. Business management retains the primary responsibility for day-to-day management of risk.

The risk management team structure at Athene consists of a business and operational risk team; an ALM and risk analytics team; a liability risk management and derivative solutions team; an asset risk management team; a risk operations and change management team; and a strategic and emerging risk team. The risk management team is led by AHL’s Chief Risk Officer, who reports to the chair of the AHL Risk Committee. AHL’s risk management team is comprised of approximately 43 dedicated, full-time employees.

Asset and Liability Management

Asset and liability risk management is a joint effort that spans business management and the entire risk management team. Processes established to analyze and manage the risks of Athene’s assets and liabilities include but are not limited to:

•analyzing AHL’s liabilities to ascertain their sensitivity to behavioral variations and changes in market conditions and actuarial assumptions;
•analyzing interest rate risk, cash flow mismatch, and liquidity risk management;
•performing scenario and stress analyses to examine their impacts on capital and earnings;
•performing cash flow testing and capital modeling;
•modeling the values of the derivatives embedded in its policy liabilities so that they can be effectively hedged;
•hedging unwanted risks, including from embedded derivatives, interest rate exposures, currency risks, and inflation risk;
•reviewing its corporate plan and strategic objectives, and identifying prospective risks to those objectives under normal and stressed economic, behavioral and actuarial conditions; and
•providing appropriate risk reports that show consolidated risk exposures from assets and liabilities as well as the economic consequences of stress events and scenarios.

Market Risk and Management of Market Risk Exposures

Asset Management

Impact on Management Fees—Our management fees are based on one of the following:

•capital commitments to an Apollo fund;
•capital invested in an Apollo fund;
•the gross, net or adjusted asset value of an Apollo fund, as defined; or
•as otherwise defined in the respective agreements.

Management fees could be impacted by changes in market risk factors including (i) resulting in changes in invested capital or in market values to below cost, due to which management could consider an investment permanently impaired, in the case of certain funds or (ii) resulting in changes in gross or net asset value, for the yield funds. The proportion of our management fees that are based on NAV is dependent on the number and types of funds in existence and the current stage of each fund’s life cycle.

Impact on Advisory and Transaction Fees—We earn transaction fees relating to the negotiation of yield, hybrid and equity transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases, dispositions, or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs, if applicable, are reflected as a reduction to advisory and transaction fees. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in yield, hybrid, and equity transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.

Impact on Performance Fees—We earn performance fees from the funds we manage as a result of such funds achieving specified performance criteria. Our performance fees will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact:

•the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in market risk factors;
•whether such performance criteria are annual or over the life of the fund;
•to the extent applicable, the previous performance of each fund in relation to its performance criteria; and
•whether each funds’ performance fee distributions are subject to contingent repayment.

As a result, the impact of changes in market risk factors on performance fees will vary widely from fund to fund. The impact is heavily dependent on the prior and future performance of each fund, and therefore is not readily predicted or estimated.

Market Risk—We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of investments will be adversely affected by changes in market conditions. Market risk is inherent in each of the investments of the funds we manage, including equity investments, loans, short-term borrowings, long-term debt, hedging instruments, credit default swaps and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest, currency exchange rates and credit spreads, equity prices, changes in the implied volatility of interest rates and price deterioration. Volatility in debt and equity markets can impact our pace of capital deployment, the timing of receipt of transaction fee revenues and the timing of realizations. These market conditions could have an impact on the value of fund investments and rates of return. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition. We monitor market risk using certain strategies and methodologies which management evaluates periodically for appropriateness. We intend to continue to monitor this risk going forward and continue to monitor our exposure to all market factors.

The Company is subject to a concentration risk related to the investors in the funds it manages. There are more than 1,000 investors in Apollo’s active yield, hybrid, and equity funds, and no individual investor accounts for more than 10% of the total committed capital to Apollo’s active funds.

Interest Rate Risk—Interest rate risk represents exposure we and the funds we manage have to instruments whose values vary with the change in interest rates. These instruments include, but are not limited to, loans, borrowings, investments in interest bearing securities and derivative instruments. We may seek to mitigate risks associated with the exposures by having the funds take offsetting positions in derivative contracts. Hedging instruments allow us to seek to mitigate risks by reducing the effect of movements in the level of interest rates, changes in the shape of the yield curve, as well as, changes in interest rate volatility. Hedging instruments used to mitigate these risks may include related derivatives such as options, futures and swaps.

Credit Risk—Credit risk represents exposure we and the funds we manage have to investments or other activity whose value varies with the change in credit spreads, the change in the probability of default by the borrow or the actual default and failure to repay a loan or contractual obligation. Certain of the funds we manage are subject to certain inherent risks through their investments.

Certain of the entities we manage invest substantially all of their excess cash in open-end money market funds and money market demand accounts, which are included in cash and cash equivalents. The money market funds invest primarily in government securities and other short-term, highly liquid instruments with a low risk of loss. We continually monitor the funds’ performance in order to manage any risk associated with these investments.

Certain of the funds we manage hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize risk exposure by limiting the counterparties with which the funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. Counterparty risk may be further mitigated by the exchange of collateral with a counterparty as a form of credit support for derivative transactions. As of March 31, 2022 , we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

Certain of the investments of the funds we manage include lower-rated and comparable quality unrated distressed investments and other instruments. Investments in such debt instruments are accompanied by a greater degree of risk of loss due to default by the issuer because such debt instruments are generally unsecured and subordinated to other creditors of the issuer. These issuers generally have high levels of indebtedness and can be more sensitive to adverse market conditions, such as a recession or increasing interest rates, as compared to higher rated issuers. We seek to minimize risk exposure by subjecting each prospective investment to rigorous credit analysis and by making investment decisions based upon objectives that include capital preservation and appreciation, and industry and issuer diversification.

Foreign Exchange Risk—Foreign exchange risk represents exposures the funds we manage have to changes in the values of current fund holdings and future cash flows denominated in other currencies and investments in non-U.S. companies. The types of investments exposed to this risk include investments in foreign subsidiaries, foreign currency-denominated loans, foreign currency-denominated transactions, and various foreign exchange derivative instruments whose values fluctuate with changes in currency exchange rates or foreign interest rates. Instruments used to mitigate this risk are foreign exchange options, currency swaps, futures and forwards. These instruments may be used to help insulate the funds we manage against losses that may arise due to volatile movements in foreign exchange rates and/or interest rates.

In our capacity as investment manager of the funds we manage, we continuously monitor a variety of markets for attractive opportunities for managing risk. For example, certain of the funds we manage may put in place foreign exchange hedges or borrowings with respect to certain foreign currency denominated investments to provide a hedge against foreign exchange exposure.

Non-U.S. Operations—We have offices and conduct business throughout the world and are continuing to expand into foreign markets. Our fund investments and our revenues are primarily derived from our U.S. operations. With respect to our non-U.S. operations, we are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. The funds we manage also invest in the securities of companies which are located in non-U.S. jurisdictions. As we continue to expand globally, we will continue to focus on monitoring and managing these risk factors as they relate to specific non-U.S. investments.

Retirement Services

Credit Risk and Counterparty Risk— In order to operate Athene’s business model, which is based on spread related earnings, it must bear credit risk. However, as it assumes credit risk through its investment, reinsurance and hedging activities, it endeavors to ensure that risk exposures remain diversified, that it is adequately compensated for the risks it assumes and that the level of risk is consistent with its risk appetite and objectives.

Credit risk is a key risk taken in the asset portfolio, as the credit spread on Athene’s investments is what drives its spread related earnings. Athene manages credit risk by avoiding idiosyncratic risk concentrations, understanding and managing its systematic exposure to economic and market conditions through stress testing, monitoring investment activity daily and distinguishing between price and default risk from credit exposures. Concentration and portfolio limits are designed to ensure that exposure to default and impairment risk is sufficiently modest to not represent a solvency risk, even in severe economic conditions.

The approach to taking credit risk in our retirement services business is formulated based on:

•a fundamental view on existing and potential opportunities at the security level;
•an assessment of the current risk/reward proposition for each market segment;
•identification of downside risks and assigning a probability for those risks; and
•establishing a plan for best execution of the investment action.

A dedicated set of AHL risk managers monitor the asset risks to ensure that such risks are consistent with Athene’s risk appetite, standards for committing capital, and overall strategic objectives. Athene’s risk management team is also a key contributor to the credit impairment evaluation process.

In addition to credit-risk exposures from its investment portfolio, Athene is also exposed to credit risk from its counterparty exposures from its derivative hedging and reinsurance activities. Derivative counterparty risk is managed by trading on a collateralized basis with counterparties under International Swaps and Derivatives Association documents with a credit support annex having low or zero-dollar collateral thresholds.

Athene utilizes reinsurance to mitigate risks that are inconsistent with its strategy or objectives. For example, Athene has reinsured much of the mortality risk it would otherwise have accumulated through its various acquisitions, allowing it to focus on its core annuity business. These reinsurance agreements expose Athene to the credit risk of its counterparties. Athene manages this risk to avoid counterparty risk concentrations through various mechanisms: utilization of reinsurance structures such as funds withheld or modco to retain ownership of the assets and limit counterparty risk to the cost of replacing the counterparty; diversification across counterparties; and when possible, novating policies to eliminate counterparty risk altogether.

Interest Rate Risk—Significant interest rate risk may arise from mismatches in the timing of cash flows from Athene’s assets and liabilities. Management of interest rate risk at the segment level, and at the various operating company levels, is one of the main risk management activities in which AHL senior management engages.

Depending upon the materiality of the risk and an assessment of how Athene would perform across a spectrum of interest rate environments, it may seek to mitigate interest rate risk using on-balance-sheet strategies (portfolio management) or off-balance-sheet strategies (derivative hedges such as interest rate swaps and futures). Athene monitors ALM metrics (such as key-rate durations and convexity) and employs quarterly cash flow testing requirements across all of its insurance companies to ensure the asset and liability portfolios are managed to maintain net interest rate exposures at levels that are consistent with its risk appetite. Athene has established a set of exposure and stress limits to communicate its risk tolerance and to ensure adherence to those risk tolerance levels. Risk management personnel and the MRC and/or MIALC (together, management committees) are notified in the event that risk tolerance levels are exceeded. Depending on the specific risk threshold that is exceeded, the appropriate management committee then decides what actions, if any, should be undertaken.

Active portfolio management is performed by our asset management business, with direction from the management committees. ALM risk is also managed by the management committees. The performance of Athene’s investment portfolio is reviewed periodically by the AHL management committees and board of directors. The management committees strive to improve returns to shareholders and protect policyholders, while dynamically managing the risk within Athene’s expectations.

Equity Risk—Athene’s FIAs require it to make payments to policyholders that are dependent on the performance of equity market indices. Athene seeks to minimize the equity risk from its liabilities by economically defeasing this equity exposure with granular, policy-level-based hedging. In addition, Athene’s investment portfolio can be invested in strategies involving public and private equity positions, though in general, it has limited appetite for passive, public equity investments.

The equity index hedging framework implemented is one of static and dynamic replication. Unique policy-level liability options are matched with static OTC options and residual risk arising from policyholder behavior and other trading constraints (for example minimum trade size) are managed dynamically by decomposing the risk of the portfolio (asset and liability positions) into market risk measures which are managed to pre-established risk limits. The portfolio risks are measured overnight and rebalanced daily to ensure that the risk profile remains within risk appetite. Valuation is done at the position level, and risks are aggregated and shown at the level of each underlying index. Risk measures that have term structure sensitivity, such as index volatility risk, and interest rate risk, are monitored and risk managed along the term structure.

Athene is also exposed to equity risk in its alternative investment portfolio. The form of those investments is typically a limited partnership interest in a fund. Athene currently targets fund investments that have characteristics resembling fixed income investments versus those resembling pure equity investments, but as holders of partnership positions, Athene’s investments are generally held as equity positions. The alternatives portfolio also includes strategic equity investments in origination platform companies, other insurers, etc. Alternative investments are comprised of several categories, including at the most liquid end of the spectrum “liquid strategies,” (which is mostly exposure to publicly traded equities), followed by “differentiated investments”, “yield”, “equity” and “hybrid” strategies.

Athene’s investment mandate in its alternative investment portfolio is inherently opportunistic. Each investment is examined and analyzed on its own merits to gain a full understanding of the risks present, and with a view toward determining likely return scenarios, including the ability to withstand stress in a downturn. Athene has a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that Athene believes has less downside risk.

Currency Risk—Athene manages its currency risk to maintain minimal exposure to currency fluctuations. Athene attempts to hedge completely the currency risk arising in its investment portfolio, funding agreements or FIA products. In general, Athene matches currency exposure of assets and liabilities. When the currency denominations of the assets and liabilities do not match, Athene generally undertakes hedging activities to eliminate or mitigate currency mismatch risk.

Inflation Risk—Athene manages its inflation risk to maintain minimal exposure to changes in purchasing power. In general, Athene attempts to match inflation exposure of assets and liabilities. When the inflation exposure profiles of assets and liabilities do not match, Athene generally undertakes hedging activities to eliminate or mitigate inflation mismatch risk. Athene attempts to hedge the majority of inflation risk arising from the pension group annuities business that it reinsures.

Scenario Analysis—Athene evaluates exposure to market risk by analyzing its portfolio’s performance during simulated periods of economic stress. Athene manages business, capital and liquidity needs to withstand stress scenarios and target capital it believes will maintain its current ratings in a moderate recession scenario and maintain investment grade ratings under a substantially severe financial crisis akin to the Lehman scenario in 2008. In the recession scenario, Athene calibrates recessionary shocks to several key risk factors (including but not limited to, S&P 500, BBB corporate spreads, high yield corporate spreads and 2 year and 10 year U.S. Treasury yields) using data from the 2001 and 2008 recessions, and estimates mark to market impacts to the various sectors in its portfolio based on historical analysis of their respective credit spreads incorporating market structural changes. In the Lehman-like scenario, Athene uses credit spread and interest rate movements from the 2008–2009 period to estimate mark to market changes, and it uses default probabilities from the same 2008-2009 period, along with recovery and ratings migration rates, to estimate impairment and capital impacts. Management reviews the impacts of Athene’s stress test analyses on a quarterly basis.

Sensitivities

There have been no material changes to market risk exposures from those previously disclosed in Apollo and Athene’s 2021 Annual Reports other than those disclosed below.

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of March 31, 2022, Athene estimates a net decrease to its point-in-time pre-tax income from changes in the fair value of these financial instruments of $992 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes to rider reserves, resulting in an offsetting increase to Athene’s pre-tax income of $34 million. If there were a similar parallel increase in interest rates from levels as of December 31, 2021, Athene estimates a net decrease to its point-in-time pre-tax income from changes in the fair value of these financial instruments of $511 million with an offsetting increase to pre-tax income of $17 million from DAC, DSI and VOBA amortization and changes in rider reserves. The increase in sensitivity was primarily due to (i) the election of the fair value accounting option for Athene’s mortgage loan portfolio, and (ii) materially different offsets stemming from DAC, DSI, and VOBA balances as a result of purchase accounting. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings would be an increase of approximately $30 to $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by a change in investment income from floating rate assets and liabilities, offset by DAC and DSI amortization and rider reserve change, all calculated without regard to future changes to assumptions. Athene is unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes.” See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures for the reconciliation of net income attributable to AGM common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income of an immediate, parallel increase in interest rates of 25 basis points from levels as of March 31, 2022, which discussion encompasses the impact of such an increase on certain of the adjustment items.

The models used to estimate the impact of a 25 basis point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any discretionary management action to counteract such a change. Consequently, potential changes in Athene’s valuations indicated by these simulations will likely be different from the actual changes experienced under any given interest rate scenarios and these differences may be material. Because Athene actively manages its assets and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of credit losses, would generally be realized only if Athene were required to sell such securities at losses to meet liquidity needs.

Public Equity Risk

Athene assesses public equity market risk for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there were a decline in public equity market prices of 10% as of March 31, 2022, Athene estimates a net decrease to its pre-tax income from changes in the fair value of these financial instruments of $399 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes to rider reserves, resulting in an offsetting increase to Athene’s pre-tax income of $30 million. As of December 31, 2021, Athene estimates that a decline in public equity market prices of 10% would cause a net decrease to Athene’s pre-tax income from changes in the fair value of these financial instruments of $392 million with an offsetting increase to Athene’s pre-tax income of $131 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The decline in the DAC, DSI, and VOBA amortization as of March 31, 2022 when compared to that as of December 31, 2021 is driven by (i) the decline in the market value of the equity options and (ii) materially different offsets stemming from DAC, DSI, and VOBA balances as a result of purchase accounting. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

As discussed in notes 1 and 3, we completed our merger with Athene on January 1, 2022. In conjunction with this business combination, Athene established a new basis of accounting, at fair value, for the assets acquired and liabilities assumed as of the date of the merger closing. As a result, the Company implemented purchase accounting controls and subsequent financial reporting and disclosure controls and procedures for the purposes of including the results of Athene in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2022.

Except for the changes in connection with the acquisition as noted above, no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS

See note 17 to our condensed consolidated financial statements for a summary of the Company’s legal proceedings.

ITEM 1A.    RISK FACTORS

The following risk factors should be carefully considered. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, financial condition, results of operations and cash flows. As used herein, references to our “asset management business” refers to the historical Apollo business, whereas references to our “retirement services business” means the historical Athene business.

Macroeconomic Risks

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations.

The COVID-19 pandemic and the responses to the pandemic have adversely impacted global commercial activity and contributed to significant volatility in financial markets. It is uncertain how long this volatility in the financial markets created by the COVID-19 pandemic will continue. The continued spread of the virus globally could lead to a protracted regional or world-wide economic downturn, the effects of which are uncertain and difficult to assess, and could last for some period after the pandemic is controlled and/or abated. The effects of the COVID-19 outbreak on the economy and the public have been severe and have exacerbated, and may continue to exacerbate other pre-existing political, social, economic, market and financial risks.

The extended duration of the COVID-19 pandemic could adversely affect our business in a number of ways, including by adversely impacting the valuations of the investments made by our asset management and retirement services businesses, which are generally correlated to the performance of the relevant equity and debt markets; increasing volatility in the financial markets; preventing us from capitalizing on certain market opportunities; causing prolonged asset price inflation and hampering our asset management business’ ability to deploy capital or to deploy capital as profitably; interrupting global or regional supply chains; hurting consumer confidence and economic activity; reducing opportunities for our asset management business to successfully exit existing investments; straining our liquidity, which may impact our credit ratings and limit the availability of future financing; impairing our asset management business’ equity investments and impacting the ability of the portfolio companies of our asset management business to meet their respective financial obligations, which could result in margin calls or requirements to repay indebtedness or other financial obligations immediately; causing borrowers of loans, notes and other credit instruments in the portfolios of the funds we manage to default on their obligations or covenants; causing tenants leasing real estate properties owned by the funds we manage to fail to pay rents in a timely manner or at all; materially impacting the portfolio companies of the funds we manage that operate in industries that are particularly impacted by COVID-19, including but not limited to the healthcare, travel, entertainment, hospitality, senior living and retail industries; increasing the rate at which policyholders of our insurance products withdraw their policies; creating a difficult sales environment for certain of our insurance products; reducing our ability to understand and foresee trends and changes in the markets in which we operate; and threatening our employees’ well-being and morale.
We are continuing to monitor the impact of COVID-19 and related risks, including risks related to efforts to mitigate the disease’s spread, although the rapid development and fluidity of the situation precludes any prediction as to its ultimate impact on our business, financial performance and operating results. However, if the spread and related mitigation efforts continue or worsen, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Difficult political, market or economic conditions may adversely affect our businesses in many ways which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.

Our businesses are materially affected by conditions in the political environment and financial markets and economic conditions throughout the world, such as changes in governmental policy and regulatory reform, changes in trade policy, tariffs and trade sanctions on goods, trade wars, U.S.-China relations, the withdrawal of the U.K. from the EU single market and customs union, economic, political, fiscal and/or other developments in or affecting Eurozone countries, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), commodity prices, currency exchange rates and controls, wars, such as the Russian invasion of Ukraine (which may particularly impact the portfolio companies of the funds we manage that operate in industries such as chemicals, oil and gas, and aviation), other national and international political circumstances (including terrorist acts or security operations), natural disasters, climate change, pandemics or other severe public health crises and other events outside of our control. Recently, markets have been affected by the COVID-19 pandemic, interest rates in the U.S., increased and prolonged inflation, imposition of trade barriers, ongoing trade negotiations with major U.S. trading partners, the planned discontinuation of LIBOR and changes in the U.S. tax regulations. Interest rate risk poses a significant market risk to us as a result of interest rate-sensitive assets (e.g., fixed income assets) and liabilities (e.g., fixed deferred and immediate annuities) held by us and by the portfolio companies of the funds we manage. Additionally, investing in securities of issuers organized or based outside the U.S. and operating outside the U.S. may also expose us to increased compliance risks, as well as higher compliance costs to comply with U.S. and non-U.S. anti-corruption, anti-money laundering and sanctions laws and regulations. These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.

Volatility caused by political, market or economic conditions can materially hinder the initiation of new, large-sized transactions for funds in our asset management business and, together with volatility in valuations of equity and debt securities, may adversely impact our operating results. It may also increase the risk that cash flows generated from our operations or the collateral underlying the structured products we own may differ from our expectations in timing or amount. In addition, many of our classes of investments, but in particular our alternative investments, may produce investment income that fluctuates significantly from period to period. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material and adverse effect on our business, results of operations, financial condition, liquidity and cash flows. Volatility and general economic trends are also likely to impact the performance of portfolio companies in many industries, particularly industries that are more affected by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as the travel and leisure, gaming and real estate industries. Our performance, and the performance of the funds we manage, may be adversely affected to the extent portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. There is also a risk of both sector-specific and broad-based corrections and/or downturns in the equity and/or credit markets beyond those caused by the COVID-19 pandemic. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs, within a time frame sufficient to match any further decreases in net income or increases in net losses relating to changes in market and economic conditions.

Moreover, our retirement services business is materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital and credit markets can have an adverse effect on our retirement services business, both because such conditions may decrease the returns on, and value of, its investment portfolio and because its benefit and claim liabilities are sensitive to changing market factors. In times of economic hardship, the policyholders of our retirement services business may choose to defer paying insurance premiums, stop paying insurance premiums altogether or surrender their policies. In addition, actual or perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing our retirement services products.

Climate change and regulatory and other efforts to reduce climate change could adversely affect our business.

We and the portfolio companies of the funds we manage face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact our Company and the investments by the funds we manage include those risks related to the impact of U.S. and foreign climate- and ESG-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, our investments, and the investments made by the portfolio companies of the funds we manage, are subject to risks stemming from the physical impacts of climate change.

New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us or the investments made by the portfolio companies of the funds we manage and also materially increase our regulatory burden. We also face business trend-related climate risks. Certain fund investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in the funds we manage. Our reputation and investor relationships could be damaged as a result of our involvement, or the involvement of the funds we manage, in certain industries, portfolio companies or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

Operating Risks

A portion of our revenues, earnings and cash flow is highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis, which may cause the price of our shares to be volatile.

A portion of our revenues, earnings and cash flow is highly variable, primarily due to the fact that performance fees from our asset management business and the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of the funds we manage are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of investments of the funds we manage, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, policyholder behavior, the degree to which we encounter competition and general economic and market conditions. Our future results will also be significantly dependent on the success of the larger funds we manage (e.g., Fund VIII and Fund IX), changes in the value of which may result in fluctuations in our results. In addition, performance fees from some of the funds we manage are subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative performance fees on individual portfolio investments in excess of the amount of performance fees it would be entitled to from the profits calculated for all portfolio investments in the aggregate. Such variability may lead to volatility in the trading price of our shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in earnings and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our shares or increased volatility in the price of our shares in general.

The timing of performance fees generated by the funds we manage is uncertain and will contribute to the volatility of our results. Performance fees depend on the performance of the funds we manage. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value or other proceeds of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash or other proceeds. We cannot predict when, or if, any realization of investments will occur. Generally, if the funds we manage were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. With respect to a number of credit funds, our performance fees are generally paid annually, semi-annually or quarterly, and the varying frequency of these payments will contribute to the volatility of our revenues and cash flow. Furthermore, we earn these performance fees only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular threshold, which is referred to as a “high water mark.” Such performance fees we earn are therefore dependent on the net asset value of investors’ investments in the fund, which could lead to significant volatility in our results.

We may not be successful in expanding into new investment strategies, markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

We actively consider the opportunistic expansion of our businesses, both geographically and into complementary new investment strategies, and intend, to the extent that market conditions warrant, to grow our businesses by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets, businesses and distribution channels, including the retail channel. We intend to grow our business in the future in part by acquisitions and joint ventures, each of which could require additional capital, systems development and skilled personnel. We may experience challenges identifying, financing, consummating and integrating such acquisitions and transactions. Our organizational documents do not limit us to the asset management and retirement services businesses. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, including entering into new lines of business.

We may not be successful in any such attempted expansion. Attempts to expand our businesses involve a number of special risks, including the diversion of management’s attention from our core businesses; the disruption of our ongoing businesses; entry into markets or businesses in which we may have limited or no experience; increasing demands on our operational systems and infrastructure; potential increase in investor concentration; enhanced regulatory scrutiny and greater reputational and litigation risk; difficulty in combining or integrating operational and management systems; and the broadening of our geographic footprint, increasing the risks associated with conducting operations in foreign jurisdictions (including regulatory, tax, legal and reputational consequences). Additionally, any expansion of our businesses could result in significant increases in our outstanding indebtedness and debt service requirements, which would increase the risks of investing in our shares, and may adversely impact our results of operations and financial condition.

We also may not be successful in identifying new investment strategies or geographic markets that increase our profitability, or in identifying and acquiring new businesses that increase our profitability. We have also entered into strategic partnerships, separately managed accounts and sub-advisory arrangements, which lack the scale of the funds we traditionally manage and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital.

Before expanding into new investment strategies, or making any fund investments generally, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex issues, including but not limited to those related to business, financial, credit risk, tax, accounting, environmental, legal and regulatory and macroeconomic trends. The due diligence investigation that we will carry out may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, including past or current violations of law and related legal exposure, and we may not identify or foresee future developments that could have a material adverse effect on an investment (e.g., technological disruption across an industry).

We operate in highly competitive industries, which could limit our ability to achieve our growth strategies and could materially and adversely affect our businesses, financial condition, results of operations, cash flows and prospects.

We operate in highly competitive markets and compete with a large number of investment management firms, private equity, credit and real assets fund sponsors, U.S. and non-U.S. insurance and reinsurance companies, broker-dealers, financial advisors, asset managers and other financial institutions. In particular, our asset management business faces intense competition in the pursuit of outside investors for the funds we manage, and our retirement services business faces intense competition with respect to both the products it offers and the acquisition and block reinsurance transactions it pursues. These competitive pressures may have a material and adverse effect on our growth, business, financial condition, results of operations, cash flows and prospects.

We depend on certain key personnel and the loss of their services would have a material adverse effect on us.

The success of our businesses depends on the efforts, judgment, business relationships, personal reputations and continued service of our key personnel. The loss of the services of any of our key personnel or damage to their personal reputation could have a material adverse effect on our business. Accordingly, our retention of our key personnel and our success in recruiting additional personnel is crucial to our success. If our key personnel were to join or form a competitor, our business could similarly suffer a material adverse effect. For example, some of the investors in the funds we manage could choose to invest with that competitor, another competitor or not at all, rather than in the funds we manage. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key personnel. We may also not succeed in recruiting additional personnel as the market for qualified professionals is extremely competitive. Efforts to retain or attract key personnel may result in significant additional expenses, which could adversely affect our profitability.

In addition, the governing agreements of certain of the funds we manage provide that in the event certain investment professionals and other key personnel fail to devote the requisite time to our businesses, the commitment period will terminate. In some instances, such termination becomes effective only if coupled with a certain percentage in interest of the fund investors not voting to continue the commitment period. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of the funds we manage would likely result in significant reputational damage to us.

Misconduct by our current and former employees, directors, advisers, third party-service providers or others affiliated with us could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

There is a risk that our employees, directors, advisers, third party-service providers or others affiliated with us could engage, deliberately or recklessly, in misconduct or fraud that creates legal exposure for us and adversely affects our businesses. With respect to our retirement services business, our insurance businesses rely on third-party intermediaries to sell our products and services and we further rely on third-party administrators to administer a portion of our annuity contracts as well as legacy life insurance business. If anyone associated or affiliated with us, or the portfolio companies of the funds we manage, were to engage, or be accused of engaging in illegal or suspicious activities, sexual harassment, racial and gender discrimination, improper use or disclosure of confidential information, fraud, payment or solicitation of bribes, misrepresentation of products and services or any other type of similar misconduct or violation of other laws and regulations, we could suffer serious harm to our brand, reputation, be subject to penalties or sanctions, face difficulties in raising funds, suffer serious harm to our financial position and current and future business relationships, as well as face potentially significant litigation or investigations. Although we employ controls and procedures designed to monitor associates’ business decisions and to prevent us from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures.

We rely on technology and information systems, many of which are controlled by third-party vendors, to maintain the security of our information and technology networks and to conduct our businesses, and any failures or interruptions of these systems could adversely affect our businesses and results of operations.

We are subject to various risks and costs associated with the collection, handling, storage and transmission of personally identifiable information. In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our investors, our retirement services business policyholders and other third parties, in our data centers and on our networks and we rely on technology and information systems to execute, confirm and settle transactions. We rely on a host of information systems and hardware systems for the secure processing, maintenance and transmission of this information, and the unavailability of these systems or the failure of these systems to perform as anticipated for any reason could disrupt our businesses and could result in decreased performance and increased operating costs, causing our businesses and results of operations to suffer. There has also been an increase in the frequency and sophistication of the data security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management and retirement services firm, we hold a significant amount of confidential and sensitive information about, among other things, our investors, the portfolio companies of the funds we manage, potential fund investments and our retirement services business policyholders. As a result, we may face a heightened risk of a security breach or disruption with respect to this information resulting from an attack by third parties such as computer hackers, foreign governments or cyber terrorists. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. There can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems.

We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for hosting the information systems and hardware systems that are critical to our businesses. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of the funds we manage and compliance matters. A disaster, disruption or compromise in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, may have an adverse impact on our ability to continue to operate our businesses without interruption which could have a material adverse effect on us. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. These risks also increase to the extent we engage in operations outside the U.S. We also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on our business. In addition, costs related to data security threats or disruptions may not be fully insured or indemnified by other means.

A significant actual or potential theft, loss, corruption, exposure, fraudulent, unauthorized or accidental use or misuse of investor, policyholder, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation and regulatory actions against us by the U.S. federal and state governments, the EU or other jurisdictions, various regulatory organizations or exchanges, or affected individuals, in addition to significant reputational harm.

Our business, financial condition, results of operations, liquidity and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could experience significant gains or losses if these assumptions and estimates differ significantly from actual results.

We make and rely on certain assumptions and estimates regarding many matters related to our businesses, including valuations, interest rates, investment returns, expenses and operating costs, tax assets and liabilities, tax rates, business mix, surrender activity, mortality and contingent liabilities. We also use these assumptions and estimates to make decisions crucial to our business operations. We also use assumptions and estimates to make decisions about pricing, target returns and expense structures for our insurance subsidiaries’ products and pension group annuity transactions; determining the amount of reserves our retirement services business is required to hold for its policy liabilities; determining the price our retirement services business will pay to acquire or reinsure business; determining the hedging strategies we employ to manage risks to our business and operations; and determining the amount of regulatory and rating agency capital that our insurance subsidiaries must hold to support their businesses. Similarly, our management teams make similar assumptions and estimates in planning and measuring the performance of our asset management business. In addition, certain investments and other assets and liabilities of our asset management business and our retirement services business must be, or at our election are, measured at fair value the determination of which involves the use of various assumptions and estimates and considerable judgment. The factors influencing these various assumptions and estimates cannot be calculated or predicted with certainty, and if our assumptions and estimates differ significantly from actual outcomes and results, our business, financial condition, results of operations, liquidity and cash flows may be materially and adversely affected.

Many of the funds we manage invest in illiquid assets and many of the investments of our retirement services business are relatively illiquid and we may fail to realize profits from these assets for a considerable period of time, or lose some or all of the principal amount we invest in these assets if we are required to sell our invested assets at a loss at inopportune times.

Many of the funds we manage invest in securities or other financial instruments that are not publicly traded or are otherwise viewed as “illiquid.” In many cases, the funds we manage may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. The ability of many funds, particularly the private equity funds, to dispose of investments is heavily dependent on the public equity markets. Accordingly, the funds we manage may be forced, under certain conditions, to sell securities at a loss.

In addition, many investments by our retirement services business are in securities that are not publicly traded or that otherwise lack liquidity, such as its privately placed fixed maturity securities, below investment grade securities, investments in mortgage loans and alternative investments. These relatively illiquid types of investments are recorded at fair value. If a material liquidity demand is triggered and we are unable to satisfy the demand with the sources of liquidity available to us, our retirement services business could be forced to sell certain of its assets and there can be no assurance that it would be able to sell them for the values at which such assets are recorded and it might be forced to sell them at significantly lower prices. In many cases, our retirement services business may also be prohibited by contract or applicable securities laws from selling such securities for a period of time. Thus, it may be impossible or costly to liquidate positions rapidly in order to meet unexpected withdrawal or recapture obligations. This potential mismatch between the liquidity of assets and liabilities could have a material and adverse effect on our retirement services business, financial condition, results of operations and cash flows.

We rely on the debt financing markets for the operation of our business.

We rely on the debt financing markets for the operation of our business. To the extent that markets render debt financing difficult to obtain, refinance or extend, or more expensive, this may have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

Many of the funds we manage utilize subscription lines of credit to fund operations and investments, including their equity contributions in a portfolio company. Some of these are also intended as a source of longer-term borrowings for investments by the relevant funds. In other cases, some funds make investments through the use of net asset value-based fund finance facilities or similar financing arrangements (“NAV facilities”) that are backed by the fund’s investment portfolio. The interest expense and other costs incurred in connection with such indebtedness may not be recovered by appreciation in the assets purchased or carried, and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated in the event of a decline in the market value of such assets. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. The inability to obtain such financing on attractive terms may impact the ability of the funds we manage to achieve targeted rates of return.

Additionally, certain of investments by the funds we manage rely heavily on the use of leverage. For example, in many of the private equity fund investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization. The absence of available sources of senior debt financing for extended periods of time could materially and adversely affect the funds we manage. In the event that funds we manage are unable to obtain committed debt financing for potential investments, including acquisitions, or can only obtain debt at an increased interest rate or otherwise on unfavorable terms, such funds may have difficulty completing otherwise profitable investments or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by counterparties with which funds we manage have contracted to effectuate an investment transaction (i.e., sellers of businesses with which funds we manage may have contracted to purchase). In addition, to the extent that the current markets make it difficult or impossible for a portfolio company to refinance debt that is maturing in the near term, it may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or it may be unable to repay such debt at maturity and be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Furthermore, investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt.

In addition, our retirement services business relies on access to lending and debt markets to provide capital and liquidity. Changes in debt financing markets may impact our retirement services business’ access to capital and liquidity. Calculations of required insurance capital may move with market movements and result in greater capital needs during economic downturns. Our retirement services business may also need additional liquidity to pay insurance liabilities in excess of its assumptions due to market impacts on policyholder behavior.

Changes to the method of determining the LIBOR or the selection of a replacement for LIBOR may affect the value of investments held by or due to us or the funds we manage and could affect our results of operations and financial results.

As a result of the expected discontinuation of certain unsecured benchmark interest rates, including LIBOR and other Interbank Offered Rates (“IBORs”), regulators and market participants in various jurisdictions have been working to identify alternative reference rates that are compliant with the International Organization of Securities Commission’s standards for transaction-based benchmarks. In the U.S., the Alternative Reference Rates Committee (the “ARRC”), a group of market and official sector participants, identified the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative benchmark rate. Other alternative reference rates have been recommended in other jurisdictions.

A large number of IBOR-referenced contracts are held by or due to us or funds we manage. Furthermore, a significant number of portfolio companies of the funds we manage are borrowers of LIBOR-linked debt obligations, such as LIBOR-based credit agreements and floating rate notes. Transition from LIBOR to SOFR or to another reference rate may result in an increase or a decrease of the overall borrowing cost for us (including our retirement services business), the funds we manage and their portfolio companies. Even if the overall borrowing cost decreases, any savings that we or the funds we manage realize from such decrease could be offset partially or entirely by lower overall interest income received from certain assets. In addition, the transition from LIBOR to another reference rate could result in financial market disruption and significant increases or volatility in risk-free benchmark rates. Should such disruption occur, it may adversely affect, among other things, (1) the trading market for LIBOR-based securities, including those held in our investment portfolio, (2) the market for derivative instruments, including those that we use to achieve our hedging objectives, and (3) our ability to issue funding agreements bearing a floating rate of interest. As a result, the transition from LIBOR could have a direct or indirect adverse effect on our business, results of operations, financial condition, and share price.

Coordinating the businesses of AAM and AHL may be more difficult, costly or time-consuming than expected and we may fail to realize the anticipated benefits of the Mergers, which may adversely affect our business results and negatively affect the value of our shares following the Mergers.

The success of the Mergers will depend on, among other things, our ability to coordinate the businesses of AAM and AHL in a manner that facilitates growth opportunities. However, we may not be able to successfully coordinate respective businesses of AAM and AHL in a manner that permits anticipated growth to be realized, without adversely affecting current revenues and investments. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. Specifically, the following issues, among others, must be addressed in order to realize the anticipated benefits of the Mergers so the combined company performs as expected: coordinating the businesses of AAM and AHL and meeting our capital requirements, in a manner that permits us to achieve the growth anticipated to result from the Mergers; coordinating the companies’ technologies; coordinating the companies’ operating practices, internal controls and other policies, procedures and processes; addressing possible differences in business backgrounds and corporate cultures; coordinating geographically dispersed organizations; and effecting actions that may be required in connection with obtaining regulatory approvals.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on the coordination of the AAM and AHL businesses and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and our business.

An inability to realize the full extent of the anticipated benefits of the Mergers and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the combination process, could have an adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our shares. In addition, the actual coordination of the AAM and AHL businesses may result in additional and unforeseen expenses, and the anticipated benefits of the coordination plan may not be realized. If AAM and AHL are not able to adequately address coordination challenges, we may be unable to successfully coordinate their operations or realize the anticipated benefits of the coordination of the two companies.

Risks Relating to our Asset Management Business

We may experience a decline in revenue from our asset management business.

In our asset management business, we derive revenues from:

•management fees, which are based generally on the amount of capital committed or invested in the funds we manage;
•in connection with services relating to investments by the funds we manage, fees earned or otherwise collected by one or more services providers affiliated with us;
•performance fees, based on the performance of the funds we manage; and
•investment income from our investments, including as general partner.

If a fund we manage performs poorly, we will receive little or no performance fees with regard to the fund and little income or possibly losses from any principal investment in the fund. Furthermore, if, as a result of poor performance of later investments in a fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we could be obligated to repay the amount by which performance fees that were previously distributed to us exceeds amounts to which we are ultimately entitled. As a result of market deteriorations, several of the funds we manage may go into clawback. There can be no assurance that we will not incur a clawback repayment obligation in the future.

A variety of fees that we earn, such as origination, syndication, arranger, structuring and other similar financing-related fees, are driven in part by the pace at which the funds we manage commit to make or make investments. Any decline in the pace at which the funds we manage make investments would reduce our origination, syndication, arranger, structuring and other similar financing-related fees and could make it more difficult for us to raise capital. Likewise, any increase in the pace at which the funds we manage exit investments would reduce origination, syndication, arranger, structuring and other similar financing-related fees. In addition, we will experience a decrease in the amount of fee revenue if we share with fund investors a larger portion, or all, of certain types of fees generated by funds’ investments, such as management consulting fees and merger and acquisition transaction advisory fees, or if expenses arising from the operation of the funds we manage be borne by us alone, rather than the funds.

Additionally, certain of our subsidiaries, such as AGS and AGF, perform underwriting, syndicating and securities placement services for the funds we manage and their portfolio companies, as well as for investments made by our retirement services business. Our ability to maintain or grow these services, and the related fees we earn therefrom, depends on a number of factors, some of which are outside our control.

The Former Managing Partners, Contributing Partners and certain current and former investment professionals have personally guaranteed, subject to certain limitations, general partner clawback obligations, and we have agreed to indemnify them for such amounts attributed to interests they previously contributed or sold to the Apollo Operating Group.

In each instance, a decrease in the fees we receive from the funds we manage and other operating activities, will lead to a decrease in our revenues and may have a materially adverse impact on our business and results of operations.

We depend on investors in the funds that we manage for the continued success of our asset management business.

It is possible that it will become increasingly difficult for the funds we manage to raise capital as funds compete for investments from a limited number of qualified investors. Without the participation of investors, the funds we manage will not be successful in consummating their capital-raising efforts, or they may consummate them at investment levels lower than those currently anticipated.

Certain institutional investors have publicly criticized certain fund fee and expense structures, including management, transaction and advisory fees. Although we have no obligation to modify any of fees or other terms with respect to the funds we manage, we experience pressure to do so. In addition, certain institutional investors, including sovereign wealth funds and public pension funds, continue to demonstrate an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. Even though we have entered into such strategic arrangements, there can be no assurance that such alternatives will be as profitable to us as traditional investment fund structures. While we have historically competed primarily on the performance of the funds we manage, and not on the level of our management fees or performance fees relative to those of our competitors, there is a risk that management fees and performance fees in the alternative investment management industry will decline, without regard to the historical performance of a manager. Management fee or performance fee reductions on existing or future funds, without corresponding decreases in our cost structure even if other revenue streams (such as our operations of AGS) increase, would adversely affect our revenues and profitability.

The failure of the funds we manage to raise capital in sufficient amounts and on satisfactory terms could result in a decrease in AUM, performance fees and/or fee revenue or could result in us being unable to achieve an increase in AUM, performance fees and/or fee revenue, and could have a material adverse effect on our financial condition and results of operations. Similarly, any modification of our existing fee arrangements or the fee structures for new funds could adversely affect our results of operations.

We continue to depend on investors in the funds that we manage even after the capital-raising phase of any fund. Investors in many of the funds we manage make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected. Additionally, the governing documents of substantially all of the funds we manage in which there are third party investors provide that a simple majority-in-interest of a fund’s unaffiliated investors have the right to liquidate that fund for any or no reason, which would cause management fees and performance fees to terminate. We do not know whether, and under what circumstances, the investors in the funds we manage are likely to exercise such right. Furthermore, the management agreements of the funds we manage would also terminate if we were to experience a change of control without obtaining fund investor consent. We cannot be certain that consents required for the assignment of our management agreements will be obtained if such a deemed change of control occurs.

The governing agreements of certain of the funds we manage allow the investors of those funds to, among other things, (i) terminate the commitment period of the fund in the event that certain “key persons” fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain “key persons” engage in certain forms of misconduct, or (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote. Fund IX, on which the near- to medium-term performance of our asset management business will heavily depend, includes a number of such provisions. Certain of the other funds we manage, such as some of our HVF and EPF funds, have similar provisions. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of the funds we manage would likely result in significant reputational damage to us.

Investors in some of the funds we manage may also generally redeem their investments on an annual, semiannual or quarterly basis following the expiration of a specified period of time when capital may not be redeemed (typically between one and five years). In a declining market, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions in these funds could have a material adverse effect on our businesses, revenues, net income and cash flows.

Historical performance metrics are unreliable indicators of our current or future results of operations.

We have presented returns relating to the historical performance of the funds we manage and certain targets of our future performance, including by reference to the IRR of certain of funds’ performance using a gross IRR and a net IRR calculation. The returns are relevant to us primarily insofar as they are indicative of performance fees we have earned in the past and may earn in the future, our reputation and our ability to raise new funds. The returns of the funds we manage are not, however, directly linked to returns on our shares of common stock. Moreover, the historical returns of the funds we manage should not be considered indicative of the future returns of such funds or any future funds we may raise. Performance metrics, such as IRR, going forward for any current or future fund may vary considerably from the historical performance generated by any particular fund, or for the funds we manage as a whole.

Valuations for the funds we manage entail significant complications and are not an indicator for actual realizations.

We value the illiquid investments held by the funds we manage based on our estimate of their fair value as of the date of determination based on third-party models, or models developed by us. In addition, because many of the illiquid investments held by the funds we manage are in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Any such valuation is inherently uncertain and may fluctuate greatly from period to period. Also, they may vary greatly from the prices that would be obtained if the assets were to be liquidated on the date of the valuation and often do vary greatly from the prices the funds we manage eventually realize.

If a fund realizes value on an investment that is significantly lower than the value at which it was reflected in a fund’s net asset values, the fund would suffer losses. This could in turn lead to a decline in our management fees and a loss equal to the portion of the performance fees reported in prior periods that was not actually realized upon disposition. These effects could become applicable to a large number of investments by the funds we manage if the funds’ current valuations differ from future valuations due to market developments or other factors that are beyond our control. If asset values turn out to be materially different than values reflected in fund net asset values, fund investors could lose confidence which could, in turn, result in redemptions from the funds we manage that permit redemptions or difficulties in raising additional capital.

Investments made by the funds we manage entail significant risks and uncertainties.

We invest in a number of industries, products, geographical locations and strategies that entail significant risks and uncertainties, which may, if realized, have a material adverse effect on our business and results of operations. For example:

•We have undertaken business initiatives to increase the number and type of investment products we could offer to investors. For example, we and the funds we manage have, and are likely to continue to, sponsor or otherwise make investments in, or facilitate the acquisition of companies by, special purpose acquisition companies (“SPACs”). We are also likely to continue offering products for retail investors.
•The funds we manage often invest in companies with weak financial conditions, poor operating results, substantial financial needs, negative net worth and/or special competitive or regulatory problems, including in business enterprises that are or may become involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions.
•Investments by many of the funds we manage include debt instruments, equity securities, and other financial instruments of companies that the funds we manage do not control. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve the interests of the funds we manage.
•We generally establish the capital structure of portfolio companies and certain other fund investments, including real estate investments, on the basis of financial projections for such investments that are based primarily on management judgments.
•The funds we manage acquire and dispose of investments that are subject to contingent liabilities, which could be unknown to us at the time of the transaction or, if they are known to us, we may not accurately assess or protect against the risks that they present, and could in each case result in unforeseen losses for the funds we manage.
•A significant portion or all of a fund’s capital may be invested in a single investment or portfolio company, a loss with respect to such an investment or portfolio company could have a significant adverse impact on such fund’s capital.
•Even though there is uncertainty of the future of IBOR based agreements, a large number of IBOR-referenced contracts are held by or due to us or the funds we manage. Furthermore, a significant number of portfolio companies of the funds we manage are borrowers of LIBOR-linked debt obligations, such as LIBOR-based credit agreements and floating rate notes.
•Certain of the funds we manage invest in infrastructure assets and real assets, which may expose us and the funds we manage to increased risks and liabilities that are inherent in the ownership, development and monetization of real assets.

•The funds we manage invest in assets denominated in currencies that differ from the currency in which the relevant fund is denominated.

In each of these cases, the investments are exposed to significant risks and uncertainties, including regulatory and legal risks and oversight, adverse publicity and investor perceptions, reputational harm, counterparty default risk, inaccuracy of financial projections, inability to obtain full information as to the exact financial and operating conditions of the investment, increased likelihood that the assumptions on which we have based the investment are delayed, change or are never materialized, the effect of disruptions or volatility in the financial markets, inflation, commodity price risk, and additional exposures associated with attempts to hedge and otherwise protect from the downside of the investments. In each instance, if such risks were to materialize, the objective of our investments may not be fully realized, which could have a material adverse effect on our business and results of operations.

The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest.

Our performance and the performance of many of the funds we manage are significantly affected by the value of the companies in which the funds we manage have invested. The funds we manage invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic and market factors. For example:

•The performance of certain of the portfolio companies of the funds we manage in the leisure and hospitality industry has been negatively impacted by the COVID-19 pandemic.
•The performance of the investments of the funds we manage in the commodities markets is substantially dependent upon prevailing prices of oil and natural gas.
•The investments of the funds we manage in companies in the financial services sector are subject to government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements each of which may impact the conduct of such portfolio companies.
•Even though the U.S. residential real estate market remains stable after recovering from a lengthy and deep downturn, the real estate investments of the funds we manage are exposed to rising mortgage interest rates, increasing consumer debt and a low level of consumer confidence in the economy and/or the residential real estate market.
•Investments of the funds we manage in commercial mortgage loans and other commercial real-estate related loans are subject to risks of delinquency and foreclosure, risks of loss that are greater than similar risks associated with mortgage loans made on the security of residential properties, and success of tenant businesses, property management decisions, competition from comparable types of properties and declines in regional or local real estate values and rental or occupancy rates.

The performance of the funds we manage, and our performance, may be adversely affected to the extent the portfolio companies of the funds we manage experience adverse performance or additional pressure due to downward trends in their respective industries.

The funds that we manage in our yield strategy are subject to numerous additional risks.

The funds we manage in our yield strategy are subject to numerous additional risks, including the risks set forth below.

•The funds we manage may concentrate investments in any one borrower or other issuer, product category, industry, region or country.
•The funds we manage sometimes hold (including outright positions in issuers and exposure to such issuers derived through any synthetic and/or derivative instrument) in multiple tranches of securities of an issuer (or other interests of an issuer) or multiple funds having interests in the same tranche of an issuer.
•Certain of these funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss.
•These funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss.
•The efficacy of the investment and trading strategies of certain funds may depend largely on the ability to establish and maintain an overall market position in a combination of different financial instruments, which can be difficult to execute.

•Certain of these funds originate, acquire or participate in (including through assignments and sub-participation) loans, including, but not limited to, secured and unsecured notes, senior and second lien loans, mezzanine loans, non-performing loans or other high-risk receivables and other similar investments in below investment grade or unrated debt which are or may become illiquid.
•These funds’ investments are subject to risks relating to investments in commodities, swaps, futures, options and other derivatives, the prices of which are highly volatile and may be subject to a theoretically unlimited risk of loss in certain circumstances.

Risks Related to our Retirement Services Business

A financial strength rating downgrade, potential downgrade or any other negative action by a rating agency could make our product offerings less attractive, inhibit our ability to acquire future business through acquisitions or reinsurance and increase our cost of capital, which could have a material adverse effect on our business.

Various Nationally Recognized Statistical Rating Organizations (“NRSROs”) review the financial performance and condition of insurers and reinsurers, including our subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder obligations. These ratings are important to maintain public confidence in our insurance subsidiaries’ products, our insurance subsidiaries’ ability to market their products and our competitive position. Factors that could negatively influence this analysis include:

•changes to the business practices or organizational business plan of our retirement services business in a manner that no longer supports its ratings;
•unfavorable financial or market trends;
•changes in NRSROs’ capital adequacy assessment methodologies, such as the S&P Global Ratings’ recently published Request for Comment on its methodology and assumptions for analyzing the risk-based capital adequacy of insurers and reinsurers, in a manner that would adversely affect the financial strength ratings of our insurance subsidiaries;
•a need to increase reserves to support the outstanding insurance obligations of our retirement services business;
•our inability to retain our senior management and other key personnel;
•rapid or excessive growth, especially through large reinsurance transactions or acquisitions, beyond the bounds of capital sufficiency or management capabilities as judged by the NRSROs; and
•significant losses to the investment portfolio of our retirement services business.

Some other factors may also relate to circumstances outside of our control, such as views of the NRSRO and general economic conditions. Any downgrade or other negative action by a NRSRO with respect to the financial strength ratings of our insurance subsidiaries, or an entity we acquire, or credit ratings of our retirement services business, could materially adversely affect us and our retirement services business’ ability to compete in many ways, including the following:

•reducing new sales of insurance products;
•harming relationships with or perceptions of distributors, IMOs, sales agents, banks and broker-dealers;
•increasing the number or amount of policy lapses or surrenders and withdrawals of funds, which may result in a mismatch of our overall asset and liability position;
•requiring our retirement services business to offer higher crediting rates or greater policyholder guarantees on its insurance products in order to remain competitive;
•increase borrowing costs of our retirement services business;
•reducing the level of profitability and capital position of our retirement services business generally or hindering its ability to raise new capital; or
•requiring our retirement services business to collateralize obligations under or result in early or unplanned termination of hedging agreements and harming the ability of our retirement services business to enter into new hedging agreements.

In order to improve or maintain their financial strength ratings, our subsidiaries may attempt to implement business strategies to improve their capital ratios. We cannot guarantee any such measures will be successful. We cannot predict what actions NRSROs may take in the future, and failure to maintain current financial strength ratings could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our retirement services business is subject to significant operating and financial restrictions imposed by its credit agreement and it is also subject to certain operating restrictions imposed by the indenture to which it is a party.

On December 3, 2019, AHL, ALRe, AUSA Corporation (“AUSA”) and AARe, as borrowers, entered into a credit agreement with a syndicate of banks, including Citibank, N.A., as administrative agent, and the other lenders named therein (the “AHL Credit Facility”). The AHL Credit Facility contains various covenants, which restrict the operations of our retirement services business. As a result of these restrictions, our retirement services business may be limited in how it conducts its operations and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities.

In addition to the covenants to which our retirement services business is subject pursuant to the AHL Credit Facility, AHL is also subject to certain limited covenants pursuant to the Indenture, dated January 12, 2018, by and between AHL and US Bank National Association, as trustee, as supplemented by the applicable supplemental indenture, by and among us and US Bank National Association, as trustee. The indenture contains restrictive covenants which limit, subject to certain exceptions, AHL’s and, in certain instances, some or all of its subsidiaries’ ability to make fundamental changes, create liens on any capital stock of certain of AHL’s subsidiaries, and sell or dispose of the stock of certain of AHL’s subsidiaries.

The terms of any future indebtedness of our retirement services business may contain additional restrictive covenants.

If we are unable to attract and retain IMOs, agents, banks and broker-dealers, sales of our retirement services products may be adversely affected.

In our retirement services business, we distribute annuity products through a variable cost distribution network, which includes approximately 53 IMOs, approximately 65,000 independent agents, 16 banks and 119 regional broker-dealers. We must attract and retain such marketers, agents and financial institutions to sell our products. In particular, insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers, agents and financial institutions primarily on the basis of our financial position, support services, compensation, credit ratings and product features. Such marketers, agents and financial institutions may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers, agents and financial institutions also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through banks and broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or if we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.

As a financial services company, we are exposed to liquidity risk, which is the risk that we are unable to meet near-term obligations as they come due.

Liquidity risk is a manifestation of events that are driven by other risk types (e.g. market, policyholder behavior, operational). A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources, such as the AHL Credit Facility, may be unavailable or inadequate to satisfy the liquidity demands described below. In particular, the spread of COVID-19 continues to contribute to tremendous volatility in the financial markets and may restrict the liquidity sources available to us and further may result in an increase of our liquidity demands. We primarily have liquidity exposure through our collateral market exposure, asset liability mismatch, dependence on the financial markets for funding and funding commitments. If a material liquidity demand is triggered and we are unable to satisfy the demand with the sources of liquidity readily available to us, it may have a material adverse impact on our business, financial condition, results of operations, liquidity and cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of our liquidity and sources and uses of liquidity, including information about legal and regulatory limits on the ability of our subsidiaries to pay dividends.

The amount of statutory capital that our insurance and reinsurance subsidiaries have, or that they are required to hold, can vary significantly from time to time and is sensitive to a number of factors outside of our control.

The U.S. insurance subsidiaries of our retirement services business are subject to state regulations that provide for minimum capital requirements (“MCR”) based on risk-based capital (“RBC”) formulas for life insurance companies relating to insurance, business, asset, interest rate and certain other risks. Similarly, the Bermuda reinsurance subsidiaries of our retirement services business are subject to MCR imposed by the Bermuda Monetary Authority (“BMA”) through the BMA’s Enhanced Capital Requirement (“ECR”) and minimum margin of solvency (“MMS”).

In any particular year, our subsidiaries’ capital ratios and/or statutory surplus amounts may increase or decrease depending on a variety of factors, some of which are outside of our control and some of which we can only partially control, including, but not limited to, the following:

•the amount of statutory income or loss generated by our insurance subsidiaries;
•the amount of additional capital our insurance subsidiaries must hold to support their business growth;
•changes in reserve requirements applicable to our insurance subsidiaries;
•changes in market value of certain securities in our investment portfolio;
•recognition of write-downs or other losses on investments held in the investment portfolio of our retirement services business;
•changes in the credit ratings of investments held in the investment portfolio of our retirement services business;
•changes in the value of certain derivative instruments;
•changes in interest rates;
•credit market volatility;
•changes in policyholder behavior;
•changes in corporate tax rates;
•changes to the RBC formulas and interpretations of the NAIC instructions with respect to RBC calculation methodologies; and
•changes to the ECR, Bermuda Solvency Capital Requirement (“BSCR”), or target capital level (“TCL”) formulas and interpretations of the BMA’s instructions with respect to ECR, BSCR, or TCL calculation methodologies.

Further to NAIC activities with respect to RBC calculation methodologies, the NAIC is pursuing a variety of reforms to its RBC framework, which could increase the capital requirements for our U.S. insurance subsidiaries. Examples include the following: (i) a new longevity risk charge was adopted in 2021; (ii) changes to risk charges for bonds and real estate were also adopted for 2021; (iii) changes to the charge for mortality risk are currently under consideration and could be adopted in the near future; (iv) a principles-based bond project is underway, which includes consideration of factors to determine whether an investment in asset-backed securities qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term invested assets), the latter of which could result, among other things, in the capital charge treatment of the investment being less favorable; and (v) a process to review capital charges on structured securities has commenced as well as the evaluation of private credit rating providers’ rating information and process for privately issued securities purchased by insurers, each of which could increase the level of capital required to be held against these assets.

NRSROs may also implement changes to their internal models, which differ from the RBC and BSCR capital models, that have the effect of increasing or decreasing the amount of statutory capital our subsidiaries must hold in order to maintain their current ratings. For example, on December 6, 2021, S&P Global Ratings published a Request for Comment on its methodology and assumptions for analyzing the risk-based capital adequacy of insurers and reinsurers. To the extent that one of our insurance subsidiary’s solvency or capital ratios is deemed to be insufficient by one or more NRSROs to maintain their current ratings, we may take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we are unable to accomplish such actions, NRSROs may view this as a reason for a ratings downgrade. Regulatory developments, including the NAIC’s recent adoption of amendments to its Insurance Holding Company System Regulatory Act and Model Regulation requiring, subject to certain exceptions, that our retirement services business file a confidential annual group capital calculation (and likely the results of an annual liquidity stress test) with the Iowa Insurance Division, the lead state insurance regulator of its U.S. insurance subsidiaries, may increase the amount of capital that our retirement services business is required to hold and could result in it being subject to increased regulatory requirements.

If a subsidiary’s solvency or capital ratios reach certain minimum levels, it could subject us to further examination or corrective action imposed by our insurance regulators. Corrective actions may include limiting our subsidiaries’ ability to write additional business, increased regulatory supervision, or seizure or liquidation of the subsidiary’s business, each of which could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

Repurchase agreement programs subject us to potential liquidity and other risks.

Our retirement services business may engage in repurchase agreement transactions whereby it sells fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. These repurchase agreements provide our retirement services business with liquidity and in certain instances also allow it to earn spread income. Under such agreements, our retirement services business may be required to deliver additional securities or cash as margin to the counterparty if the value of the securities sold decreases prior to the repurchase date. If our retirement services business is required to return significant amounts of cash collateral or post cash or securities as margin on short notice or have inadequate cash on hand as of the repurchase date, it may be forced to sell securities to meet such obligations and may have difficulty doing so in a timely manner or may be forced to sell securities in a volatile or illiquid market for less than it otherwise would have been able to realize under normal market conditions. Rehypothecation of subject securities by the counterparty may also create risk with respect to the counterparty’s ability to perform its obligations to tender such securities on the repurchase date. Such facilities may not be available to our retirement services business on favorable terms or at all in the future.

Our retirement services business is subject to the credit risk of its counterparties, including ceding companies, reinsurers, plan sponsors, and derivative counterparties.

Athene and its insurance subsidiaries encounter various types of counterparty credit risk. Athene’s insurance subsidiaries cede certain risk to third-party insurance companies that may cover large volumes of business and expose them to a concentration of credit risk with respect to such counterparties. Such subsidiaries may not have a security interest in the underlying assets and despite certain indemnification rights, they retain liability to their policyholders if a counterparty fails to perform. Certain of Athene’s U.S. insurance subsidiaries also reinsure liabilities from other insurance companies and these subsidiaries may be negatively impacted by changes in the ceding companies’ ratings, creditworthiness, and market perception, or any policy administration issues. Athene further assumes pension obligations from plan sponsors that expose it to the credit risk of the plan sponsor. In addition, our retirement services business is exposed to credit loss in the event of nonperformance by its derivative agreement counterparties. If any of these counterparties is not able to satisfy its obligations to us or third parties, including policyholders, we may not achieve our targeted returns and our financial position, results of operations, liquidity and cash flow may be materially adversely affected.

The investment portfolio of our retirement services business may be subject to concentration risk, particularly with respect to single issuers, including MidCap, Athora, PK AirFinance, Wheels/Donlen and SoftBank, among others; industries, including financial services; and asset classes, including real estate.

Our retirement services business faces single issuer concentration risk both in the context of strategic alternative investments, in which it occasionally holds significant equity positions, and large asset trades, in which it generally holds significant debt positions. The most significant concentration risk exposures of our retirement services business arising in the context of strategic alternative investments, on a risk-adjusted basis, are its investments in MidCap, a provider of revolving and term debt facilities to middle market companies in North America and Europe; and Athora, an insurance holding company focused on the European life insurance market. The most significant concentration risk exposures of our retirement services business arising in the context of large asset trades, on a risk-adjusted basis, are its investments in the securities issued by PK AirFinance, a provider and arranger of loans principally to airlines and aircraft leasing companies secured by commercial aircraft; the securities issued by Wheels/Donlen, an automotive fleet leasing and management company; and its loan to SoftBank. From time to time, in order to facilitate certain large asset trades and in exchange for commitment fees, our retirement services business may commit to purchasing a larger portion of an investment than it ultimately expects to retain, and in such instances our retirement services business is reliant upon the ability of our asset management business to syndicate the transaction to other investors. If our asset management business is unsuccessful in its syndication efforts, our retirement services business may be exposed to greater concentration risk than what it would deem desirable from a risk appetite perspective and the commitment fee that it receives may not adequately compensate it for this risk.

Given the significant exposure of our retirement services business to these issuers, we are subject to the idiosyncratic risk inherent in their business. For example:

•As a life insurer, Athora is subject to credit risk with respect to its investment portfolio and mortality risk with respect to its product liabilities, each of which may be exacerbated by unforeseen events, including but not limited to the spread of the COVID-19 pandemic. Further, Athora has significant European operations, which expose it to volatile economic conditions and risks relating to European member countries and withdrawals thereof, such as the UK. In addition, Athora is subject to multiple legal and regulatory regimes that may hinder or prevent it from achieving its business objectives.

•Our retirement services business’ investment in the PK AirFinance securitization of loans is subject to risks to the aircraft and airline industries generally, and specifically in connection with the decrease in air travel as a result of the continued impact from COVID-19, which has resulted in delinquent loan payments and has resulted in a reduction in aircraft valuations. While such investment is supported by significant equity subordination provided by borrowers, if borrowers default on their loans, PK AirFinance may pursue foreclosure and re-market the related aircraft or may restructure the defaulted loans. To the extent that the proceeds from any such restructuring or re-marketing were not sufficient to satisfy the corresponding principal balance in the securitization, significant losses on our investment could be recognized, beginning with the equity tranche of the securitization that it holds.

To the extent that our retirement services business suffers a significant loss on our investment in MidCap, Athora, the securities issued by PK AirFinance or Wheels/Donlen, or the loan to SoftBank, our financial condition, results of operations and cash flows could be adversely affected.

MidCap, PK AirFinance and Wheels/Donlen are nonbank lenders focused on providing financing to individuals or entities. As a result, through these investments, we have significant exposure to credit risk, which has increased as a result of the economic conditions brought about by the spread of COVID-19. In addition to the concentration risk arising from our retirement services business’ investments in single issuers within the nonbank lending sector of the financial services industry, we have significant exposure to the financial services industry more broadly as a result of the composition of investments in our retirement services business’ investment portfolio. The current economic volatility or any further macroeconomic, regulatory or other changes having an adverse impact on the financial services industry more broadly, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

At present, a significant portion of the net invested assets of our retirement services business are invested in real estate-related assets. Any significant decline in the value of real estate generally or the occurrence of any of the risks described elsewhere in this report with respect to the real estate-related investments of our retirement services business could materially and adversely affect our financial condition and results of operations. Specifically, through the investments of our retirement services business in CML and CMBS, we have exposure to certain categories of commercial property, including office buildings, hospitality and retail, that have been adversely affected by the spread of COVID-19. In addition, the CML our retirement services business holds, and CML underlying the CMBS that our retirement services business holds, face both default and delinquency risk.

Conflicts of Interest

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.

We increasingly confront potential conflicts of interest relating to our business, our investment activities and the investment activities of the funds we manage. As an asset manager, conflicts of interest may arise in connection with investment decisions including regarding the identification, making, management, valuation, disposition, and timing of a fund’s investments. These conflicts of interest include conflicts that arise among the funds we manage as well as between us and the funds we manage. Certain inherent conflicts of interest arise from the fact that (i) we provide investment management services to more than one fund or client, (ii) the funds we manage often have one or more overlapping investment strategies, and (iii) we could choose to allocate an investment to more than one fund. Also, the investment strategies employed by us for current and future clients, or on our own behalf, could conflict with each other, and may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more clients. If participation in specific investment opportunities is appropriate for more than one of the funds we manage, participation in such opportunities will be allocated pursuant to our allocation policies and procedures, which take into account the terms of the relevant partnership or investment management agreement as well as the decisions of our allocations committee.

In addition to the potential for conflict among the funds we manage, we face the potential for conflict between us and the funds we manage or clients. These conflicts may include: (i) the allocation of investment opportunities between Apollo and the funds Apollo manages; (ii) the allocation of investment opportunities among funds with different performance fee structures, or where our personnel have invested more heavily in one fund than another; and (iii) the determination of what constitutes fund-related expenses and the allocation of such expenses between our advised funds and us.

The documents of the funds we manage typically do not mandate specific allocations with respect to co-investments. The investment advisers of the funds we manage may have an incentive to provide potential co-investment opportunities to certain investors in lieu of others and/or in lieu of an allocation to the funds we manage (including, for example, as part of an investor’s overall strategic relationship with us) if such allocations are expected to generate relatively greater fees or performance allocations to us than would arise if such co-investment opportunities were allocated otherwise.

The conflicts of interest stemming from investment allocation decisions are exacerbated by our sponsorship of SPACs. After a SPAC has completed its initial public offering, it has to complete its initial business combination within a predetermined completion window. If a SPAC fails to complete a business combination in the prescribed time, the SPAC is required to redeem the shares of its investors while we and the funds we manage, as the SPAC sponsor, would lose our entire investment. In order to protect our capital, our investment professionals may allocate a potential investment to a SPAC as opposed to a different Apollo managed fund, portfolio company or client, thereby creating a conflict of interest. This conflict of interest will increase as our SPACs get closer to the end of their completion window.

The funds we manage invest in portfolio companies whose operations may be substantially similar to and/or competitive with the portfolio companies in which our other funds have invested. The performance and operation of such competing businesses could conflict with and adversely affect the performance and operation of the portfolio companies of the funds we manage, and may adversely affect the prices and availability of business opportunities or transactions available to such portfolio companies. In addition, we may take different actions across funds with similar investment programs, objectives or strategies. For example, one of the private equity funds we manage could have an interest in pursuing an acquisition, divestiture or other transaction, even though the proposed transaction would subject one or more of the investments of the credit funds we manage to additional or increased risks. We may also advise clients with investment objectives or strategies that conflict with those of certain of the funds we manage. We, the funds we manage or the portfolio companies of the funds we manage may also have ongoing relationships with issuers whose securities have been acquired by, or are being considered for investment by us. In addition, a dispute may arise between the portfolio companies of the funds we manage, and the investors in the funds we manage may be dissatisfied with our handling of such dispute.

We currently operate without information barriers in our asset management business that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions. Our executive officers, investment professionals or other employees may acquire confidential or material non-public information and, as a result, they, we, the funds we manage and other clients may be restricted from initiating transactions in certain securities. In the event that any of our employees obtains such material non-public information, we may be restricted in acquiring or disposing of investments on behalf of the funds we manage, which could impact the returns generated for such funds. Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material non-public information could fail and result in us, or one of our investment professionals, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory or financial sanctions and, as a consequence, negatively impact our ability to provide our investment management services to our clients and the funds we manage.

The functions of our affiliates, such as AGS and AGF, may give risk to a number of conflicts of interest. AGS is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) that principally conducts private placements and provides services in respect of the underwriting and syndication of securities, transaction advisory services, including capital markets advisory and structuring services, and merger and acquisition advisory services. AGS’s underwriting services are provided to existing and potential portfolio companies of the funds we manage and to such funds, as well as to third parties. Additionally, certain of our affiliates and/or portfolio companies of the funds we manage are engaged in the loan origination and/or servicing businesses, and may originate, structure, arrange, syndicate and/or place loans to the funds we manage and their portfolio companies as well as third parties. AGF provides a variety of services with respect to financial instruments, including loans, that are not subject to broker-dealer regulations, such as arranging, structuring and syndicating loans, debt advisory and other similar services. For such services, AGS or AGF or other of our affiliates, could be engaged by either the participating funds we manage or the corporate borrower, as well as third parties. Such services have become increasingly important, given changes in the regulatory framework for banks, and the rise in capital solutions or similar transactions without the use of traditional, third party financial intermediaries. For example, our affiliates, among other things, identify potential third-party investors (including potential co-investors, syndication participants and/or financing counterparties), assist in structuring the transaction so that it will be more marketable to third-party investors and/or financing counterparties, prepare marketing materials, perform outreach, syndicate and sell-down instruments, arrange financing and provide post-closing support to the funds we manage. While we believe these kinds of transactions are beneficial to our clients and the funds we manage, the functions that AGS and AGF may perform give rise to a number of conflicts of interest. In connection with their services to the funds we manage and their portfolio companies, such affiliates and/or the portfolio companies receive fees from the funds we manage, portfolio companies of the funds we manage and third-party borrowers. Consequently, our relationship with these entities may give rise to conflicts of interest between (i) us and portfolio companies of the funds we manage and/or (ii) us and the funds we manage.

Certain of our executive officers and senior investment professionals have established family offices to provide investment advisory, accounting, administrative and other services to their respective family accounts (including certain charitable accounts) in connection with their personal investment activities unrelated to their investments in Apollo entities. The investment activities of the family offices, and the involvement of the executive officer or senior investment professional in these activities may give rise to potential conflicts between the personal financial interests of the executive officer or senior investment professional and the interests of us, any of our subsidiaries or any stockholder other than such executive officer or senior investment professional.

From time to time, we finance, securitize or employ structured finance arrangements in respect of certain of our balance sheet assets. We could also employ structured financing arrangements with respect to co-investment interests and investments in other funds made by our entities (including, potentially, co-investments with the funds we manage). These structured financing arrangements could alter our returns and risk exposure with respect to the applicable balance sheet assets as compared to our returns and risk exposure if we held such assets outside of such structured financing arrangements, and could create incentives for us to take actions in respect of such assets that we otherwise would not in the absence of such arrangements or otherwise alter our alignment with investors in such investments. These arrangements could also result in us realizing liquidity with respect to our equity investment in a fund or other entity at a different point in time (including earlier) than the limited partners of such entity.

In addition, the funds we manage may, subject to applicable requirements in their governing documents, which may include obtaining advisory board consent, determine to sell a particular portfolio investment into a separate vehicle, which may be managed by us, with different terms (i.e., longer duration) than the fund that originally acquired the portfolio investment, and provide limited partners with the option to monetize their investment with the fund at the time of such sale, or to roll all or a portion of their interest in the portfolio investment into a new vehicle. Under such circumstances, we may invest in or alongside the new vehicle, or hold the entirety of the portfolio investment sold by the fund through or alongside the new vehicle (i.e., in the event that all limited partners elect to monetize their investment at the time of sale to the new vehicle). As a consequence, conflicts of interest may arise across the funds we manage, limited partners, and us.

Most of the funds we manage obtain subscription line facilities to facilitate investments and operations, including the payment of fees and expenses. If an investment fund obtains a subscription line facility, the fund’s working capital needs will in most instances be satisfied through borrowings by the fund under the subscription line facility, and, less so, by drawdowns of capital contributions by the fund. As a result, capital calls are expected to be conducted in larger amounts on a less frequent basis in order to, among other things, repay borrowings and related interest expenses due under such subscription line facilities.

Where an investment fund uses borrowings under a subscription line facility in advance or in lieu of receiving capital contributions from investors to repay any such borrowings and related interest expenses, the use of such facility will result in a different (and perhaps higher) reported internal rate of return than if the facility had not been utilized and instead capital contributions from investors had been contributed at the inception of an investment. This may present conflicts of interest. Because the preferred return of investment funds typically does not accrue on such borrowings, but rather only accrues on capital contributions when made, the use of such subscription line facilities may reduce or eliminate the preferred return received by the investors and accelerate or increase distributions of performance-based allocation to the relevant general partner. This will provide the general partner with an economic incentive to fund investments through such facilities in lieu of capital contributions. However, since interest expense and other costs of borrowings under subscription lines of credit are an expense of the investment fund, the investment fund’s incurred expenses will be increased, which may reduce the amount of performance fees generated by the fund.

Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which would materially adversely affect our business and results of operations.

Risks Related to Regulation and Litigation

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses.

We are subject to extensive regulation, including periodic examinations and requirements to obtain and maintain licenses and/or other approvals, by government agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. The various laws and regulations to which we are subject are discussed in greater detail in “Item 1. Business – Regulatory and Compliance Matters” of the annual report on Form 10-K for the year ended December 31, 2021 of Apollo Asset Management, Inc. and “Item 1. Business – Regulation” of the annual report on Form 10-K for the year ended December 31, 2021 of Athene Holding Ltd. As detailed in those sections, certain of our businesses, subsidiaries and/or affiliates are, among others, regulated under the Investment Advisers Act; the Investment Company Act; the Dodd-Frank Wall Street Reform and Consumer Protection Act; the EU Alternative Investment Fund Managers Directive; the EU Markets in Financial Instruments Directive; the Regulation on OTC Derivatives, Central Counterparties and Trade Repositories; the Financial Stability Oversight Council; the Federal Reserve; the SEC; FINRA; U.S. Department of Labor; the Internal Revenue Service (“IRS”); the Office of the Comptroller of the Currency; NAIC; the Federal Communications Commission; insurance regulators in the US, EU, Bermuda, UK, Ireland, Italy, Switzerland, Germany, Belgium, the Netherlands, Australia, Jersey, Singapore, Canada, Malaysia, South Korea and Hong Kong; banking regulators in Germany, Slovenia and Spain; as well as rules and regulations over CLO risk retention, real estate investment trusts, broker-dealers, “over the counter” derivatives markets, commodity pool operators, commodity trading advisors, gaming companies, and natural resources companies. We are also subject to laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act, as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Department of Commerce and the U.S. Department of State. Compliance with such laws and regulations requires increasing amounts of resources and the attention of our management team. Any violation, even if alleged, of such laws and regulations or any failure to obtain or maintain licenses and/or other regulatory approvals as required for our operations may have a material adverse effect on our businesses, financial condition, results of operations, liquidity, cash flows and prospects.

Many of these laws and regulations empower regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., to conduct investigations and administrative proceedings that can result in penalties, fines, suspensions or revocations of licenses and/or other regulatory approvals, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders, enforcement actions and settlements, or the suspension or expulsion of an investment adviser from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. These requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in the funds we manage and policyholders of our retirement services business and may not necessarily be designed to protect our stockholders. Other regulations, such as those promulgated by the Committee on Foreign Investment in the United States and similar foreign direct investment regimes in other jurisdictions, may impair our ability to invest the funds we manage and/or for such funds to realize full value from our investments in certain industries and countries.

Our businesses may be adversely affected as a result of new or revised legislation or regulations imposed by U.S. or foreign government agencies or self-regulatory organizations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these government agencies and self-regulatory organizations. The financial services industry is the focus of increased regulatory scrutiny as various U.S. state and federal government agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of this industry. Government agencies in the U.S. and worldwide have also become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general. Consequently, we may be subject to new, increasingly severe, regulations and restrictions on our business that could have a material adverse effect on our businesses, financial condition, results of operations, liquidity, cash flows and prospects.

We are subject to third-party litigation from time to time that could result in significant liabilities and reputational harm, which could have a material adverse effect on our results of operations, financial condition and liquidity.

The activities of our businesses, including the investment activities of the funds we manage and activities of our employees in connection with the funds, their portfolio companies, our insurance subsidiaries, as well as publicly listed vehicles we manage or sponsor, including SPACs, may subject us and certain of our employees to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of such funds, holders of our or the funds’ portfolio companies’ debt or equity, policyholders of our retirement services business, public stockholders, and investors in the SPACs we sponsor and a variety of other potential litigants. In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund, breach of fiduciary duties or securities laws, or other forms of misconduct. Fund investors could sue us to recover amounts lost by the funds we manage due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of the funds we manage or from third-party allegations that we (i) improperly exercised control or influence over companies in which the funds we manage have large investments or (ii) are liable for actions or inactions taken by portfolio companies that such third parties argue we control. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. Our rights to indemnification by the funds we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. With many highly paid investment professionals and complex compensation and incentive arrangements, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount.

If any civil or criminal litigation brought against us were to result in a finding of substantial legal liability or culpability, the litigation could, in addition to any financial damage, cause significant reputational harm to us, which could seriously harm our business. In addition, we may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business.

Risks Related to Taxation

Our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure is also subject to ongoing future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

The tax treatment of our structure and transactions undertaken by us depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal, state, local and non-U.S. income tax law for which no clear precedent or authority may be available. In addition, U.S. federal, state, local and non-U.S. income tax rules are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury, and non-U.S. legislative and regulatory bodies, which frequently results in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. It is possible that future legislation increases the U.S. federal income tax rates applicable to corporations, limits further the deductibility of interest, subjects carried interest to more onerous taxation or effects other changes that could have a material adverse effect on our business, results of operations and financial condition. We cannot predict whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. or non-U.S. tax payable by us, the funds we manage, portfolio companies owned by such funds or by investors in our shares. If any such developments occur, our business, results of operation and cash flows could be adversely affected and such developments could have an adverse effect on your investment in our shares.

Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and the funds we manage is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.

The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions where we and our affiliates invest or conduct business have continued to recommend and implement changes related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of the fund structures and could have an adverse tax impact on the funds we manage, investors and/or the portfolio companies of the funds we manage. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. As a result, uncertainty remains around the access to tax treaties for some of the investments’ holding platforms, which could create situations of double taxation and adversely impact the investment returns of the funds we manage.

In addition, the OECD is working on a two pillar initiative, “BEPS 2.0,” which is aimed at (1) shifting taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) ensuring all companies pay a global minimum tax (“Pillar Two”). For countries other than the U.S., the OECD recommended model rules for Pillar Two in late 2021. For the U.S., the OECD is expected to complete its recommendation in 2022 with the release of commentary on the interaction between the model rules and current U.S. tax law. Several aspects of the model rules currently remain unclear or uncertain notwithstanding existing commentary. It is possible that countries or jurisdictions may implement the recommended model rules as drafted, in a modified form, or not at all. Depending on how the model rules are implemented or clarified by additional commentary or guidance in the future, our business and the businesses of the portfolio companies of the funds we manage could be significantly impacted. The timing, scope and implementation of any of these provisions remain subject to significant uncertainty.

Changes in U.S. and foreign tax law could adversely affect our ability to raise funds from certain investors.

Under the Foreign Account Tax Compliance Act (“FATCA”), certain U.S. withholding agents, foreign financial institutions (“FFIs”), and non-financial foreign entities, are required to report information about offshore accounts and investments to the U.S. or their local taxing authorities annually or be subject to a 30% U.S. withholding tax on certain U.S. payments. The reporting obligations imposed under FATCA require FFIs to comply with agreements with the IRS to obtain and disclose information about certain investors to the IRS. The administrative and economic costs of compliance with FATCA may discourage some investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Other countries, such as the U.K., Luxembourg, and the Cayman Islands, have implemented regimes similar to that of FATCA. The OECD has also developed the Common Reporting Standard (“CRS”) for exchange of information pursuant to which many countries have now signed multilateral agreements. Rules and regulations are currently and will continue to be introduced (particularly pursuant to the EU “Directive on Administrative Co-Operation”, or “DAC 6”, and the OECD’s model Mandatory Disclosure Rules) which require the reporting to tax authorities of information about certain types of arrangements, including arrangements which may circumvent the CRS. Compliance with CRS and other similar regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.

Our non-U.S. subsidiaries may be subject to U.S. federal income taxation in an amount greater than expected.

Our non-U.S. subsidiaries (including AHL) are treated as foreign corporations under the Internal Revenue Code (such subsidiaries, the “Non-U.S. Companies”). Each of the Non-U.S. Companies currently intends to operate in a manner that will not cause it to be subject to U.S. federal income taxation on a net basis in any material amount. However, there is considerable uncertainty as to when a foreign corporation is engaged in a trade or business (or has a permanent establishment) in the U.S., as the law is unclear and the determination is highly factual and must be made annually, and therefore there can be no assurance that the IRS will not successfully contend that a Non-U.S. Company that does not intend to be treated as engaged in a trade or business (or as having a permanent establishment) in the U.S. does, in fact, so engage (or have such a permanent establishment). If any such Non-U.S. Company is treated as engaged in a trade or business in the U.S. (or as having a permanent establishment), it may incur greater tax costs than expected on any income not exempt from taxation under an applicable income tax treaty, which could have a material adverse effect on our financial condition, results of operations and cash flows.

AHL is currently a UK tax resident and expects to qualify for the benefits under the income tax treaty between the U.S. and the UK (the “UK Treaty”) because its common shares are owned by AGM, the common shares of which are listed and regularly traded on the NYSE. In addition, certain of AHL’s subsidiaries treated as resident in the UK for UK tax purposes (“UK Resident Companies”) expect to qualify for the benefits of the UK Treaty by reason of being subsidiaries of AGM or by reason of satisfying an ownership and base erosion test. Accordingly, AHL and the UK Resident Companies are expected to qualify for certain exemptions from, or reduced rates of, the U.S. taxes described above that are provided for by the UK Treaty. However, there can be no assurances that AHL and the UK Resident Companies will continue to qualify for treaty benefits or satisfy all of the requirements for the tax exemptions and reductions they intend to claim. If AHL or any of the UK Resident Companies fails to qualify for such benefits or satisfy such requirements, it may incur greater tax costs than expected, which could have a material adverse effect on our financial condition, results of operations and cash flows.

The Base Erosion and Anti-Abuse Tax (“BEAT”) may significantly increase our tax liability.

The BEAT operates as a minimum tax and is generally calculated as a percentage (10% for taxable years before 2026 and 12.5% thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to foreign affiliates of the taxpayer, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year (determined without regard to certain tax credits).

Certain reinsurance agreements of our retirement services business require certain of our U.S. subsidiaries (including any non-U.S. subsidiaries subject to U.S. federal income taxation) to pay or accrue substantial amounts to certain of our non-U.S. reinsurance subsidiaries that would be characterized as “base erosion payments” with respect to which there are “base erosion tax benefits.” These and any other “base erosion payments” may cause us to be subject to the BEAT. In addition, tax authorities may disagree with our BEAT calculations, or the interpretations on which those calculations are based, and assess additional taxes, interest and penalties.

We will establish our tax provision in accordance with U.S. GAAP. However, there can be no assurance that this provision will accurately reflect the amount of U.S. federal income tax that we ultimately pay, as that amount could differ materially from the estimate. There may be material adverse consequences to our business if tax authorities successfully challenge our BEAT calculations, in light of the uncertainties described above.

Changes in U.S. tax law might adversely affect demand for our retirement services products.

Many of the products that our retirement services business sells and reinsures benefit from one or more forms of tax-favored status under current U.S. federal and state income tax regimes. For example, our retirement services business sells and reinsures annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract. Future changes in U.S. federal or state tax law could reduce or eliminate the attractiveness of such products, which could affect the sale of retirement services’ products or increase the expected lapse rate with respect to products that have already been sold. Decreases in product sales or increases in lapse rates, in either case, brought about by changes in U.S. tax law, may result in a decrease in net invested assets and therefore investment income and may have a material and adverse effect on our business, financial position, results of operations and cash flows.

There is U.S. income tax risk associated with reinsurance between U.S. insurance companies and their Bermuda affiliates.

If a reinsurance agreement is entered into among related parties, the IRS is permitted to reallocate or recharacterize income, deductions or certain other items, and to make any other adjustment, to reflect the proper amount, source or character of the taxable income of each of the parties. If the IRS were to successfully challenge our reinsurance arrangements, our financial condition, results of operations and cash flows could be adversely affected.

Our Bermuda subsidiaries are subject to the risk that Bermuda tax laws may change and that they may become subject to new Bermuda taxes following the expiration of a current exemption after 2035.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given certain of our subsidiaries assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to our subsidiaries or any of our operations, shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by our subsidiaries in respect of real property owned or leased by our subsidiaries in Bermuda. Given the limited duration of the Bermuda Minister of Finance’s assurance, we cannot assure you that our subsidiaries will not be subject to any Bermuda tax after March 31, 2035.

Risks Related to Our Common Shares

The market price and trading volume of our shares may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares may fluctuate and cause significant price variations to occur. You may be unable to resell your shares at or above your purchase price, if at all. Some of the factors that could negatively affect the price of our shares or result in fluctuations in the price or trading volume of our shares include: variations in our quarterly operating results or dividends, which variations we expect will be substantial; our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns; our creditworthiness, results of operations and financial condition; the credit ratings of the shares; the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities; failure to meet analysts’ earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our shares; additions or departures of key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by stockholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our businesses or enforcement of these laws and regulations, or announcements relating to these matters; a lack of liquidity in the trading of our shares; adverse publicity about the investment management industry generally or individual scandals, specifically; a breach of our computer systems, software or networks, or misappropriation of our proprietary information; and economic, financial, geopolitical, regulatory or judicial events or conditions that affect us or the financial markets.

An investment in our shares is not an investment in any of the funds we manage, and the assets and revenues of such funds are not directly available to us.

Our shares are securities of Apollo Global Management, Inc. only. While our historical consolidated and combined financial information includes financial information, including assets and revenues of certain funds we manage on a consolidated basis, and our future financial information will continue to consolidate certain of these funds, such assets and revenues are available to the fund, and not to us except through management fees, performance fees, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain legal actions between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.

Article XIV of our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL, the Certificate of Incorporation or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) any action asserting a claim governed by the internal affairs doctrine, except for, as to each of (a) through (d) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. The exclusive forum provision also provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Stockholders cannot waive, and will not be deemed to have waived under the exclusive forum provision, the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Certificate of Incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Declaration, payment and amounts of dividends, if any, to holders of our shares will be uncertain.

It is expected that we will declare and pay an annual dividend of $1.60 per share of our common stock, with increases based on the growth of the business as determined by our board of directors. The amount of dividends, if any, that are declared or paid to our stockholders, depends on a number of factors. Our board of directors will have sole discretion to determine whether any dividends will be declared, when dividends, if any, are declared, and the amount of such dividends. We expect that such determination would be based on a number of considerations, including our results of operations and capital management plans and the market price of our shares, the availability of funds, our access to capital markets as well as industry practice and other factors, deemed relevant by our board of directors, such as insurance regulatory requirements applicable to our subsidiaries. In addition, our ability to pay dividends and the amount of any dividends ultimately paid in respect of our shares will, in each case, be subject to receiving funds, directly or indirectly, from our operating subsidiaries, AAM and AHL. Furthermore, the ability of these operating subsidiaries to make distributions to us will depend on satisfying applicable law with respect to such distributions and making prior distributions on the AAM and AHL outstanding preferred stock, and the ability of AAM and AHL to receive distributions from their own respective subsidiaries will continue to depend on applicable law with respect to such distributions. There can be no guarantee that our stockholders will receive or be entitled to dividends commensurate with the historical dividends of AAM.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

On March 1, 2022, the Company issued 337,610 restricted shares in connection with the first closing of its previously announced transaction with Griffin Capital. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended March 31, 2022.

Period	Total number of shares of common stock purchased(1)	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs(3)	Approximate dollar value of common stock that may yet be purchased under the plans or programs
January 1, 2022 through January 31, 2022
Opportunistic repurchases	—		—
Equity award-related repurchases(2)	65,271		65,271
Total	65,271	$—	65,271	$2,495,267,379
February 1, 2022 through February 28, 2022
Opportunistic repurchases	—		—
Equity award-related repurchases(2)	1,894,478		1,894,478
Total	1,894,478	$66.89	1,894,478	$2,368,537,205
March 1, 2022 through March 31, 2022
Opportunistic repurchases	—		—
Equity award-related repurchases(2)	3,712,506		3,089,182
Total	3,712,506	$52.24	3,089,182	$2,174,586,271
Total
Opportunistic repurchases	—		—
Equity award-related repurchases(2)	5,672,255		5,048,931
Total	5,672,255		5,048,931

(1) Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the three months ended March 31, 2022, we repurchased 623,324 shares of common stock at an average price paid per share of $62.72 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards.

(2) Represents repurchases of shares of common stock in order to offset the dilutive impact of share issuances under the Equity Plan including reductions of shares of common stock that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations.

(3) Pursuant to a share repurchase program that was publicly announced on January 3, 2022, the Company is authorized to repurchase (i) up to an aggregate of $1.5 billion of shares of its common stock in order to opportunistically reduce its share count and (ii) up to an aggregate of $1.0 billion of shares of its common stock in order to offset the dilutive impact of share issuances under the its equity incentive plans, in each case with the timing and amount of repurchases to depend on a variety of factors including price, economic and market conditions as well as expected capital needs, evolution in Company’s capital structure, legal requirements and other factors. Under the share repurchase program, repurchases may be of outstanding shares of common stock occurring from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, as well as through reductions of shares that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended. The program may be suspended, extended, modified or discontinued at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.
ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of March 8, 2021, by and among Apollo Global Management, Inc., Athene Holding Ltd., Tango Holdings, Inc., Blue Merger Sub, Ltd., and Green Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Apollo Asset Management, Inc.’s Form 8-K filed on March 8, 2021 (File No. 001-35107)).

3.1	Amended and Restated Certificate of Incorporation of Tango Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K12B filed on January 3, 2022 (File No. 001-41197)).

3.2
Amendment to the Amended and Restated Certificate of Incorporation of Apollo Global Management, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K12B filed on January 3, 2022 (File No. 001-41197)).

3.3	Amended and Restated Bylaws of Apollo Global Management, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K12B filed on January 3, 2022 (File No. 001-41197)).

*+10.1	Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan, as amended and restated as of January 26, 2022.

*+10.2	Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles, as amended and restated as of January 26, 2022.

+10.3	Athene Holding Ltd. 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.16.3 to Athene Holding Ltd.’s Form S-1 filed on October 25, 2016 (File No. 333-211243)).

+10.4	Amendment No. 1 to 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.16.4 to Athene Holding Ltd.’s Form S-1 filed on October 25, 2016 (File No. 333-211243)).

+10.5	Athene Holding Ltd. 2016 Share Incentive Plan (incorporated by reference to Exhibit 10.16.5 to Athene Holding Ltd.’s Form S-1 filed on October 25, 2016 (File No. 333-211243)).

+10.6	Athene Holding Ltd. 2019 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to Athene Holding Ltd.’s Form 8-K filed on June 10, 2019 dated June 4, 2019).

*+10.7	Amendment to the Athene Holding Ltd. 2014 Share Incentive Plan, Athene Holding Ltd. 2016 Share Incentive Plan and Athene Holding Ltd. 2019 Share Incentive Plan, effective as of January 1, 2022.

*+10.8	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

*+10.9	Form of Director Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

+10.10
Form of Incentive Program Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Apollo Asset Management, Inc.’s Form S-8 filed on September 5, 2019 (File No. 333-232797)).

+10.11
Form of Performance Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Apollo Asset Management, Inc.’s Form S-8 filed on September 5, 2019 (File No. 333-232797)).

+10.12
Form of Share Award Grant Notice and Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Apollo Asset Management, Inc.’s Form S-8 filed on September 5, 2019 (File No. 333-232797)).

+10.13
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Apollo Asset Management, Inc.’s Form S-8 filed on September 5, 2019 (File No. 333-232797)).

+10.14
Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Apollo Asset Management, Inc.’s Form S-8 filed on September 5, 2019 (File No. 333-232797)).

+10.15
Form of Successor Performance Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended September 30, 2019 (File No. 001-35107)).

+10.16
Form of Credit Bonus Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.17
Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (incorporated by reference to Exhibit 10.11 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended September 30, 2019 (File No. 001-35107)).

+10.18
Form of Share Award Grant Notice and Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (incorporated by reference to Exhibit 10.12 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended September 30, 2019 (File No. 001-35107)).

+10.19
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to Apollo Asset Management, Inc.’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.20
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to Apollo Asset Management, Inc.’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.21
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Performance Grants) (incorporated by reference to Exhibit 10.30 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107).

+10.22
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for continuing independent directors) (incorporated by reference to Exhibit 10.32 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.23
Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.24
Letter Agreement with Marc Rowan, dated December 31, 2021 (incorporated by reference to Exhibit 10.48 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

*10.25	Form of Indemnification Agreement.

*10.26	Form of Independent Director Engagement Letter.

*10.27	Stockholders Agreement, dated as of January 1, 2022, among Apollo Global Management, Inc., Leon D. Black, Marc J. Rowan, Joshua J. Harris and the other persons party thereto.

*10.28	Registration Rights Agreement, dated as of January 1, 2022, among Apollo Global Management, Inc., Scott M. Kleinman, James C. Zelter and the other persons party thereto.

10.29
Exchange Implementation Agreement, dated December 31, 2021, by and among Apollo Global Management, Inc. and certain other persons and certain holders of Apollo Operating Group (incorporated by reference to Exhibit 10.106 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 filed on February 25, 2022 (File No. 001-35107)).

10.30
Amended and Restated Tax Receivable Agreement, dated as of May 6, 2013, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings VI, Apollo Principal Holdings VIII, L.P., AMH Holdings (Cayman), L.P. and each Holder defined therein. (incorporated by reference to Exhibit 10.10 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2016 (File No. 001-35107)).

10.31
Amendment to Amended and Restated Tax Receivable Agreement, dated as of September 5, 2019, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings VI, L.P. Apollo Principal Holdings VIII, L.P., AMH Holdings (Cayman), L.P. and each Holder defined therein (incorporated by reference to Exhibit 99.2 to Apollo Asset Management, Inc.’s Form 8-K filed on September 5, 2019 (File No. 001-35107)).

*10.32	Waiver to Amended and Restated Tax Receivable Agreement, dated May 2, 2022

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Global Management, Inc.
(Registrant)

Date: May 10, 2022	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)