Form 10-Q
period 2022-06-30
Apollo Global Management, Inc.
filed 2022-08-09
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022 OR

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
Securities registered pursuant to Section 12(g) of the Act: None

As of August 5, 2022, there were 570,990,539 shares of the registrant’s common stock outstanding.

Forward-Looking Statements
This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to the impact of COVID-19, the impact of energy market dislocation, market conditions and interest rate fluctuations generally, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, our dependence on certain key personnel, the accuracy of management’s assumptions and estimates, our use of leverage to finance our businesses and investments by the funds we manage, Athene’s ability to maintain or improve financial strength ratings, the impact of Athene’s reinsurers failing to meet their assumed obligations, Athene’s ability to manage its business in a highly regulated industry, changes in our regulatory environment and tax status, litigation risks and our ability to recognize the benefits expected to be derived from the merger of Apollo with Athene, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our quarterly report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2022, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Term or Acronym	Definition
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAME	Apollo Asset Management Europe LLP, a subsidiary of Apollo
AAME PC	Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P.
Accord I	Apollo Accord Fund, L.P.

Accord II	Apollo Accord Fund II, L.P.
Accord III	Apollo Accord Fund III, L.P.
Accord III B	Apollo Accord Fund III B, L.P.
Accord IV	Apollo Accord Fund IV, L.P.
Accord V	Apollo Accord Fund V, L.P.
ACRA	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ADIP	Apollo/Athene Dedicated Investment Program, a fund managed by Apollo including third-party capital that invests alongside Athene in certain investments
ADS	Apollo Debt Solutions BDC, a non-traded business development company managed by Apollo
Advisory	The certain assets advised by ISGI
AINV	Apollo Investment Corporation
AIOF I	Apollo Infrastructure Opportunities Fund, L.P.
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
AmeriHome	AmeriHome Mortgage Company, LLC
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM.
ANRP I	Apollo Natural Resources Partners, L.P., together with its parallel funds and alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its parallel funds and alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments”
Apollo Origination Partners	Apollo Origination Partnership, L.P.
APSG I	Apollo Strategic Growth Capital
APSG II	Apollo Strategic Growth Capital II
ARI	Apollo Commercial Real Estate Finance, Inc.
Asia RE Fund I	Apollo Asia Real Estate Fund I, L.P., including co-investment vehicles
Asia RE Fund II	Apollo Asia Real Estate Fund II, L.P., including co-investment vehicles

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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
Athene	Athene Holding Ltd. (“Athene Holding” or “AHL” together with its subsidiaries), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary ISG, provides asset management and advisory services.
Athora	Athora Holding, Ltd. (“Athora Holding”, together with its subsidiaries), a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.
AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
AUSA	Athene USA Corporation
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CDI	California Department of Insurance
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned Apollo Operating Group units.
Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, as well as institutional costs related to institutional products, presented on an annualized basis for interim periods

Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products, as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period and is presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from Perpetual Capital Vehicles.
DSI	Deferred sales inducement
ECR	Enhanced Capital Requirement
EPF I	Apollo European Principal Finance Fund I
EPF II	Apollo European Principal Finance Fund II
EPF III	Apollo European Principal Finance Fund III
EPF IV	Apollo European Principal Finance Fund IV
Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FABR	Funding agreement backed repurchase agreement
FCI I	Financial Credit Investment Fund I
FCI II	Financial Credit Investment Fund II
FCI III	Financial Credit Investment Fund III
FCI IV	Financial Credit Investment Fund IV
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM
Fee Related Earnings, or FRE	Component of Adjusted Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) advisory and transaction fees, (iii)
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series, financial credit investment, structured credit recovery and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.

Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2022 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of real estate equity, hybrid real estate or infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on June 30, 2022 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
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

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to AAME and AAME PC
Jackson	Jackson Financial, Inc., together with its subsidiaries
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs .
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MidCap	MidCap FinCo Designated Activity Company
MMS	Minimum margin of solvency
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	The sum of (a) total investments on the consolidated balance sheets with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an allowance for credit losses. Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest
Net investment earned rate	Income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
Net IRR of accord series, financial credit investment, structured credit recovery and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.

Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to the funds, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of real estate equity, hybrid real estate and infrastructure funds	The fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed Modco agreements in order to appropriately match the costs incurred in the consolidated statements of operations with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities is net of the reserve liabilities attributable to the ACRA noncontrolling interest.
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
(iii) unused credit facilities;
(iv) available commitments on those funds that generate management fees on invested capital;
(v) structured portfolio company investments that do not generate monitoring fees; and
(vi) the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.
NYC UBT	New York City Unincorporated Business Tax
NYSDFS	New York State Department of Financial Services
Other liability costs	Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, as well as offsets for premiums, product charges and other revenues
"Other operating expenses" within the Principal Investing segment	Expenses incurred in the normal course of business and includes allocations of non-compensation expenses related to managing the business.
“Other operating expenses” within the Retirement Services segment	Expenses incurred in the normal course of business inclusive of compensation and non-compensation expenses.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
PCD	Purchased Credit Deteriorated Investments
Performance allocations, Performance fees, Performance revenues, Incentive fees and Incentive income	The interests granted to Apollo by a fund managed by Apollo that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments

Performance Fee-Eligible AUM	AUM that may eventually produce performance fees. All funds for which we are entitled to receive a performance fee allocation or incentive fee are included in Performance Fee-Eligible AUM, which consists of the following:
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
Perpetual Capital
Assets under management of indefinite duration, that may only be withdrawn under certain conditions or subject to certain limitations, including but not limited to satisfying required hold periods or percentage limits on the amounts that may be redeemed over a particular period. The investment management, advisory or other service agreements with our Perpetual Capital vehicles may be terminated under certain circumstances.

Principal Investing Income, or PII	Component of Adjusted Segment Income that is used to assess the performance of the Principal Investing segment. For the Principal Investing segment, PII is the sum of (i) realized performance fees, excluding realizations received in the form of shares, (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses
Principal investing compensation	Realized performance compensation, distributions related to investment income and dividends, and includes allocations of certain compensation expenses related to managing the business.
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
Private equity investments	(i) Direct or indirect investments in existing and future private equity funds managed or sponsored by Apollo, (ii) direct or indirect co-investments with existing and future private equity funds managed or sponsored by Apollo, (iii) direct or indirect investments in securities which are not immediately capable of resale in a public market that Apollo identifies but does not pursue through its private equity funds, and (iv) investments of the type described in (i) through (iii) above made by Apollo funds
Realized Value	All cash investment proceeds received by the relevant Apollo fund, including interest and dividends, but does not give effect to management fees, expenses, incentive compensation or performance fees to be paid by such Apollo fund.
Redding Ridge	Redding Ridge Asset Management, LLC and its subsidiaries, which is a standalone, self-managed asset management business established in connection with risk retention rules that manages CLOs and retains the required risk retention interests.
Redding Ridge Holdings	Redding Ridge Holdings LP
Remaining Cost	The initial investment of the fund in a portfolio investment, reduced for any return of capital distributed to date on such portfolio investment
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
RSUs	Restricted share units
SCRF I	Structured Credit Recovery Master Fund I
SCRF II	Structured Credit Recovery Master Fund II
SCRF III	Structured Credit Recovery Master Fund III
SCRF IV	Structured Credit Recovery Master Fund IV
SIA	Strategic investment account
SPACs	Special purpose acquisition companies
Spread Related Earnings, or SRE	Component of Adjusted Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees earned on the ADIP share of ACRA assets, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles.
Tax receivable agreement	The tax receivable agreement entered into by and among APO Corp., the Former Managing Partners, the Contributing Partners, and other parties thereto

TDI	Texas Department of Insurance
Total Invested Capital	The aggregate cash invested by the relevant Apollo fund and includes capitalized costs relating to investment activities, if any, but does not give effect to cash pending investment or available for reserves and excludes amounts, if any, invested on a financed basis with leverage facilities
Total Value	The sum of the total Realized Value and Unrealized Value of investments
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

U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. RE Fund I	AGRE U.S. Real Estate Fund, L.P., including co-investment vehicles
U.S. RE Fund II	Apollo U.S. Real Estate Fund II, L.P., including co-investment vehicles
U.S. RE Fund III	Apollo U.S. Real Estate Fund III, L.P., including co-investment vehicles
U.S. Treasury	United States Department of the Treasury
Unrealized Value	The fair value consistent with valuations determined in accordance with GAAP, for investments not yet realized and may include payments in kind, accrued interest and dividends receivable, if any, and before the effect of certain taxes. In addition, amounts include committed and funded amounts for certain investments.
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company, formerly Voya Insurance and Annuity Company
VIE	Variable interest entity
Vintage Year	The year in which a fund’s final capital raise occurred, or, for certain funds, the year of a fund’s effective date or the year in which a fund’s investment period commences pursuant to its governing agreements.
VIVAT N.V.	Athora Netherlands N.V. (formerly known as: VIVAT N.V.)
VOBA	Value of business acquired
VOE	Voting interest entity
WACC	Weighted average cost of capital

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of June 30, 2022	As of December 31, 2021
Assets
Asset Management
Cash and cash equivalents	$1,546	$917
Restricted cash and cash equivalents	693	708
Investments	5,396	11,354
Assets of consolidated variable interest entities
Cash and cash equivalents	148	463
Investments	3,093	14,737
Other assets	60	252
Due from related parties	408	490
Goodwill	264	117
Other assets	2,224	1,464
	13,832	30,502
Retirement Services
Cash and cash equivalents	11,172	—
Restricted cash and cash equivalents	753	—
Investments	162,652	—
Investments in related parties	23,753	—
Assets of consolidated variable interest entities
Cash and cash equivalents	198	—
Investments	11,982	—
Other assets	66	—
Reinsurance recoverable	4,437	—
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,890	—
Goodwill	4,153	—
Other assets	9,962	—
	234,018	—
Total Assets	$247,850	$30,502

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of June 30, 2022	As of December 31, 2021
Liabilities and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$2,937	$2,847
Due to related parties	1,045	1,222
Debt	2,813	3,134
Liabilities of consolidated variable interest entities
Debt, at fair value	1,766	7,943
Notes payable	50	2,611
Other liabilities	517	781
	9,128	18,538
Retirement Services
Interest sensitive contract liabilities	164,571	—
Future policy benefits	52,478	—
Debt	3,279	—
Payables for collateral on derivatives and securities to repurchase	6,013	—
Other liabilities	3,883	—
Liabilities of consolidated variable interest entities	337	—
	230,561	—
Total Liabilities	239,689	18,538
Commitments and Contingencies (note 17)
Redeemable non-controlling interests
Redeemable non-controlling interests	1,003	1,770
Equity
Series A Preferred Stock, 0 and 11,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	264
Series B Preferred Stock, 0 and 12,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	290
Class A Common Stock, $0.00001 par value, 0 and 90,000,000,000 shares authorized, 0 and 248,896,649 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B Common Stock, $0.00001 par value, 0 and 999,999,999 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class C Common Stock, $0.00001 par value, 0 and 1 share authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 571,028,097 shares issued and outstanding as of June 30, 2022	—	—
Additional paid in capital	15,412	2,096
Retained earnings (accumulated deficit)	(1,943)	1,144
Accumulated other comprehensive income (loss)	(9,790)	(5)
Total Apollo Global Management, Inc. Stockholders’ Equity	3,679	3,789
Non-controlling interests	3,479	6,405
Total Equity	7,158	10,194
Total Liabilities, Redeemable non-controlling interests and Equity	$247,850	$30,502

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenues
Asset Management
Management fees	$375	$470	$711	$927
Advisory and transaction fees, net	110	86	176	142
Investment income (loss)	(195)	812	506	2,590
Incentive fees	2	15	8	19
	292	1,383	1,401	3,678
Retirement Services
Premiums	5,614	—	7,724	—
Product charges	175	—	341	—
Net investment income	1,903	—	3,634	—
Investment related gains (losses)	(5,759)	—	(9,976)	—
Revenues of consolidated variable interest entities	55	—	34	—
Other revenues	(8)	—	(11)	—
	1,980	—	1,746	—
Total Revenues	2,272	1,383	3,147	3,678
Expenses
Asset Management
Compensation and benefits	309	596	1,043	1,483
Interest expense	31	35	63	70
General, administrative and other	157	116	305	216
	497	747	1,411	1,769
Retirement Services
Interest sensitive contract benefits	(621)	—	(662)	—
Future policy and other policy benefits	5,609	—	7,694	—
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	125	—	250	—
Policy and other operating expenses	331	—	639	—
	5,444	—	7,921	—
Total Expenses	5,941	747	9,332	1,769
Other income (loss) – Asset Management
Net gains from investment activities	146	913	180	1,266
Net gains from investment activities of consolidated variable interest entities	13	145	380	258
Other income (loss), net	21	5	(2)	(12)
Total other income (loss)	180	1,063	558	1,512
Income (loss) before income tax (provision) benefit	(3,489)	1,699	(5,627)	3,421
Income tax (provision) benefit	487	(194)	1,095	(397)
Net income (loss)	(3,002)	1,505	(4,532)	3,024
Net (income) loss attributable to non-controlling interests	951	(847)	1,611	(1,687)
Net income (loss) attributable to Apollo Global Management, Inc.	(2,051)	658	(2,921)	1,337
Preferred stock dividends	—	(9)	—	(18)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$(2,051)	$649	$(2,921)	$1,319

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$(3.53)	$2.70	$(5.03)	$5.51
Net income (loss) attributable to common stockholders - Diluted	$(3.53)	$2.70	$(5.03)	$5.51
Weighted average shares outstanding – Basic	584.8	231.1	585.6	230.5
Weighted average shares outstanding – Diluted	584.8	231.1	585.6	230.5

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$(3,002)	$1,505	$(4,532)	$3,024
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	(7,274)	(1)	(13,705)	—
Unrealized gains (losses) on hedging instruments	81	—	(46)	—
Foreign currency translation and other adjustments	(90)	5	(92)	(11)
Other comprehensive income (loss), before tax	(7,283)	4	(13,843)	(11)
Income tax expense (benefit) related to other comprehensive income (loss)	(1,283)	—	(2,453)	—
Other comprehensive income (loss)	(6,000)	4	(11,390)	(11)
Comprehensive income (loss)	(9,002)	1,509	(15,922)	3,013
Comprehensive (income) loss attributable to non-controlling interests	1,837	(851)	3,216	(1,677)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$(7,165)	$658	$(12,706)	$1,336

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and six months ended June 30, 2021
	Apollo Global Management, Inc. Stockholders
(In millions)	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at April 1, 2021	232	—	—	$264	$290	$908	$478	$(3)	$1,937	$5,561	$7,498
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(125)	(125)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(16)	—	—	(16)	—	(16)
Capital increase related to equity-based compensation	—	—	—	—	—	41	—	—	41	—	41
Capital contributions	—	—	—	—	—	—	—	—	—	191	191
Dividends/ Distributions	—	—	—	(5)	(4)	—	(120)	—	(129)	(625)	(754)
Payments related to issuances of common stock for equity-based awards	—	—	—	—	—	4	(16)	—	(12)	—	(12)
Repurchase of common stock	(2)	—	—	—	—	(123)	—	—	(123)	—	(123)
Exchange of AOG Units for common stock	1	—	—	—	—	9	—	—	9	(6)	3
Net income (loss)	—	—	—	5	4	—	649	—	658	847	1,505
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	4	4
Balance at June 30, 2021	231	—	—	$264	$290	$823	$991	$(3)	$2,365	$5,847	$8,212

Balance at January 1, 2021	229	—	—	$264	$290	$877	$—	$(2)	$1,429	$4,084	$5,513
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(125)	(125)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(43)	—	—	(43)	—	(43)
Dilution impact of issuance of common stock	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Capital increase related to equity-based compensation	—	—	—	—	—	86	—	—	86	—	86
Capital contributions	—	—	—	—	—	—	—	—	—	1,012	1,012
Dividends/ distributions	—	—	—	(9)	(9)	—	(264)	—	(282)	(786)	(1,068)
Payments related to issuances of common stock for equity-based awards	1	—	—	—	—	4	(64)	—	(60)	—	(60)
Repurchase of common stock	(2)	—	—	—	—	(123)	—	—	(123)	—	(123)
Exchange of AOG Units for common stock	3	—	—	—	—	23	—	—	23	(15)	8
Net income (loss)	—	—	—	9	9	—	1,319	—	1,337	1,687	3,024
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	—	(1)	(1)	(10)	(11)
Balance at June 30, 2021	231	—	—	$264	$290	$823	$991	$(3)	$2,365	$5,847	$8,212

(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and six months ended June 30, 2022
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at April 1, 2022	570	$—	$—	$15,762	$(93)	$(4,676)	$10,993	$7,495	$18,488
Consolidation/ deconsolidation of VIEs	—	—	—	8	(7)	—	1	(2,534)	(2,533)
Issuance of common stock related to equity transactions	4	—	—	231	—	—	231	—	231
Accretion of redeemable non-controlling interests	—	—	—	(28)	—	—	(28)	—	(28)
Capital increase related to equity-based compensation	1	—	—	117	—	—	117	—	117
Capital contributions	—	—	—	—	—	—	—	665	665
Dividends/ distributions	—	—	—	(470)	229	—	(241)	(310)	(551)
Payments related to issuances of common stock for equity-based awards	—	—	—	3	(21)	—	(18)	—	(18)
Repurchase of common stock	(4)	—	—	(211)	—	—	(211)	—	(211)
Net income (loss)	—	—	—	—	(2,051)	—	(2,051)	(951)	(3,002)
Accumulated other comprehensive income (loss)	—	—	—	—	—	(5,114)	(5,114)	(886)	(6,000)
Balance at June 30, 2022	571	$—	$—	$15,412	$(1,943)	$(9,790)	$3,679	$3,479	$7,158

Balance at January 1, 2022	249	$264	$290	$2,096	$1,144	$(5)	$3,789	$6,405	$10,194
Merger with Athene	166	—	—	13,050	—	—	13,050	4,942	17,992
Issuance of warrants	—	—	—	149	—	—	149	—	149
Reclassification of preferred stock to non-controlling interests	—	(264)	(290)	—	—	—	(554)	554	—
Consolidation/ deconsolidation of VIEs	—	—	—	8	(7)	—	1	(5,382)	(5,381)
Issuance of common stock related to equity transactions	4	—	—	252	—	—	252	—	252
Accretion of redeemable non-controlling interests	—	—	—	(48)	—	—	(48)	—	(48)
Capital increase related to equity-based compensation	1	—	—	258	—	—	258	—	258
Capital contributions	—	—	—	—	—	—	—	3,677	3,677
Dividends/ distributions	—	—	—	(482)	—	—	(482)	(910)	(1,392)
Payments related to issuances of common stock for equity-based awards	3	—	—	31	(159)	—	(128)	—	(128)
Repurchase of common stock	(8)	—	—	(437)	—	—	(437)	—	(437)
Exchange of AOG Units for common stock	156	—	—	535	—	—	535	(2,591)	(2,056)
Net income (loss)	—	—	—	—	(2,921)	—	(2,921)	(1,611)	(4,532)
Accumulated other comprehensive income (loss)	—	—	—	—	—	(9,785)	(9,785)	(1,605)	(11,390)
Balance at June 30, 2022	571	$—	$—	$15,412	$(1,943)	$(9,790)	$3,679	$3,479	$7,158
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In millions)	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$(4,532)	$3,024
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Equity-based compensation	293	109
Net investment income	(797)	(1,752)
Net recognized (gains) losses on investments and derivatives	4,813	(1,602)
Depreciation and amortization	271	13
Net amortization of net investment premiums, discount and other	155	—
Policy acquisition costs deferred	(434)	—
Other non-cash amounts included in net income (loss), net	(30)	382
Changes in consolidation	(642)	(3)
Changes in operating assets and liabilities:
Purchases of investments by Funds and VIEs	(7,505)	(2,435)
Proceeds from sale of investments by Funds and VIEs	2,694	2,195
Interest sensitive contract liabilities	(1,604)	—
Future policy benefits and reinsurance recoverable	3,933	—
Other assets and liabilities, net	3,365	1,162
Net Cash Provided by (Used in) Operating Activities	(20)	1,093
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	(34,749)	(1,002)
Sales, maturities and repayments of investments and distributions from equity method investments	23,511	1,788
Cash acquired through merger	10,420	—
Other investing activities, net	—	(14)
Net Cash Provided by (Used in) Investing Activities	(818)	772
Cash Flows from Financing Activities
Issuance of debt	3,751	774
Repayment of debt	(735)	(1,331)
Repurchase of common stock	(437)	(123)
Common stock dividends	(458)	(264)
Preferred stock dividends	—	(18)
Other financing activities, net	21	(105)
Distributions paid to non-controlling interests	(947)	(784)
Contributions from non-controlling interests	4,034	1,012
Distributions to redeemable non-controlling interests	(776)	—
Proceeds from issuance of Class A units of SPAC, net of underwriting and offering costs	—	662
Deposits on investment-type policies and contracts	13,925	—
Withdrawals on investment-type policies and contracts	(4,074)	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	(1,024)	—
Net Cash Provided by (Used in) Financing Activities	13,280	(177)
Effect of exchange rate changes on cash and cash equivalents	(20)	—
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	12,422	1,688
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	2,088	2,467
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$14,510	$4,155

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In millions)	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	327	38
Cash paid for interest	314	200
Non-cash transactions
Non-Cash Operating Activities
Asset Management and Other
Capital increases related to equity-based compensation	233	86
Non-Cash Investing Activities
Asset Management and Other
Acquisition of goodwill and intangibles	335	—
Distributions from principal investments	5	146
Retirement Services
Investments received from settlements on reinsurance agreements	20	—
Investments received from pension group annuity premiums	2,510	—
Assets contributed to consolidated VIEs	7,845	—
Non-Cash Financing Activities
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements	719	—
Withdrawals on investment-type policies and contracts through reinsurance agreements	3,944	—
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:
Cash and cash equivalents	12,718	1,825
Restricted cash and cash equivalents	1,446	1,524
Cash held at consolidated variable interest entities	346	806
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$14,510	$4,155

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Apollo Global Management, Inc. together with its consolidated subsidiaries (collectively, “Apollo” or the “Company”) is a global alternative asset manager that offers asset management and retirement services solutions. Through its asset management business, Apollo seeks to provide clients excess return at every point along the risk-reward spectrum from investment grade to private equity with a focus on three investing strategies: yield, hybrid and equity. Through its asset management business, Apollo raises, invests and manages funds, accounts and other vehicles, on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. Apollo’s retirement services business, which is operated by Athene, seeks to provide policyholders with financial security by providing a suite of retirement savings products and acting as a solutions provider to institutions. Athene specializes in issuing, reinsuring and acquiring retirement savings products in the United States and internationally.

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

Griffin Capital Acquisitions

On May 3, 2022, the Company completed the acquisition of the U.S. asset management business of Griffin Capital in exchange for closing consideration of $213 million and contingent consideration of $64 million, substantially all of which was, or will be, settled in shares of AGM common stock, per the transaction agreement signed December 2, 2021. This follows the March 2022 close of Griffin Capital’s U.S. wealth distribution business. As a result of the final close, the Griffin Institutional Access Real Estate Fund and the Griffin Institutional Access Credit Fund are advised by Apollo and have been renamed the Apollo Diversified Real Estate Fund and Apollo Diversified Credit Fund, respectively.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Following the Mergers, the Company’s principal subsidiaries AAM and AHL, together with their subsidiaries, operate an asset management business and a retirement services business, respectively, which possess distinct characteristics. As a result, the Company’s financial statement presentation is organized into two tiers: asset management and retirement services. The Company believes that separate presentation provides a more informative view of the Company’s consolidated financial condition and results of operations than an aggregated presentation.

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

Significant Accounting Policies— Overall

Consolidation

When an entity is consolidated, the accounts of the consolidated entity, including its assets, liabilities, revenues, expenses and cash flows, are presented on a gross basis. Consolidation does not have an effect on the amounts of net income reported. The Company consolidates entities where it has a controlling financial interest unless there is a specific scope exception that prevents consolidation. The types of entities with which the Company is involved generally include, but are not limited to:

•subsidiaries, including management companies and general partners of funds that the Company manages
•entities that have attributes of an investment company (e.g., funds)
•SPACs
•CLOs
•AAM and its subsidiaries
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

Investment Companies

Funds managed by the Company are generally accounted for as investment companies and they are not required to consolidate their investments in operating companies. Judgement is required to evaluate whether entities have the characteristics of an investment company and are thus eligible to be accounted for as an investment company. Funds that meet the investment company criteria reflect their investments at fair value as required by specialized accounting guidance. The Company has retained this specialized accounting for investment companies in consolidation.

Variable Interest Entities

All entities are first considered under the VIE model. VIEs are entities that 1) do not have sufficient equity at risk to finance activities without additional subordinated financial support or 2) have equity investors that do not have the ability to make significant decisions related to the entity’s operations, absorb expected losses, or receive expected residual returns.

The Company consolidates a VIE if it is the primary beneficiary of the entity. The Company is deemed the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance (“primary beneficiary power”) and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (“significant variable interest”). The Company performs the VIE and primary beneficiary assessment at inception of its involvement with a VIE and on an ongoing basis if facts and circumstances change.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

To assess whether the Company has the primary beneficiary power under the VIE consolidation model, it considers the design of the entity as well as ongoing rights and responsibilities. In general, the parties that can make the most significant decisions regarding asset management, servicing, liquidation rights or have the right to unilaterally remove those decision-makers are deemed to have the primary beneficiary power. To assess whether the Company has a significant variable interest, the Company considers all its economic interests that are considered variable interests in the entity including interests held through related parties. This assessment requires judgement in considering whether those interests are significant.

Assets and liabilities of the consolidated VIEs, other than SPACs, are primarily shown in separate sections within the condensed consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are primarily presented within net gains from investment activities of consolidated variable interest entities in the condensed consolidated statements of operations. The portion attributable to non-controlling interests is reported within net income attributable to non-controlling interests in the condensed consolidated statements of operations. For additional disclosures regarding VIEs, see notes 6 and 16.

Voting Interest Entities

Entities that are not determined to be VIEs are generally considered VOEs. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest. The Company does not consolidate those VOEs in which substantive kick-out rights have been granted to the unrelated investors to either dissolve the fund or remove the general partner.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related footnotes. The Company’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, non-cash compensation, fair value of investments (including derivatives) and debt, impairment of investments and allowances for expected credit losses, DAC, DSI and VOBA, and future policy benefit reserves. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on the best available information as of June 30, 2022. Actual results could differ materially from those estimates.

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

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent balances that are restricted as to withdrawal or usage.

Restricted cash consists of cash and cash equivalents held in funds in trust as part of certain coinsurance agreements to secure statutory reserves and liabilities of the coinsured parties and for periods prior to June 30, 2022, cash held in reserve accounts used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes. Restricted cash also includes cash deposited at a bank that is pledged as collateral in connection with leased premises.

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

Investments

Equity Method Investments

For investments in entities over which the Company exercises significant influence but does not meet the requirements for consolidation and has not elected the fair value option, the Company uses the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities adjusted for distributions. The Company’s share of the underlying net income or loss of such entities is recorded in Investment income (loss) for asset management and Net investment income for retirement services in the condensed consolidated statements of operations.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Recently Issued Accounting Pronouncements

Fair Value Measurement — Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03)

In June 2022, the FASB issued clarifying guidance that a restriction which is a characteristic of the holding entity rather than a characteristic of the equity security itself should not be considered in its fair value measurement. As a result, the Company is required to measure the fair value of equity securities subject to contractual restrictions attributable to the holding entity on the basis of the market price of the same equity security without those contractual restrictions. Companies are not permitted to recognize a contractual sale restriction attributable to the holding entity as a separate unit of account. The guidance also requires disclosures for these equity securities.

The new guidance is mandatorily effective for the Company by January 1, 2024 with early adoption permitted. The Company will apply the guidance on a prospective basis as an adjustment to current-period earnings with the adoption impact disclosed in the period of adoption.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company is currently evaluating the new guidance and its impact on the condensed consolidated financial statements.

Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08)

In October 2021, the FASB issued guidance to add contract assets and contract liabilities from contracts with customers acquired in a business combination to the list of exceptions to the fair value recognition and measurement principles that apply to business combinations, and instead require them to be accounted for in accordance with revenue recognition guidance. The new guidance is mandatorily effective for the Company on January 1, 2023 and applied prospectively, with early adoption permitted. The Company is currently evaluating the new guidance and its impact on the condensed consolidated financial statements.

Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2020-11, ASU 2019-09, ASU 2018-12)

These updates amend four key areas pertaining to the accounting and disclosures for long-duration insurance and investment contracts.

•The update requires cash flow assumptions used to measure the liability for future policy benefits to be updated at least annually and no longer allows a provision for adverse deviation. The remeasurement of the liability associated with the update of assumptions is required to be recognized in net income. Loss recognition testing is eliminated for traditional and limited-payment contracts. The update also requires the discount rate used in measuring the liability to be an upper-medium grade fixed-income instrument yield, which is to be updated at each reporting date. The change in liability due to changes in the discount rate is to be recognized in OCI.
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

The Company is required to adopt these updates on January 1, 2023. Certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material effect on stockholders’ equity as of the Company’s transition date, which is January 1, 2022. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements for periods subsequent to the Company’s transition date.

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

Under the terms of the funds’ partnership agreements, Apollo is normally required to bear organizational expenses over a set dollar amount and placement fees or costs in connection with the offering and sale of interests in the funds it manages to investors. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract and amortized over the life of the customer contract. Capitalized placement fees are recorded within other assets in the condensed consolidated statements of financial condition, while amortization is recorded within general, administrative and other in the condensed consolidated statements of operations. In certain instances, the placement fees are paid over a period of time. Based on the management agreements with the funds, Apollo considers placement fees and organizational costs paid in determining if cash has been received in excess of the management fees earned. Placement fees and organizational costs are normally the obligation of Apollo but can be paid for by the funds. When these costs are paid by the fund, the resulting obligations are included within deferred revenue. The deferred revenue balance will also be reduced during future periods when management fees are earned but not paid.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Management Fees

Management fees are recognized over time during the periods in which the related services are performed in accordance with the contractual terms of the related agreement. Management fees are generally based on (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise provided in the respective agreements. Included in management fees are certain expense reimbursements where Apollo is considered the principal under the agreements and is required to record the expense and related reimbursement revenue on a gross basis.

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

The amounts due from fund portfolio companies are recorded in due from related parties on the condensed consolidated statements of financial condition. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs. Advisory and transaction fees are presented net of these management fee offsets in the condensed consolidated statements of operations.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Embedded Derivatives

Athene issues and reinsures products, primarily indexed annuity products, or purchases investments that contain embedded derivatives. If it determines the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as the entire contract is carried at fair value with all related gains and losses recognized in investment related gains (losses) on the condensed consolidated statements of operations. Embedded derivatives are carried on the condensed consolidated statements of financial condition at fair value in the same line item as the host contract.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Future Policy Benefits

Athene issues contracts classified as long-duration, which includes term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which includes pension group annuities with life contingencies). Liabilities for non-participating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to expenses, investment yields, mortality, morbidity and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of June 30, 2022, the reserve investment yield assumptions for non-participating contracts range from 2.3% to 5.4% and are specific to Athene’s expected earned rate on the asset portfolio supporting the reserves. Athene bases other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The following table summarizes the provisional fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Merger Date:

(In millions)	Fair Value and Goodwill Calculation
Merger consideration	$13,050
Fair value of previously held equity interest	4,554
Total Athene Value to be Held by the Company	17,604

Total Value to Allocate
Investments	175,987
Cash and cash equivalents	9,479
Restricted cash and cash equivalents	796
Investment in related parties	33,786
Reinsurance recoverable	4,977
VOBA	4,547
Assets of consolidated variable interest entities	3,635
Other assets	5,754
Estimated fair value of total assets acquired (excluding goodwill)	238,961
Interest sensitive contract liabilities	160,205
Future policy benefits	47,120
Debt	3,295
Payables for collateral on derivatives and securities to repurchase	7,044
Liabilities of consolidated variable interest entities	461
Other liabilities	2,443
Estimated fair value of total liabilities assumed	220,568
Non-controlling interest	4,942
Estimated fair value of net assets acquired, excluding goodwill	13,451
Goodwill attributable to Athene	$4,153

Included within the above are provisional amounts for (1) VOBA, (2) interest sensitive contract liabilities, (3) future policy benefits, and (4) other assets and other liabilities for the portion of net assets acquired relating to other identifiable intangibles and deferred taxes, based on the availability of data as of the date the financial statements were available to be issued. Any adjustment to provisional amounts will be made prospectively as data becomes available. The income effects from changes to provisional amounts will be recorded in the period the adjustment is made, as if the adjustment had been recorded on the

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Merger Date. In the second quarter of 2022, measurement period adjustments decreased provisional goodwill by $28 million, primarily relating to a decrease in interest sensitive contract liabilities and future policy benefits. The effects of the measurement period adjustments were immaterial to the prior period condensed consolidated statement of operations. The Company expects to finalize purchase accounting as soon as practicable but no later than one year from the Merger Date.

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

As of the Merger Date, Athene's financial results are reflected in these condensed consolidated financial statements. Athene's revenues of $1,980 million and $1,746 million and net income (loss) of $(1,930) million and $(3,240) million are included in the condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively. Transaction costs of $18 million and $36 million were incurred during the three and six months ended June 30, 2022, respectively, and are included in general, administrative and other on the condensed consolidated statements of operations.

Pro Forma Financial Information

Unaudited pro forma financial information for the three and six months ended June 30, 2021 is presented below. Pro forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the Mergers and assume the Mergers occurred as of January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the Mergers been completed as of January 1, 2021.

(In millions)	Three months ended June 30, 2021	Six months ended June 30, 2021
Total Revenues	$7,075	$13,570
Net income attributable to Apollo	1,320	3,032

Amounts above reflect certain pro forma adjustments that were directly attributable to the Mergers. These adjustments include the following:

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
•the elimination of historical amortization of Athene’s intangibles and the additional amortization of intangibles measured at fair value as of the Merger Date;
•the prospective adjustments to the book value of AFS securities and the fair value of mortgage loans, which will be amortized into income based on the expected life of the investments.

4. Investments

The following table outlines the Company’s investments:

(In millions)	June 30, 2022	December 31, 2021
Asset Management
Investments, at fair value	$1,270	$5,589
Equity method investments	852	1,346
Performance allocations	2,455	2,732
U.S. Treasury securities, at fair value	819	1,687
Total Investments – Asset Management	5,396	11,354
Retirement Services
AFS securities, at fair value	$100,809	$—
Trading securities, at fair value	2,626	—
Equity securities	1,671	—
Mortgage loans, at fair value	26,634	—
Investment funds	1,671	—
Policy loans	358	—
Funds withheld at interest	48,313	—
Derivative assets	2,932	—
Short-term investments	264	—
Other investments	1,127	—
Total Investments, including related party – Retirement Services	186,405	—
Total Investments	$191,801	$11,354
Asset Management
Net Gains (Losses) from Investment Activities
The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2022	2021	2022	2021
Realized gains (losses) on sales of investments, net	$(4)	$1	$(6)	$1
Net change in unrealized gains (losses) due to changes in fair value	150	912	186	1,265
Net gains (losses) from investment activities	$146	$913	$180	$1,266
Performance Allocations

Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2022	$2,732
Change in fair value of funds	154
Fund distributions to the Company	(431)
Performance allocations, June 30, 2022	$2,455

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

Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	June 30, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Securities
US government and agencies	$3,277	$—	$1	$(484)	$2,794
US state, municipal and political subdivisions	1,209	—	—	(209)	1,000
Foreign governments	1,199	(61)	4	(246)	896
Corporate	67,584	(70)	45	(11,341)	56,218
CLO	14,783	(107)	2	(1,193)	13,485
ABS	10,095	(14)	8	(542)	9,547
CMBS	3,181	(9)	16	(284)	2,904
RMBS	5,879	(348)	3	(367)	5,167
Total AFS securities	107,207	(609)	79	(14,666)	92,011
AFS securities – related party
Corporate	1,043	—	2	(38)	1,007
CLO	2,780	(19)	1	(240)	2,522
ABS	5,441	(1)	1	(172)	5,269
Total AFS securities – related party	9,264	(20)	4	(450)	8,798
Total AFS securities including related party	$116,471	$(629)	$83	$(15,116)	$100,809

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	June 30, 2022
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$926	$916
Due after one year through five years	9,672	8,931
Due after five years through ten years	19,820	17,071
Due after ten years	42,851	33,990
CLO, ABS, CMBS and RMBS	33,938	31,103
Total AFS securities	107,207	92,011
AFS securities – related party
Due in one year or less	1	1
Due after one year through five years	23	22
Due after five years through ten years	777	749
Due after ten years	242	235
CLO and ABS	8,221	7,791
Total AFS securities – related party	9,264	8,798
Total AFS securities including related party	$116,471	$100,809

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	June 30, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS Securities
US government and agencies	$2,601	$(484)	$—	$—	$2,601	$(484)
US state, municipal and political subdivisions	994	(209)	—	—	994	(209)
Foreign governments	875	(246)	—	—	875	(246)
Corporate	55,289	(11,339)	—	—	55,289	(11,339)
CLO	12,194	(1,134)	—	—	12,194	(1,134)
ABS	5,975	(478)	—	—	5,975	(478)
CMBS	2,373	(274)	—	—	2,373	(274)
RMBS	2,989	(264)	—	—	2,989	(264)
Total AFS securities	83,290	(14,428)	—	—	83,290	(14,428)
AFS securities – related party
Corporate	472	(31)	—	—	472	(31)
CLO	2,248	(225)	—	—	2,248	(225)
ABS	4,841	(160)	—	—	4,841	(160)
Total AFS securities – related party	7,561	(416)	—	—	7,561	(416)
Total AFS securities including related party	$90,851	$(14,844)	$—	$—	$90,851	$(14,844)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related party, for which an allowance for credit losses has not been recorded:

	June 30, 2022
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	8,475	—
AFS securities – related party	139	—

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended June 30, 2022
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$66	$—	$—	$—	$(5)	$61
Corporate	55	6	—	—	9	70
CLO	18	4	—	—	85	107
ABS	11	4	—	—	(1)	14
CMBS	6	8	—	—	(5)	9
RMBS	312	20	1	(9)	24	348
Total AFS securities	468	42	1	(9)	107	609
AFS securities – related party
CLO	3	—	—	—	16	19
ABS	17	1	—	—	(17)	1
Total AFS securities – related party	20	1	—	—	(1)	20
Total AFS securities including related party	$488	$43	$1	$(9)	$106	$629

	Six months ended June 30, 2022
		Additions		Reductions
(In millions)	Beginning balance[1]	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$—	$66	$—	$—	$(5)	$61
Corporate	—	61	—	—	9	70
CLO	—	22	—	—	85	107
ABS	5	9	—	—	—	14
CMBS	—	14	—	—	(5)	9
RMBS	306	29	1	(17)	29	348
Total AFS securities	311	201	1	(17)	113	609
AFS securities – related party
CLO	—	3	—	—	16	19
ABS	—	18	—	—	(17)	1
Total AFS securities – related party	—	21	—	—	(1)	20
Total AFS securities including related party	$311	$222	$1	$(17)	$112	$629

[1] Beginning balance reflects allowances established at the time of the Mergers under purchase accounting for PCD investments.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Investment Income

Net investment income by asset class consists of the following:

(In millions)	Three months ended June 30, 2022	Six months ended June 30, 2022
AFS securities	$930	$1,785
Trading securities	48	92
Equity securities	9	24
Mortgage loans	297	534
Investment funds	104	315
Funds withheld at interest	476	813
Other	48	90
Investment revenue	1,912	3,653
Investment expenses	(9)	(19)
Net investment income	$1,903	$3,634

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

(In millions)	Three months ended June 30, 2022	Six months ended June 30, 2022
AFS securities
Gross realized gains on investment activity	$217	$320
Gross realized losses on investment activity	(832)	(1,242)
Net realized investment losses on AFS securities	(615)	(922)
Net recognized investment losses on trading securities	(157)	(378)
Net recognized investment losses on equity securities	(271)	(251)
Net recognized investment losses on mortgage loans	(1,099)	(1,895)
Derivative losses	(3,932)	(6,973)
Provision for credit losses	(172)	(364)
Other gains	487	807
Investment related gains (losses)	$(5,759)	$(9,976)

Proceeds from sales of AFS securities were $1,614 million and $5,785 million for the three and six months ended June 30, 2022, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

(In millions)	Three months ended June 30, 2022	Six months ended June 30, 2022
Trading securities	$(160)	$(349)
Trading securities – related party	(1)	(5)
Equity securities	(255)	(238)
Equity securities – related party	(8)	(13)

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Repurchase Agreements

The following table summarizes the maturities of repurchase agreements:

	June 30, 2022
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$—	$1,680	$200	$2,229	$4,109

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	June 30, 2022
(In millions)	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$2,284	$1,919
Foreign governments	140	106
Corporate	1,746	1,476
CLO	271	258
ABS	470	417
Total securities pledged under repurchase agreements	$4,911	$4,176

Reverse Repurchase Agreements

As of June 30, 2022, amounts loaned under reverse repurchase agreements were $26 million, and collateral received was $616 million.

Mortgage Loans, including related party and VIEs

Mortgage loans includes both commercial and residential loans. Athene has elected the fair value option on substantially all of its mortgage loan portfolio. See note 7 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	June 30, 2022
Commercial mortgage loans	$19,898
Commercial mortgage loans under development	627
Total commercial mortgage loans	20,525
Mark to fair value	(1,186)
Fair value of commercial mortgage loans	19,339
Residential mortgage loans	9,723
Mark to fair value	(436)
Fair value of residential mortgage loans	9,287
Mortgage loans	$28,626

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	June 30, 2022
(In millions, except percentages)	Net Carrying Value	Percentage of Total
Property type
Office building	$5,148	26.6%
Retail	1,929	10.0%
Apartment	6,068	31.4%
Hotels	1,730	8.9%
Industrial	2,459	12.7%
Other commercial	2,005	10.4%
Total commercial mortgage loans	$19,339	100.0%

US Region
East North Central	$1,658	8.6%
East South Central	447	2.3%
Middle Atlantic	4,118	21.3%
Mountain	935	4.8%
New England	1,118	5.8%
Pacific	4,060	21.0%
South Atlantic	2,886	14.9%
West North Central	273	1.4%
West South Central	1,203	6.2%
Total US Region	16,698	86.3%
International Region
United Kingdom	1,703	8.8%
International Other[1]	938	4.9%
Total International Region	2,641	13.7%
Total commercial mortgage loans	$19,339	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

June 30, 2022
US States
California	31.6%
Florida	10.0%
New Jersey	5.1%
Other[1]	39.8%
Total US residential mortgage loan percentage	86.5%
International
United Kingdom	5.1%
Ireland	4.1%
Other[2]	4.3%
Total international residential mortgage loan percentage	13.5%
Total residential mortgage loan percentage	100.0%

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

The following summarizes Athene’s investment funds, including related party and consolidated VIEs:

	June 30, 2022
(In millions, except percentages)	Carrying value	Percent of total
Investment funds
Apollo and other fund investments
Equity funds	21	15.8%
Hybrid funds	93	69.9%
Yield funds	19	14.3%
Total investment funds	133	100.0%
Investment funds – related parties
Strategic origination platforms	267	17.4%
Strategic insurance platforms	1,092	71.0%
Apollo and other fund investments
Equity funds	148	9.6%
Hybrid funds	8	0.5%
Yield funds	1	0.1%
Other	22	1.4%
Total investment funds – related parties	1,538	100.0%
Investment funds owned by consolidated VIEs
Strategic origination platforms	2,883	30.4%
Strategic insurance platforms	554	5.8%
Apollo and other fund investments
Equity funds	2,575	27.1%
Hybrid funds	2,154	22.7%
Yield funds	1,288	13.6%
Other	40	0.4%
Total investment funds – assets of consolidated VIEs	9,494	100.0%
Total investment funds including related party and funds owned by consolidated VIEs	$11,165

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations—The following represents Athene’s investment concentrations in excess of 10% of shareholders’ equity:

(In millions)	June 30, 2022
Athene Freedom[1]	$1,323
Athora[1]	975
PK AirFinance[1]	932
AP Tundra	918
SoftBank Vision Fund II	816
Cayman Universe	794
AOP Finance	735
AA Infrastructure	627
MidCap[1]	553
Tiger Global	531
Bank of America	530
Venerable[1]	502
Morgan Stanley	495
Towd Point	476
AA Warehouse	443
Apollo Rose II (B), L.P.[2]	437
AT&T	418
JP Morgan Chase	406
FWD Group	400
HWIRE	397
Mileage Plus	391
Comcast	386

[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in note 16.

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

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2022
	Notional Amount	Fair Value
(In millions)		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	6,617	$678	$109
Forwards	5,009	427	3
Interest rate swaps	4,468	—	676
Forwards on net investments	235	7	—
Interest rate swaps	6,770	28	8
Total derivatives designated as hedges		1,140	796
Derivatives not designated as hedges
Equity options	60,234	1,076	105
Futures	21	20	1
Total return swaps	137	—	14
Foreign currency swaps	2,928	149	90
Interest rate swaps	461	69	1
Credit default swaps	10	—	1
Foreign currency forwards	11,623	478	215
Embedded derivatives
Funds withheld including related party		(5,087)	—
Interest sensitive contract liabilities		—	5,451
Total derivatives not designated as hedges		(3,295)	5,878
Total derivatives		$(2,155)	$6,674
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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	June 30, 2022
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$3,966	$(354)
Foreign currency swaps	4,524	(441)
Interest sensitive contract liabilities
Foreign currency swaps	1,067	93
Foreign currency interest rate swaps	4,348	495
Interest rate swaps	6,770	93

[1] The carrying amount disclosed for AFS securities is amortized cost.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended June 30, 2022
Investment related gains (losses)
Foreign currency forwards	$201	$(232)	$(31)	$16	$—
Foreign currency swaps	242	(252)	(10)	—	—
Foreign currency interest rate swaps	(335)	298	(37)	—	—
Interest rate swaps	(5)	18	13	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	15	(14)	1	—	—

Six months ended June 30, 2022
Investment related gains (losses)
Foreign currency forwards	$328	$(358)	$(30)	$30	$1
Foreign currency swaps	333	(347)	(14)	—	—
Foreign currency interest rate swaps	(494)	495	1	—	—
Interest rate swaps	(77)	93	16	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	25	(23)	2	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

(In millions)	Three months ended June 30, 2022	Six months ended June 30, 2022
Foreign currency forwards	$16	$(57)
Foreign currency swaps	65	9

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the US dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three and six months ended June 30, 2022, these derivatives had gains of $23 million and $25 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2022, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $25 million. During the three and six months ended June 30, 2022, there were no amounts deemed ineffective.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

(In millions)	Three months ended June 30, 2022	Six months ended June 30, 2022
Equity options	$(1,571)	$(2,279)
Futures	(86)	(119)
Swaps	(74)	(11)
Foreign currency forwards	362	517
Embedded derivatives on funds withheld	(2,682)	(5,202)
Amounts recognized in investment related gains (losses)	(4,051)	(7,094)
Embedded derivatives in indexed annuity products[1]	1,487	2,444
Total gains (losses) on derivatives not designated as hedges	$(2,564)	$(4,650)

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The estimated fair value of net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2022
Derivative assets	$2,932	$(1,204)	$(1,904)	$(176)	$—	$(176)
Derivative liabilities	(1,223)	1,204	304	285	—	285

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of June 30, 2022, amounts not subject to master netting or similar agreements were immaterial.

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

Certain derivative instruments contain provisions for credit-related events, such as downgrades in Athene’s credit ratings or for a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, the Company may be required to settle an outstanding liability. The following is a summary of Athene’s exposure to credit-related events:

(In millions)	June 30, 2022
Fair value of derivative liabilities with credit related provisions	$1
Maximum exposure for credit default swaps	10

As of June 30, 2022, no additional collateral would be required if a default or termination event were to occur.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Results from certain funds managed by Apollo are reported on a three-month lag based upon the availability of financial information.

Net Gains from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains from investment activities of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2022[1]	2021[1]	2022[1]	2021[1]
Net gains (losses) from investment activities	$(127)	$52	$10	$356
Net gains (losses) from debt	113	(3)	144	(12)
Interest and other income	61	229	269	363
Interest and other expenses	(34)	(133)	(43)	(449)
Net gains from investment activities of consolidated variable interest entities	$13	$145	$380	$258

[1] Amounts reflect consolidation eliminations

Senior Secured Notes, Subordinated Notes, Subscription Lines and Secured Borrowings

Included within debt, at fair value, notes payable, and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	As of June 30, 2022				As of December 31, 2021
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Asset Management
Senior secured notes[2]	$1,910	2.15%		7.3	$7,431	3.16%		15.5
Subordinated notes[2]	162	N/A	[1]	98.3	613	N/A	[1]	14.5
Subscription lines[2]	478	2.95%		0.06	—	N/A		N/A
Secured borrowings[2,3]	—	N/A		N/A	18	2.33%		0.4
Total – Asset Management	$2,550				$8,062

[1] The principal outstanding balance of the subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
[2] The notes, subscription lines and borrowings of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

3 As of June 30, 2022, there was no principal outstanding for secured borrowings. As of December 31, 2021, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of December 31, 2021 approximates principal outstanding due to the short-term nature of the borrowings. These secured borrowings are classified as a Level 3 liability within the fair value hierarchy.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of June 30, 2022, the Company was not aware of any instances of non-compliance with any of these covenants.

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of		As of
(In millions)	June 30, 2022	[2]	December 31, 2021	[2]
Maximum Loss Exposure[1]	$329		$241

[1] Represents Apollo’s direct investment in those entities in which it holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses.

[2] Some amounts included are a quarter in arrears.

Unconsolidated Variable Interest Entities—Retirement Services

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2022
(In millions)	Carrying Value	Maximum Loss Exposure
Investment funds	$133	$217
Investment in related parties – investment funds	1,538	1,776
Assets of consolidated VIEs – investment funds	9,494	15,121
Investment in fixed maturity securities	31,507	35,103
Investment in related parties – fixed maturity securities	8,682	9,141
Investment in related parties – equity securities	163	163
Total non-consolidated investments	$51,517	$61,521

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	June 30, 2022
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents[1]	$1,546	$—	$—		$—	$1,546
Restricted cash and cash equivalents[2]	693	—	—		—	693
Cash and cash equivalents of VIEs	148	—	—		—	148
U.S. Treasury securities[3]	819	—	—		—	819
Investments, at fair value	163	38	1,069	[4]	—	1,270
Investments of VIEs	18	1,819	1,190		66	3,093
Due from related parties[5]	—	—	40		—	40
Derivative assets[6]	—	6	11		—	17
Total Assets – Asset Management	3,387	1,863	2,310		66	7,626
Retirement Services
AFS Securities
US government and agencies	2,792	2	—		—	2,794
US state, municipal and political subdivisions	—	1,000	—		—	1,000
Foreign governments	—	894	2		—	896
Corporate	—	54,630	1,588		—	56,218
CLO	—	13,485	—		—	13,485
ABS	—	5,953	3,594		—	9,547
CMBS	—	2,904	—		—	2,904
RMBS	—	5,099	68		—	5,167
Total AFS securities	2,792	83,967	5,252		—	92,011
Trading securities	25	1,652	58		—	1,735
Equity securities	105	941	62		—	1,108
Mortgage loans	—	—	25,218		—	25,218
Investment funds	—	—	19		6	25
Funds withheld at interest – embedded derivative	—	—	(3,958)		—	(3,958)
Derivative assets	20	2,912	—		—	2,932
Short-term investments	68	112	58		—	238
Other investments	—	142	—		—	142
Cash and cash equivalents	11,172	—	—		—	11,172
Restricted cash and cash equivalents	753	—	—		—	753
Investments in related parties
AFS securities
Corporate	—	158	849		—	1,007
CLO	—	2,197	325		—	2,522
ABS	—	243	5,026		—	5,269
Total AFS securities – related party	—	2,598	6,200		—	8,798
Trading securities	—	—	891		—	891
Equity securities	—	—	163		—	163
Mortgage loans	—	—	1,416		—	1,416
Investment funds	—	—	818		—	818
Funds withheld at interest – embedded derivative	—	—	(1,129)		—	(1,129)
Reinsurance recoverable	—	—	1,580		—	1,580
Assets of consolidated VIEs
Trading securities	—	56	330		—	386
Mortgage loans	—	—	1,626		—	1,626
Investment funds	5	283	1,053		8,153	9,494
Other investments	—	—	31		—	31

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2022
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Cash and cash equivalents	198	—	—	—	198
Total Assets – Retirement Services	15,138	92,663	39,688	8,159	155,648
Total Assets	$18,525	$94,526	$41,998	$8,225	$163,274

Liabilities
Asset Management
Debt of VIEs, at fair value	$—	$1,766	$—	$—	$1,766
Contingent consideration obligations[7]	—	—	139	—	139
Other liabilities[8]	3	—	—	—	3
Total Liabilities – Asset Management	3	1,766	139	—	1,908
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	5,451	—	5,451
Universal life benefits	—	—	943	—	943
Future policy benefits
AmerUs closed block	—	—	1,247	—	1,247
ILICO closed block and life benefits	—	—	623	—	623
Derivative liabilities	(9)	1,231	1	—	1,223
Total Liabilities – Retirement Services	(9)	1,231	8,265	—	9,487
Total Liabilities	$(6)	$2,997	$8,404	$—	$11,395

(Concluded)

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets – Asset Management
Cash and cash equivalents[1]	$917	$—	$—		$—	$917
Restricted cash and cash equivalents[2]	708	—	—		—	708
Cash and cash equivalents of VIEs	463	—	—		—	463
U.S. Treasury securities[3]	1,687	—	—		—	1,687
Investment in Athene Holding	4,548	—	—		—	4,548
Other investments	49	46	946	[4]	—	1,041
Investments of VIEs	6	1,055	13,188		488	14,737
Due from related parties[5]	—	—	48		—	48
Derivative assets[6]	—	8	—		—	8
Total Assets	$8,378	$1,109	$14,182		$488	$24,157

Liabilities – Asset Management
Debt of VIEs, at fair value	$—	$446	$7,496		$—	$7,942
Other liabilities of VIEs, at fair value	—	3	31		1	35
Contingent consideration obligations[7]	—	—	126		—	126
Other liabilities[8]	48	—	—		—	48
Derivative liabilities[6]	—	2	—		—	2
Total liabilities	$48	$451	$7,653		$1	$8,153

[1] Cash and cash equivalents as of June 30, 2022 and December 31, 2021 includes $1 million and $2 million, respectively, of cash and cash equivalents held by consolidated SPACs. Refer to note 16 of this report for further information.

[2] Restricted cash and cash equivalents as of June 30, 2022 and December 31, 2021 includes $0.7 billion and $0.7 billion, respectively, of restricted cash and cash equivalents held by consolidated SPACs. Refer to note 16 of this report for further information.

3 U.S. Treasury securities as of June 30, 2022 and December 31, 2021 includes $346 million and $1.2 billion, respectively, of U.S. Treasury securities held by consolidated SPACs. Refer to note 16 of this report for further information.

[4] Investments as of June 30, 2022 and December 31, 2021 excludes $167 million and $176 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[5] Due from related parties represents a receivable from a fund.
[6] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
7 As of June 30, 2022, other liabilities includes $35 million of contingent obligations, related to the Griffin Capital acquisition, classified as Level 3. As of June 30, 2022 and December 31, 2021, profit sharing payable includes $104 million and $126 million, respectively, related to contingent obligations classified as Level 3.

[8] Other liabilities as of June 30, 2022 includes the publicly traded warrants of APSG II. Other liabilities as of December 31, 2021 includes the publicly traded warrants of APSG I and APSG II.

Changes in fair value of contingent consideration obligations in connection with the acquisition of Stone Tower and Griffin Capital are recorded in compensation and benefits expense and other income (loss), net, respectively, in the condensed consolidated statements of operations. Refer to note 17 for further details.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	June 30, 2022
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$532	Embedded value	N/A	N/A	N/A
	237	Discounted cash flow	Discount rate	8.7% - 52.8%	21.7%	[1]
	300	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	40	Discounted cash flow	Discount rate	15.0%	15.0%
Derivative assets	11	Option model	Volatility rate	38.8% - 40.0%	39.8%	[1]
Investments of consolidated VIEs
Equity securities	584	Dividend discount model	Discount rate	14.0% - 40.0%	14.1%	[1]
		Adjusted transaction value	N/A	N/A	N/A
Bank loans	460	Discounted cash flow	Discount rate	10.9% - 26.4%	14.0%	[1]
		Adjusted transaction value	N/A	N/A	N/A
Profit participating notes	62	Adjusted transaction value	N/A	N/A	N/A
Bonds	84	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS and trading securities	10,186	Discounted cash flow	Discount rate	1.6% – 22.0%	5.3%	[1]
Mortgage loans	28,259	Discounted cash flow	Discount rate	2.5% – 23.9%	5.2%	[1]

Financial Liabilities
Asset Management
Contingent consideration obligation	139	Discounted cash flow	Discount rate	18.5% - 22.5%	19.0%	[1]
		Option model	Volatility rate	46.0% - 54.3%	50.2%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	5,451	Discounted cash flow	Nonperformance risk	0.4% – 2.0%	1.3%	[2]
			Option budget	0.5% – 4.1%	1.7%	[3]
			Surrender rate	5.0% – 10.9%	7.9%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Fair Value (In millions)	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average[1]
Financial Assets
Other investments	$516	Embedded value	N/A	N/A	N/A
	170	Discounted cash flow	Discount rate	14.0% - 52.8%	26.4%
	260	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	48	Discounted cash flow	Discount rate	16.0%	16.0%
Investments of consolidated VIEs:
Equity securities	4,145	Discounted cash flow	Discount rate	3.0% - 19.0%	10.4%
		Dividend discount model	Discount rate	13.7%	13.7%
		Market comparable companies	NTAV multiple	1.25x	1.25x
		Adjusted transaction value	Purchase multiple	1.25x	1.25x
		Adjusted transaction value	N/A	N/A	N/A
Bank loans	4,570	Discounted cash flow	Discount rate	1.8% - 15.6%	4.3%
		Adjusted transaction value	N/A	N/A	N/A
Profit participating notes	2,849	Discounted cash flow	Discount rate	8.7% - 12.5%	12.4%
		Adjusted transaction value	N/A	N/A	N/A
Real estate	512	Discounted cash flow	Capitalization rate	4.0% - 5.8%	5.3%
		Discounted cash flow	Discount rate	5.0% - 12.5%	7.3%
		Discounted cash flow	Terminal capitalization rate	8.3%	8.3%
		Direct capitalization	Capitalization rate	5.5% - 8.5%	6.2%
		Direct capitalization	Terminal capitalization rate	6.0% - 12.0%	6.9%
Bonds	51	Discounted cash flow	Discount rate	4.0% - 7.0%	6.1%
		Third party pricing	N/A	N/A	N/A
Other equity investments	1,061	Discounted cash flow	Discount rate	11.8% -12.5%	12.1%
		Adjusted transaction value	N/A	N/A	N/A
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	4,311	Discounted cash flow	Discount rate	1.4% - 10.0%	2.8%
Subordinated notes	3,164	Discounted cash flow	Discount rate	4.5% - 11.9%	5.8%
Participating equity	21	Discounted cash flow	Discount rate	15.0%	15.0%
Other liabilities	31	Discounted cash flow	Discount rate	3.7% - 9.3%	6.3%
Contingent consideration obligation	126	Discounted cash flow	Discount rate	18.5%	18.5%

[1] Unobservable inputs were weighted based on the fair value of the investments included in the range.

The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended June 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments	$1,087	$(9)	$—	$1	$1	$1,080	$31	$—
Investments of Consolidated VIEs	931	(43)	—	588	(286)	1,190	(15)	—
Total Level 3 Assets – Asset Management	$2,018	$(52)	$—	$589	$(285)	$2,270	$16	$—
Assets – Retirement Services
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,499	—	(58)	40	107	1,588	—	(58)
CLO	5	—	(3)	(2)	—	—	—	—
ABS	3,783	2	(65)	148	(274)	3,594	—	(66)
CMBS	10	—	—	—	(10)	—	—	—

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

RMBS	—	—	—	68	—	68	—	—
Trading securities	90	(1)	—	2	(33)	58	—	—
Equity securities	438	8	—	(3)	(381)	62	8	—
Mortgage loans	23,696	(1,027)	—	2,549	—	25,218	(1,025)	—
Investment funds	19	—	—	—	—	19	—	—
Funds withheld at interest – embedded derivative	(1,882)	(2,076)	—	—	—	(3,958)	—	—
Short-term investments	59	—	(1)	—	—	58	—	—
Investments in related parties
AFS securities
Corporate	761	—	(7)	42	53	849	—	(7)
CLO	332	—	(7)	—	—	325	—	(7)
ABS	4,409	16	(125)	(1,096)	1,822	5,026	—	(126)
Trading securities	252	4	—	(808)	1,443	891	—	—
Equity securities	166	(9)	—	(119)	125	163	—	—
Mortgage loans	1,456	(72)	—	32	—	1,416	(73)	—
Investment funds	814	4	—	—	—	818	28	—
Short-term investments	53	—	—	—	(53)	—	—	—
Funds withheld at interest – embedded derivative	(570)	(559)	—	—	—	(1,129)	—	—
Reinsurance recoverable	1,814	(234)	—	—	—	1,580	—	—
Assets of consolidated VIEs
Trading securities	—	—	—	—	330	330	—	—
Mortgage loans	1,880	(50)	—	(2)	(202)	1,626	(50)	—
Investment funds	10,577	33	—	(77)	(9,480)	1,053	27	—
Other investments	1,902	—	—	31	(1,902)	31	—	—
Total Level 3 assets – Retirement Services	$51,565	$(3,961)	$(266)	$805	$(8,455)	$39,688	$(1,085)	$(264)

Liabilities – Asset Management
Contingent consideration obligations	$110	$(7)	$—	$36	$—	$139	$—	$—
Total Level 3 liabilities – Asset Management	$110	$(7)	$—	$36	$—	$139	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(6,704)	$1,487	$—	$(234)	$—	$(5,451)	$—	$—
Universal life benefits	(1,096)	153	—	—	—	(943)	—	—
Future policy benefits
AmerUs Closed Block	(1,378)	131	—	—	—	(1,247)	—	—
ILICO Closed Block and life benefits	(704)	81	—	—	—	(623)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Total Level 3 liabilities – Retirement Services	$(9,885)	$1,854	$—	$(234)	$—	$(8,265)	$—	$—

[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments of Consolidated VIEs	$11,948	$32	$—	$134	$(236)	$11,878	$66	$—
Other Investments	381	11	—	(3)	1	390	9	—
Total Level 3 assets – Asset Management	$12,329	$43	$—	$131	$(235)	$12,268	$75	$—

Liabilities – Asset Management
Contingent consideration obligations	$114	$16	$—	$(1)	$—	$129	$—	$—
Debt and other liabilities of consolidated VIEs	7,316	2	13	(125)	—	7,206	(6)	—
Total Level 3 liabilities – Asset Management	$7,430	$18	$13	$(126)	$—	$7,335	$(6)	$—

[1] Related to instruments held at end of period.

	Six months ended June 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments	$946	$9	$—	$102	$23	$1,080	$59	$—
Investments of Consolidated VIEs	13,188	173	—	1,717	(13,888)	1,190	(17)	—
Total Level 3 assets – Asset Management	$14,134	$182	$—	$1,819	$(13,865)	$2,270	$42	$—
Assets – Retirement Services
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,339	(3)	(77)	180	149	1,588	—	(76)
CLO	14	(2)	—	(12)	—	—	—	—
ABS	3,619	7	(95)	—	63	3,594	—	(89)
CMBS	43	—	(17)	—	(26)	—	—	1
RMBS	—	—	—	68	—	68	—	—
Trading securities	69	(6)	—	8	(13)	58	—	—
Equity securities	429	17	—	(3)	(381)	62	16	—
Mortgage loans	21,154	(1,771)	—	5,835	—	25,218	(1,767)	—
Investment funds	18	1	—	—	—	19	1	—
Funds withheld at interest – embedded derivative	—	(3,958)	—	—	—	(3,958)	—	—
Short-term investments	29	—	(1)	30	—	58	—	—
Investments in related parties
AFS securities
Corporate	670	(4)	(6)	136	53	849	—	(6)
CLO	202	—	(7)	130	—	325	—	(7)
ABS	6,445	(1)	(135)	(1,241)	(42)	5,026	—	(138)
Trading securities	1,771	(1)	—	(1,062)	183	891	—	—
Equity securities	284	(14)	—	(119)	12	163	—	—
Mortgage loans	1,369	(124)	—	171	—	1,416	(124)	—
Investment funds	2,855	28	—	(34)	(2,031)	818	28	—
Short-term investments	—	—	—	53	(53)	—	—	—
Funds withheld at interest – embedded derivative	—	(1,129)	—	—	—	(1,129)	—	—

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reinsurance recoverable	1,991	(411)	—	—	—	1,580	—	—
Assets of consolidated VIEs
Trading securities	—	—	—	—	330	330	—	—
Mortgage loans	2,152	(170)	—	(154)	(202)	1,626	(170)	—
Investment funds	1,297	28	—	161	(433)	1,053	28	—
Other investments	—	—	—	31	—	31	—	—
Total Level 3 assets – Retirement Services	$45,752	$(7,513)	$(338)	$4,178	$(2,391)	$39,688	$(1,988)	$(315)

Liabilities – Asset Management
Contingent consideration obligations	$126	$(10)	$—	$23	$—	$139	$—	$—
Debt and other liabilities of consolidated VIEs	7,528	(28)	—	1,126	(8,626)	—	—	—
Total Level 3 liabilities – Asset Management	$7,654	$(38)	$—	$1,149	$(8,626)	$139	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(7,559)	$2,444	$—	$(336)	$—	$(5,451)	$—	$—
Universal life benefits	(1,235)	292	—	—	—	(943)	—	—
Future policy benefits						—
AmerUs Closed Block	(1,520)	273	—	—	—	(1,247)	—	—
ILICO Closed Block and life benefits	(742)	119	—	—	—	(623)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Total Level 3 liabilities – Retirement Services	$(11,059)	$3,130	$—	$(336)	$—	$(8,265)	$—	$—

[1] Related to instruments held at end of period.

	Six months ended June 30, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments of Consolidated VIEs	$10,963	$332	$—	$876	$(293)	$11,878	$199	$—
Other Investments	370	22	—	(3)	1	390	29	—
Total Level 3 assets – Asset Management	$11,333	$354	$—	$873	$(292)	$12,268	$228	$—

Liabilities – Asset Management
Contingent consideration obligations	$120	$22	$—	$(13)	$—	$129	$—	$—
Debt and other liabilities of consolidated VIEs	7,100	66	—	40	—	7,206	(59)	—
Total Level 3 liabilities – Asset Management	$7,220	$88	$—	$27	$—	$7,335	$(59)	$—

[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended June 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[2]	Net Transfers In (Out)
Assets – Asset Management
Investments	$2	$—	$(1)	$—	$1	$1	$—	$1
Investments of consolidated VIEs	1,235	—	(647)	—	588	30	(316)	(286)
Total Level 3 assets – Asset Management	$1,237	$—	$(648)	$—	$589	$31	$(316)	$(285)

Assets – Retirement Services
AFS securities
Corporate	$129	$—	$(2)	$(87)	$40	$150	$(43)	$107
CLO	—	—	—	(2)	(2)	—	—	—
ABS	746	—	(341)	(257)	148	30	(304)	(274)
CMBS	—	—	—	—	—	—	(10)	(10)
RMBS	68	—	—	—	68	—	—	—
Trading securities	2	—	—	—	2	9	(42)	(33)
Equity securities	—	—	(3)	—	(3)	19	(400)	(381)
Mortgage loans	3,386	—	(48)	(789)	2,549	—	—	—
Short-term investments	29	—	—	(29)	—	—	—	—
Investments in related parties
AFS securities
Corporate	52	—	—	(10)	42	53	—	53
ABS	899	—	(6)	(1,989)	(1,096)	1,822	—	1,822
Trading securities	7	—	(787)	(28)	(808)	1,443	—	1,443
Equity securities	—	—	(119)	—	(119)	125	—	125
Mortgage loans	36	—	—	(4)	32	—	—	—
Short-term investments	—	—	—	—	—	—	(53)	(53)
Assets of consolidated VIEs
Trading securities	—	—	—	—	—	330	—	330
Mortgage loans	—	—	—	(2)	(2)	21	(223)	(202)
Investment funds	33	—	(110)	—	(77)	1,006	(10,486)	(9,480)
Other investments	31	—	—	—	31	—	(1,902)	(1,902)
Total Level 3 assets – Retirement Services	$5,418	$—	$(1,416)	$(3,197)	$805	$5,008	$(13,463)	$(8,455)

Liabilities - Asset Management
Contingent consideration obligations	$—	$36	$—	$—	$36	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	—	—	—	—	—	—	—
Total Level 3 liabilities – Asset Management	$—	$36	$—	$—	$36	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(361)	$—	$127	$(234)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(361)	$—	$127	$(234)	$—	$—	$—

[1] Transfers in is primarily assets of consolidated VIEs that Athene consolidated effective in the second quarter of 2022.
[2] Transfers out is primarily the deconsolidation of certain of Athene’s VIEs effective during the second quarter of 2022.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[2]	Net Transfers In (Out)
Assets – Asset Management
Investments	$—	$—	$(3)	$—	$(3)	$1	$—	$1
Investments of consolidated VIEs	692	—	(558)	—	134	7	(243)	(236)
Total Level 3 assets – Asset Management	$692	$—	$(561)	$—	$131	$8	$(243)	$(235)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(1)	$(1)	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	102	—	(227)	(125)	—	—	—
Total Level 3 liabilities – Asset Management	$—	$102	$—	$(228)	$(126)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[2]	Net Transfers In (Out)
Assets – Asset Management
Investments	$106	$—	$(4)	$—	$102	$23	$—	$23
Investments of consolidated VIEs	3,704	—	(1,987)	—	1,717	482	(14,370)	(13,888)
Total Level 3 assets – Asset Management	$3,810	$—	$(1,991)	$—	$1,819	$505	$(14,370)	$(13,865)

Assets – Retirement Services
AFS securities
Corporate	$453	$—	$(170)	$(103)	$180	$193	$(44)	$149
CLO	—	—	—	(12)	(12)	—	—	—
ABS	2,235	—	(1,791)	(444)	—	368	(305)	63
CMBS	—	—	—	—	—	—	(26)	(26)
RMBS	68	—	—	—	68	—	—	—
Trading securities	8	—	—	—	8	39	(52)	(13)
Equity securities	—	—	(3)	—	(3)	19	(400)	(381)
Mortgage loans	7,477	—	(130)	(1,512)	5,835	—	—	—
Short-term investments	59	—	—	(29)	30	—	—	—
Investments in related parties
AFS securities
Corporate	367	—	(217)	(14)	136	53	—	53
CLO	130	—	—	—	130	—	—	—
ABS	1,273	—	(93)	(2,421)	(1,241)	1,822	(1,864)	(42)
Trading securities	36	—	(1,052)	(46)	(1,062)	1,443	(1,260)	183
Equity securities	—	—	(119)	—	(119)	125	(113)	12
Mortgage loans	182	—	—	(11)	171	—	—	—
Investment funds	—	—	(34)	—	(34)	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	(53)	(53)
Assets of consolidated VIEs
Trading securities	—	—	—	—	—	330	—	330
Mortgage loans	—	—	—	(154)	(154)	21	(223)	(202)
Investment funds	286	—	(125)	—	161	11,087	(11,520)	(433)
Other investments	31	—	—	—	31	1,902	(1,902)	—
Total Level 3 assets – Retirement Services	$12,658	$—	$(3,734)	$(4,746)	$4,178	$17,402	$(19,793)	$(2,391)

Liabilities - Asset Management
Contingent consideration obligations	$—	$36	$—	$(13)	$23	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	1,644	—	(518)	1,126	—	(8,626)	(8,626)
Total Level 3 liabilities – Asset Management	$—	$1,680	$—	$(531)	$1,149	$—	$(8,626)	$(8,626)

Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(616)	$—	$280	$(336)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(616)	$—	$280	$(336)	$—	$—	$—

[1] Transfers in is primarily assets and liabilities of consolidated VIEs that Athene consolidated effective June 30, 2022.
[2] Transfers out is primarily the elimination of investments in related party securities issued by VIEs that Athene consolidated effective March 31, 2022.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments	$—	$—	$(3)	$—	$(3)	$1	$—	$1
Investments of consolidated VIEs	1,682	—	(806)	—	876	10	(303)	(293)
Total Level 3 assets – Asset Management	$1,682	$—	$(809)	$—	$873	$11	$(303)	$(292)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(13)	$(13)	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	312	—	(272)	40	—	—	—
Total Level 3 liabilities – Asset Management	$—	$312	$—	$(285)	$27	$—	$—	$—

Fair Value Option - Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

(In millions)	Three months ended June 30, 2022	Six months ended June 30, 2022
Trading securities	$(161)	$(368)
Mortgage loans	(1,149)	(2,065)
Investment funds	36	56
Future policy benefits	131	273
Total gains (losses)	$(1,143)	$(2,104)

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

The following summarizes information for fair value option mortgage loans including related parties and VIEs:

(In millions)	June 30, 2022
Unpaid principal balance	$29,883
Mark to fair value	(1,623)
Fair value	$28,260

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$127
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(46)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$81

Fair value of commercial mortgage loans 90 days or more past due	$132
Fair value of commercial mortgage loans in non-accrual status	81

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$581
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(36)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$545

Fair value of residential mortgage loans 90 days or more past due[1]	$545
Fair value of residential mortgage loans in non-accrual status	207

[1] Includes $338 million of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

(In millions)	Three months ended June 30, 2022	Six months ended June 30, 2022
Mortgage loans	$(34)	$(52)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Financial Instruments Without Readily Determinable Fair Values

Athene has elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of June 30, 2022, the carrying amount of the equity securities was $400 million with no cumulative recorded impairment.

Fair Value of Financial Instruments Not Carried at Fair Value - Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	June 30, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$108	$108	$108	$—	$—	$—
Policy loans	358	358	—	—	358	—
Funds withheld at interest	41,596	41,596	—	—	—	41,596
Short-term investments	26	26	—	—	—	26
Other investments	713	713	—	—	—	713
Investments in related parties
Investment funds	720	720	720	—	—	—
Funds withheld at interest	11,804	11,804	—	—	—	11,804
Other investments	272	272	—	—	—	272
Assets of consolidated VIEs
Mortgage loans	366	366	—	—	—	366
Other investments	80	80	—	—	—	80
Total financial assets not carried at fair value	$56,043	$56,043	$828	$—	$358	$54,857

Financial liabilities
Interest sensitive contract liabilities	$116,164	$105,039	$—	$—	$—	$105,039
Debt	3,279	2,586	—	—	2,586	—
Securities to repurchase	4,109	4,109	—	—	4,109	—
Total financial liabilities not carried at fair value	$123,552	$111,734	$—	$—	$6,695	$105,039

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

Debt

The fair value of debt is obtained from commercial pricing services. These are classified as Level 2. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data.

Significant Unobservable Inputs

Asset Management

Consolidated VIEs Investments

The significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied, purchase multiple and net tangible asset value in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.

The significant unobservable inputs used in the fair value measurement of bank loans, bonds, profit participating notes, and other equity investments are discount rates. Significant increases (decreases) in discount rates would result in significantly lower (higher) fair value measurements.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
discount rates. Significant increases (decreases) in discount rates would result in a significantly lower (higher) fair value measurement.

Certain liabilities of VIEs are valued using the NAV per share equivalent calculated by the investment manager as a practical expedient to determine an independent fair value.

Contingent Consideration Obligations

The significant unobservable inputs used in the fair value measurement of the contingent consideration obligations are discount rate and volatility rate applied in the valuation models. These inputs in isolation can cause significant increases or decreases in fair value. See note 17 for further discussion of the contingent consideration obligations.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

(In millions)	DAC	DSI	VOBA	Total
Balance at January 1, 2022	$—	$—	$4,547	$4,547
Additions	434	162	—	596
Amortization	(1)	—	(249)	(250)
Other	—	—	(3)	(3)
Balance at June 30, 2022	$433	$162	$4,295	$4,890

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2022[1]	$239
2023	447
2024	410
2025	377
2026	342
2027	304

[1] Expected amortization for the remainder of 2022.

9. Goodwill

The following table presents Apollo’s goodwill by segment:

(In millions)	As of June 30, 2022	As of December 31, 2021
Asset Management	$232	$85
Retirement Services	4,153	—
Principal Investing	32	32
Total Goodwill	$4,417	$117

On January 1, 2022, the Company completed the previously announced merger transactions with Athene. In connection with the completion of the Mergers, the Company recognized goodwill of $4.2 billion as of the Merger Date. See note 3 for further disclosure regarding the goodwill recorded as a result of the Mergers.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Apollo acquired Griffin Capital’s U.S. wealth distribution business and U.S. asset management business in two separate closings on March 1, 2022 and May 3, 2022 and recorded goodwill of $13 million and $134 million, respectively, on each acquisition date. All of the goodwill associated with the Griffin Capital acquisitions are included within the Asset Management segment.

10. Profit Sharing Payable

Profit sharing payable was $1.5 billion and $1.4 billion as of June 30, 2022 and December 31, 2021, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2022	$1,445
Profit sharing expense	315
Payments/other	(283)
Profit sharing payable, June 30, 2022	$1,477

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

11. Income Taxes

The Company’s income tax (provision) benefit totaled $487 million and $(194) million for the three months ended June 30, 2022 and 2021, respectively, and totaled $1.1 billion and $(397) million for the six months ended June 30, 2022, and 2021, respectively. The Company’s effective income tax rate was approximately 14.0% and 11.4% for the three months ended June 30, 2022 and 2021, respectively, and 19.5% and 11.6% for the six months ended June 30, 2022 and 2021, respectively.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recorded $15.7 million of unrecognized tax benefits as of June 30, 2022, for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.
The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of June 30, 2022, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2018 through 2020 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for the 2013, 2015, 2017, 2019, and 2020 tax years. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. There are other

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
examinations ongoing in other foreign jurisdictions, which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

The Company has historically recorded deferred tax assets generated by the step-up in the tax basis of assets, including intangibles, resulting from exchanges of AOG Units for shares of common stock by the Former Managing Partners and Contributing Partners. A related liability has also historically been recorded in “Due to Related Parties” in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among the Company, the Former Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 16). The benefit the Company has historically obtained from the difference in the tax asset recognized and the related liability resulted in an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.

Subsequent to the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no exchanges subject to the tax receivable agreement during the six months ended June 30, 2022. The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares for the six months ended June 30, 2021.

Exchange of AOG Units for Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase in Additional Paid in Capital
For the Six Months Ended June 30, 2021	45	38	7

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Debt

Company debt consisted of the following:

		June 30, 2022			December 31, 2021
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.00% 2024 Senior Notes[1,2]	May 30, 2024	$499	$494	[4]	$498	$530	[4]
4.40% 2026 Senior Notes[1,2]	May 27, 2026	498	496	[4]	498	553	[4]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	674	668	[4]	675	778	[4]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	495	423	[4]	495	506	[4]
4.77% 2039 Senior Secured Guaranteed Notes[1,2]		—	—	[6]	317	369	[5]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	293	[4]	297	397	[4]
4.95% 2050 Senior Subordinated Notes[1,2]	January 14, 2050	297	258	[4]	297	309	[4]
1.70% Secured Borrowing II1	April 15, 2032	18	17	[3]	19	19	[3]
1.30% 2016 AMI Term Facility I1	January 15, 2025	18	18	[3]	19	19	[3]
1.40% 2016 AMI Term Facility II1	July 23, 2023	17	17	[3]	19	19	[3]
		2,813	2,684		3,134	3,499
Retirement Services
4.13% 2028 Notes[1]	January 12, 2028	1,088	937		—	—
6.15% 2030 Notes[1]	April 3, 2030	613	500		—	—
3.50% 2031 Notes[1]	January 15, 2031	527	424		—	—
3.95% 2051 Notes[1]	May 25, 2051	547	380		—	—
3.45% 2052 Notes[1]	May 15, 2052	504	345		—	—
		3,279	2,586		—	—
Total Debt		$6,092	$5,270		$3,134	$3,499

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $17 million and $25 million as of June 30, 2022 and December 31, 2021, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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
[6] There is no outstanding balance as of June 30, 2022. These notes were transferred to a VIE consolidated by Athene during the six months ended June 30, 2022.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Credit Facilities

The following table represents the Company’s credit facilities:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management - AMH credit facility	November 23, 2020	November 23, 2025	Citibank	The commitment fee on the $750 million undrawn AMH credit facility as of June 30, 2022 was 0.09%.
Retirement Services - AHL credit facility	N/A	December 3, 2024	Citibank	The borrowing capacity under the credit facility is $1.25 billion, with potential increases up to $1.75 billion.
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

As of June 30, 2022, there were no amounts outstanding under the AMH credit facility and the Company was in compliance with all covenants under the facility.

Retirement Services - Credit Facility and Liquidity Facility

AHL Credit Facility—AHL has a revolving credit agreement with Citibank, N.A. as administrative agent, which matures on December 3, 2024, subject to up to two one-year extensions (“AHL credit facility”). The borrowing capacity under the AHL credit facility is $1.25 billion, with potential increases up to $1.75 billion. In connection with the AHL credit facility, AHL and Athene USA Corporation (“AUSA”) guaranteed all of the obligations of AHL, Athene Life Re (“ALRe”), Athene Annuity Re Ltd. (“AARe”) and AUSA under this facility, and ALRe and AARe guaranteed certain of the obligations of AHL, ALRe, AARe and AUSA under this facility. The AHL credit facility contains various standard covenants with which the company must comply, including the following:

1. Consolidated debt to capitalization ratio of not greater than 35%;
2. Minimum consolidated net worth of no less than $7.3 billion; and
3. Restrictions on Athene’s ability to incur debt and liens, in each case with certain exceptions.

As of June 30, 2022, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all covenants under the facility.

Interest accrues on outstanding borrowings at either the Eurodollar Rate (as defined in the AHL credit facility) plus a margin or a base rate plus a margin, with the applicable margin varying based on Athene’s Debt Rating (as defined in the AHL credit facility).

AHL Liquidity Facility—In the third quarter of 2022, AHL entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, which matures on June 30, 2023, subject to additional 364-day extensions (“AHL liquidity facility”). The AHL liquidity facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the AHL liquidity facility is $2.5 billion, with potential increases up to $3.0 billion. The AHL liquidity facility contains various standard covenants with which Athene must comply, including the following:

1.ALRe minimum consolidated net worth of no less than $9.3 billion; and
2.Restrictions on Athene’s ability to incur debt and liens, in each case with certain exceptions.

Interest accrues on outstanding borrowings at the secured overnight financing rate (Adjusted Term SOFR, as defined in the AHL liquidity facility) plus a margin or a base rate plus a margin, with applicable margin varying based on ALRe’s Financial Strength Rating (as defined in the AHL liquidity facility).

As of August 5, 2022, there were no amounts outstanding under the AHL liquidity facility.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2022	2021	2022	2021
Asset Management	$31	$35	$63	$70
Retirement Services[1]	23	—	47	—
Total Interest Expense	$54	$35	$110	$70

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

The Company grants both service and performance-based awards. The estimated total grant date fair value for service-based awards is charged to compensation expense on a straight-line basis over the vesting period, which is generally one to six years from the date of grant. Certain service-based awards are tied to profit sharing arrangements in which a portion of the performance fees distributed to the general partner are required to be used by employees to purchase restricted shares of common stock or RSUs, which are granted under the Company’s Equity Plan. Performance based awards vest subject to continued employment and the Company’s achievement of specified performance goals. In accordance with U.S. GAAP, equity-based compensation expense for performance grants are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable.

For the three months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense of $126.0 million and $53.0 million, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense of $294.0 million and $109.4 million, respectively. As of June 30, 2022, there was $828.0 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 3.0 years.

Service-Based Awards

During the six months ended June 30, 2022 and June 30, 2021, the Company awarded service-based grants of 4.6 million RSUs and 2.2 million RSUs with a grant date fair value of $281.1 million and $108.6 million, respectively.

During the three months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense on service-based awards of $56.0 million and $23.4 million, respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense on service-based awards of $122.5 million and $42.1 million, respectively.

Performance-Based Awards

During the six months ended June 30, 2022 and June 30, 2021, the Company awarded performance-based grants of 2.6 million and 1.2 million RSUs to certain employees with a grant date fair value of $147.6 million and $51.5 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation.

During the three months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense for performance-based awards of $50.2 million and $17.5 million, respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense for performance-based awards of $124.0 million and $43.9 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics. During the three and six months ended June 30, 2022, the Company recorded equity-based compensation expense of $13.9 million and $27.8 million, respectively, for service-based awards and $5.9 million and $11.8 million, respectively, for performance-based awards, each related to these one-time grants.

The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2022	—		—	—
RSUs assumed in the Mergers	16,345,396	$52.45	15,976,551	32,321,947
Granted	6,483,384	$59.86	677,914	7,161,298
Forfeited	(221,379)	$49.27	(429)	(221,808)
Vested	(3,031,445)	$43.98	3,031,445	—
Issued	—	—	(6,015,987)	(6,015,987)
Balance at June 30, 2022	19,575,956	$56.69	13,669,494	33,245,450

Restricted Stock Awards

During the six months ended June 30, 2022 and June 30, 2021, the Company awarded 0.5 million and 0.1 million restricted stock awards related to profit sharing arrangements with a grant date fair value of $31.5 million and $3.2 million, respectively.

During the three months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense on restricted stock related to profit sharing arrangements of $13.7 million and $6.9 million, respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense on restricted stock related to profit sharing arrangements of $32.8 million and $10.9 million, respectively.

14. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three and six months ended June 30, 2022 and 2021, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below outlines the share activity for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	5,409,467	2,980,032
Shares issued to Apollo Opportunity Foundation[2]	200,000	—
Reduction of shares of common stock issued[3]	(2,442,133)	(1,218,885)
Shares of common stock purchased related to share issuances and forfeitures[4]	(219,633)	(270,362)
Issuance of shares of common stock for equity-based awards	2,947,701	1,490,785

1 The gross value of shares issued was $347 million and $155 million for the six months ended June 30, 2022 and 2021, respectively, based on the closing price of the shares of common stock at the time of issuance.

2 Shares issued to Apollo Opportunity Foundation in connection with an irrevocable pledge to contribute 1.7 million shares of common stock. The gross value of shares issued for the six months ended June 30, 2022 totaled $10.4 million.

3 Cash paid for tax liabilities associated with net share settlement was $158 million and $64 million for the six months ended June 30, 2022 and 2021, respectively.
4 Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the six months ended June 30, 2022 and 2021, Apollo issued 472,774 and 56,243 of such restricted shares and 219,633 and 270,362 of such RSUs under the Equity Plan, respectively, and repurchased 692,407 and 326,605 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 527 and 0 restricted shares forfeited during the six months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022 and 2021, 6,889,593 and 1,818,108 shares of common stock were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, respectively, and such shares were subsequently canceled by the Company. The Company paid $394 million and $106 million for these open market share repurchases during the six months ended June 30, 2022 and 2021, respectively.

Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data). Certain subsidiaries of the Company may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement.

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions	Distribution Equivalents on Participating Securities
February 3, 2021	$0.60	February 26, 2021	$139	$121	$260	$5
N/A	—	April 14, 2021	—	42	42	—
May 4, 2021	0.50	May 28, 2021	116	101	217	4
N/A	—	June 15, 2021	—	20	20	—
August 4, 2021	0.50	August 31, 2021	122	94	216	4
N/A	—	September 15, 2021	—	24	24	—
November 2, 2021	0.50	November 30, 2021	124	93	217	4
N/A	—	December 15, 2021	—	23	23	—
Year ended December 31, 2021	$2.10		$501	$518	$1,019	$17
February 11, 2022	$0.40	February 28, 2022	$229	$—	$229	$12
May 5, 2022	0.40	May 31, 2022	229	—	229	12
Six months ended June 30, 2022	$0.80		$458	$—	$458	$24

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accumulated Other Comprehensive Income (Loss)

The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2022	$(4,749)	$(65)	$211	$(78)	$5	$(4,676)
Adoption of accounting standards	—	—	—	—	—	—
Other comprehensive income (loss) before reclassifications	(7,569)	(94)	282	96	(90)	(7,375)
Less: Reclassification adjustments for gains (losses) realized[1]	(116)	7	2	15	—	(92)
Less: Income tax expense (benefit)	(1,341)	(18)	59	17	—	(1,283)
Less: Other comprehensive loss attributable to non-controlling interests	(862)	(10)	—	13	(27)	(886)
Balance at June 30, 2022	$(9,999)	$(138)	$432	$(27)	$(58)	$(9,790)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$(1)	$—	$—	$(1)	$(3)	$(5)
Adoption of accounting standards	—	—	—	—	—	—
Other comprehensive income (loss) before reclassifications	(14,215)	(191)	550	(31)	(92)	(13,979)
Less: Reclassification adjustments for gains (losses) realized[1]	(154)	—	3	15	—	(136)
Less: Income tax expense (benefit)	(2,525)	(34)	115	(9)	—	(2,453)
Less: Other comprehensive loss attributable to non-controlling interests	(1,538)	(19)	—	(11)	(37)	(1,605)
Balance at June 30, 2022	$(9,999)	$(138)	$432	$(27)	$(58)	$(9,790)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
15. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net Income (Loss) attributable to common stockholders	$(2,051)	$649	$(2,921)	$1,319
Dividends declared on common stock [1]	(229)	(116)	(458)	(255)
Dividends on participating securities [2]	(12)	(4)	(24)	(9)
Earnings allocable to participating securities[3]	—	(20)	—	(39)
Undistributed income (loss) attributable to common stockholders: Basic	(2,292)	509	(3,403)	1,016
Denominator:
Weighted average number of shares of common stock outstanding: Basic and Diluted	584,773,771	231,058,813	585,630,085	230,534,073
Net Income (loss) per share of common stock: Basic and Diluted[4]
Distributed Income	$0.40	$0.50	$0.80	$1.10
Undistributed Income (loss)	(3.93)	2.20	(5.83)	4.41
Net Income (loss) per share of common stock: Basic and Diluted	$(3.53)	$2.70	$(5.03)	$5.51

[1] See note 14 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
3 No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
[4] For the three and six months ended June 30, 2022 and 2021, all of the classes of securities were determined to be anti-dilutive.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the anti-dilutive securities:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted average vested RSUs	—	309,142	—	675,233
Weighted average unvested RSUs	14,013,743	8,006,542	12,945,436	7,491,189
Weighted average unexercised options	2,424,407	—	2,424,407	—
Weighted average AOG Units outstanding	—	172,599,261	—	173,207,079
Weighted average unvested restricted shares	2,275,962	656,220	2,271,481	680,448

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

Due from related parties and Due to related parties consisted of the following as of June 30, 2022 and December 31, 2021:

(In millions)	June 30, 2022	December 31, 2021
Due from Related Parties:
Due from funds[1]	$255	$316
Due from portfolio companies	58	67
Due from employees and former employees	95	107
Total Due from Related Parties	$408	$490
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners[2]	$950	$1,118
Due to funds	95	104
Total Due to Related Parties	$1,045	$1,222
[1] Includes $40 million and $48 million as of June 30, 2022 and December 31, 2021, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes $438 million and $570 million as of June 30, 2022 and December 31, 2021, respectively, related to the AOG Unit Payment, payable in equal installments through December 31, 2024.

Tax Receivable Agreement

Prior to the consummation of the Mergers, each of the Former Managing Partners and Contributing Partners had the right to exchange vested AOG Units for Class A shares, subject to certain restrictions. All Apollo Operating Group entities have made, or will make, an election under Section 754 of the U.S. Internal Revenue Code, which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group entities at the time an exchange was made. The election results in an increase to the tax basis of underlying assets which will reduce the amount of tax that AGM and its subsidiaries will otherwise be required to pay in the future.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date.

Following the closing of the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no exchanges subject to the tax receivable agreement during the six months ended June 30, 2022.

As a result of the exchanges of AOG Units for Class A shares during the six months ended June 30, 2021, a $38 million liability was recorded to estimate the amount of the future expected payments to be made by AGM and its subsidiaries to the Former Managing Partners and Contributing Partners pursuant to the tax receivable agreement.

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

As of June 30, 2022, the outstanding payable amount due to Former Managing Partners and Contributing Partners was $438 million, which is payable in equal installments through December 31, 2024.

Due from Employees and Former Employees

As of June 30, 2022 and December 31, 2021, due from related parties includes various amounts due to Apollo including employee loans and return of profit-sharing distributions. As of June 30, 2022 and December 31, 2021, the balance includes interest-bearing employee loans receivable of $20 million and $18 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $63 million and $65 million at June 30, 2022 and December 31, 2021, respectively.

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

Apollo recorded an indemnification liability of $13 million as of June 30, 2022 and December 31, 2021.

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
Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $81 million as of June 30, 2022 and December 31, 2021.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Athora

AAM and its subsidiaries (together, “Apollo Asset Management”), through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the European life insurance market (collectively, the “Athora Accounts”). Apollo Asset Management had equity commitments outstanding to Athora of up to $430 million as of June 30, 2022, subject to certain conditions.

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of June 30, 2022. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of June 30, 2022.

Investment in SPACs

In October 2020, APSG I, a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $817 million, including the underwriters’ partial exercise of their over-allotment. In a private placement concurrent offering, APSG I sold warrants to APSG Sponsor, L.P., a subsidiary of Apollo, for total gross proceeds of $18 million. APSG Sponsor, L.P. also holds Class B ordinary shares of APSG I. In May 2022, APSG I completed a business combination with American Express Global Business Travel. As a result of the business combination, Apollo no longer consolidates APSG I as a VIE. The deconsolidation resulted in an unrealized gain of $162 million, which includes $82 million of unrealized gains related to previously held Class B ordinary shares, which converted to Class A shares of the newly merged entity (“GBTG”), presented in net gains from investment activities within Other income (loss) - Asset Management in the condensed consolidated statements of operations. Apollo continues to hold a non-controlling interest in GBTG at fair value, substantially all of which is presented within Investments (Asset Management) in the condensed consolidated statements of financial condition. Apollo has significant influence in the retained investment, and has elected the fair value option for subsequent measurement.

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
As described in note 2, the Company consolidates entities that are VIEs for which the Company has been designated as the

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
primary beneficiary. Through its interests in the respective sponsors, the Company has the primary beneficiary power to direct the activities that most significantly impact the economic performance of these SPACs. In addition, the Company’s combined interests in these VIEs are significant. Assets and liabilities of the consolidated SPACs are shown within the respective line items of the condensed consolidated financial statements, as outlined below.
The tables below present the financial information of these SPACs in aggregate:

(In millions)	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$1	$2
Restricted cash and cash equivalents	691	690
U.S. Treasury securities, at fair value	346	1,162
Other assets	1	3
Total Assets	$1,039	$1,857
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$3	$2
Due to related parties	11	20
Other liabilities	42	144
Total Liabilities	56	166
Redeemable non-controlling interests:
Redeemable non-controlling interests	999	1,762
Stockholders’ Equity:
Additional paid in capital	(54)	(98)
Retained earnings	38	27
Total Stockholders’ Equity	(16)	(71)
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$1,039	$1,857

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Expenses:
General, administrative and other	$(1)	$4	$6	$10
Total Expenses	(1)	4	6	10
Other Income (Loss):
Net gains (losses) from investment activities	12	1	17	(1)
Interest income	1	—	2	—
Total Other Income (Loss)	13	1	19	(1)
Net Income Attributable to Apollo Global Management, Inc.	14	(3)	13	(11)
Retirement Services

Apollo Aligned Alternatives, L.P. (“AAA”) Investment – During the second quarter of 2022, Athene contributed $7.8 billion of certain of its alternative investments to AAA in exchange for limited partnership interests in AAA. Athene consolidates AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which Athene and third-party investors can participate in a portfolio of alternative investments. Additionally, the Company believes AAA enhances its ability to increase alternative assets under management by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022.

Athene Freedom

Athene has a limited partnership investment in Athene Freedom, for which Apollo is the general partner, and which Athene contributed to AAA during the second quarter of 2022. Athene Freedom indirectly invests in both Wheels, Inc. (“Wheels”) and Donlen, LLC (“Donlen”). Additionally, as of June 30, 2022, Athene owns $0.9 billion ABS and corporate debt securities issued by Wheels and Donlen, which are held as investments in related parties on the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Athora

Athene has a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of June 30, 2022, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

(In millions)	June 30, 2022
Investment fund	$818
Non-redeemable preferred equity securities	157
Total investment in Athora	$975

Additionally, as of June 30, 2022, Athene had $58 million of funding agreements outstanding to Athora. Athene also has commitments to make additional investments in Athora of $472 million as of June 30, 2022.

Venerable

Athene has coinsurance and modco agreements with Venerable Insurance and Annuity Company (“VIAC”). VIAC is a related party due to Athene’s minority equity investment in its holding company’s parent, VA Capital Company LLC (“VA Capital”), which was $230 million as of June 30, 2022. The minority equity investment in VA Capital is included in investments in related parties on the condensed consolidated statements of financial condition and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC. Additionally, Athene has term loans receivable from Venerable due in 2033, which is included in investments in related parties on the condensed consolidated statements of financial condition. The loans are held at the principal balance less allowances and were $272 million as of June 30, 2022. While management viewed the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the term loans to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

PK AirFinance

Athene has investments in PK AirFinance (“PK Air”), an aviation lending business with a portfolio of loans (“Aviation Loans”). The Aviation Loans are generally fully secured by aircraft leases and aircraft. Apollo owns the PK Air loan origination platform, including personnel and systems and, pursuant to certain agreements entered into between Athene, Apollo, and certain entities managed by Apollo, the Aviation Loans are securitized by a special purpose vehicle (“SPV”) for which Apollo acts as ABS manager (“ABS-SPV”). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. Athene has purchased both senior and subordinated notes of PK Air, which are included in investments in related parties on the condensed consolidated statements of financial condition. During the first quarter of 2022, Athene contributed its investment in the subordinated notes to PK Air Holdings, LP, and then contributed PK Air Holdings, LP to AAA during the second quarter of 2022. As of June 30, 2022, Athene holds $1.1 billion of PK Air senior notes and has commitments to make additional investments in PK Air of $1.5 billion.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Apollo/Athene Dedicated Investment Program (“ADIP”)

Athene’s subsidiary, Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, “ACRA”) is partially owned by ADIP, a series of funds managed by Apollo. Athene’s subsidiary, ALRe, currently holds 36.55% of the economic interests in ACRA and all of ACRA’s voting interests, with ADIP holding the remaining 63.45% of the economic interests. During the three and six months ended June 30, 2022, Athene received capital contributions of $400 million and $711 million, respectively, from ADIP.

17. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments as of June 30, 2022 and December 31, 2021 of $0.6 billion and $1.0 billion, respectively, related to the funds it manages.

Athene had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $16.3 billion as of June 30, 2022. Athene expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2022 and that could be reversed approximates $4.3 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of June 30, 2022, there were no open underwriting commitments.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of June 30, 2022, the Apollo Capital Markets Partnership had funded commitments of $403 million to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility, and no capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

Whether the commitments of the Apollo Capital Markets Partnership are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. It is

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
expected that between the time the Apollo Capital Markets Partnership makes a commitment and funding of such commitment, efforts will be made to syndicate such commitment to, among others, third parties, which should reduce its risk when committing to certain transactions. The Apollo Capital Markets Partnership may also, with respect to a particular transaction, enter into other arrangements with third parties which reduce its commitment risk.

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation liability was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $104 million and $126 million as of June 30, 2022 and December 31, 2021, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense in the condensed consolidated statements of operations.

In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay its former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. This obligation was determined based on the present value of estimated future performance relative to such thresholds and is recorded in other liabilities. The fair value of the contingent obligation liabilities were approximately $35 million and $36 million as of June 30, 2022 and the date of acquisition, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the respective thresholds are met such that the contingencies are satisfied. The changes in the fair value of the Griffin Capital contingent consideration obligation are reflected in other income (loss) in the condensed consolidated statements of income.

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2022, Athene had $3.0 billion of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a funding agreement backed notes (“FABN”) program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of June 30, 2022, Athene had $23.0 billion of FABN funding agreements outstanding. Athene had $11.4 billion of board-authorized FABN capacity remaining as of June 30, 2022.

Athene established a secured funding agreement backed repurchase agreement (“FABR”) program, in which a special-purpose, unaffiliated entity entered into repurchase agreements with a bank and the proceeds of the repurchase agreements were used by the special purpose entity to purchase funding agreements from Athene. As of June 30, 2022, Athene had $2.0 billion of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s total restricted assets included on the condensed consolidated statements of financial condition are as follows:

(In millions)	June 30, 2022
AFS securities	$11,038
Trading securities	54
Equity securities	46
Mortgage loans	7,024
Investment funds	102
Derivative assets	52
Short-term investments	3
Other investments	142
Restricted cash and cash equivalents	753
Total restricted assets	$19,214

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.4 billion as of June 30, 2022. These letters of credit were issued for Athene’s reinsurance program and have expirations through December 10, 2023.

Litigation

The Company is party to various legal actions arising from time to time in the ordinary course of business including claims and lawsuits, arbitrations, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding the Company’s business.

In 2000 and 2001, two insurance companies which were subsequently merged into Athene Annuity and Life Company, a wholly owned subsidiary of Athene (“AAIA”), purchased broad based variable corporate-owned life insurance (“COLI”) policies from American General Life Insurance Company (“American General”). In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (“ZC Trust”) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, AAIA filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over AAIA’s claims and directed AAIA to either amend our complaint or transfer the matter to Delaware Superior Court. The matter was transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December 18, 2019. The Superior Court issued an opinion on May 18, 2020 in which it granted in part and denied in part defendants’ motion. The Superior Court denied defendants’ motion with respect to the issue that negatively impacts the crediting rate for one of the COLI policies, which issue proceeded to discovery. The Superior Court granted defendants’ motion and dismissed without prejudice on ripeness grounds claims related to the exit and surrender protocols set forth in the policies, and dismissed defendant ZC Resource LLC. If the supplement were to have been deemed effective, the purported changes to the policies could have impaired AAIA’s ability to access the value of guarantees associated with the policies. The parties engaged in discovery as well as discussions concerning whether the matter could be resolved without further litigation and, at the request of the parties, on August 11, 2021, the court entered an Amended Scheduling Order setting the trial date for June 2023. On December 27, 2021, the parties agreed in principle to a settlement, pursuant to which AAIA will be able to surrender the policies at any time and receive proceeds within six months. During the year ended December 31, 2021, Athene recorded an impairment of the COLI asset of $53 million, and an adjustment to deferred tax liabilities of $47 million, to reflect the terms of the settlement.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AAM, a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act of 1940, breach of fiduciary duties, and breach of contract. On December 7, 2018, McEvoy filed his amended complaint in the District Court for the Middle District of Florida. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations. On July 30, 2020, Apollo and CEVA filed a joint motion for summary judgment on statute of limitations grounds. On June 29, 2021, the district court issued a decision denying the defendants’ joint motion for summary judgment on statute of limitations grounds, and set deadlines on July 23, 2021 for the plaintiff to file an amended complaint and August 20, 2021 for defendants to answer or move to dismiss the amended complaint. Plaintiff filed his second amended complaint on July 23, 2021 which added alleged grounds for tolling the statute of limitations. Also on July 23, 2021, the defendants filed a joint motion for reconsideration with respect to aspects of the district court’s June 29, 2021 decision. On March 10, 2022, the court granted defendants’ motion for reconsideration and granted Apollo’s motion for summary judgment. On April 7, 2022, Plaintiff filed a motion to alter or amend the court’s order of March 10. The defendants, including Apollo, opposed that motion on April 28, 2022. The court denied Plaintiff’s motion on May 26, 2022. Plaintiff has appealed the court’s decisions to the Eleventh Circuit. Apollo believes that Plaintiff’s appeal is without merit. No reasonable estimate of possible loss, if any, can be made at this time.

On December 21, 2017, several entities referred to collectively as “Harbinger” commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants AAM, and funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”), among others. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology. The complaint further alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020). The complaint adds eight new defendants and three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy CCTV One Four Holdings, LLC (“CCTV”) to support SkyTerra’s network even though they allegedly knew that the network had material defects. On November 23, 2020, Defendants refiled a bankruptcy motion, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the bankruptcy court on the bankruptcy motion. On February 1, 2021, the bankruptcy court denied the bankruptcy motion. On March 31, 2021, Defendants filed their motions to dismiss the New York Supreme Court action. Hearings were held on the motions to dismiss on February 15, 2022 and February 18, 2022, and the motions remain pending. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AAM. Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan. Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled. Plaintiff alleges that AAM exercises complete control over CareerBuilder and thus, CareerBuilder acts as AAM’s agent. Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the district court granted the motion to remand. On January 11, 2021, the district court ordered the clerk of court to take the necessary steps to transfer the case back to Illinois Circuit Court, Cook County. On March 8, 2021, Plaintiff filed a motion under 28 U.S.C. § 1447(c) to recover attorneys’ fees of approximately $35,000 for the remand briefing. Defendants filed their opposition on March 31, 2021, and Plaintiff replied on April 14, 2021. Defendants filed motions to dismiss the complaint in the Illinois Circuit Court, Cook County on June 11, which were fully briefed on August 13, 2021. CareerBuilder has also filed a Motion for a Protective Order and to Stay Discovery pending the outcome of the motions to dismiss. On February 7, 2022, the court held a hearing on the motions to dismiss and the request to stay discovery. At the hearing, the court took the motions to dismiss under advisement and granted CareerBuilder’s motion to stay discovery. On March 11, 2022, the parties filed a Notice of Settlement notifying the court that the parties have reached an agreement in principle to resolve the case in full, and the court has granted preliminary approval of the settlement. The final approval hearing for the settlement is scheduled for November 17, 2022.

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

On May 29, 2020, plaintiff Vrajeshkumar Patel filed a putative stockholder derivative and class action complaint in the Delaware Court of Chancery against Talos Energy, Inc. (“Talos”), all of the members of Talos’s board of directors (including two Apollo partners), Riverstone Holdings, LLC (“Riverstone”), AAM, and Guggenheim Securities, LLC in connection with the acquisition of certain assets from Castex Energy 2014, LLC and ILX Holdings, LLC in February 2020. The complaint asserts direct and derivative claims against Apollo, Riverstone, and the individual defendants for breach of their fiduciary duties. The plaintiff alleges that Apollo and Riverstone comprise a controlling shareholder group. The complaint seeks, among other relief, class certification and unspecified money damages. On August 4, 2020, the defendants filed motions to dismiss. On May 17, 2021, the court ordered that the Riverstone funds and Apollo funds that hold the relevant Talos stock be joined as necessary parties. The parties filed a stipulation, which was entered by the court on June 7, 2021, adding Riverstone Talos Energy Equityco LLC, Riverstone Talos Energy Debtco LLC, Apollo Talos Holdings, L.P., and AP Talos Energy Debtco LLC as defendants in the action. On September 30, 2021, the court dismissed the complaint in its entirety against all defendants. Plaintiff filed an appeal of this decision, which was dismissed by the Delaware Supreme Court.

On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserts claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
PlayAGS. The complaint further asserts a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. Plaintiffs filed amended complaints on January 11, 2021 and again on March 25, 2021. On May 24, 2021, the Apollo Defendants filed a motion to dismiss the complaint, which motion remains pending. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On or around October 19, 2021, a purported stockholder of AAM filed a complaint against AAM in the Court of Chancery of the State of Delaware seeking the disclosure of certain additional documents pursuant to Section 220 of the Delaware General Corporation Law. The complaint alleges that the stockholder seeks to investigate (a) whether wrongdoing or mismanagement occurred in connection with the decision of the AAM board of directors to pay, in connection with the elimination of the AAM Up-C structure, the partners of AP Professional Holdings, L.P. (including the Former Managing Partners) a payment of cash equal to $3.66 per AOG Unit held, which the complaint characterizes as providing $640 million for “Tax Receivable Agreement” assets (which the stockholder alleges are worth nothing); (b) the independence and disinterestedness of AAM directors and/or officers; and (c) potential damages relating thereto. No reasonable estimate of possible loss, if any, can be made at this time because the plaintiff is not seeking any monetary damages in connection with this action.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following present financial data for the Company’s reportable segments.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2022	2021	2022	2021
Asset Management
Management fees[1]	$521.9	$468.8	$1,027.3	$922.7
Advisory and transaction fees, net	103.1	83.2	167.2	138.6
Fee-related performance fees	11.7	8.1	25.9	16.9
Fee-related compensation	(187.2)	(161.6)	(362.6)	(316.0)
Other operating expenses	(108.4)	(79.6)	(206.7)	(141.6)
Fee Related Earnings	341.1	318.9	651.1	620.6

Retirement Services
Fixed income and other investment income, net	1,302.1	—	2,508.9	—
Alternative investment income, net	186.3	—	634.0	—
Strategic capital management fees	12.6	—	25.0	—
Cost of funds	(885.9)	—	(1,712.3)	—
Other operating expenses	(109.1)	—	(217.8)	—
Interest and other financing costs	(64.3)	—	(125.9)	—
Spread Related Earnings	441.7	—	1,111.9	—

Principal Investing
Realized performance fees	150.9	468.8	278.1	575.6
Realized investment income	36.9	72.4	263.3	102.4
Principal investing compensation	(155.0)	(254.1)	(311.0)	(322.3)
Other operating expenses	(13.1)	(14.8)	(23.7)	(22.3)
Principal Investing Income	19.7	272.3	206.7	333.4

Adjusted Segment Income	$802.5	$591.2	$1,969.7	$954.0

Segment Assets:
Asset Management			$1,826
Retirement Services			233,479
Principal Investing			8,074
Total Assets[2]			$243,379

[1] Includes intersegment management fees from Retirement Services of $181 million and $363 million for the three and six months ended June 30, 2022, respectively.
[2] Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.
The following reconciles total consolidated revenues to total asset management fee related revenues:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2022	2021	2022	2021
Total Consolidated Revenues	$2,272	$1,383	$3,147	$3,678
Retirement services GAAP revenue	(1,980)	—	(1,746)	—
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	(39)	(29)	(79)	(58)
Adjustments related to consolidated funds and VIEs[1]	(5)	33	71	75
Performance fees	336	(749)	(235)	(2,146)
Principal investment income	(129)	(79)	(301)	(472)
Retirement services management fees	181	—	363	—
Total Asset Management Fee Related Revenues	$636	$559	$1,220	$1,077

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Adjusted Segment Income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2022	2021	2022	2021
Income (loss) before income tax provision (benefit)	$(3,489)	$1,699	$(5,627)	$3,421
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	67	27	164	62
Equity-based compensation	37	19	93	35
Preferred dividends	—	(9)	—	(18)
Transaction-related charges[2]	—	19	(1)	28
Merger-related transaction and integration costs[3]	18	13	36	24
(Gains) losses from change in tax receivable agreement liability	—	—	14	(2)
Net (income) loss attributable to non-controlling interests in consolidated entities	903	(116)	1,554	(187)
Unrealized performance fees	488	(280)	43	(1,570)
Unrealized profit sharing expense	(188)	98	3	687
HoldCo interest and other financing costs[4]	35	43	74	86
Unrealized principal investment income (loss)	(72)	(9)	10	(373)
Unrealized net (gains) losses from investment activities and other	(105)	(913)	(123)	(1,239)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	2,682	—	5,176	—
Change in fair values of derivatives and embedded derivatives - FIAs, net of offsets	381	—	462	—
Integration, restructuring and other non-operating expenses	33	—	67	—
Equity-based compensation	13	—	25	—
Adjusted Segment Income	$803	$591	$1,970	$954

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
[4] Represents interest and other financing costs related to AGM not attributable to any specific segment.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	June 30, 2022	December 31, 2021
Total reportable segment assets	$243,379	$13,573
Adjustments[1]	4,471	16,929
Total assets	$247,850	$30,502

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

19. Subsequent Events

Dividends

On August 4, 2022, the Company declared a cash dividend of $0.40 per share of common stock, which will be paid on August 31, 2022 to holders of record at the close of business on August 18, 2022.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	As of June 30, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$1,545	$1	$—	$1,546
Restricted cash and cash equivalents	2	691	—	693
Investments	5,343	346	(293)	5,396
Assets of consolidated variable interest entities
Cash and cash equivalents	—	148	—	148
Investments	—	3,092	1	3,093
Other assets	—	81	(21)	60
Due from related parties	522	—	(114)	408
Goodwill	264	—	—	264
Other assets	2,223	1	—	2,224
	9,899	4,360	(427)	13,832
Retirement Services
Cash and cash equivalents	11,172	—	—	11,172
Restricted cash and cash equivalents	753	—	—	753
Investments	162,652	—	—	162,652
Investments in related parties	33,844	—	(10,091)	23,753
Assets of consolidated variable interest entities
Cash and cash equivalents	—	198	—	198
Investments	1,605	10,377	—	11,982
Other assets	9	57	—	66
Reinsurance recoverable	4,437	—	—	4,437
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,890	—	—	4,890
Goodwill	4,153	—	—	4,153
Other assets	9,965	—	(3)	9,962
	233,480	10,632	(10,094)	234,018
Total Assets	$243,379	$14,992	$(10,521)	$247,850

				(Continued)

	As of June 30, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$2,894	$46	$(3)	$2,937
Due to related parties	1,068	8	(31)	1,045
Debt	2,813	—	—	2,813
Liabilities of consolidated variable interest entities
Debt, at fair value	—	1,939	(173)	1,766
Notes payable	—	50	—	50
Other liabilities	—	519	(2)	517
	6,775	2,562	(209)	9,128
Retirement Services
Interest sensitive contract liabilities	164,571	—	—	164,571
Future policy benefits	52,478	—	—	52,478
Debt	3,279	—	—	3,279
Payables for collateral on derivatives and securities to repurchase	6,013	—	—	6,013
Other liabilities	3,883	—	—	3,883
Liabilities of consolidated variable interest entities
Other liabilities	133	275	(71)	337
	230,357	275	(71)	230,561
Total Liabilities	237,132	2,837	(280)	239,689
Commitments and Contingencies (note 17)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	998	5	1,003
Equity
Additional paid in capital	15,452	(54)	14	15,412
Retained earnings (accumulated deficit)	(1,940)	10,461	(10,464)	(1,943)
Accumulated other comprehensive income (loss)	(9,830)	(25)	65	(9,790)
Total AGM Stockholders’ Equity	3,682	10,382	(10,385)	3,679
Non-controlling interests	2,565	775	139	3,479
Total Equity	6,247	11,157	(10,246)	7,158
Total Liabilities and Equity	$243,379	$14,992	$(10,521)	$247,850

				(Concluded)

	As of December 31, 2021
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Cash and cash equivalents	$915	$2	$—	$917
Restricted cash and cash equivalents	18	690	—	708
Investments	10,474	1,162	(282)	11,354
Assets of consolidated variable interest entities
Cash and cash equivalents	—	463	—	463
Investments	—	15,133	(396)	14,737
Other assets	—	253	(1)	252
Due from related parties	587	(9)	(88)	490
Goodwill	117	—	—	117
Other assets	1,462	3	(1)	1,464
Total Assets	$13,573	$17,697	$(768)	$30,502

Liabilities and Equity
Liabilities
Accounts payable, accrued expenses, and other liabilities	$2,731	$146	$(30)	$2,847
Due to related parties	1,231	10	(19)	1,222
Debt	3,134	—	—	3,134
Liabilities of consolidated variable interest entities
Debt, at fair value	—	8,068	(125)	7,943
Notes payable	—	2,714	(103)	2,611
Other liabilities	$—	867	(86)	781
Total Liabilities	7,096	11,805	(363)	18,538
Commitments and Contingencies (note 17)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,762	8	1,770
Equity
Series A Preferred Stock	264	—	—	264
Series B Preferred Stock	290	—	—	290
Additional paid in capital	2,166	(98)	28	2,096
Retained earnings	1,165	433	(454)	1,144
Accumulated other comprehensive income (loss)	(5)	(13)	13	(5)
Total AGM Stockholders’ Equity	3,880	322	(413)	3,789
Non-controlling interests	2,597	3,808	—	6,405
Total Equity	6,477	4,130	(413)	10,194
Total Liabilities and Equity	$13,573	$17,697	$(768)	$30,502

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, Inc.’s condensed consolidated financial statements and the related notes within this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in our quarterly report on Form 10-Q filed with the SEC on May 10, 2022 and in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods. Target returns included in this report are presented gross and do not account for fees, expenses and taxes, which will reduce returns. Target returns are neither guarantees nor predictions or projections of future performance. There can be no assurance that target returns will be achieved or that Apollo will be successful in implementing the applicable strategy. Actual gross and net returns for funds managed by Apollo, and individual investors participating directly or indirectly in funds managed by Apollo, may vary significantly from the target returns set forth herein.

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

Asset Management

Our Asset Management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of June 30, 2022, we had total AUM of $514.8 billion.

Our Asset Management segment had a team of 2,432 employees as of June 30, 2022, with offices throughout the world. This team possesses a broad range of transaction, financial, managerial and investment skills. We operate our asset management business in a highly integrated manner, which we believe distinguishes us from other alternative asset managers. Our investment teams frequently collaborate across disciplines and believe that this collaboration enables the funds we manage to more successfully invest across a company’s capital structure. Our objective is to achieve superior long-term risk-adjusted returns for our clients. The majority of the investment funds we manage are designed to invest capital over periods of seven or more years from inception, thereby allowing us to seek to generate attractive long-term returns throughout economic cycles. We have a contrarian, value-oriented investment approach, emphasizing downside protection, and the preservation of capital. We believe our contrarian investment approach is reflected in a number of ways, including:

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

Yield

Yield is our largest asset management strategy with $375.8 billion of AUM as of June 30, 2022. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for our investors. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 5% gross Return on Equity (“ROE”) and 4% net ROE annualized through June 30, 2022. The investment portfolios of the yield-oriented funds Apollo manages include several asset classes, as described below:

•Corporate Fixed Income ($94.1 billion of AUM), which generally includes investment grade corporate bonds, emerging markets investments and investment grade private placement investments;

•Corporate Credit ($83.1 billion of AUM), which includes performing credit investments, including income-oriented, senior loan and bond investments involving issuers primarily domiciled in the U.S. and in Europe as well as investment grade asset-backed securities;

•Structured Credit ($66.7 billion of AUM), which includes corporate structured and asset-backed securities as well consumer and residential real estate credit investments;

•Real Estate Debt ($38.6 billion of AUM), including debt investments across a broad spectrum of property types and at various points within a property’s capital structure, including first mortgage and mezzanine financing and preferred equity; and

•Direct Origination ($32.3 billion of AUM), which includes originations (both directly with sponsors and through banks) and investments in loans primarily related to middle market lending and aviation finance.

Hybrid

Our hybrid strategy, with $56.1 billion of AUM as of June 30, 2022, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. Our flagship hybrid credit hedge fund has generated an 11% gross ROE and a 7% net ROE annualized and our hybrid value funds have generated a 24% gross IRR and a 19% net IRR from inception through June 30, 2022. The investing strategies and asset classes within our hybrid strategy are described below:

•Accord and Credit Strategies ($10.1 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that invest opportunistically in both the primary and secondary markets in order to seek to capitalize on both near and longer-term relative value across market cycles. The investment portfolios of these funds include credit investments in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities including senior loans (secured and unsecured), large corporate investment grade loan origination and structured capital solutions, high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments.

•Hybrid Value ($10.5 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on providing companies, among other things, rescue financing or customized capital solutions, including senior secured and unsecured debt or preferred equity securities, often with equity-linked or equity-like upside, as well as structured equity investments.

•Infrastructure Equity ($5.1 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on investing in a broad range of infrastructure assets, including communications, midstream energy, power and renewables, and transportation related assets.

•Hybrid Real Estate ($5.3 billion of AUM), which includes our net lease and core plus investment strategies. In our net lease strategy, we seek to build net lease investment portfolios for our clients that are diversified by both geography and tenancy, while targeting attractive risk-adjusted returns. In our core plus strategy, we seek to build investment portfolios for our clients that include stabilized real estate investments with attractive fundamentals in select cities in Europe.

Equity

Our equity strategy manages $82.9 billion of AUM as of June 30, 2022. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while our real estate funds generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through June 30, 2022. Our equity strategy focuses on several investing strategies as described below:

•Flagship Private Equity ($55.1 billion of AUM), which refers to our investment strategy focused on creating investment opportunities with attractive risk-adjusted returns across industries and geographies and throughout market cycles, utilizing our value-oriented investment approach. Through this strategy, we seek to build portfolios of investments that are created at meaningful discounts to comparable market multiples of adjusted cash flow, thereby resulting in what we believe are portfolios focused on capital preservation. The transactions in this strategy include opportunistic buyouts, corporate carveouts and distressed investments. After acquisition by an Apollo-managed fund, Apollo works with its funds’ portfolio companies to seek to accelerate growth and execute a value creation strategy.

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

•European Principal Finance (“EPF”) ($7.9 billion of AUM), which refers to our investment strategy focused on European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Certain of the European principal finance vehicles we manage also own captive pan-European financial institutions, loan servicing and property management platforms that perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties.

•Real Estate Equity ($4.9 billion of AUM), which refers to our investment strategy that targets investments in real estate and real estate-related assets, portfolios and platforms located in primary, secondary and tertiary markets across North America and Asia and across various real estate asset classes.

Perpetual Capital

Included within our investing strategies above is $298.9 billion of Perpetual Capital, out of the $514.8 billion of AUM as of June 30, 2022. As of June 30, 2022, Perpetual Capital includes, without limitation, certain assets in our Yield strategy, including assets relating to publicly traded and non-traded vehicles, certain origination platform assets and assets managed for certain of our retirement services clients. Perpetual Capital assets may be withdrawn under certain circumstances.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene provides retail annuity retirement solutions to policyholders, and reinsures fixed indexed annuities (“FIA”), multi-year guaranteed annuities (“MYGA”), traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products from reinsurance partners. In addition, Athene offers institutional products, including funding agreements and pension group annuities. Apollo’s asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. As of June 30, 2022, Athene had 1,509 employees.

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

Income Riders to Fixed Annuity Products. Athene’s income riders on its deferred annuities can be broadly categorized as either guaranteed or participating. Guaranteed income riders provide policyholders with a guaranteed lifetime withdrawal benefit (“GLWB”), which permits policyholders to elect to receive guaranteed payments for life from their contract without having to annuitize their policies. Participating income riders tend to have lower levels of guaranteed income than guaranteed income riders but provide policyholders the opportunity to receive greater levels of income if the policies’ indexed crediting strategies perform well. As of June 30, 2022, approximately 36% of Athene’s deferred annuity account value had rider benefits.

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

Group Annuities. Group annuities issued in connection with pension group annuity transactions usually involve a single premium group annuity contract issued to discharge certain pension plan liabilities. The group annuities that Athene issues are non-participating contracts. The assets supporting the guaranteed benefits for each contract may be held in a separate account. Group annuity benefits may be purchased for current, retired and/or terminated employees and their beneficiaries covered under terminating or continuing pension plans. Both immediate and deferred annuity certificates may be issued pursuant to a single group annuity contract. Immediate annuity certificates cover those retirees and beneficiaries currently receiving payments, whereas deferred annuity certificates cover those participants who have not yet begun receiving benefit payments. Immediate annuity certificates have no cash surrender rights, whereas deferred annuity certificates may include an election to receive a lump sum payment, exercisable by the participant upon either the participant achieving a specified age or the occurrence of a specified event, such as termination of the participant’s employment.

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

Retail

Athene has built a scalable platform that allows it to originate and rapidly grow its business in deferred annuity products. Athene has developed a suite of retirement savings products, distributed through its network of approximately 53 independent marketing organizations (“IMOs”); approximately 72,000 independent agents in all 50 states; and a growing network of 18 banks and 122 regional broker-dealers. Athene is focused in every aspect of its retail channel on providing high quality products and service to its policyholders and maintaining appropriate financial protection over the life of their policies.

Flow Reinsurance

Flow reinsurance provides another opportunistic channel for Athene to source liabilities with attractive cost of funds and offers insurance companies the opportunity to improve their product offerings and enhance their financial results. As in the retail channel, Athene does not pursue flow volume growth at the expense of profitability, and therefore tends to respond rapidly to adjust pricing for changes in asset yields.

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

Within its flow reinsurance channel, Athene generally conducts third-party flow reinsurance transactions through its subsidiary, ALRe. As a fixed annuity reinsurer, ALRe partners with insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. The specific liabilities that ALRe targets to reinsure include FIAs, MYGAs, traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products. For various transaction-related reasons, from time to time, Athene’s US insurance subsidiaries will reinsure business from third-party ceding companies. In these instances, the respective US insurance subsidiary will generally retrocede a portion of the reinsured business to Athene Annuity Re Ltd. or ALRe.

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

Funding Agreements. Athene participates in a FABN program through which it may issue funding agreements to a special-purpose trust that issues marketable medium-term notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. The proceeds of the issuance of notes are used by the trust to purchase one or more funding agreements from Athene subsidiaries with matching interest and maturity payment terms. Athene has established a funding agreement-backed repurchase program, in which a special-purpose, unaffiliated entity may enter into a repurchase agreement with a bank and the proceeds of the repurchase transactions are used by the special-purpose entity to purchase secured funding agreements from Athene subsidiaries. Athene is also a member of the FHLB and Athene has issued funding agreements to the FHLB in exchange for cash advances. Finally, repurchase agreements with an original maturity exceeding one year are also included within the funding agreement channel.

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

Block Reinsurance. Through block reinsurance transactions, Athene partners with life and annuity companies to decrease their exposure to one or more products or to divest of lower-margin or non-core segments of their businesses. Unlike acquisitions in which Athene must acquire the assets or stock of a target company, block reinsurance allows Athene to contractually assume assets and liabilities associated with a certain book of business. In doing so, Athene contractually assumes responsibility for only that portion of the business that it deems desirable, without assuming additional liabilities.

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

Deployable Capital

Athene’s deployable capital is comprised of capital from three sources: excess equity capital, untapped debt capacity and available undrawn capital commitments from ACRA. As of June 30, 2022, we believe that Athene had approximately $6.6 billion in total excess equity capital, untapped debt capacity and available undrawn ACRA commitments available to be deployed, subject, in the case of debt capacity, to favorable market conditions and general availability.

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

Uses of Capital

Capital deployment includes the payment for a business opportunity, such as the payment of a ceding commission to enter into a block reinsurance transaction, and the retention of capital based on our internal capital model. Currently, we deploy capital from our retirement services business in four primary ways: (1) supporting organic growth, (2) supporting inorganic growth, (3) making dividend payments to AGM from time to time, and (4) retaining capital to support financial strength ratings upgrades. Athene generally seeks returns on its capital deployment of mid-teens or higher.

Internal Reinsurance

Subject to quota shares generally ranging from 80% to 100%, substantially all of the existing deposits held and new deposits generated by Athene’s US insurance subsidiaries are reinsured to its Bermuda reinsurance subsidiaries. Athene maintains the same reserving standards for its Bermuda reinsurance subsidiaries as it does for its US insurance subsidiaries. Athene also retrocedes certain inorganic transactions, pension group annuity transactions and certain flow reinsurance transactions to ACRA, and effective January 1, 2022, it began to retrocede a quota share of its retail business to a subsidiary of ACRA. Athene’s internal reinsurance structure provides it with several strategic and operational advantages, including the aggregation of regulatory capital, which makes the aggregate capital of its Bermuda reinsurance subsidiaries available to support the risks assumed by each entity, and enhanced operating efficiencies. As a result of its internal reinsurance structure and third-party direct to Bermuda business, a significant majority of Athene’s aggregate capital is held by its Bermuda reinsurance subsidiaries.

Ratings

As of June 30, 2022, each of Athene’s significant insurance subsidiaries is rated “A+”, “A1” or “A” by the four rating agencies that evaluate the financial strength of such subsidiaries. To achieve financial strength ratings aspirations in the Retirement Services segment, Athene may choose to retain additional capital above the level required by the rating agencies to support operating needs. Athene believes there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in the financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels though lower funding costs.

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

The diagram below depicts our current organizational structure:

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure.
(1)Includes direct and indirect ownership by AGM.

Business Environment

Economic and Market Conditions

Our asset management and retirement services businesses are affected by the condition of global financial markets and the economy. Price fluctuations within equity, credit, commodity, foreign exchange markets, as well as interest rates, which may be volatile and mixed across geographies, can significantly impact the performance of our business, including, but not limited to, the valuation of investments, including those of the funds we manage, and related income we may recognize.

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. We have seen U.S. inflation continue to rise during 2022, which has been driven by various factors, including supply chain disruptions, consumer demand, tight labor markets, historically low albeit rising mortgage interest rates, a severely distorted supply/demand housing imbalance, and residential vacancy rates. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate increased to 9.1% as of June 30, 2022 from 8.5% as of March 31, 2022, and continues to be the highest rate since the 1980s. In June 2022, the Federal Reserve raised the benchmark interest rate to a target range of 1.50% to 1.75% from a target range of 0% to 0.25% in 2021 and has indicated more rate hikes throughout 2022 in order to tame runaway inflation.

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

We are actively monitoring the developments in Ukraine resulting from the Russia/Ukraine Conflict and the economic sanctions and restrictions imposed against Russia, Belarus, and certain Russian and Belarussian entities and individuals. The Company has established a Russia/Ukraine Task Force (“Task Force”) consisting of Legal, Compliance, Operations, Risk, Finance and Treasury personnel to (i) identify and assess any exposure to designated persons or entities across the Company’s business; (ii) ensure existing surveillance and controls are calibrated to the evolving sanctions; and (iii) ensure appropriate levels of communication across the Company, and with other relevant market participants, as appropriate.

As of June 30, 2022, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of our funds’ investment portfolios to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any material new investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

In the U.S., the S&P 500 Index decreased by 16.4% during the second quarter of 2022, following a decrease of 4.9% during the first quarter of 2022. Global equity markets have also been impacted, with the MSCI All Country World ex USA Index decreasing 14.4% during the second quarter of 2022, following a decrease of 4.7% in the first quarter of 2022.

Conditions in the credit markets have a significant impact on our business. Credit markets are negative in 2022, with the BofAML HY Master II Index decreasing by 10.0% in the second quarter of 2022, while the S&P/LSTA Leveraged Loan Index decreased by 5.3%. The U.S. 10-year Treasury yield at the end of the quarter was 2.98%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP decreased at an annual rate of 0.9% in the second quarter of 2022, following a decrease of 1.4% in the first quarter of 2022. As of July 2022, the International Monetary Fund estimated that the U.S. economy will expand by 2.3% in 2022 and 1.0% in 2023. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate remained unchanged at 3.6% as of June 30, 2022.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The increasing yield disparity globally drove the strengthening of the U.S.
dollar compared to the Euro and the British pound. Relative to the U.S. dollar, the Euro depreciated 5.3% during the quarter, after depreciating 2.7% in the first quarter of 2022, while the British pound depreciated 7.3% during the quarter, after depreciating 2.9% in the first quarter of 2022. The price of crude oil appreciated by 5.5% during the quarter, after appreciating by 33.3% in the first quarter of 2022, in large part due to constrained supply due to the ongoing conflict between Ukraine and Russia, and is expected to stay elevated throughout 2022.

Institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Interest rates are expected to continue to rise in 2022. A period of sharply rising interest rates could increase the cost of debt financing for the Company, the funds we manage, as well as their portfolio companies, which can lead to reduced investment returns and missed investment opportunities. Rising interest rates may also contribute to a sustained period of decline in the equity markets and make it more difficult to realize value from investments, including portfolio investments of the funds we manage.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. As of June 30, 2022, Athene’s net invested asset portfolio includes $38.9 billion of floating rate investments, or 21% of its net invested assets, and its net reserve liabilities include $14.3 billion of floating rate liabilities at notional, or 8% of its net invested assets, translating to $24.6 billion of net floating rate assets, or 13% of its net invested assets.

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

Overview of Results of Operations

Financials Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of June 30, 2022.

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

As of June 30, 2022, approximately 48% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 52% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and industries in which the funds we manage invest” in our quarterly report on Form 10-Q filed with the SEC on May 10, 2022 for discussion regarding certain industry-specific risks that could affect the fair value of our equity funds’ portfolio company investments.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of June 30, 2022	Performance Fees for the Three Months Ended June 30, 2022			Performance Fees for the Six Months Ended June 30, 2022

(In millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
AIOF I and II	$14.0	$(1.3)	$0.6	$(0.7)	$(2.0)	$5.6	$3.6
ANRP I, II and III[1,2]	26.3	(64.7)	1.8	(62.9)	(63.7)	1.8	(61.9)
EPF Funds	116.2	(21.0)	28.8	7.8	(20.5)	37.4	16.9
FCI Funds	147.7	15.6	—	15.6	8.5	—	8.5
Fund IX	1,169.8	(3.7)	17.2	13.5	401.5	71.3	472.8
Fund VIII	329.3	(323.8)	6.4	(317.4)	(396.9)	6.3	(390.6)
Fund VII[1]	55.4	(9.8)	11.0	1.2	(28.2)	34.5	6.3
Fund VI	16.0	(0.4)	0.3	(0.1)	(0.5)	0.3	(0.2)
Fund IV and Fund V1	—	(0.1)	—	(0.1)	(0.3)	—	(0.3)
HVF I	82.7	(39.3)	42.2	2.9	(23.4)	56.8	33.4
Real Estate Equity Funds[1]	58.7	(6.8)	10.8	4.0	17.8	13.7	31.5
Corporate Credit	1.8	(5.7)	—	(5.7)	(4.6)	4.4	(0.2)
Structured Finance and ABS	64.5	(14.6)	5.1	(9.5)	(11.4)	10.3	(1.1)
Direct Origination	129.3	12.5	6.5	19.0	22.0	15.7	37.7
Other[1,3]	387.7	(25.4)	31.8	6.4	56.0	45.8	101.8
Total	$2,599.4	$(488.5)	$162.5	$(326.0)	$(45.7)	$303.9	$258.2
Total, net of profit sharing payable4/expense	$1,236.9	$(298.7)	$21.4	$(277.3)	$(45.8)	$17.9	$(27.9)

1 As of June 30, 2022, certain funds had $81.4 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.3 billion as of June 30, 2022.

2 As of June 30, 2022, the remaining investments and escrow cash of ANRP II was valued at 94% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2022, ANRP II had $64.6 million of gross performance fees or $43.5 million net of profit sharing, in escrow. With respect to ANRP II, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreements. Performance fees receivable as of June 30, 2022 and realized performance fees for the three and six months ended June 30, 2022 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.4 billion as of June 30, 2022, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $104.2 million.

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

The following table summarizes our performance fees since inception through June 30, 2022:

	Performance Fees Since Inception[1]
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
	(in millions)
AIOF I and II	$14.0	$37.1	$51.1	$—	$36.0
ANRP I, II and III	26.3	158.3	184.6	12.0	50.4
EPF Funds	116.2	467.9	584.1	26.5	331.1
FCI Funds	147.8	24.2	172.0	—	147.8
Fund IX	1,169.8	460.4	1,630.2	—	1,427.2
Fund VIII	329.3	1,645.2	1,974.5	—	1,381.1
Fund VII	55.4	3,209.8	3,265.2	—	26.6
Fund VI	16.0	1,663.9	1,679.9	—	0.3
Fund IV and Fund V	—	2,053.1	2,053.1	32.0	0.4
HVF I	82.7	141.9	224.6	—	149.5
Real Estate Equity	58.7	70.9	129.6	—	72.0
Corporate Credit	1.8	926.0	927.8	—	1.8
Structured Finance and ABS	64.5	52.1	116.6	—	54.1
Direct Origination	129.4	65.9	195.3	—	120.0
Other[5]	387.5	1,630.6	2,018.1	10.9	543.5
Total	$2,599.4	$12,607.3	$15,206.7	$81.4	$4,341.8

[1] Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.05 as of June 30, 2022. Certain funds are denominated in pound sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.22 as of June 30, 2022.

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

[3] Amounts were computed based on the fair value of fund investments on June 30, 2022. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at June 30, 2022. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on June 30, 2022. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

Financials Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on Apollo’s retirement services business which is operated by Athene as of June 30, 2022.

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

Other Financial Measures under U.S. GAAP

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

Results of Operations

Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2022	2021			2022	2021
	(In millions)				(In millions)
Revenues
Asset Management
Management fees	$375	$470	$(95)	(20.2)%	$711	$927	$(216)	(23.3)%
Advisory and transaction fees, net	110	86	24	27.9	176	142	34	23.9
Investment income (loss)	(195)	812	(1,007)	NM	506	2,590	(2,084)	(80.5)
Incentive fees	2	15	(13)	(86.7)	8	19	(11)	(57.9)
	292	1,383	(1,091)	(78.9)	1,401	3,678	(2,277)	(61.9)
Retirement Services
Premiums	5,614	—	5,614	NM	7,724	—	7,724	NM
Product charges	175	—	175	NM	341	—	341	NM
Net investment income	1,903	—	1,903	NM	3,634	—	3,634	NM
Investment related gains (losses)	(5,759)	—	(5,759)	NM	(9,976)	—	(9,976)	NM
Revenues of consolidated variable interest entities	55	—	55	NM	34	—	34	NM
Other revenues	(8)	—	(8)	NM	(11)	—	(11)	NM
	1,980	—	1,980	NM	1,746	—	1,746	NM
Total Revenues	2,272	1,383	889	64.3	3,147	3,678	(531)	(14.4)
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	234	182	52	28.6	452	357	95	26.6
Equity-based compensation	113	53	60	113.2	269	109	160	146.8
Profit sharing expense	(38)	361	(399)	NM	322	1,017	(695)	(68.3)
Total compensation and benefits	309	596	(287)	(48.2)	1,043	1,483	(440)	(29.7)
Interest expense	31	35	(4)	(11.4)	63	70	(7)	(10.0)
General, administrative and other	157	116	41	35.3	305	216	89	41.2
	497	747	(250)	(33.5)	1,411	1,769	(358)	(20.2)
Retirement Services
Interest sensitive contract benefits	(621)	—	(621)	NM	(662)	—	(662)	NM
Future policy and other policy benefits	5,609	—	5,609	NM	7,694	—	7,694	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	125	—	125	NM	250	—	250	NM
Policy and other operating expenses	331	—	331	NM	639	—	639	NM
	5,444	—	5,444	NM	7,921	—	7,921	NM
Total Expenses	5,941	747	5,194	NM	9,332	1,769	7,563	427.5
Other income (loss) – Asset Management
Net gains from investment activities	146	913	(767)	(84.0)	180	1,266	(1,086)	(85.8)
Net gains from investment activities of consolidated variable interest entities	13	145	(132)	(91.0)	380	258	122	47.3
Other income (loss), net	21	5	16	320.0	(2)	(12)	10	(83.3)
Total Other Income (Loss)	180	1,063	(883)	(83.1)	558	1,512	(954)	(63.1)
Income (loss) before income tax (provision) benefit	(3,489)	1,699	(5,188)	NM	(5,627)	3,421	(9,048)	NM
Income tax (provision) benefit	487	(194)	681	NM	1,095	(397)	1,492	NM
Net income (loss)	(3,002)	1,505	(4,507)	NM	(4,532)	3,024	(7,556)	NM
Net (income) loss attributable to non-controlling interests	951	(847)	1,798	NM	1,611	(1,687)	3,298	NM
Net income (loss) attributable to Apollo Global Management, Inc.	(2,051)	658	(2,709)	NM	(2,921)	1,337	(4,258)	NM
Preferred stock dividends	—	(9)	9	(100.0)	—	(18)	18	(100.0)
Net income (loss) available to Apollo Global Management, Inc. Common Stockholders	$(2,051)	$649	$(2,700)	NM	$(2,921)	$1,319	$(4,240)	NM

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

In this section, references to 2022 refer to the three months ended June 30, 2022 and references to 2021 refer to the three months ended June 30, 2021.

Asset Management

Revenues

Revenues were $292 million in 2022, a decrease of $1.1 billion from $1.4 billion in 2021, primarily driven by lower investment income (loss) and management fees. Investment income (loss) decreased $1.0 billion in 2022 to a loss of $195 million in 2022 compared to a gain of $812 million in 2021. The investment loss for 2022 was primarily attributable to a decrease in performance allocations from Fund VIII, Fund IX, ANRP II and Fund VII of $452.3 million, $281.2 million, $119.5 million and $98.0 million, respectively, as a result of equity market volatility in 2022.

See below for details on the respective fund’s performance allocations.

The decrease in performance allocations from Fund VIII was primarily driven by depreciation in the value of the fund’s investments in public portfolio companies primarily in the consumer services, leisure and media, telecom and technology sectors, as well as depreciation in private portfolio companies primarily in the telecom and technology sectors during 2022.

The decrease in performance allocations from Fund IX was primarily driven by depreciation in the value of the fund’s investments in public portfolio companies primarily in the media, telecom and technology sector as well as lower appreciation in private portfolio companies primarily in the media, telecom and technology, leisure, and manufacturing and industrial sectors during 2022.

The decrease in performance allocations from ANRP II was primarily driven by depreciation in the value of the fund’s private investments in the natural resources sector during 2022.

The decrease in performance allocations from Fund VII was primarily driven by lower appreciation in the value of the fund’s investments in private portfolio companies in the consumer services sector during 2022.

Management fees decreased by $95 million to $375 million in 2022 from $470 million in 2021. The decrease for 2022 was primarily driven by the elimination of management fees between AAM and Athene subsidiaries upon consolidation, as a result of the Mergers. The decrease was, in part, offset by increases in management fees of $16.3 million, as a result of the acquisition of Griffin Capital’s U.S. asset management business and $11.7 million earned from MidCap, as a result of higher Fee-Generating AUM.

Expenses

Expenses were $497 million in 2022, a decrease of $250 million from $747 million in 2021 due to a decrease in profit sharing expense of $399 million resulting from lower investment income during 2022. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. This decrease was partially offset by increases in equity-based compensation of $60 million and an increase in salary, bonus and benefits of $52 million due to accelerated headcount growth in 2022. In addition, equity-based compensation increased as a result of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of one-time grants awarded to the Co-Presidents of AAM which vest on a cliff basis subject to continued employment over five years and the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $157 million in 2022, an increase of $41 million from $116 million in 2021. The increase in 2022 was driven by increases in depreciation, primarily associated with the Company’s commitment asset, travel and entertainment expenses, professional fees and the absorption of occupancy expense to support the Company’s increased headcount, as well as the acquisition of Griffin Capital’s U.S. asset management business, partially offset by decreases in recruitment fees.

Other Income (Loss)

Other Income (loss) was $180 million in 2022, a decrease of $0.9 billion from $1.1 billion in 2021. Other Income in 2022 was primarily attributable to a gain from one of the Company’s balance sheet investments and income earned as a result of APSG I’s deconsolidation event, partially offset by foreign currency losses. Other Income in 2021 was primarily due to net gains from investment activities from the Company’s investment in Athene Holding. Following the Mergers, Athene became a consolidated subsidiary of AGM. Refer to note 16 and 3 for further details regarding APSG I’s deconsolidation event in 2022 and the Mergers, respectively.

Retirement Services

Revenues

Retirement Services revenues were $2.0 billion in 2022. Revenues were primarily driven by pension group annuity premiums and net investment income, partially offset by the adverse impact from investment related gains and losses. Investment related losses of $5.8 billion were primarily driven by unfavorable changes in the fair value of reinsurance assets, FIA hedging derivatives, mortgage loans, trading and equity securities, realized losses on AFS securities and an increase in the provision for credit losses. The losses on Retirement Services’ assets were primarily due to credit spread widening and an increase in U.S. Treasury rates in the current quarter. The change in fair value of FIA hedging derivatives decreased due to the unfavorable performance of the indices upon which Athene’s call options are based as the majority of the call options are based on the S&P 500 index, which decreased 16.4% during the quarter. The unfavorable change in the provision for credit losses was primarily driven by unfavorable economics.

Expenses

Retirement Services expenses were $5.4 billion in 2022. Expenses were primarily driven by pension group annuity obligations, interest credited to policyholders, interest paid on funding agreements, policy and other operating expenses and amortization of DAC and VOBA, partially offset by the favorable change in FIA embedded derivatives. The change in FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 16.4% during the quarter, as well as the favorable change in discount rates, partially offset by unfavorable economics impacting policyholder projected benefits.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit totaled $487 million and $(194) million in 2022 and 2021, respectively. The change to the provision was primarily related to the decrease in pre-tax income. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 14.0% and 11.4% for 2022 and 2021, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income passed through to non-controlling interests and (iii) equity-based compensation net of the limiting provisions for executive compensation under Internal Revenue Code Section 162(m) (see note 11 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

In this section, references to 2022 refer to the six months ended June 30, 2022 and references to 2021 refer to the six months ended June 30, 2021.

Asset Management

Revenues

Revenues were $1.4 billion in 2022, a decrease of $2.3 billion from $3.7 billion in 2021 due to lower investment income and management fees. Investment income decreased $2.1 billion in 2022 to $506 million compared to $2.6 billion in 2021. The decrease in investment income for 2022 was primarily attributable to decreases in performance allocations from Fund VIII, Fund IX and ANRP II of $1.1 billion, $214.0 million and $203.1 million, respectively, as a result of equity market volatility in 2022.

See below for details on the respective fund’s performance allocations.

The decrease in performance allocations from Fund VIII was primarily driven by the depreciation in the value of the fund’s investments in public portfolio companies primarily in the consumer services, leisure, and media, telecom and technology sectors, as well as depreciation in private portfolio companies primarily in the telecom and technology and consumer services sectors during 2022.

The decrease in performance allocations from Fund IX was primarily driven by the depreciation in the value of the fund’s investments in public and private portfolio companies in the media, telecom and technology sector during 2022.

The decrease in performance allocations from ANRP II was primarily driven by the depreciation in the value of the fund’s private investments in the natural resources sector during 2022.

Management fees decreased by $216 million to $711 million in 2022 from $927 million in 2021. The decrease for 2022 was primarily driven by the elimination of management fees between AAM and Athene subsidiaries upon consolidation, as a result of the Mergers. The decrease was, in part, offset by increases in management fees of $16.3 million, as a result of the acquisition of Griffin Capital’s U.S. asset management business and $10.7 million earned from MidCap, as a result of higher Fee-Generating AUM.

Expenses

Expenses were $1.4 billion in 2022, a decrease of $358 million from $1.8 billion in 2021 due to a decrease in profit sharing expense of $695 million resulting from lower investment income during 2022. This decrease was partially offset by increases in equity-based compensation of $160 million and an increase in salary, bonus and benefits of $95 million due to accelerated headcount growth in 2022, including for certain senior level roles, as the Company strategically invests in talent that will seek to capture its next leg of growth. In addition, equity-based compensation increased as a result of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of one-time grants awarded to the Co-Presidents of AAM which vest on a cliff basis subject to continued employment over five years and the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $305 million in 2022, an increase of $89 million from $216 million in 2021. The increase in 2022 was driven by increases in depreciation, primarily associated with the Company’s commitment asset, travel and entertainment expenses, professional fees and the absorption of occupancy expense to support the Company’s increased headcount, as well as the acquisition of Griffin Capital’s U.S. asset management business, partially offset by decreases in recruitment fees.

Other Income (Loss)

Other Income (Loss) was $558 million in 2022, a decrease of $954 million from $1.5 billion in 2021. Other Income in 2022 was primarily attributable to net gains from investment activities of consolidated VIEs and income earned as a result of APSG I’s deconsolidation event. Other Income in 2021 was primarily due to net gains from investment activities from the Company’s investment in Athene Holding during 2021. Following the Mergers, Athene became a consolidated subsidiary of AGM. Refer to note 16 and 3 for further details regarding APSG I’s deconsolidation event in 2022 and the Mergers, respectively.

Retirement Services

Revenues

Retirement Services revenues were $1.7 billion in 2022. Revenues were primarily driven by pension group annuity premiums and net investment income, partially offset by the adverse impact of investment related losses. Investment related losses of $10.0 billion were primarily driven by unfavorable changes in the fair value of reinsurance assets, FIA hedging derivatives, mortgage loans, trading and equity securities, realized losses on AFS securities and an increase in the provision for credit losses. The losses on Retirement Services’ assets were primarily due to credit spread widening and an increase in U.S. Treasury rates in the current year. The change in fair value of FIA hedging derivatives decreased due to the unfavorable performance of the indices upon which Athene’s call options are based as the majority of the call options are based on the S&P 500 index, which decreased 20.6% during the year. The unfavorable change in the provision for credit losses was primarily driven by unfavorable economics.

Expenses

Retirement Services expenses were $7.9 billion in 2022. Expenses were primarily driven by pension group annuity obligations, interest credited to policyholders, interest paid on funding agreements, policy and other operating expenses and amortization of DAC and VOBA, partially offset by the favorable change in FIA embedded derivatives. The change in FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 20.6% during the year, as well as the favorable change in discount rates, partially offset by unfavorable economics impacting policyholder projected benefits.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit totaled $1,095 million and $(397) million in 2022 and 2021, respectively. The change to the provision was primarily related to the decrease in pre-tax income and a tax benefit from the derecognition of a deferred tax liability related to the Mergers. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 19.5% and 11.6% for 2022 and 2021, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) a benefit realized from the derecognition of a deferred tax liability related to the Company’s historical holdings in Athene, (ii) foreign, state and local income taxes, including NYC UBT, (iii) income attributable to non-controlling interests and (iv) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m).(see note 11 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

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

Net Invested Assets

In managing its business, Athene analyzes net invested assets, which does not correspond to total Athene investments, including investments in related parties on the consolidated statements of financial condition. Net invested assets represents the investments that directly back its net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which is used to analyze the profitability of Athene’s investment portfolio. Net invested assets includes (a) total investments on the consolidated statements of financial condition with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an allowance for credit losses. Net invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Athene includes the underlying investments supporting its assumed funds withheld and modco agreements in its net invested assets calculation in order to match the assets with the income received. Athene believes the adjustments for reinsurance provide a view of the assets for which it has economic exposure. Net invested assets includes Athene’s proportionate share of ACRA investments, based on its economic ownership, but does not include the proportionate share of investments associated with the non-controlling interest. Net invested assets are averaged over the number of quarters in the relevant period to compute a net investment earned rate for such period. While Athene believes net invested assets is a meaningful financial metric and enhances the understanding of the underlying drivers of its investment portfolio, it should not be used as a substitute for Athene’s total investments, including related parties, presented under U.S. GAAP.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 18 to our condensed consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
	2022	2021			2022	2021
	(In millions)				(In millions)
Asset Management:
Management fees - Yield	$342.2	$291.7	$50.5	17.3%	$675.6	$572.8	$102.8	17.9%
Management fees - Hybrid	52.7	41.6	11.1	26.7	101.0	80.8	20.2	25.0
Management fees - Equity	127.0	135.5	(8.5)	(6.3)	250.7	269.1	(18.4)	(6.8)
Management fees	521.9	468.8	53.1	11.3	1,027.3	922.7	104.6	11.3
Advisory and transaction fees, net	103.1	83.2	19.9	23.9	167.2	138.6	28.6	20.6
Fee-related performance fees	11.7	8.1	3.6	44.4	25.9	16.9	9.0	53.3
Fee-related compensation	(187.2)	(161.6)	(25.6)	15.8	(362.6)	(316.0)	(46.6)	14.7
Other operating expenses	(108.4)	(79.6)	(28.8)	36.2	(206.7)	(141.6)	(65.1)	46.0
Fee Related Earnings (FRE)	$341.1	$318.9	$22.2	7.0%	$651.1	$620.6	$30.5	4.9%

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(In millions)				(In millions)
Asset Management:
Management fees - Yield	$291.7	$227.7	$64.0	28.1%	$572.8	$442.2	$130.6	29.5%
Management fees - Hybrid	41.6	34.8	6.8	19.5	80.8	64.9	15.9	24.5
Management fees - Equity	135.5	139.3	(3.8)	(2.7)	269.1	277.1	(8.0)	(2.9)
Management fees	468.8	401.8	67.0	16.7	922.7	784.2	138.5	17.7
Advisory and transaction fees, net	83.2	61.8	21.4	34.6	138.6	98.5	40.1	40.7
Fee-related performance fees	8.1	3.4	4.7	138.2	16.9	5.8	11.1	191.4
Fee-related compensation	(161.6)	(128.0)	(33.6)	26.3	(316.0)	(246.5)	(69.5)	28.2
Other operating expenses	(79.6)	(64.4)	(15.2)	23.6	(141.6)	(126.5)	(15.1)	11.9
Fee Related Earnings (FRE)	$318.9	$274.6	$44.3	16.1%	$620.6	$515.5	$105.1	20.4%

In this section, references to 2022 refer to the three months ended June 30, 2022, references to 2021 refer to the three months ended June 30, 2021, and references to 2020 refer to the three months ended June 30, 2020.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

FRE was $341.1 million in 2022, an increase of $22.2 million compared to $318.9 million in 2021. This increase was primarily attributable to continued growth in management fees and record quarterly advisory and transaction fees. The increase in management fees was primarily attributable to an increase in management fees earned from Athene of $37.2 million, as a result of higher Fee-Generating AUM in 2022, and $16.3 million from the acquisition of Griffin Capital’s U.S. asset management business in 2022. The growth in revenues was offset, in part, by higher fee-related compensation expenses and other operating expenses due to an increase in headcount to support the Company’s next phase of growth as well as higher travel and entertainment costs, occupancy expenses, and professional fees in 2022.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

FRE was $318.9 million in 2021, an increase of $44.3 million compared to $274.6 million in 2020. This increase was primarily attributable to growth in management fees and advisory and transaction fees. The increase in management fees was driven by our yield funds, primarily from Athene. The increase in advisory and transaction fees was primarily driven by structuring fees earned from a company in the consumer and retail industry. The growth in revenues was offset, in part, by higher fee-related compensation expenses due to an increase in headcount as we continued to expand our global team in 2021.

In this section, references to 2022 refer to the six months ended June 30, 2022, references to 2021 refer to the six months ended June 30, 2021, and references to 2020 refer to the six months ended June 30, 2020.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

FRE was $651.1 million in 2022, an increase of $30.5 million compared to $620.6 million in 2021. This increase was primarily attributable to continued growth in management fees and advisory and transaction fees. The increase in management fees was primarily attributable to an increase in management fees earned from Athene of $85.7 million, as a result of higher Fee-Generating AUM in 2022, and $16.3 million from the acquisition of Griffin Capital’s U.S. asset management business in 2022. The growth in revenues was offset, in part, by higher fee-related compensation expenses and other operating expenses due to a an increase in headcount to support the Company’s next phase of growth, as well as higher travel and entertainment costs, occupancy expenses, and professional fees in 2022.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

FRE was $620.6 million in 2021, an increase of $105.1 million compared to $515.5 million in 2020. This increase was primarily attributable to the growth in management fees and advisory and transaction fees. The increase in management fees was primarily driven by yield funds, primarily from Athene and Athora. The increase in advisory and transaction fees were primarily driven by fees earned related to portfolio companies in the consumer and retail industries during 2021.The growth in revenues was offset, in part, by higher fee-related compensation expense due to an increase in headcount as we continued to expand our global team in 2021.

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

Assets Under Management

The following presents Apollo’s Total AUM and Fee-Generating AUM by investing strategy (in billions):
The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three investing strategies:

	As of June 30, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$36,855	$12,777	$39,922	$89,554
AUM Not Currently Generating Performance Fees	11,493	12,798	3,856	28,147
Uninvested Performance Fee-Eligible AUM	4,163	16,509	17,861	38,533
Total Performance Fee-Eligible AUM	$52,511	$42,084	$61,639	$156,234

	As of June 30, 2021
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$33,479	$15,637	$38,309	87,425
AUM Not Currently Generating Performance Fees	4,974	4,842	2,846	12,662
Uninvested Performance Fee-Eligible AUM	2,535	15,791	23,913	42,239
Total Performance Fee-Eligible AUM	$40,988	$36,270	$65,068	142,326

	As of December 31, 2021
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$37,756	$17,663	$37,447	$92,866
AUM Not Currently Generating Performance Fees	2,355	4,971	3,614	10,940
Uninvested Performance Fee-Eligible AUM	2,644	16,478	21,075	40,197
Total Performance Fee-Eligible AUM	$42,755	$39,112	$62,136	$144,003

[1] Performance Fee-Generating AUM of $3.1 billion, $4.7 billion and $5.2 billion as of June 30, 2022, June 30, 2021 and December 31, 2021, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of June 30, 2022
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,552		$31,132
Fee-Generating AUM based on invested capital	2,431	7,722	13,059		23,212
Fee-Generating AUM based on gross/adjusted assets	272,211	5,035	618		277,864
Fee-Generating AUM based on NAV	39,420	8,786	380		48,586
Total Fee-Generating AUM	$314,062	$25,123	$41,609	[1]	$380,794

[1] The weighted average remaining life of the traditional private equity funds as of June 30, 2022 was 59 months.

	As of June 30, 2021
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$100	$2,386	$30,966		$33,452
Fee-Generating AUM based on invested capital	1,900	5,833	11,202		18,935
Fee-Generating AUM based on gross/adjusted assets	261,235	3,335	215		264,785
Fee-Generating AUM based on NAV	28,445	7,574	369		36,388
Total Fee-Generating AUM	$291,680	$19,128	$42,752	[1]	$353,560

[1] The weighted average remaining life of the traditional private equity funds at June 30, 2021 was 69 months.

	As of December 31, 2021
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,277		$30,857
Fee-Generating AUM based on invested capital	2,321	6,826	12,075		21,222
Fee-Generating AUM based on gross/adjusted assets	273,695	4,293	406		278,394
Fee-Generating AUM based on NAV	31,290	7,146	192		38,628
Total Fee-Generating AUM	$307,306	$21,845	$39,950	[1]	$369,101

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2021 was 64 months.
Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $225.4 billion, $212.6 billion, and $193.9 billion of AUM on behalf of Athene as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 16 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $44.1 billion, $59.0 billion, and $61.2 billion of AUM on behalf of Athora as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively.

The following tables summarize changes in total AUM for each of Apollo’s three investing strategies:

	For the Three Months Ended June 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(In millions)
Change in Total AUM(1):
Beginning of Period	$372,696	$53,740	$86,407	$512,843	$328,783	$45,442	$86,913	$461,138
Inflows	27,262	4,163	4,205	35,630	11,695	2,211	2,189	16,095
Outflows(2)	(11,045)	(291)	(3)	(11,339)	(6,618)	(73)	(1,254)	(7,945)
Net Flows	16,217	3,872	4,202	24,291	5,077	2,138	935	8,150
Realizations	(1,000)	(1,061)	(4,754)	(6,815)	(1,199)	(1,214)	(6,619)	(9,032)
Market Activity(3)	(12,160)	(431)	(2,966)	(15,557)	6,068	675	4,776	11,519
End of Period	$375,753	$56,120	$82,889	$514,762	$338,729	$47,041	$86,005	$471,775

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

[2] Outflows for Total AUM include redemptions of $0.8 billion and $0.5 billion during the three months ended June 30, 2022 and 2021, respectively.
[3] Includes foreign exchange impacts of $(4.7) billion and $0.8 billion during the three months ended June 30, 2022 and 2021, respectively.

	For the Six Months Ended June 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$360,289	$52,772	$84,491	$497,552	$332,880	$42,317	$80,289	$455,486
Inflows	54,121	6,601	5,564	66,286	23,323	5,017	3,078	31,418
Outflows(2)	(20,592)	(744)	(3)	(21,339)	(14,263)	(269)	(1,312)	(15,844)
Net Flows	33,529	5,857	5,561	44,947	9,060	4,748	1,766	15,574
Realizations	(1,626)	(2,700)	(7,000)	(11,326)	(1,676)	(2,150)	(8,917)	(12,743)
Market Activity(3)	(16,439)	191	(163)	(16,411)	(1,535)	2,126	12,867	13,458
End of Period	$375,753	$56,120	$82,889	$514,762	$338,729	$47,041	$86,005	$471,775

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

[2] Outflows for Total AUM include redemptions of $1.4 billion and $1.3 billion during the six months ended June 30, 2022 and 2021, respectively.
[3] Includes foreign exchange impacts of $(7.2) billion and $(2.5) billion during the six months ended June 30, 2022 and 2021, respectively.

Three Months Ended June 30, 2022

Total AUM was $514.8 billion at June 30, 2022, an increase of $1.9 billion, or 0.4%, compared to $512.8 billion at March 31, 2022. The net increase was primarily due to growth of our retirement services AUM, subscriptions across the platform, increased leverage, and the acquisition of Griffin Capital’s U.S. asset management business, partially offset by distributions across our equity strategy and market activity across our yield strategy due to foreign exchange depreciation and market related changes. More specifically, the net increase was due to:

•Net flows of $24.3 billion primarily related to:
•a $16.2 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $6.6 billion related to the growth of our retirement services clients, (ii) $6.5 billion related to the acquisition of Griffin Capital’s U.S. asset management business, (iii) a $5.2 billion increase in leverage and (iv) $3.5 billion of subscriptions mostly related to the corporate credit funds we manage; partially offsetting these increases were transfers primarily to the equity strategy;
•a $3.9 billion increase related to funds we manage in our hybrid strategy primarily due to $3.2 billion of subscriptions across the hybrid credit funds we manage; and
•a $4.2 billion increase related to funds we manage in the equity strategy primarily consisting of (i) net $2.1 billion of transfers in from the yield strategy and (ii) $1.5 billion of fundraising.

•Realizations of $(6.8) billion primarily related to:
•$(1.0) billion related to funds we manage in our yield strategy primarily consisting of distributions from the corporate credit funds;
•$(1.1) billion related to funds we manage in our hybrid strategy primarily consisting of distributions from the hybrid credit funds; and
•$(4.8) billion related to funds we manage in our equity strategy primarily consisting of distributions across our traditional private equity funds.

•Market activity of $(15.6) billion, primarily related to:
•$(12.2) billion related to funds we manage in our yield strategy primarily consisting of $(8.4) billion related to Athora and $(2.6) billion related to our corporate credit funds;
•$(0.4) billion related to funds we manage in our hybrid strategy; and
•$(3.0) billion related to funds we manage in our equity strategy primarily due to our traditional private equity funds.

Six Months Ended June 30, 2022

Total AUM was $514.8 billion at June 30, 2022, an increase of $17.2 billion, or 3.5%, compared to $497.6 billion at December 31, 2021. The net increase was primarily due to subscriptions across the platform, increased leverage, growth of our retirement services AUM, and the acquisition of Griffin Capital’s U.S. asset management business, partially offset by distributions across our equity strategy and market activity across our yield strategy due to foreign exchange depreciation and market related changes. More specifically, the net increase was due to:

•Net flows of $44.9 billion primarily related to:
•a $33.5 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $13.2 billion of subscriptions mostly related to the corporate credit funds we manage, (ii) $11.5 billion related to the growth of our retirement services clients, (iii) a $10.1 billion increase in leverage, and (iv) $6.5 billion related to the the acquisition of Griffin Capital’s U.S. asset management business; partially offsetting these increases were $(3.5) billion of net transfers primarily to the equity strategy;
•a $5.9 billion increase related to funds we manage in our hybrid strategy due to $5.4 billion of fundraising primarily across the hybrid credit funds we manage; and
•a $5.6 billion increase related to funds we manage in our equity strategy primarily consisting of (i) $3.1 billion of transfers in primarily from the yield strategy and (ii) $1.7 billion of fundraising.

•Realizations of $(11.3) billion primarily related to:
•$(1.6) billion related to funds we manage in our yield strategy primarily consisting of distributions from the corporate credit funds we manage;
•$(2.7) billion related to funds we manage in our hybrid strategy primarily consisting of distributions from the hybrid credit funds we manage; and
•$(7.0) billion related to funds we manage in our equity strategy primarily consisting of distributions across our traditional private equity funds.

•Market activity of $(16.4) billion, primarily related to:
•$(16.4) billion related to funds we manage in our yield strategy primarily consisting of $(11.1) billion related to Athora and $(3.8) billion related to our corporate credit funds;
•$0.2 billion related to funds we manage in our hybrid strategy; and
•$(0.2) billion related to funds we manage in our equity strategy.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies:

	For the Three Months ended June 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(In millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$311,318	$23,501	$40,900	$375,719	$281,465	$18,376	$45,405	$345,246
Inflows	21,900	2,649	1,402	25,951	12,108	1,322	392	13,822
Outflows(2)	(8,411)	(457)	(413)	(9,281)	(7,102)	(591)	(913)	(8,606)
Net Flows	13,489	2,192	989	16,670	5,006	731	(521)	5,216
Realizations	(367)	(309)	(157)	(833)	(649)	(277)	(2,118)	(3,044)
Market Activity(3)	(10,378)	(261)	(123)	(10,762)	5,858	298	(14)	6,142
End of Period	$314,062	$25,123	$41,609	$380,794	$291,680	$19,128	$42,752	$353,560

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

[2] Outflows for Fee-Generating AUM include redemptions of $0.5 billion and $0.5 billion during the three months ended June 30, 2022 and 2021, respectively.
[3] Includes foreign exchange impacts of $(3.8) billion and $0.7 billion during the three months ended June 30, 2022 and 2021, respectively.

	For the Six Months Ended June 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$307,306	$21,845	$39,950	$369,101	$285,830	$17,622	$45,222	$348,674
Inflows	38,352	5,160	2,710	46,222	21,443	3,023	830	25,296
Outflows(2)	(17,183)	(757)	(482)	(18,422)	(13,436)	(1,569)	(996)	(16,001)
Net Flows	21,169	4,403	2,228	27,800	8,007	1,454	(166)	9,295
Realizations	(676)	(891)	(420)	(1,987)	(958)	(636)	(2,267)	(3,861)
Market Activity(3)	(13,737)	(234)	(149)	(14,120)	(1,199)	688	(37)	(548)
End of Period	$314,062	$25,123	$41,609	$380,794	$291,680	$19,128	$42,752	$353,560

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

[2] Outflows for Fee-Generating AUM include redemptions of $0.9 billion and $1.2 billion during the six months ended June 30, 2022 and 2021, respectively.
[3] Includes foreign exchange impacts of $(5.7) billion and $(2.1) billion during the six months ended June 30, 2022 and 2021, respectively.

Three Months Ended June 30, 2022

Total Fee-Generating AUM was $380.8 billion at June 30, 2022, an increase of $5.1 billion, or 1.4%, compared to $375.7 billion at March 31, 2022. The net increase was primarily due to growth of our retirement services AUM, the acquisition of Griffin Capital’s U.S. asset management business, fundraising, and deployment, partially offset by market activity across our yield strategy due to foreign exchange depreciation and market related changes. More specifically, the net increase was due to:

•Net flows of $16.7 billion primarily related to:
•a $13.5 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $6.6 billion related to the growth of our retirement services clients, (ii) $6.5 billion related to the acquisition of Griffin Capital’s U.S. asset management business, (iii) $1.7 billion of subscriptions mostly related to the corporate credit funds we manage, and (iv) $1.7 billion of fee-generating capital deployment;
•a $2.2 billion increase related to funds we manage in our hybrid strategy primarily due to fee-generating capital deployment; and
•a $1.0 billion increase related to funds we manage in our equity strategy primarily due to fee-generating capital deployment.

•Net flows were offset by:
•$(10.8) billion of market activity primarily related to funds we manage in our yield strategy driven by $(7.1) billion related to Athora and $(2.2) billion related to our corporate credit funds; and
•$(0.8) billion of realizations across the platform.

Six Months Ended June 30, 2022

Total Fee-Generating AUM was $380.8 billion at June 30, 2022, an increase of $11.7 billion, or 3.2%, compared to $369.1 billion at December 31, 2021. The net increase was primarily due to growth of our retirement services AUM, the acquisition of Griffin Capital’s U.S. asset management business, fundraising and deployment, partially offset by market activity across our yield strategy due to foreign exchange depreciation and market related changes . More specifically, the net increase was due to:

•Net flows of $27.8 billion primarily related to:
•a $21.2 billion increase related to funds we manage in our yield strategy primarily consisting of (i) an $11.5 billion increase in AUM related to the growth of our retirement services clients, (ii) $6.5 billion related to the acquisition of Griffin Capital’s U.S. asset management business, (iii) $4.1 billion of fee-generating capital deployment, and (iv) $3.5 billion of subscriptions mostly related to the corporate credit funds we manage;

•a $4.4 billion increase related to funds we manage in our hybrid strategy primarily due to (i) $3.4 billion of fee-generating capital deployment and (ii) $1.1 billion of subscriptions mostly related to the hybrid credit funds we manage; and
•a $2.2 billion increase related to funds we manage in our equity strategy primarily due to $2.2 billion of fee-generating capital deployment.

•Net flows were offset by:
•$(14.1) billion of market activity primarily related to funds we manage in our yield strategy, consisting of $(9.0) billion related to Athora and $(3.3) billion related to the corporate credit funds we manage; and
•$(2.0) billion of realizations primarily across the funds we manage in the hybrid and yield strategies.

Gross Capital Deployment and Uncalled Commitments

Gross capital deployment represents the gross capital that has been invested in investments by the funds and accounts we manage during the relevant period, but excludes certain investment activities primarily related to hedging and cash management functions at the Company. Gross Capital Deployment is not reduced or netted down by sales or refinancings, and takes into account leverage used by the funds and accounts we manage in gaining exposure to the various investments that they have made.

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

The following presents gross capital deployment and uncalled commitments (in billions):
As of June 30, 2022 and December 31, 2021, Apollo had $50 billion and $47 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment.

	Three months ended June 30, 2022	Six months ended June 30, 2022
(In millions)
Retirement Services:
Fixed income and other investment income, net	$1,302.1	$2,508.9
Alternative investment income, net	186.3	634.0
Strategic capital management fees	12.6	25.0
Cost of funds	(885.9)	(1,712.3)
Net investment spread	615.1	1,455.6
Other operating expenses	(109.1)	(217.8)
Interest and other financing costs	(64.3)	(125.9)
Spread Related Earnings (SRE)	$441.7	$1,111.9

In this section, references to 2022 refer to the three months ended June 30, 2022.

Three Months Ended June 30, 2022

Spread Related Earnings

SRE was $441.7 million for the three months ended June 30, 2022. SRE is comprised of investment income from Athene’s fixed income and other and alternative portfolios as well as strategic capital management fees less cost of funds on Athene’s liabilities, other operating expenses, and interest and other financing costs. SRE for the three months ended June 30, 2022 was mainly attributed to fixed income and other investment income and alternative investment income, partially offset by cost of funds, other operating expenses and financing costs. Fixed income and other investment income benefited from strong growth in organic inflows, as well as floating rate income driven by the increase in rates. As a result of purchase accounting, the book value of Athene’s investment portfolio was marked up to fair value resulting in an adverse impact to fixed income and other investment income. Alternative investment income benefited from the deployment of inflows into alternative investments as well as strong performance on real estate, yield funds, Athora and MidCap but was adversely impacted by unfavorable economics. Cost of funds was primarily driven by interest credited and option costs on annuity products, interest on funding agreement issuances, pension group annuity benefits, income rider reserve and DAC and VOBA amortization as well as other liability costs. As a result of purchase accounting, Athene marked its reserve liabilities to fair value resulting in a favorable impact to cost of funds. Additionally, cost of funds was favorably impacted by actuarial experience and an adjustment to exclude changes in the value of corporate-owned life insurance from SRE.

Net Investment Spread

Three months ended June 30, 2022
Fixed income and other net investment earned rate	2.97%
Alternative net investment earned rate	6.38%
Net investment earned rate	3.19%
Strategic capital management fees	0.03%
Cost of funds	(1.90)%
Net investment spread	1.32%

Net investment earned rate of 3.19% for the three months ended June 30, 2022 is comprised of a fixed income and other net investment earned rate of 2.97% and alternative net investment earned rate of 6.38%. The fixed income earned rate was adversely impacted by unfavorable purchase accounting impacts, partially offset by floating rate income due to the increase in rates. The alternative investment earned rate was driven by strong performance on real estate, yield funds, Athora and MidCap but was adversely impacted by unfavorable economics.

Strategic capital management fees of 0.03% for the three months ended June 30, 2022 consisted of the management fee for ADIP’s portion of Athene’s business ceded to ACRA.

Cost of funds of 1.90% for the three months ended June 30, 2022 was primarily driven by interest credited and option costs on annuity products, interest on funding agreement issuances, pension group annuity benefits, income rider reserve and DAC and VOBA amortization, as well as other liability costs. As a result of purchase accounting, Athene marked its reserve liabilities to fair value resulting in a favorable impact to cost of funds. Additionally, cost of funds was favorably impacted by actuarial experience and an adjustment to exclude changes in the value of corporate-owned life insurance from SRE.

In this section, references to 2022 refer to the six months ended June 30, 2022.

Six Months Ended June 30, 2022

Spread Related Earnings

SRE was $1,111.9 million for the six months ended June 30, 2022. SRE was mainly attributed to fixed income and other investment income and strong alternative investment income, partially offset by cost of funds, other operating expenses and interest and other financing costs. Fixed income and other investment income benefited from strong growth in organic inflows as well as floating rate income driven by the increase in rates. As a result of purchase accounting, the book value of Athene’s investment portfolio was marked up to fair value resulting in an adverse impact to fixed income and other investment income. Alternative investment income benefited from the deployment of inflows into alternative investments as well as strong performance on real estate, private equity, Athora and MidCap but was adversely impacted by unfavorable economics. Cost of funds was primarily driven by interest credited and option costs on annuity products, interest on funding agreement issuances, pension group annuity benefits, income rider reserve and DAC and VOBA amortization as well as other liability costs. As a result of purchase accounting, Athene marked its reserve liabilities to fair value resulting in a favorable impact to cost of funds. Additionally, cost of funds was favorably impacted by actuarial experience.

Net Investment Spread

Six months ended June 30, 2022
Fixed income and other net investment earned rate	2.90%
Alternative net investment earned rate	11.39%
Net investment earned rate	3.42%
Strategic capital management fees	0.03%
Cost of funds	(1.86)%
Net investment spread	1.59%

Net investment earned rate of 3.42% for the six months ended June 30, 2022 is comprised of a fixed income and other net investment earned rate of 2.90% and alternative net investment earned rate of 11.39%. The fixed income earned rate was adversely impacted by unfavorable purchase accounting impacts, partially offset by floating rate income due to the increase in rates. The alternative investment earned rate was driven by strong performance on real estate, private equity, Athora and MidCap but was adversely impacted by unfavorable economics.

Strategic capital management fees of 0.03% for the six months ended June 30, 2022 consisted of the management fee for ADIP’s portion of Athene’s business ceded to ACRA.

Cost of funds of 1.86% for the six months ended June 30, 2022 was primarily driven by interest credited and option costs on annuity products, interest on funding agreement issuances, pension group annuity benefits, income rider reserve and DAC and VOBA amortization, as well as other liability costs. As a result of purchase accounting, Athene marked its reserve liabilities to fair value. Cost of funds was favorably impacted by these purchase accounting adjustments as well as favorable actuarial experience.

Investment Portfolio

Athene had investments, including related parties and VIEs, of $198.4 billion as of June 30, 2022. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Athene has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5%-6% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments and investments in related party and VIEs:

	June 30, 2022
(In millions, except percentages)	Carrying Value	Percent of Total
AFS securities
US government and agencies	$2,794	1.4%
US state, municipal and political subdivisions	1,000	0.5%
Foreign governments	896	0.4%
Corporate	56,218	28.3%
CLO	13,485	6.8%
ABS	9,547	4.8%
CMBS	2,904	1.5%
RMBS	5,167	2.6%
Total AFS securities, at fair value	92,011	46.3%
Trading securities, at fair value	1,735	0.9%
Equity securities	1,508	0.8%
Mortgage loans	25,218	12.7%
Investment funds	133	0.1%
Policy loans	358	0.2%
Funds withheld at interest	37,638	19.0%
Derivative assets	2,932	1.5%
Short-term investments	264	0.1%
Other investments	855	0.4%
Total investments	162,652	82.0%
Investments in related parties
AFS securities
Corporate	1,007	0.5%
CLO	2,522	1.3%
ABS	5,269	2.7%
Total AFS securities, at fair value	8,798	4.5%
Trading securities, at fair value	891	0.3%
Equity securities, at fair value	163	0.1%
Mortgage loans	1,416	0.7%
Investment funds	1,538	0.8%
Funds withheld at interest	10,675	5.4%
Other investments	272	0.1%
Total related party investments	23,753	11.9%
Total investments including related party	186,405	93.9%
Investments owned by consolidated VIEs
Trading securities, at fair value	386	0.2%
Mortgage loans	1,992	1.0%
Investment funds	9,494	4.8%
Other investments	111	0.1%
Total investments owned by consolidated VIEs	11,983	6.1%
Total investments including related party and VIEs	$198,388	100.0%
Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 95.5% as of June 30, 2022, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Athene invests a portion of its investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Athene has acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. It invests in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. The RML portfolio primarily consists of first lien RMLs collateralized by properties located in the U.S. Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which Athene acts as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company.

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

Net Invested Assets

The following summarizes Athene’s net invested assets:

	June 30, 2022
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total
Corporate	$79,064	41.8%
CLO	18,197	9.6%
Credit	97,261	51.4%
CML	24,070	12.7%
RML	9,327	4.9%
RMBS	6,871	3.6%
CMBS	3,729	2.0%
Real estate	43,997	23.2%
ABS	19,324	10.2%
Alternative investments	11,841	6.3%
State, municipal, political subdivisions and foreign government	2,716	1.4%
Equity securities	1,575	0.8%
Short-term investments	559	0.3%
US government and agencies	2,671	1.4%
Other investments	38,686	20.4%
Cash and equivalents	7,691	4.1%
Policy loans and other	1,670	0.9%
Net invested assets	189,305	100.0%

[1] See Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures for the definition of net invested assets.

Athene’s net invested assets were $189.3 billion as of June 30, 2022. In managing its business, Athene utilizes net invested assets as presented in the above table. Net invested assets do not correspond to Athene’s total investments, including related parties, on the condensed consolidated statements of financial condition, as discussed previously in Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures. Net invested assets represent Athene’s investments that directly back the net reserve liabilities and surplus assets. Athene believes this view of its portfolio provides a view of the assets for which it has economic exposure. Athene adjusts the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. Athene also adjusts for VIEs to show the net investment in the funds, which are included in the alternative investments line above, as well as adjust for the allowance for credit losses. Net invested assets includes its proportionate share of ACRA investments, based on its economic ownership, but excludes the proportionate share of investments associated with the non-controlling interest.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
	2022	2021			2022	2021
	(In millions)				(In millions)
Principal Investing:
Realized performance fees	$150.9	$468.8	$(317.9)	(67.8)%	$278.1	$575.6	$(297.5)	(51.7)%
Realized investment income	36.9	72.4	(35.5)	(49.0)	263.3	102.4	160.9	157.1
Principal investing compensation	(155.0)	(254.1)	99.1	(39.0)	(311.0)	(322.3)	11.3	(3.5)
Other operating expenses	(13.1)	(14.8)	1.7	(11.5)	(23.7)	(22.3)	(1.4)	6.3
Principal Investing Income (PII)	$19.7	$272.3	$(252.6)	(92.8)	$206.7	$333.4	$(126.7)	(38.0)

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(In millions)				(In millions)
Principal Investing:
Realized performance fees	$468.8	$10.8	$458.0	NM	$575.6	$76.6	$499.0	NM
Realized investment income	72.4	7.2	65.2	NM	102.4	17.1	85.3	498.8
Principal investing compensation	(254.1)	(19.7)	(234.4)	NM	(322.3)	(93.6)	(228.7)	244.3
Other operating expenses	(14.8)	(9.5)	(5.3)	55.8	(22.3)	(32.6)	10.3	(31.6)
Principal Investing Income (PII)	$272.3	$(11.2)	$283.5	NM	$333.4	$(32.5)	$365.9	NM
As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

In this section, references to 2022 refer to the three months ended June 30, 2022, references to 2021 refer to the three months ended June 30, 2021, and references to 2020 refer to the three months ended June 30, 2020.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

PII was $19.7 million in 2022, a decrease of $(252.6) million, as compared to $272.3 million in 2021. This decrease was primarily attributable to a decrease in realized performance fees earned from Fund VIII of $333.8 million in 2022. The decrease in realized performance fees from Fund VIII was due to the depreciation in the value of the fund’s investments in public and private portfolio companies across industries, which delayed monetization activity in 2022 compared to 2021.

Principal investing compensation expense decreased as a result of a corresponding decrease in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, included in principal investing compensation are expenses related to the Incentive Pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

PII was $272.3 million in 2021, an increase of $283.5 million, as compared to $(11.2) million in 2020. This increase was primarily attributable to increases in realized performance fees and realized investment income offset, partially, by an increase in principal investing compensation expenses. Realized performance fees increased to $468.8 million in 2021 from $10.8 million in 2020 largely driven by an increase in performance fees from Fund VIII of $340.5 million as well as income from the sale of a mortgage business of $75.0 million in 2021. In 2020, the COVID-19 pandemic and the actions taken in response caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, the Company experienced significant unrealized mark-to-market losses in underlying funds which significantly delayed monetization activity. The increase in realized investment income was primarily attributable to an increase in realizations from Apollo’s equity ownership in Fund VIII in 2021. Principal investing compensation expense increased as a result of a corresponding increase in realized performance fees as described above.

In this section, references to 2022 refer to the six months ended June 30, 2022, references to 2021 refer to the six months ended June 30, 2021, and references to 2020 refer to the six months ended June 30, 2020.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

PII was $206.7 million in 2022, a decrease of $(126.7) million, as compared to $333.4 million in 2021. This decrease was primarily attributable to a decrease in realized performance fees of 51.7% to $278.1 million in 2022 from $575.6 million in 2021 primarily driven by depreciation in the value of Fund VIII’s investments in public and private portfolio companies across industries which delayed monetization activity compared to 2021. This decrease was offset, in part, by an increase in realized investment income primarily due to realized gains on certain of Apollo’s general partner fund co-investments transferred to Athene that were subsequently transferred to a fund managed by Apollo and including third-party capital in the second quarter of 2022.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

PII was $333.4 million in 2021, an increase of $365.9 million, as compared to $(32.5) million in 2020. This increase was primarily attributable to increases in realized performance fees, partially offset by an increase in principal investing compensation expenses. Realized performance fees increased to $575.6 million in 2021 from $76.6 million in 2020 driven by an increase in performance fees generated from Fund VIII of $395.0 million as well as fees generated from the sale of a mortgage business of $75.0 million. In 2020, the COVID-19 pandemic and the actions taken in response caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, the Company experienced significant unrealized mark-to-market losses in underlying funds which significantly delayed monetization activity. Principal investing compensation expense increased as a result of a corresponding increase in realized performance fees as described above.
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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2022, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through June 30, 2022. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—Historical performance metrics are unreliable indicators of our current or future results of operations” in our quarterly report on Form 10-Q filed with the SEC on May 10, 2022.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. The funds included in the investment record table below have greater than $500 million of AUM and/or form part of a flagship series of funds. All amounts are as of June 30, 2022, unless otherwise noted:

(in millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Yield:
Apollo Origination Partners[1]	N/A	$2,366	$2,315	$1,615	$248	$1,440	$1,432	$1,680	NM2	NM2
Hybrid:
Apollo Infrastructure Opportunity Fund II	2021	2,597	2,542	599	18	589	723	741	NM2	NM2
Apollo Infrastructure Opportunity Fund	2018	602	897	802	1,007	221	259	1,266	25%	20%
FCI IV	2021	1,435	1,123	154	4	154	165	169	NM2	NM2
FCI III	2017	2,551	1,906	3,042	2,300	1,806	1,726	4,026	17	13
FCI II	2013	2,097	1,555	3,390	2,781	1,680	1,421	4,202	7	5
FCI I	2012	—	559	1,516	1,975	—	—	1,975	12	8
HVF II	2022	4,491	4,592	974	3	970	899	902	NM2	NM2
HVF I	2019	3,845	3,238	3,679	2,278	2,277	2,845	5,123	26	21
SCRF I, II, III, IV3	Various	2,335	3,963	8,316	8,304	1,026	1,081	9,385	13	10
Accord+[4]	2021	2,359	2,255	1,257	228	1,038	1,000	1,228	NM2	NM2
Accord I, II, III, III B & IV4	Various	1,073	6,070	4,765	5,137	—	—	5,137	22	17
Accord V4	2022	1,900	1,922	673	161	717	491	652	NM2	NM2
Total Hybrid		$25,285	$30,622	$29,167	$24,196	$10,478	$10,610	$34,806
Equity:
Fund IX	2018	$32,084	$24,729	$16,628	$6,770	$12,791	$20,209	$26,979	45%	30%
Fund VIII	2013	12,247	18,377	16,251	19,616	6,325	8,673	28,289	15	11
Fund VII	2008	490	14,677	16,461	34,150	27	136	34,286	33	25
Fund VI	2006	367	10,136	12,457	21,135	405	2	21,137	12	9
Fund V	2001	62	3,742	5,192	12,721	120	2	12,723	61	44
Fund I, II, III, IV & MIA[5]	Various	9	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[6]		$45,259	$78,981	$75,742	$111,792	$19,668	$29,022	$140,814	39	24
ANRP III	2020	1,586	1,400	633	79	633	876	955	NM2	NM2
ANRP II	2016	1,866	3,454	2,924	2,822	1,303	1,268	4,090	16	9
ANRP I	2012	224	1,323	1,149	1,168	461	66	1,234	2	(2)
Impact Mission Fund[1]	N/A	924	886	498	44	454	504	548	NM2	NM2
EPF IV1,7	N/A	1,605	1,608	171	—	171	171	171	NM2	NM2
EPF III[7]	2017	4,728	4,415	4,663	2,952	2,475	3,316	6,268	19	11
EPF II7	2012	917	3,375	3,227	4,500	493	234	4,734	13	8
EPF I7	2007	213	1,358	1,784	3,010	—	—	3,010	23	17
U.S. RE Fund III[8]	2021	1,078	935	455	58	433	607	665	47	40
U.S. RE Fund II8	2016	1,297	1,264	1,067	661	747	1,066	1,727	16	13
U.S. RE Fund I8	2012	53	647	631	926	87	20	946	13	10
Asia RE Fund II8	2022	977	978	506	194	337	347	541	NM2	NM2
Asia RE Fund I8	2017	710	691	462	237	289	466	703	16	12
Total Equity		$61,437	$101,315	$93,912	$128,443	$27,551	$37,963	$166,406
1Vintage Year is not yet applicable as these funds have not had their final closings.
2Data has not been presented as the fund’s effective date is less than 24 months prior to the period indicated and such information was deemed not meaningful.
3Remaining cost for certain of our hybrid funds may include physical cash called, invested or reserved for certain levered investments.
4Accord funds have investment periods shorter than 24 months, therefore Gross and Net IRR are presented after 12 months of investing.
5The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III, were excluded assets in connection with the reorganization of the Company that occurred in 2007. As a result, Apollo did not receive the economics associated with these entities. The investment performance of these funds, combined with Fund IV, is presented to illustrate fund performance associated with Apollo’s investment professionals.
6Total IRR is calculated based on total cash flows for all funds presented.
7Includes funds denominated in Euros with historical figures translated into U.S. dollars at an exchange rate of €1.00 to $1.05 as of June 30, 2022.

8U.S. RE Fund I, U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II had $151 million, $792 million, $260 million, $348 million and $515 million of co-investment commitments as of June 30, 2022, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.22 as of June 30, 2022.

Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of June 30, 2022:

	Total Invested Capital	Total Value	Gross IRR
	(In millions)
Distressed for Control	$7,795	$18,875	29%
Non-Control Distressed	6,281	10,813	71
Total	14,076	29,688	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	61,666	111,126	21
Total	$75,742	$140,814	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and VI are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated and such information was deemed not meaningful. All amounts are as of June 30, 2022:

Fund IX1

	Total Invested Capital	Total Value
	(In millions)
Corporate Carve-outs	$4,082	$6,906
Opportunistic Buyouts	11,783	17,683
Distressed[2]	763	2,390
Total	$16,628	$26,979

Fund VIII1

	Total Invested Capital	Total Value
	(In millions)
Corporate Carve-outs	$2,704	$6,902
Opportunistic Buyouts	12,980	20,633
Distressed[2]	567	754
Total	$16,251	$28,289

Fund VII1

	Total Invested Capital	Total Value
	(In millions)
Corporate Carve-outs	$2,539	$4,849
Opportunistic Buyouts	4,338	10,799
Distressed/Other Credit[2]	9,584	18,638
Total	$16,461	$34,286
1Committed capital less unfunded capital commitments for Fund IX, Fund VIII and Fund VII were $14.3 billion, $17.7 billion and $14.7 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable governing agreements.

2The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through June 30, 2022), our private equity funds have invested $74.4 billion, of which $21.9 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of June 30, 2022. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.

Perpetual Capital

The following table summarizes the investment record for our Perpetual Capital vehicles, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns[1]
	IPO Year[2]	Total AUM	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the six months ended June 30, 2021
		(In millions)
MidCap[3]	N/A	$10,898	5%	2%	11%	12%
AIF	2013	347	(14)%	7%	(18)%	11%
AFT	2011	357	(11)%	8%	(18)%	13%
AINV/Other[4]	2004	8,397	(16)%	2%	(11)%	35%
ARI	2009	9,476	(22)%	17%	(16)%	50%
Total		$29,475
1Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.
2An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
3MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 4% and 1% for the three months ended June 30, 2022 and June 30, 2021, respectively, and 9% and 9% for the six months ended June 30, 2022 and June 30, 2021, respectively.
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

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to our non-U.S. GAAP performance measure:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2022	2021	2022	2021
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$(2,051)	$649	$(2,921)	$1,319
Preferred dividends	—	9	—	18
Net income (loss) attributable to non-controlling interests	(951)	847	(1,611)	1,687
GAAP Net Income (Loss)	$(3,002)	$1,505	$(4,532)	$3,024
Income tax provision (benefit)	(487)	194	(1,095)	397
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$(3,489)	$1,699	$(5,627)	$3,421
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	67	27	164	62
Equity-based compensation	37	19	93	35
Preferred dividends	—	(9)	—	(18)
Transaction-related charges[2]	—	19	(1)	28
Merger-related transaction and integration costs[3]	18	13	36	24
(Gains) losses from change in tax receivable agreement liability	—	—	14	(2)
Net (income) loss attributable to non-controlling interests in consolidated entities	903	(116)	1,554	(187)
Unrealized performance fees	488	(280)	43	(1,570)
Unrealized profit sharing expense	(188)	98	3	687
HoldCo interest and other financing costs[4]	35	43	74	86
Unrealized principal investment income (loss)	(72)	(9)	10	(373)
Unrealized net (gains) losses from investment activities and other	(105)	(913)	(123)	(1,239)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	2,682	—	5,176	—
Change in fair values of derivatives and embedded derivatives - FIAs, net of offsets	381	—	462	—
Integration, restructuring and other non-operating expenses	33	—	67	—
Equity-based compensation expense	13	—	25	—
Adjusted Segment Income	803	591	1,970	954
HoldCo interest and other financing costs[4]	(35)	(43)	(74)	(86)
Taxes and related payables	(202)	(46)	(415)	(72)
Adjusted Net Income	$566	$502	$1,481	$796

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
[4] Represents interest and other financing costs related to AGM not attributable to any specific segment.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	As of June 30, 2022	As of June 30, 2021	As of December 31, 2021
Total GAAP Common Stock Outstanding	571,028,097	231,366,321	248,896,649
Non-GAAP Adjustments:
Participating Apollo Operating Group Units	—	201,208,132	184,787,638
Vested RSUs	15,393,631	359,592	17,700,688
Unvested RSUs Eligible for Dividend Equivalents	14,097,587	7,858,538	9,809,245
Adjusted Net Income Shares Outstanding	600,519,315	440,792,583	461,194,220
The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	June 30, 2022	December 31, 2021
Total investments, including investment in related parties	$186,405	$—
Derivative assets	(2,932)	—
Cash and cash equivalents (including restricted cash)	11,925	—
Accrued investment income	1,086	—
Payables for collateral on derivatives	(1,904)	—
Reinsurance funds withheld and modified coinsurance	5,449	—
VIE and VOE assets, liabilities and non-controlling interest	11,663	—
Unrealized (gains) losses	17,371	—
Ceded policy loans	(182)	—
Net investment receivables (payables)	26	—
Allowance for credit losses	638	—
Total adjustments to arrive at gross invested assets	43,140	—
Gross invested assets	229,545	—
ACRA non-controlling interest	(40,240)	—
Net invested assets	$189,305	$—
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

At June 30, 2022, the Company had $12.7 billion of unrestricted cash and cash equivalents and $0.5 billion of U.S. Treasury securities as well as $2.0 billion of available funds from the AMH credit facility and AHL credit facility.

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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s consolidated statements of cash flows:

	For the Six Months Ended June 30,
(In millions)	2022	2021
Operating Activities	$(20)	$1,093
Investing Activities	(818)	772
Financing Activities	13,280	(177)
Effect of exchange rate changes on cash and cash equivalents	(20)	—
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$12,422	$1,688
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

	For the Six Months Ended June 30,
(In millions)	2022	2021
Net cash provided by the Company’s operating activities	$5,237	$1,734
Net cash used in the Consolidated Funds and VIEs operating activities	(5,257)	(641)
Net cash provided by (used in) operating activities	(20)	1,093
Net cash provided by (used in) the Company’s investing activities	(1,843)	756
Net cash provided by the Consolidated Funds and VIEs investing activities	1,025	16
Net cash provided by (used in) in investing activities	(818)	772
Net cash provided by (used in) the Company’s financing activities	9,165	(1,678)
Net cash provided by the Consolidated Funds and VIEs financing activities	4,115	1,501
Net cash provided by (used in) financing activities	$13,280	$(177)
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

•During the six months ended June 30, 2022, cash used in operating activities primarily includes net cash used in our consolidated funds and VIEs for purchases of investments. Net cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, as well as cash received from pension group annuity transactions, net of outflows.

•During the six months ended June 30, 2021, cash used in operating activities primarily reflects the operating activity of our consolidated funds and VIEs, which include cash outflows for purchases of investments, offset by cash inflows from consolidated funds. Net cash used in operating activities also reflects cash outflows for compensation, general, administrative, and other expenses, offset by cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income.

Investing Activities

The Company’s investing activities support the growth of its business. The primary sources of cash within investing activities include (a) distributions from investments and (b) sales, maturities and repayments of investments. The primary uses of cash within investing activities include: (a) capital expenditures, (b) purchases and acquisitions of new investments, including purchases of U.S. Treasury securities and (c) equity method investments in the funds we manage.

•During the six months ended June 30, 2022, cash used in investing activities primarily reflects purchase of investments due to the deployment of significant cash inflows from Athene’s organic growth offset by Athene cash acquired as a result of the merger and the sale, repayment and maturity of investments.

•During the six months ended June 30, 2021, cash provided by investing activities primarily reflects the investing activity of our consolidated funds and VIEs, which primarily reflects net proceeds from U.S. Treasury securities.

Financing Activities

The Company’s financing activities reflect its capital market transactions and transactions with equity holders. The primary sources of cash within the financing activities section includes (a) proceeds from debt and preferred equity issuances, (b) inflows on Athene’s investment-type policies, (c) changes of cash collateral posted for derivative transactions, and (d) capital contributions and proceeds from other borrowing activities. The primary uses of cash within the financing activities section include: (a) dividends, (b) payments under the tax receivable agreement, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, (e) repayments of debt, (f) withdrawals on Athene’s investment-type policies and (g) changes of cash collateral posted for derivative transactions.

•During the six months ended June 30, 2022, cash provided by financing activities primarily reflects the strong organic inflows from retail, flow reinsurance and funding agreements, net of withdrawals. Cash provided by financing activities by our consolidated funds and VIEs primarily includes proceeds from the issuance of debt.

•During the six months ended June 30, 2021, cash provided by financing activities primarily reflects the financing activity of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt, contributions from non-controlling interests and proceeds from issuance of securities of a SPAC, offset by payment of underwriting discounts.

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

On August 4, 2022, AGM declared a cash dividend of $0.40 per share of its common stock, which will be paid on August 31, 2022 to holders of record at the close of business on August 18, 2022.

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

At June 30, 2022, the asset management business had $1.5 billion of unrestricted cash and cash equivalents and $0.5 billion of U.S. Treasury securities as well as $750 million of available funds from the AMH credit facility.

Future Debt Obligations

The asset management business had long-term debt of $2.8 billion at June 30, 2022, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048 and 2050. See note 12 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

As of June 30, 2022, the outstanding AOG Unit Payment amount was $438 million, payable in equal installments through December 31, 2024. See note 16 for more information.

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

Apollo Asset Management and Athene are minority investors in Athora with a long term strategic relationship. Through its share ownership, Apollo has approximately 19.9% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo Asset Management represent, in the aggregate, approximately 15.1% of the total voting power in Athora.

Fund Escrow

As of June 30, 2022, the remaining investments and escrow cash of ANRP II was valued at 94% of the fund’s unreturned capital which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Retirement Services Liquidity

There are two forms of liquidity relevant to our retirement services business, funding liquidity and balance sheet liquidity. Funding liquidity relates to the ability to fund operations. Balance sheet liquidity relates to the ability to liquidate or rebalance Athene’s balance sheet without incurring significant costs from fees, bid-offer spreads, or market impact. Athene manages the liquidity position of its business by matching projected cash demands with adequate sources of cash and other liquid assets. The principal sources of liquidity for our retirement services business, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

Athene’s investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services’ business does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. Athene has access to additional liquidity through the $1.25 billion AHL credit facility, which was undrawn as of June 30, 2022, the AHL revolving liquidity facility, which has a current borrowing capacity of $2.5 billion and was entered into in the third quarter of 2022, and its $2.0 billion of committed repurchase facilities. Athene also has a registration statement on Form S-3 to provide it with access to the capital markets, subject to favorable market conditions and other factors. Athene is also party to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value during the surrender charge period of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and MVAs, which are intended to protect it from early withdrawals. As of June 30, 2022, approximately 74% of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2022, approximately 53% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Athene’s funding agreements, group annuities and payout annuities are generally non-surrenderable, which accounts for approximately 32% of Athene’s net reserve liabilities as of June 30, 2022.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of June 30, 2022, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2022, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $3.0 billion.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2022, the total maximum borrowings under the FHLB facilities were limited to $45.5 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of June 30, 2022 Athene had the ability to draw up to an estimated $4.7 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of June 30, 2022, the payables for repurchase agreements were $4.1 billion, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $4.2 billion. As of June 30, 2022, payables for repurchase agreements were comprised of $1.9 billion of short-term and $2.2 billion of long-term repurchase agreements.

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

Dividends from AHL’s subsidiaries are projected to be the primary source of AHL’s liquidity. Under the Bermuda Insurance Act, each of Athene’s Bermuda insurance subsidiaries is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s statutory capital and surplus, unless at least two members of the board of directors of the Bermuda insurance subsidiary and its principal representative in Bermuda sign and submit to the Bermuda Monetary Authority (“BMA”) an affidavit attesting that a dividend in excess of this amount would not cause the Bermuda insurance subsidiary to fail to meet its relevant margins. In certain instances, the Bermuda insurance subsidiary would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to the Bermuda insurance subsidiary meeting its relevant margins, the Bermuda insurance subsidiary is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA.

The maximum distribution permitted by law or contract is not necessarily indicative of the insurance subsidiaries’ actual ability to pay such distributions, which may be further restricted by business and other considerations, such as the impact of such distributions on surplus, which could affect our ratings or competitive position and the amount of premiums that can be written. Specifically, the level of capital needed to maintain desired financial strength ratings from rating agencies, including S&P, A.M. Best, Fitch and Moody’s, is of particular concern when determining the amount of capital available for distributions. AHL believes its insurance subsidiaries have sufficient statutory capital and surplus, combined with additional capital available to be provided by AHL, to meet their financial strength ratings objectives. Finally, state insurance laws and regulations require that the statutory surplus of Athene’s insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs.

Other Sources of Funding

Athene may seek to secure additional funding at the AHL level by means other than dividends from subsidiaries, such as by drawing on its undrawn $1.25 billion credit facility, drawing on its undrawn $2.5 billion revolving liquidity facility or by pursuing future issuances of debt or preference shares to third-party investors. The AHL credit facility contains various standard covenants with which Athene must comply, including maintaining a Consolidated Debt to Capitalization Ratio (as such term is defined in the AHL credit facility) of not greater than 35% at the end of any quarter, maintaining a minimum Consolidated Net Worth (as such term is defined in the credit facility) of no less than $7.3 billion, and restrictions on the ability to incur debt and liens, in each case with certain exceptions. The AHL liquidity facility also contains various standard covenants with which Athene must comply, including maintaining an ALRe minimum Consolidated Net Worth (as such term is defined in the AHL liquidity facility) of no less than $9.3 billion and restrictions on the ability to incur debt and liens, in each case with certain exceptions.

Future Debt Obligations

Athene had long-term debt of $3.3 billion as of June 30, 2022, which includes notes with maturities in 2028, 2030, 2031, 2051, and 2052. See note 12 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

Capital

Athene believes it has a strong capital position and that it is well positioned to meet policyholder and other obligations. Athene measures capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of NAIC RBC and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

ACRA

ACRA provides Athene with access to on-demand capital to support its growth strategies and capital deployment opportunities. ACRA provides a capital source to fund both Athene’s inorganic and organic channels, including pension group annuity, funding agreement and retail channels. This strategic capital solution allows Athene the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

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

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies. Liabilities for non-participating long duration contracts are established using accepted actuarial valuation methods which require Athene to make certain assumptions regarding expenses, investment yields, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of June 30, 2022, the reserve investment yield assumptions for non-participating contracts range from 2.3% to 5.4% and are specific to Athene’s expected earned rate on the asset portfolio supporting the reserves. Athene bases other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary. Premium deficiency tests are performed periodically using current assumptions, without provisions for adverse deviation, in order to test the appropriateness of the established reserves. If the reserves using current assumptions are greater than the existing reserves, the excess is recorded and the initial assumptions are revised.

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

The assessments used to accrue liabilities are based on interest margins, rider charges, surrender charges and realized gains (losses). As such, future reserve changes can be sensitive to changes in investment results and the impacts of shadow adjustments, which represent the impact of assuming unrealized gains (losses) are realized in future periods. As of June 30, 2022, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $5.3 billion. The relative sensitivity of the GLWB and GMDB liability balance from changes to these assumptions, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth, has decreased following the business combination and purchase accounting described in note 3. Using factors consistent with those previously disclosed in Athene’s 2021 Annual Report, changes to the GLWB and GMDB liability balance from these hypothetical changes in assumptions are not significant.

Derivatives

Valuation of Embedded Derivatives on indexed annuities

Athene issues and reinsures products, primarily indexed annuity products, or purchases investments that contain embedded derivatives. If Athene determines the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the fair value option is elected on the host contract.

Indexed annuities and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain equity market indices. The equity market option is an embedded derivative, similar to a call option. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives represents the present value of cash flows attributable to the indexed strategies. The embedded derivative cash flows are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates, and policyholder behavior. The embedded derivative cash flows are discounted using a rate that reflects Athene’s credit rating. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Contracts acquired through a business combination which contain an embedded derivative are re-bifurcated as of the acquisition date.

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

As of June 30, 2022, Athene had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $5.5 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	June 30, 2022
+100 bps discount rate	$(300)
–100 bps discount rate	335

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

Athene establishes VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities. The fair value of the liabilities purchased is determined using market participant assumptions at the time of acquisition and represents the amount an acquirer would expect to be compensated to assume the contracts. Athene records the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using best estimate assumptions, plus a provision for adverse deviation where applicable, as of the business combination date. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative. Any negative VOBA is recorded to the same financial statement line on the condensed consolidated statements of financial condition as the associated reserves. Positive VOBA is recorded in DAC, DSI and VOBA on the condensed consolidated statements of financial condition.

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

Following the business combination and application of purchase accounting described in note 3, DAC and DSI balances exhibit less sensitivity to hypothetical changes in estimated future gross profits and changes in the embedded derivative discount rate as they are relatively less material following the business combination. VOBA balances no longer amortize based on estimated gross profits, and accordingly, are not sensitive to changes to actual or estimated gross profits.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to Apollo and its industry is included in note 2 to our condensed consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of June 30, 2022:

	Remaining 2022	2023 - 2024	2025 - 2026	2027 and Thereafter	Total
	(In millions)
Asset Management
Operating lease obligations[1]	$32	$139	$135	$545	$851
Other long-term obligations[2]	20	5	—	—	25
AMH credit facility[3]	—	1	1	—	2
Debt obligations[3]	59	743	701	2,571	4,074
AOG Unit payment [4]	88	350	—	—	438
	199	1,238	837	3,116	5,390
Retirement Services
Interest sensitive contract liabilities	9,040	40,578	32,763	82,190	164,571
Future policy benefits	866	3,866	3,798	43,948	52,478
Debt[3]	63	253	253	4,162	4,731
Securities to repurchase[5]	1,715	314	1,173	1,143	4,345
	11,684	45,011	37,987	131,443	226,125
Obligations	$11,883	$46,249	$38,824	$134,559	$231,515

(1) Operating lease obligations excludes $198 million of other operating expenses associated with operating leases.
(2) Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3) The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements. See note 12 of the condensed consolidated financial statements for further discussion of these debt obligations.

(4) On December 31, 2021, each holder of AOG Units (other than those held by the Company and Athene) sold a portion of their limited partnership interests to the Company in exchange for the AOG Unit Payment. See note 16 to the condensed consolidated financial statements for more information.

(5) The obligations for securities for repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the June 30, 2022 interest rate.

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

For a discussion of our market risk exposures in general, please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and is incorporated by reference into this report.

There have been no material changes to market risk exposures from those previously disclosed in Apollo and Athene’s 2021 Annual Reports other than those disclosed below.

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of June 30, 2022, Athene estimates a net decrease to its point-in-time pre-tax income from changes in the fair value of these financial instruments of $975 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes in rider reserves, resulting in an offsetting increase to Athene’s pre-tax income of $41 million. If there were a similar parallel increase in interest rates from levels as of December 31, 2021, Athene estimates a net decrease to its point-in-time pre-tax income from changes in the fair value of these financial instruments of $511 million with an offsetting increase to pre-tax income of $17 million from DAC, DSI and VOBA amortization and changes in rider reserves. The increase in sensitivity was primarily due to (i) the election of the fair value accounting option for Athene’s mortgage loan portfolio, and (ii) materially different offsets stemming from DAC, DSI, and VOBA balances as a result of purchase accounting. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings would be an increase of approximately $30 to $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by a change in investment income from floating rate assets and liabilities, offset by DAC and DSI amortization and rider reserve change, all calculated without regard to future changes to assumptions. Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes.” See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures for the reconciliation of net income (loss) attributable to AGM common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income of an immediate, parallel increase in interest rates of 25 basis points from levels as of June 30, 2022, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

Athene assesses public equity market risk for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there were a decline in public equity market prices of 10% as of June 30, 2022, Athene estimates a net decrease to its pre-tax income from changes in the fair value of these financial instruments of $241 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes in rider reserves, resulting in an offsetting increase to Athene’s pre-tax income of $16 million. As of December 31, 2021, Athene estimates that a decline in public equity market prices of 10% would cause a net decrease to Athene’s pre-tax income from changes in the fair value of these financial instruments of $392 million with an offsetting increase to Athene’s pre-tax income of $131 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The decline in the DAC, DSI, and VOBA amortization as of June 30, 2022 when compared to that as of December 31, 2021 is driven by (i) the decline in the market value of the equity options and (ii) materially different offsets stemming from DAC, DSI, and VOBA balances as a result of purchase accounting. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

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

ITEM 1A.    RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Quarterly Report for the quarter ended March 31, 2022, which is accessible on the Securities and Exchange Commission's website at www.sec.gov and is incorporated by reference into this report.

The risks described in our Quarterly Report for the quarter ended March 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in our Quarterly Report for the quarter ended March 31, 2022, except for the following:

Many of the funds we manage invest in illiquid assets and many of the investments of our retirement services business are relatively illiquid and we may fail to realize profits from these assets for a considerable period of time, or lose some or all of the principal amount we invest in these assets if we are required to sell our invested assets at a loss at inopportune times or in response to changes in applicable rules and regulations.

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

Further, governmental and regulatory authorities periodically review legislative and regulatory initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, rules and regulations at any time that may impact our investments. For example, Rule 15c2-11 under the Exchange Act governs the submission of quotes into quotation systems by broker-dealers and has historically been applied to the over-the-counter equity markets. However, the SEC recently stated that it intends to apply the rule to fixed income markets, potentially restricting the ability of market participants to publish quotations for applicable fixed income securities after January 3, 2023. Such change in regulatory requirements could disrupt market liquidity, make it more difficult for us to source and invest in attractive private investments, and cause securities in investment portfolios of the funds we manage and Athene that are not publicly traded to lose value, any of which could have a material and adverse effect on our business, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

On May 2, 2022, the Company issued 3,904,952 restricted shares in connection with its previously announced transaction with Griffin Capital. On May 16, 2022, the Company issued 34,502 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 1,280 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The Company also issued 200,000 restricted shares to the Apollo Opportunity Foundation on May 3, 2022. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended June 30, 2022.

Period	Total number of shares of common stock purchased(1)	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs(3)	Approximate dollar value of common stock that may yet be purchased under the plans or programs
April 1, 2022 through April 30, 2022
Opportunistic repurchases	—		—
Equity award-related repurchases(2)	—		—
Total	—	$—	—	$2,174,586,271
May 1, 2022 through May 31, 2022
Opportunistic repurchases	3,643,000		3,643,000
Equity award-related repurchases(2)	708,878		639,795
Total	4,351,878	$52.95	4,282,795	$1,947,832,334
June 1, 2022 through June 30, 2022
Opportunistic repurchases	—		—
Equity award-related repurchases(2)	—		—
Total	—	$—	—	$1,947,832,334
Total
Opportunistic repurchases	3,643,000		3,643,000
Equity award-related repurchases(2)	708,878		639,795
Total	4,351,878		4,282,795

(1) Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the three months ended June 30, 2022, we repurchased 69,083 shares of common stock at an average price paid per share of $52.93 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards.

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

†10.1
Revolving Credit Facility, among ACMP Holdings, LLC, Apollo Capital Markets Management, L.P., Sumitomo Mitsui Banking Corporation, Mizuho Bank Ltd. and the lenders from time to time party thereto, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 7, 2022 (File No. 001-35107)).

*10.2	Second Amended and Restated Agreement of Exempted Limited Partnership of AISG Holdings LP, dated June 16, 2022 and effective as of January 1, 2019.

*+10.3
Amended and Restated Employment Agreement, dated as of June 16, 2022, between Athene Holding Ltd. and James R. Belardi (material terms of which as previously described in the Form 8-K filed by Athene Holding Ltd. on June 17, 2022).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
†	Certain information contained in this exhibit has been omitted because it is not material and is the type that the registrant treats as private or confidential.
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

Apollo Global Management, Inc.
(Registrant)

Date: August 9, 2022	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)