Form 10-Q
period 2022-09-30
Apollo Global Management, Inc.
filed 2022-11-08
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022 OR

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
Securities registered pursuant to Section 12(g) of the Act: None

As of November 4, 2022, there were 572,283,625 shares of the registrant’s common stock outstanding.

Forward-Looking Statements
This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to the impact of COVID-19, the impact of energy market dislocation, inflation, market conditions and interest rate fluctuations generally, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, our dependence on certain key personnel, the accuracy of management’s assumptions and estimates, our use of leverage to finance our businesses and investments by the funds we manage, Athene’s ability to maintain or improve financial strength ratings, the impact of Athene’s reinsurers failing to meet their assumed obligations, Athene’s ability to manage its business in a highly regulated industry, changes in our regulatory environment and tax status, litigation risks and our ability to recognize the benefits expected to be derived from the merger of Apollo with Athene, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our quarterly report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2022 and “Item 1A. Risk Factors” in this quarterly report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Terms Used in This Report

In this report, references to “Apollo,” “we,” “us,” “our,” and the “Company” for periods (i) on or before December 31, 2021 refer to Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc.) (“AAM”) and its subsidiaries unless the context requires otherwise and (ii) subsequent to December 31, 2021, refer to Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.) (“AGM”) and its subsidiaries unless the context requires otherwise. Moreover, references to “Class A shares” refers to the Class A common stock, $0.00001 par value per share, of AAM prior to the Mergers; “Class B share” refers to the Class B common stock, $0.00001 par value per share, of AAM prior to the Mergers (as defined below); “Class C share” refers to the Class C common stock, $0.00001 par value per share, of AAM prior to the Mergers; “Series A Preferred shares” refers to the 6.375% Series A preferred stock of AAM both prior to and following the Mergers; “Series B Preferred shares” refers to the 6.375% Series B preferred stock of AAM both prior to and following the Mergers; and “Preferred shares” refers to the Series A Preferred shares and the Series B Preferred shares, collectively, both prior to and following the Mergers. In addition, for periods on or before December 31, 2021, references to “AGM common stock” or “common stock” of the Company refer to Class A shares unless the context otherwise requires, and for periods subsequent to December 31, 2021 refer to shares of common stock, par value $0.00001 per share, of AGM.
The use of any defined term in this report to mean more than one entity, person, security or other item collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms “Apollo,” “we,” “us,” “our,” and the “Company” in this report to refer to AGM and its subsidiaries, each subsidiary of AGM is a standalone legal entity that is separate and distinct from AGM and any of its other subsidiaries. Any AGM entity (including any Athene entity) referenced herein is responsible for its own financial, contractual and legal obligations.

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives, L.P., together with its parallel funds and alternative investment vehicles
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P.
Accord I	Apollo Accord Fund, L.P.

Accord II	Apollo Accord Fund II, L.P.
Accord III	Apollo Accord Fund III, L.P.
Accord III B	Apollo Accord Fund III B, L.P.
Accord IV	Apollo Accord Fund IV, L.P.
Accord V	Apollo Accord Fund V, L.P.
ACRA	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ADIP	Apollo/Athene Dedicated Investment Program, a fund managed by Apollo including third-party capital that invests alongside Athene in certain investments
ADS	Apollo Debt Solutions BDC, a non-traded business development company managed by Apollo
AFS	Available-for-Sale
AIOF I	Apollo Infrastructure Opportunities Fund, L.P.
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
AmeriHome	AmeriHome Mortgage Company, LLC
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its parallel funds and alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its parallel funds and alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
Apollo Origination Partners	Apollo Origination Partnership, L.P.
APSG I	Apollo Strategic Growth Capital
APSG II	Apollo Strategic Growth Capital II
ARI	Apollo Commercial Real Estate Finance, Inc.
Asia RE Fund I	Apollo Asia Real Estate Fund I, L.P., including co-investment vehicles
Asia RE Fund II	Apollo Asia Real Estate Fund II, L.P., including co-investment vehicles

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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
2. the fair value of the investments of the equity and certain hybrid funds, partnerships and accounts Apollo manages or advises, plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings;
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
Athene	Athene Holding Ltd. (“Athene Holding” or “AHL” together with its subsidiaries), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary ISG, provides asset management and advisory services.
Athora	Athora Holding, Ltd. (“Athora Holding”, together with its subsidiaries), a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.
AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
AUSA	Athene USA Corporation
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CDI	California Department of Insurance
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned Apollo Operating Group units.
Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, as well as institutional costs related to institutional products, presented on an annualized basis for interim periods.

Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products, as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period and is presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from Perpetual Capital vehicles.
DSI	Deferred sales inducement
ECR	Enhanced Capital Requirement
EPF I	Apollo European Principal Finance Fund I
EPF II	Apollo European Principal Finance Fund II
EPF III	Apollo European Principal Finance Fund III
EPF IV	Apollo European Principal Finance Fund IV
Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FABR	Funding agreement backed repurchase agreement
FCI I	Financial Credit Investment Fund I
FCI II	Financial Credit Investment Fund II
FCI III	Financial Credit Investment Fund III
FCI IV	Financial Credit Investment Fund IV
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
Fee Related Earnings, or FRE	Component of Adjusted Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) advisory and transaction fees, (iii)
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series, financial credit investment, structured credit recovery and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.

Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2022 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of real estate equity, hybrid real estate or infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on September 30, 2022 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
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

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of Apollo ("AAME") and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME ("AAME PC")
Jackson	Jackson Financial, Inc., together with its subsidiaries
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or "AINV")
MidCap	MidCap FinCo Designated Activity Company
MMS	Minimum margin of solvency
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	The sum of (a) total investments on the consolidated balance sheets with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an allowance for credit losses. Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest.
Net investment earned rate	Income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods.

Net IRR of accord series, financial credit investment, structured credit recovery and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to the funds, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of real estate equity, hybrid real estate and infrastructure funds	The cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed Modco agreements in order to appropriately match the costs incurred in the consolidated statements of operations with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities is net of the reserve liabilities attributable to the ACRA noncontrolling interest.
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
(iii) unused credit facilities;
(iv) available commitments on those funds that generate management fees on invested capital;
(v) structured portfolio company investments that do not generate monitoring fees; and
(vi) the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.
NYC UBT	New York City Unincorporated Business Tax
NYSDFS	New York State Department of Financial Services
Other liability costs	Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, as well as offsets for premiums, product charges and other revenues.
"Other operating expenses" within the Principal Investing segment	Expenses incurred in the normal course of business and includes allocations of non-compensation expenses related to managing the business.
“Other operating expenses” within the Retirement Services segment	Expenses incurred in the normal course of business inclusive of compensation and non-compensation expenses.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements.
PCD	Purchased Credit Deteriorated Investments
Performance allocations, Performance fees, Performance revenues, Incentive fees and Incentive income	The interests granted to Apollo by a fund managed by Apollo that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments.

Performance Fee-Eligible AUM	AUM that may eventually produce performance fees. All funds for which we are entitled to receive a performance fee allocation or incentive fee are included in Performance Fee-Eligible AUM, which consists of the following:
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

Principal Investing Income, or PII	Component of Adjusted Segment Income that is used to assess the performance of the Principal Investing segment. For the Principal Investing segment, PII is the sum of (i) realized performance fees, excluding realizations received in the form of shares, (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses.
Principal investing compensation	Realized performance compensation, distributions related to investment income and dividends, and includes allocations of certain compensation expenses related to managing the business.
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
Realized Value	All cash investment proceeds received by the relevant Apollo fund, including interest and dividends, but does not give effect to management fees, expenses, incentive compensation or performance fees to be paid by such Apollo fund.
Redding Ridge	Redding Ridge Asset Management, LLC and its subsidiaries, which is a standalone, self-managed asset management business established in connection with risk retention rules that manages collateralized loan obligations (“CLOs”) and retains the required risk retention interests.
Redding Ridge Holdings	Redding Ridge Holdings LP
Remaining Cost	The initial investment of a fund in a portfolio investment, reduced for any return of capital distributed to date on such portfolio investment
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
RSUs	Restricted share units
SCRF I	Structured Credit Recovery Master Fund I
SCRF II	Structured Credit Recovery Master Fund II
SCRF III	Structured Credit Recovery Master Fund III
SCRF IV	Structured Credit Recovery Master Fund IV
SIA	Strategic investment account
SPACs	Special purpose acquisition companies
Spread Related Earnings, or SRE	Component of Adjusted Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees earned on the ADIP share of ACRA assets, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles.
Tax receivable agreement	The tax receivable agreement entered into by and among APO Corp., the Former Managing Partners, the Contributing Partners, and other parties thereto
TDI	Texas Department of Insurance
Total Invested Capital	The aggregate cash invested by the relevant Apollo fund and includes capitalized costs relating to investment activities, if any, but does not give effect to cash pending investment or available for reserves and excludes amounts, if any, invested on a financed basis with leverage facilities
Total Value	The sum of the total Realized Value and Unrealized Value of investments

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of September 30, 2022	As of December 31, 2021
Assets
Asset Management
Cash and cash equivalents	$1,119	$917
Restricted cash and cash equivalents	697	708
Investments	5,854	11,354
Assets of consolidated variable interest entities
Cash and cash equivalents	155	463
Investments	3,032	14,737
Other assets	48	252
Due from related parties	430	490
Goodwill	264	117
Other assets	2,291	1,464
	13,890	30,502
Retirement Services
Cash and cash equivalents	9,823	—
Restricted cash and cash equivalents	1,024	—
Investments	162,088	—
Investments in related parties	23,134	—
Assets of consolidated variable interest entities
Cash and cash equivalents	418	—
Investments	15,040	—
Other assets	94	—
Reinsurance recoverable	4,356	—
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,191	—
Goodwill	4,058	—
Other assets	11,224	—
	236,450	—
Total Assets	$250,340	$30,502

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of September 30, 2022	As of December 31, 2021
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,032	$2,847
Due to related parties	1,023	1,222
Debt	2,810	3,134
Liabilities of consolidated variable interest entities
Debt, at fair value	1,709	7,943
Notes payable	50	2,611
Other liabilities	660	781
	9,284	18,538
Retirement Services
Interest sensitive contract liabilities	166,894	—
Future policy benefits	54,709	—
Debt	3,271	—
Payables for collateral on derivatives and securities to repurchase	7,015	—
Other liabilities	5,010	—
Liabilities of consolidated variable interest entities
Other liabilities	1,271	—
	238,170	—
Total Liabilities	247,454	18,538
Commitments and Contingencies (note 17)
Redeemable non-controlling interests
Redeemable non-controlling interests	1,024	1,770
Equity
Series A Preferred Stock, 0 and 11,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	264
Series B Preferred Stock, 0 and 12,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	290
Class A Common Stock, $0.00001 par value, 0 and 90,000,000,000 shares authorized, 0 and 248,896,649 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B Common Stock, $0.00001 par value, 0 and 999,999,999 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class C Common Stock, $0.00001 par value, 0 and 1 share authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 572,670,634 shares issued and outstanding as of September 30, 2022	—	—
Additional paid in capital	15,256	2,096
Retained earnings (accumulated deficit)	(2,837)	1,144
Accumulated other comprehensive income (loss)	(13,758)	(5)
Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	(1,339)	3,789
Non-controlling interests	3,201	6,405
Total Equity	1,862	10,194
Total Liabilities, Redeemable non-controlling interests and Equity	$250,340	$30,502

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenues
Asset Management
Management fees	$389	$475	$1,100	$1,402
Advisory and transaction fees, net	110	63	286	205
Investment income (loss)	(31)	535	475	3,125
Incentive fees	9	5	17	24
	477	1,078	1,878	4,756
Retirement Services
Premiums	3,045	—	10,769	—
Product charges	184	—	525	—
Net investment income	2,033	—	5,667	—
Investment related gains (losses)	(2,847)	—	(12,823)	—
Revenues of consolidated variable interest entities	114	—	148	—
Other revenues	(27)	—	(38)	—
	2,502	—	4,248	—
Total Revenues	2,979	1,078	6,126	4,756
Expenses
Asset Management
Compensation and benefits	386	501	1,429	1,984
Interest expense	31	35	94	105
General, administrative and other	167	112	472	328
	584	648	1,995	2,417
Retirement Services
Interest sensitive contract benefits	89	—	(573)	—
Future policy and other policy benefits	3,294	—	10,988	—
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	125	—	375	—
Policy and other operating expenses	343	—	982	—
	3,851	—	11,772	—
Total Expenses	4,435	648	13,767	2,417
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(16)	173	164	1,439
Net gains (losses) from investment activities of consolidated variable interest entities	85	142	465	400
Other income (loss), net	28	(13)	26	(25)
Total Other income (loss)	97	302	655	1,814
Income (loss) before income tax (provision) benefit	(1,359)	732	(6,986)	4,153
Income tax (provision) benefit	185	(101)	1,280	(498)
Net income (loss)	(1,174)	631	(5,706)	3,655
Net (income) loss attributable to non-controlling interests	298	(373)	1,909	(2,060)
Net income (loss) attributable to Apollo Global Management, Inc.	(876)	258	(3,797)	1,595
Preferred stock dividends	—	(9)	—	(27)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$(876)	$249	$(3,797)	$1,568

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$(1.52)	$1.01	$(6.55)	$6.47
Net income (loss) attributable to common stockholders - Diluted	$(1.52)	$1.01	$(6.55)	$6.47
Weighted average shares outstanding – Basic	584.3	239.5	585.2	233.5
Weighted average shares outstanding – Diluted	584.3	239.5	585.2	233.5

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$(1,174)	$631	$(5,706)	$3,655
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	(5,699)	1	(19,404)	1
Unrealized gains (losses) on hedging instruments	(80)	—	(126)	—
Foreign currency translation and other adjustments	11	(10)	(81)	(21)
Other comprehensive income (loss), before tax	(5,768)	(9)	(19,611)	(20)
Income tax expense (benefit) related to other comprehensive income (loss)	(991)	—	(3,444)	—
Other comprehensive income (loss)	(4,777)	(9)	(16,167)	(20)
Comprehensive income (loss)	(5,951)	622	(21,873)	3,635
Comprehensive (income) loss attributable to non-controlling interests	1,107	(364)	4,323	(2,041)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$(4,844)	$258	$(17,550)	$1,594

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and nine months ended September 30, 2021
	Apollo Global Management, Inc. Stockholders
(In millions)	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at July 1, 2021	231	—	—	$264	$290	$823	$991	$(3)	$2,365	$5,847	$8,212
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(23)	(23)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Issuance of common stock related to equity transactions	—	—	—	—	—	22	—	—	22	—	22
Dilution impact of issuance of common stock	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Capital increase related to equity-based compensation	—	—	—	—	—	46	—	—	46	—	46
Capital contributions	—	—	—	—	—	—	—	—	—	177	177
Dividends/ Distributions	—	—	—	(4)	(5)	—	(126)	—	(135)	(395)	(530)
Payments related to issuances of common stock for equity-based awards	2	—	—	—	—	33	(35)	—	(2)	—	(2)
Repurchase of common stock	(1)	—	—	—	—	(78)	—	—	(78)	—	(78)
Exchange of AOG Units for common stock	13	—	—	—	—	186	—	—	186	(144)	42
Net income (loss)	—	—	—	4	5	—	249	—	258	373	631
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(9)	(9)
Balance at September 30, 2021	245	—	—	$264	$290	$1,018	$1,079	$(3)	$2,648	$5,826	$8,474

Balance at January 1, 2021	229	—	—	$264	$290	$877	$—	$(2)	$1,429	$4,084	$5,513
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(148)	(148)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(50)	—	—	(50)	—	(50)
Issuance of common stock related to equity transactions	—	—	—	—	—	22	—	—	22	—	22
Dilution impact of issuance of common stock	—	—	—	—	—	(8)	—	—	(8)	—	(8)
Capital increase related to equity-based compensation	—	—	—	—	—	132	—	—	132	—	132
Capital contributions	—	—	—	—	—	—	—	—	—	1,189	1,189
Dividends/ distributions	—	—	—	(13)	(14)	—	(390)	—	(417)	(1,181)	(1,598)
Payments related to issuances of common stock for equity-based awards	3	—	—	—	—	37	(99)	—	(62)	—	(62)
Repurchase of common stock	(3)	—	—	—	—	(201)	—	—	(201)	—	(201)
Exchange of AOG Units for common stock	16	—	—	—	—	209	—	—	209	(159)	50
Net income (loss)	—	—	—	13	14	—	1,568	—	1,595	2,060	3,655
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	—	(1)	(1)	(19)	(20)
Balance at September 30, 2021	245	—	—	$264	$290	$1,018	$1,079	$(3)	$2,648	$5,826	$8,474

(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and nine months ended September 30, 2022
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at July 1, 2022	571	$—	$—	$15,412	$(1,943)	$(9,790)	$3,679	$3,479	$7,158
Consolidation/ deconsolidation of VIEs	—	—	—	—	—	—	—	678	678
Accretion of redeemable non-controlling interests	—	—	—	(11)	—	—	(11)	—	(11)
Capital increase related to equity-based compensation	2	—	—	100	—	—	100	—	100
Capital contributions	—	—	—	—	—	—	—	278	278
Dividends/ distributions	—	—	—	(241)	—	—	(241)	(127)	(368)
Transactions between entities under common control	—	—	—	20	—	—	20	—	20
Payments related to issuances of common stock for equity-based awards	—	—	—	2	(18)	—	(16)	—	(16)
Repurchase of common stock	—	—	—	(26)	—	—	(26)	—	(26)
Net income (loss)	—	—	—	—	(876)	—	(876)	(298)	(1,174)
Accumulated other comprehensive income (loss)	—	—	—	—	—	(3,968)	(3,968)	(809)	(4,777)
Balance at September 30, 2022	573	$—	$—	$15,256	$(2,837)	$(13,758)	$(1,339)	$3,201	$1,862

Balance at January 1, 2022	249	$264	$290	$2,096	$1,144	$(5)	$3,789	$6,405	$10,194
Merger with Athene	166	—	—	13,050	—	—	13,050	4,942	17,992
Issuance of warrants	—	—	—	149	—	—	149	—	149
Reclassification of preferred stock to non-controlling interests	—	(264)	(290)	—	—	—	(554)	554	—
Consolidation/ deconsolidation of VIEs	—	—	—	8	(7)	—	1	(4,704)	(4,703)
Issuance of common stock related to equity transactions	4	—	—	252	—	—	252	—	252
Accretion of redeemable non-controlling interests	—	—	—	(59)	—	—	(59)	—	(59)
Capital increase related to equity-based compensation	3	—	—	358	—	—	358	—	358
Capital contributions	—	—	—	—	—	—	—	3,955	3,955
Dividends/ distributions	—	—	—	(723)	—	—	(723)	(1,037)	(1,760)
Transactions between entities under common control	—	—	—	20	—	—	20	—	20
Payments related to issuances of common stock for equity-based awards	3	—	—	33	(177)	—	(144)	—	(144)
Repurchase of common stock	(8)	—	—	(463)	—	—	(463)	—	(463)
Exchange of AOG Units for common stock	156	—	—	535	—	—	535	(2,591)	(2,056)
Net income (loss)	—	—	—	—	(3,797)	—	(3,797)	(1,909)	(5,706)
Accumulated other comprehensive income (loss)	—	—	—	—	—	(13,753)	(13,753)	(2,414)	(16,167)
Balance at September 30, 2022	573	$—	$—	$15,256	$(2,837)	$(13,758)	$(1,339)	$3,201	$1,862
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$(5,706)	$3,655
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Equity-based compensation	410	166
Net investment income	(810)	(3,125)
Net recognized (gains) losses on investments and derivatives	5,856	(1,848)
Depreciation and amortization	433	20
Net amortization of net investment premiums, discount and other	234	—
Policy acquisition costs deferred	(750)	—
Other non-cash amounts included in net income (loss), net	(62)	388
Changes in consolidation	(513)	(48)
Changes in operating assets and liabilities:
Purchases of investments by Funds and VIEs	(8,403)	(2,887)
Proceeds from sale of investments by Funds and VIEs	3,488	3,188
Interest sensitive contract liabilities	(2,002)	—
Future policy benefits and reinsurance recoverable	5,240	—
Other assets and liabilities, net	4,909	2,628
Net cash provided by operating activities	2,324	2,137
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	(52,373)	(2,259)
Sales, maturities and repayments of investments and distributions from equity method investments	29,283	1,970
Cash acquired through merger	10,420	—
Other investing activities, net	499	(55)
Net cash used in investing activities	(12,171)	(344)
Cash Flows from Financing Activities
Issuance of debt	3,751	842
Repayment of debt	(791)	(1,539)
Repurchase of common stock	(463)	(201)
Common stock dividends	(722)	(390)
Preferred stock dividends	—	(27)
Distributions paid to non-controlling interests	(1,034)	(1,177)
Contributions from non-controlling interests	3,955	1,189
Distributions to redeemable non-controlling interests	(776)	—
Proceeds from issuance of Class A units of SPAC, net of underwriting and offering costs	—	1,001
Deposits on investment-type policies and contracts	23,329	—
Withdrawals on investment-type policies and contracts	(7,903)	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	(22)	—
Other financing activities, net	1,689	(142)
Net cash provided by (used in) financing activities	21,013	(444)
Effect of exchange rate changes on cash and cash equivalents	(18)	—
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	11,148	1,349
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	2,088	2,467
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$13,236	$3,816

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	762	79
Cash paid for interest	432	417
Non-cash transactions
Non-Cash Investing Activities
Asset Management and Other
Contributions to principal investments	—	58
Acquisition of goodwill and intangibles	335	—
Distributions from principal investments	6	92
Purchases of other investments, at fair value	22	—
Sales of other investments, at fair value	116	—
Retirement Services
Investments received from settlements on reinsurance agreements	36	—
Investments received from pension group annuity premiums	3,812	—
Non-Cash Financing Activities
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements	808	—
Withdrawals on investment-type policies and contracts through reinsurance agreements	6,190	—
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:
Cash and cash equivalents	10,942	2,090
Restricted cash and cash equivalents	1,721	1,053
Cash and cash equivalents held at consolidated variable interest entities	573	673
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$13,236	$3,816

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

Griffin Capital Acquisitions

On May 3, 2022, the Company completed the acquisition of the U.S. asset management business of Griffin Capital in exchange for closing consideration of $213 million and contingent consideration of $64 million, substantially all of which was settled in shares of AGM common stock, per the transaction agreement signed December 2, 2021. This follows the March 2022 close of Griffin Capital’s U.S. wealth distribution business. As a result of the final close, the Griffin Institutional Access Real Estate Fund and the Griffin Institutional Access Credit Fund are advised by Apollo and have been renamed the Apollo Diversified Real Estate Fund and Apollo Diversified Credit Fund, respectively.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the annual financial statements included in AAM’s annual report on Form 10-K for the year ended December 31, 2021. Certain disclosures included in the annual financial statements have been condensed or omitted as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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

Following the Mergers, the Company’s principal subsidiaries, AAM and AHL, together with their subsidiaries, operate an asset management business and a retirement services business, respectively, which possess distinct characteristics. As a result, the Company’s financial statement presentation is organized into two tiers: asset management and retirement services. The Company believes that separate presentation provides a more informative view of the Company’s consolidated financial condition and results of operations than an aggregated presentation.

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

Investment Companies

Judgment is required to evaluate whether an entity has the necessary characteristics to be accounted for as an investment company. Funds we manage that meet the investment company criteria are generally not required to consolidate operating companies and generally reflect their investments in operating companies and other investment companies at fair value. The Company has retained this specialized accounting for investment companies in consolidation.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
To assess whether the Company has the primary beneficiary power under the VIE consolidation model, it considers the design of the entity as well as ongoing rights and responsibilities. In general, the parties that can make the most significant decisions regarding asset management have control over servicing, liquidation rights or the unilateral right to remove the decision-makers. To assess whether the Company has a significant variable interest, the Company considers all its economic interests that are considered variable interests in the entity including interests held through related parties. This assessment requires judgement in considering whether those interests are significant.

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related footnotes. The Company’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, non-cash compensation, fair value of investments (including derivatives) and debt, impairment of investments and allowances for expected credit losses, DAC, DSI and VOBA, and future policy benefit reserves. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on the best available information as of September 30, 2022. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments, including money market funds and U.S. Treasury securities, with original maturities of three months or less when purchased to be cash equivalents. Interest income from cash and cash equivalents is recorded in other income for asset management and net investment income for retirement services in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities represent their fair values due to their short-term nature. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent balances that are restricted as to withdrawal or usage.

Restricted cash consists of cash and cash equivalents held in funds in trust as part of certain coinsurance agreements to secure statutory reserves and liabilities of the coinsured parties. For periods prior to June 30, 2022, cash held in reserve accounts was also used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes. Restricted cash also includes cash deposited at a bank that is pledged as collateral in connection with leased premises.

Foreign Currency

The Company holds foreign currency denominated assets and liabilities. Non-monetary assets and liabilities of the Company’s international subsidiaries are remeasured into the functional currency using historical exchange rates specific to each asset and liability, the exchange rates prevailing at the end of each reporting period are used for all others. The results of the Company’s foreign operations are remeasured using an average exchange rate for the respective reporting period. Currency remeasurement adjustments and gains and losses on the settlement of foreign currency translations are included within other income (loss), net for asset management or investment related gains (losses) for retirement services in the condensed consolidated statements of

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
operations. Foreign currency denominated assets and liabilities are translated into the reporting currency using the exchange rates prevailing at the end of each reporting period. Currency translation adjustments are included within other comprehensive income (loss), before tax within the condensed consolidated statements of comprehensive income (loss). The change in unrealized foreign currency exchange of any non-U.S. dollar denominated available-for-sale (“AFS”) securities are included in other comprehensive income (“OCI”) unless they are designated as part of a fair value hedge.

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

The carrying amounts of equity method investments are recorded in investments in the condensed consolidated statements of financial condition. Generally, the underlying entities that the Company manages and invests in are primarily investment companies, and the carrying value of the Company’s equity method investments approximates fair value.

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

Non-controlling interests are presented as a separate component of equity on the Company’s condensed consolidated statements of financial condition. Net income (loss) includes the net income (loss) attributable to the holders of non-controlling interests on the Company’s condensed consolidated statements of operations. Profits and losses are allocated to non-controlling interests in proportion to their relative ownership interests regardless of their basis.
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

Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08)

In October 2021, the FASB issued guidance to add contract assets and contract liabilities from contracts with customers acquired in a business combination to the list of exceptions to the fair value recognition and measurement principles that apply to business combinations, and instead require them to be accounted for in accordance with revenue recognition guidance. The new guidance is mandatorily effective for the Company on January 1, 2023 and applied prospectively, with early adoption permitted. The Company is currently evaluating the guidance and its impact on the consolidated financial statements.

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
•The update requires certain contract features meeting the definition of market risk benefits to be measured at fair value. Among the features included in this definition are the guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders attached to annuity products. The change in fair value of the market risk benefits is to be recognized in net income, excluding the portion attributable to changes in instrument-specific credit risk which is recognized in OCI.
•The update also introduces disclosure requirements around the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs. This includes disaggregated rollforwards of these balances and information about significant inputs, judgments, assumptions and methods used in their measurement.

The Company is required to adopt these updates on January 1, 2023. Certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material effect on stockholders’ equity as of the Company’s transition date, which is January 1, 2022. Subsequent to the transition date, the remeasurement of liabilities for certain products and features that include use of current discount rates can reasonably be expected to have a significant positive impact on the Company’s U.S. GAAP stockholders’ equity as of September 30, 2022, given the increase in rates for the nine months then ended. The Company is continuing to evaluate the impact of adopting this guidance on the consolidated financial statements for periods subsequent to the Company’s transition date.

Significant Accounting Policies – Asset Management

U.S. Treasury Securities, at fair value

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

Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $109.7 million of revenue recognized during the nine months ended September 30, 2022 that was previously deferred as of January 1, 2022.

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

Redeemable Non-Controlling Interests

Redeemable non-controlling interests are attributable to VIEs and primarily represent the shares issued by the Company’s consolidated SPACs whose shares are redeemable for cash by the respective public shareholders in connection with the applicable SPAC’s failure to complete a business combination or its tender offer/stockholder approval provisions. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. The accretion to redemption value is generally recorded against additional paid-in capital. Refer to note 16 for further detail.

Revenues

The revenues of the asset management business include (i) management fees; (ii) advisory and transaction fees, net; (iii) investment income, which is comprised of performance allocations and principal investment income; and (iv) incentive fees.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Significant Accounting Policies – Retirement Services

Investments

Fixed Maturity Securities

Fixed maturity securities includes bonds, CLOs, ABS, RMBS, CMBS and redeemable preferred stock. Athene classifies fixed maturity securities as AFS or trading at the time of purchase and subsequently carries them at fair value. Classification is dependent on a variety of factors including expected holding period, election of the fair value option and asset and liability matching.

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

Equity Securities

Equity securities includes common stock, mutual funds and non-redeemable preferred stock. Equity securities with readily determinable fair values are carried at fair value with subsequent changes in fair value recognized in net income. Athene has elected to account for certain equity securities without readily determinable fair values that do not qualify for the practical expedient to estimate fair values based on NAV per share (or its equivalent) at cost less impairment, subject to adjustments based on observable price changes in orderly transactions for identical or similar investments of the same issuer.

Purchased Credit Deteriorated Investments

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Other Investments

Other investments includes, but is not limited to, term loans collateralized by mortgages on residential and commercial real estate and other uncollateralized loans. Athene elected the fair value option on these loans. Interest income is accrued on the principal amount of the loan based on its contractual interest rate. Interest on loans is accrued until it is probable it will not be received or the loan is 90 days past due. Interest income and prepayment and other fees are reported in net investment income on the condensed consolidated statements of operations. Changes in fair value are reported in investment related gains (losses) on the condensed consolidated statements of operations.

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

Additionally, reinsurance agreements written on a funds withheld or modco basis contain embedded derivatives. Athene has determined that the right to receive or obligation to pay the total return on the assets supporting the funds withheld at interest or funds withheld liability, respectively, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modco agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld at interest for assumed agreements, and for ceded agreements the funds withheld liability is included in other liabilities on the condensed consolidated statements of financial condition. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses) on the condensed consolidated statements of operations. Assumed and ceded earnings from funds withheld at interest, funds withheld liability and changes in the fair value of embedded derivatives are reported in operating activities on the condensed consolidated statements of cash flows. Contributions to and withdrawals from funds withheld at interest and funds withheld liability are reported in operating activities on the condensed consolidated statements of cash flows.

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

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are amortized over the lives of the policies, based upon the proportion of the present value of actual and expected deferred costs to the present value of actual and expected gross profits to be earned over the life of the policies. Gross profits include investment spread margins, surrender charge income, policy administration charges and expenses, changes in the GLWB and GMDB reserves and realized gains and losses on investments. Current period gross profits for fixed indexed annuities also include the change in fair value of both freestanding and embedded derivatives. Estimates of the expected gross profits and margins are based on assumptions using accepted actuarial methods related to policyholder behavior, including lapses and the utilization of benefit riders, mortality, yields on investments supporting the liabilities, future interest credited amounts (including indexed related credited amounts on fixed indexed annuity products), and other policy changes as applicable, and the level of expenses necessary to maintain the policies over their expected lives. Each reporting period, Athene updates estimated gross profits with actual gross profits as part of the amortization process and adjust the DAC and DSI balances due to the OCI effects of unrealized investment gains and losses on AFS securities. Athene also periodically revises the key assumptions used in the amortization calculation, which results in revisions to the estimated future gross profits. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made.

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

Value of Business Acquired

Athene establishes VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities. It records the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using Athene’s best estimate assumptions, plus a provision for adverse deviation where applicable, as of the business combination date. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative. Any negative VOBA is recorded to the same financial statement line on the condensed consolidated statements of financial condition as the associated reserves. Positive VOBA is recorded in deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated statements of financial condition. Athene performs periodic tests to determine if the VOBA remains recoverable. If it determines that VOBA is not recoverable, a cumulative charge is recorded to the current period.

VOBA and negative VOBA are amortized in relation to applicable policyholder liabilities. Significant assumptions that impact VOBA and negative VOBA amortization are consistent with those that impact the measurement of policyholder liabilities.

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

Future Policy Benefits

Athene issues contracts classified as long-duration, which includes term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which includes pension group annuities with life contingencies). Liabilities for non-participating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to expenses, investment yields, mortality, morbidity and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of September 30, 2022, the reserve investment yield assumptions for non-participating contracts range from 2.3% to 5.9% and are specific to Athene’s expected earned rate on the asset portfolio supporting the reserves. Athene bases other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary.

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

2 AGM issued replacement awards for all outstanding Athene equity awards. $99 million was included as part of consideration for the portion that was attributable to pre-combination services and $53 million will be treated as post-combination compensation expense.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Goodwill of $4.1 billion has been recorded based on the amount that the Athene equity value exceeds the fair value of the net assets acquired less the amounts attributable to non-controlling interests. Goodwill is primarily attributable to the scale, skill sets, operations, and synergies that can be achieved subsequent to the Mergers. The goodwill recorded is not expected to be deductible for tax purposes.

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

The following table summarizes the provisional fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Merger Date:

(In millions)	Fair Value and Goodwill Calculation
Merger consideration	$13,050
Fair value of previously held equity interest	4,554
Total Athene Value to be Held by the Company	17,604

Total Value to Allocate
Investments	176,015
Cash and cash equivalents	9,479
Restricted cash and cash equivalents	796
Investment in related parties	33,863
Reinsurance recoverable	4,977
VOBA	4,547
Assets of consolidated variable interest entities	3,635
Other assets	5,729
Estimated fair value of total assets acquired (excluding goodwill)	239,041
Interest sensitive contract liabilities	160,205
Future policy benefits	47,105
Debt	3,295
Payables for collateral on derivatives and securities to repurchase	7,044
Liabilities of consolidated variable interest entities	461
Other liabilities	2,443
Estimated fair value of total liabilities assumed	220,553
Non-controlling interest	4,942
Estimated fair value of net assets acquired, excluding goodwill	13,546
Goodwill attributable to Athene	$4,058

Included within the above are provisional amounts for (1) VOBA, (2) interest sensitive contract liabilities, (3) future policy benefits, and (4) other assets and other liabilities for the portion of net assets acquired relating to other identifiable intangibles and deferred taxes, based on the availability of data as of the date the financial statements were available to be issued. Any adjustment to provisional amounts will be made prospectively as data becomes available. The income effects from changes to provisional amounts will be recorded in the period the adjustment is made, as if the adjustment had been recorded on the Merger Date. During the nine months ended September 30, 2022, the Company recorded adjustments which decreased provisional goodwill by $123 million. The adjustments were comprised of $40 million for measurement period adjustments and $83 million to adjust the valuation of an investment. The measurement period adjustments were primarily related to decreases in interest sensitive contract liabilities and future policy benefits and the effects to the condensed consolidated statements of

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
operations were immaterial to those periods. The Company expects to finalize purchase accounting as soon as practicable but no later than one year from the Merger Date.

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

As of the Merger Date, Athene's financial results are reflected in these condensed consolidated financial statements. Athene's revenues of $2,502 million and $4,248 million and net income (loss) of $(689) million and $(3,929) million are included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022, respectively.

Pro Forma Financial Information

Unaudited pro forma financial information for the three and nine months ended September 30, 2021 is presented below. Pro forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the Mergers and assume the Mergers occurred as of January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the Mergers been completed as of January 1, 2021.

(In millions)	Three months ended September 30, 2021	Nine months ended September 30, 2021
Total Revenues	$9,576	$23,146
Net income attributable to Apollo	967	3,999

Amounts above reflect certain pro forma adjustments that were directly attributable to the Mergers. These adjustments include the following:

•the elimination of historical amortization of Athene’s intangibles and the additional amortization of intangibles measured at fair value as of the Merger Date; and
•the prospective adjustments to the book value of AFS securities and the fair value of mortgage loans, which will be amortized into income based on the expected life of the investments.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Investments

The following table outlines the Company’s investments:

(In millions)	September 30, 2022	December 31, 2021
Asset Management
Investments, at fair value	$1,131	$5,589
Equity method investments	962	1,346
Performance allocations	2,389	2,732
U.S. Treasury securities, at fair value	1,372	1,687
Total Investments – Asset Management	5,854	11,354
Retirement Services
AFS securities, at fair value	$102,648	$—
Trading securities, at fair value	2,491	—
Equity securities	1,947	—
Mortgage loans, at fair value	26,476	—
Investment funds	1,301	—
Policy loans	353	—
Funds withheld at interest	44,667	—
Derivative assets	4,065	—
Short-term investments	318	—
Other investments	956	—
Total Investments, including related party – Retirement Services	185,222	—
Total Investments	$191,076	$11,354

Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2022	2021	2022	2021
Realized gains (losses) on sales of investments, net	$(1)	$—	$(7)	$1
Net change in unrealized gains (losses) due to changes in fair value	(15)	173	171	1,438
Net gains (losses) from investment activities	$(16)	$173	$164	$1,439

Performance Allocations

Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2022	$2,732
Change in fair value of funds	201
Fund distributions to the Company	(544)
Performance allocations, September 30, 2022	$2,389

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	September 30, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Securities
US government and agencies	$3,229	$—	$—	$(731)	$2,498
US state, municipal and political subdivisions	1,217	—	—	(297)	920
Foreign governments	1,208	(27)	2	(322)	861
Corporate	72,556	(66)	50	(15,632)	56,908
CLO	16,235	(5)	3	(2,087)	14,146
ABS	10,691	(13)	8	(814)	9,872
CMBS	3,462	(3)	—	(396)	3,063
RMBS	6,248	(321)	7	(609)	5,325
Total AFS securities	114,846	(435)	70	(20,888)	93,593
AFS securities – related party
Corporate	1,076	—	3	(57)	1,022
CLO	2,884	(1)	—	(402)	2,481
ABS	5,825	—	1	(274)	5,552
Total AFS securities – related party	9,785	(1)	4	(733)	9,055
Total AFS securities including related party	$124,631	$(436)	$74	$(21,621)	$102,648

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	September 30, 2022
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,053	$1,031
Due after one year through five years	10,912	9,837
Due after five years through ten years	20,900	17,101
Due after ten years	45,345	33,218
CLO, ABS, CMBS and RMBS	36,636	32,406
Total AFS securities	114,846	93,593
AFS securities – related party
Due in one year or less	1	1
Due after one year through five years	23	21
Due after five years through ten years	898	870
Due after ten years	154	130
CLO and ABS	8,709	8,033
Total AFS securities – related party	9,785	9,055
Total AFS securities including related party	$124,631	$102,648

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	September 30, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS Securities
US government and agencies	$2,482	$(731)	$—	$—	$2,482	$(731)
US state, municipal and political subdivisions	916	(297)	—	—	916	(297)
Foreign governments	843	(322)	—	—	843	(322)
Corporate	56,317	(15,631)	—	—	56,317	(15,631)
CLO	13,636	(2,043)	—	—	13,636	(2,043)
ABS	7,436	(730)	—	—	7,436	(730)
CMBS	2,880	(384)	—	—	2,880	(384)
RMBS	3,573	(428)	—	—	3,573	(428)
Total AFS securities	88,083	(20,566)	—	—	88,083	(20,566)
AFS securities – related party
Corporate	409	(56)	—	—	409	(56)
CLO	2,431	(399)	—	—	2,431	(399)
ABS	5,018	(249)	—	—	5,018	(249)
Total AFS securities – related party	7,858	(704)	—	—	7,858	(704)
Total AFS securities including related party	$95,941	$(21,270)	$—	$—	$95,941	$(21,270)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related party, for which an allowance for credit losses has not been recorded:

	September 30, 2022
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	9,160	—
AFS securities – related party	171	—

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended September 30, 2022
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$61	$—	$—	$(28)	$—	$(6)	$27
Corporate	70	5	—	—	(6)	(3)	66
CLO	107	2	—	—	—	(104)	5
ABS	14	7	—	—	—	(8)	13
CMBS	9	—	—	—	—	(6)	3
RMBS	348	1	2	(7)	—	(23)	321
Total AFS securities	609	15	2	(35)	(6)	(150)	435
AFS securities – related party
CLO	19	—	—	—	—	(18)	1
ABS	1	—	—	—	—	(1)	—
Total AFS securities – related party	20	—	—	—	—	(19)	1
Total AFS securities including related party	$629	$15	$2	$(35)	$(6)	$(169)	$436

	Nine months ended September 30, 2022
		Additions		Reductions
(In millions)	Beginning balance[1]	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$—	$66	$—	$(28)	$—	$(11)	$27
Corporate	—	66	—	—	(6)	6	66
CLO	—	24	—	—	—	(19)	5
ABS	5	16	—	—	—	(8)	13
CMBS	—	14	—	—	—	(11)	3
RMBS	306	30	3	(24)	—	6	321
Total AFS securities	311	216	3	(52)	(6)	(37)	435
AFS securities – related party
CLO	—	3	—	—	—	(2)	1
ABS	—	18	—	—	—	(18)	—
Total AFS securities – related party	—	21	—	—	—	(20)	1
Total AFS securities including related party	$311	$237	$3	$(52)	$(6)	$(57)	$436

[1] Beginning balance reflects allowances established at the time of the Mergers under purchase accounting for PCD investments.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Investment Income

Net investment income by asset class consists of the following:

(In millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022
AFS securities	$1,076	$2,861
Trading securities	41	133
Equity securities	17	41
Mortgage loans	336	870
Investment funds	(37)	278
Funds withheld at interest	534	1,347
Other	75	165
Investment revenue	2,042	5,695
Investment expenses	(9)	(28)
Net investment income	$2,033	$5,667

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

(In millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022
AFS securities
Gross realized gains on investment activity	$84	$404
Gross realized losses on investment activity	(761)	(2,003)
Net realized investment losses on AFS securities	(677)	(1,599)
Net recognized investment losses on trading securities	(119)	(497)
Net recognized investment losses on equity securities	(9)	(260)
Net recognized investment losses on mortgage loans	(1,199)	(3,094)
Derivative losses	(1,821)	(8,794)
Provision for credit losses	171	(193)
Other gains	807	1,614
Investment related gains (losses)	$(2,847)	$(12,823)

Proceeds from sales of AFS securities were $635 million and $9,405 million for the three and nine months ended September 30, 2022, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

(In millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Trading securities	$(119)	$(455)
Trading securities – related party	6	2
Equity securities	2	(237)
Equity securities – related party	(18)	(31)

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Repurchase Agreements

The following table summarizes the maturities of repurchase agreements:

	September 30, 2022
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$150	$1,260	$201	$2,866	$4,477

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	September 30, 2022
(In millions)	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$2,093	$1,592
Foreign governments	147	104
Corporate	1,965	1,580
CLO	282	264
ABS	1,207	1,066
Total securities pledged under repurchase agreements	$5,694	$4,606

Reverse Repurchase Agreements

As of September 30, 2022, amounts loaned under reverse repurchase agreements were $26 million, and collateral received was $616 million.

Mortgage Loans, including related parties and VIEs

Mortgage loans includes both commercial and residential loans. Athene has elected the fair value option on substantially all of its mortgage loan portfolio. See note 7 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	September 30, 2022
Commercial mortgage loans	$19,976
Commercial mortgage loans under development	780
Total commercial mortgage loans	20,756
Mark to fair value	(1,849)
Fair value of commercial mortgage loans	18,907
Residential mortgage loans	10,332
Mark to fair value	(763)
Fair value of residential mortgage loans	9,569
Mortgage loans	$28,476

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	September 30, 2022
(In millions, except percentages)	Net Carrying Value	Percentage of Total
Property type
Office building	$4,730	25.0%
Retail	1,411	7.5%
Apartment	5,935	31.4%
Hotels	1,818	9.6%
Industrial	1,726	9.1%
Other commercial	3,287	17.4%
Total commercial mortgage loans	$18,907	100.0%

US Region
East North Central	$1,560	8.3%
East South Central	408	2.2%
Middle Atlantic	4,141	21.9%
Mountain	884	4.7%
New England	1,063	5.6%
Pacific	3,875	20.5%
South Atlantic	2,743	14.5%
West North Central	253	1.3%
West South Central	1,080	5.7%
Total US Region	16,007	84.7%
International Region
United Kingdom	1,802	9.5%
International Other[1]	1,098	5.8%
Total International Region	2,900	15.3%
Total commercial mortgage loans	$18,907	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

September 30, 2022
US States
California	30.8%
Florida	9.9%
New Jersey	5.6%
New York	5.6%
Other[1]	35.3%
Total US residential mortgage loan percentage	87.2%
International
United Kingdom	4.6%
Ireland	3.4%
Other[2]	4.8%
Total international residential mortgage loan percentage	12.8%
Total residential mortgage loan percentage	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.
[2] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Investment Funds

Athene’s investment fund portfolio consists of funds that employ various strategies and include investments in origination platforms, insurance platforms, and equity, hybrid, yield and other funds. Investment funds can meet the definition of VIEs. The investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes Athene’s investment funds, including related party and consolidated VIEs:

	September 30, 2022
(In millions, except percentages)	Carrying value	Percent of total
Investment funds
Apollo and other fund investments
Equity funds	5	17.2%
Hybrid funds	20	69.0%
Yield funds	4	13.8%
Total investment funds	29	100.0%
Investment funds – related parties
Strategic origination platforms	68	5.3%
Strategic insurance platforms	1,048	82.4%
Apollo and other fund investments
Equity funds	135	10.7%
Yield funds	4	0.3%
Other	17	1.3%
Total investment funds – related parties	1,272	100.0%
Investment funds owned by consolidated VIEs
Strategic origination platforms	4,524	38.1%
Strategic insurance platforms	545	4.6%
Apollo and other fund investments
Equity funds	2,568	21.5%
Hybrid funds	3,183	26.8%
Yield funds	985	8.3%
Other	80	0.7%
Total investment funds – assets of consolidated VIEs	11,885	100.0%
Total investment funds including related party and funds owned by consolidated VIEs	$13,186

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations—The following table represents Athene’s investment concentrations. The evaluation for concentration is based on 10% of stockholders’ equity; however, due to stockholders’ equity being in a deficit position as of September 30, 2022, the Company is providing the top 30 investment concentrations.

(In millions)	September 30, 2022
Athene Freedom[1]	$1,422
Athora[1]	1,123
PK AirFinance[1]	933
AP Tundra	894
Cayman Universe	762
AOP Finance	754
MidCap[1]	680
SoftBank Vision Fund II	666
AA Infrastructure	621
Bank of America	593
Apollo Rose[2]	545
Morgan Stanley	512
Venerable[1]	506
AP Hansel[2]	500
Citigroup	494
AP Maia[2]	487
JPMorgan Chase	452
AT&T Inc.	413
FWD Group	400
Comcast	372
Mileage Plus	371
Verizon	347
Goldman Sachs	310
AA Warehouse	299
HWIRE	294
Enterprise Products	280
Wheels Fleet Lease	279
Shell	279
Energy Trans	266
Wells Fargo	249

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

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2022
	Notional Amount	Fair Value
(In millions)		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	6,517	$1,122	$241
Forwards	5,627	697	5
Interest rate swaps	4,468	—	1,055
Forwards on net investments	193	4	—
Interest rate swaps	9,505	1	159
Total derivatives designated as hedges		1,824	1,460
Derivatives not designated as hedges
Equity options	61,670	905	122
Futures	21	30	2
Total return swaps	99	—	10
Foreign currency swaps	3,428	354	188
Interest rate swaps	465	88	—
Credit default swaps	10	—	1
Foreign currency forwards	14,013	864	439
Embedded derivatives
Funds withheld including related party		(6,830)	(82)
Interest sensitive contract liabilities		—	4,998
Total derivatives not designated as hedges		(4,589)	5,678
Total derivatives		$(2,765)	$7,138

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. During the three and nine months ended September 30, 2022, Athene recognized losses of $111 million in other comprehensive income (loss) associated with these hedges. There were no amounts deemed ineffective during the three and nine months ended September 30, 2022. As of September 30, 2022, no amounts are expected to be reclassified to income within the next 12 months.

Fair Value Hedges

Athene uses foreign currency forward contracts, foreign currency interest rates swaps, and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	September 30, 2022
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$3,989	$(644)
Foreign currency swaps	3,878	(792)
Interest sensitive contract liabilities
Foreign currency swaps	1,081	162
Foreign currency interest rate swaps	4,348	879
Interest rate swaps	6,750	357

[1] The carrying amount disclosed for AFS securities is amortized cost.
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended September 30, 2022
Investment related gains (losses)
Foreign currency forwards	$288	$(290)	$(2)	$18	$—
Foreign currency swaps	256	(283)	(27)	—	—
Foreign currency interest rate swaps	(379)	384	5	—	—
Interest rate swaps	(268)	264	(4)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	12	(14)	(2)	—	—

Nine months ended September 30, 2022
Investment related gains (losses)
Foreign currency forwards	$616	$(648)	$(32)	$48	$1
Foreign currency swaps	589	(630)	(41)	—	—
Foreign currency interest rate swaps	(873)	879	6	—	—
Interest rate swaps	(345)	357	12	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	37	(37)	—	—	—

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

(In millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Foreign currency forwards	$(20)	$(77)
Foreign currency swaps	51	60

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three and nine months ended September 30, 2022, these derivatives had gains of $22 million and $47 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of September 30, 2022, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $47 million. During the three and nine months ended September 30, 2022, there were no amounts deemed ineffective.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

(In millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Equity options	$(449)	$(2,728)
Futures	(34)	(153)
Swaps	132	121
Foreign currency forwards	454	971
Embedded derivatives on funds withheld	(1,839)	(7,041)
Amounts recognized in investment related gains (losses)	(1,736)	(8,830)
Embedded derivatives in indexed annuity products[1]	800	3,244
Total gains (losses) on derivatives not designated as hedges	$(936)	$(5,586)

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

The estimated fair value of net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2022
Derivative assets	$4,065	$(1,671)	$(2,538)	$(144)	$—	$(144)
Derivative liabilities	(2,222)	1,671	598	47	—	47

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of September 30, 2022, amounts not subject to master netting or similar agreements were immaterial.

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

Certain derivative instruments contain provisions for credit-related events, such as downgrades in Athene’s credit ratings or for a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, the Company may be required to settle an outstanding liability. The following is a summary of Athene’s exposure to credit-related events:

(In millions)	September 30, 2022
Fair value of derivative liabilities with credit related provisions	$1
Maximum exposure for credit default swaps	10

As of September 30, 2022, no additional collateral would be required if a default or termination event were to occur.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Net Gains from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains from investment activities of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2022[1]	2021[1]	2022[1]	2021[1]
Net gains (losses) from investment activities	$78	$104	$88	$460
Net gains (losses) from debt	—	(4)	144	(16)
Interest and other income	40	163	309	526
Interest and other expenses	(33)	(121)	(76)	(570)
Net gains (losses) from investment activities of consolidated variable interest entities	$85	$142	$465	$400

[1] Amounts reflect consolidation eliminations

Senior Secured Notes, Subordinated Notes, Subscription Lines and Secured Borrowings

Included within debt, at fair value, notes payable, and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	As of September 30, 2022				As of December 31, 2021
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Asset Management
Senior secured notes[2]	$1,854	2.78%		7.0	$7,431	3.16%		15.5
Subordinated notes[2]	162	N/A	[1]	98.0	613	N/A	[1]	14.5
Subscription lines[2]	651	4.87%		0.14	—	N/A		N/A
Secured borrowings[2,3]	—	N/A		N/A	18	2.33%		0.4
Total – Asset Management	$2,667				$8,062

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

3 As of September 30, 2022, there was no principal outstanding for secured borrowings. As of December 31, 2021, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of December 31, 2021 approximates principal outstanding due to the short-term nature of the borrowings. These secured borrowings are classified as a Level 3 liability within the fair value hierarchy.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of September 30, 2022, the Company was not aware of any instances of non-compliance with any of these covenants.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revenues of Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

(In millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Trading securities	$10	$12
Equity securities	13	13
Mortgage loans	22	67
Investment funds	6	—
Other investments	(16)	(3)
Net investment income	35	89

Trading securities	(38)	(38)
Net recognized investment losses on mortgage loans	(103)	(262)
Investment funds	236	354
Other gains (losses)	(16)	5
Investment related gains (losses)	79	59
Revenues of consolidated variable interest entities	$114	$148

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

	As of		As of
(In millions)	September 30, 2022	[2]	December 31, 2021	[2]
Maximum Loss Exposure[1]	$288		$241

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

Fixed maturity securities

Athene invests in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, Athene is a debt investor within these entities and, as such, holds a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the trust that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination of the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which Athene holds the residual tranche are not consolidated because Athene does not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, Athene is not under common control, as defined by U.S. GAAP, with the related party, nor are substantially all of the activities conducted on Athene’s behalf; therefore, Athene is not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments and are held at fair value on the condensed consolidated statements of financial condition and classified as AFS or trading.

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2022
(In millions)	Carrying Value	Maximum Loss Exposure
Investment funds	$29	$323
Investment in related parties – investment funds	1,272	1,272
Assets of consolidated VIEs – investment funds	11,885	19,330
Investment in fixed maturity securities	32,801	37,775
Investment in related parties – fixed maturity securities	8,934	9,639
Investment in related parties – equity securities	340	340
Total non-consolidated investments	$55,261	$68,679

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	September 30, 2022
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents[1]	$1,119	$—	$—		$—	$1,119
Restricted cash and cash equivalents[2]	697	—	—		—	697
Cash and cash equivalents of VIEs	155	—	—		—	155
U.S. Treasury securities[3]	1,372	—	—		—	1,372
Investments, at fair value	147	36	939	[4]	9	1,131
Investments of VIEs	17	1,795	1,164		56	3,032
Due from related parties[5]	—	—	42		—	42
Derivative assets[6]	—	41	8		—	49
Total Assets – Asset Management	3,507	1,872	2,153		65	7,597
Retirement Services
AFS Securities
US government and agencies	2,496	2	—		—	2,498
US state, municipal and political subdivisions	—	920	—		—	920
Foreign governments	—	859	2		—	861
Corporate	—	55,246	1,662		—	56,908
CLO	—	14,143	3		—	14,146
ABS	—	6,024	3,848		—	9,872
CMBS	—	3,063	—		—	3,063
RMBS	—	5,325	—		—	5,325
Total AFS securities	2,496	85,582	5,515		—	93,593
Trading securities	24	1,512	54		—	1,590
Equity securities	265	870	72		—	1,207
Mortgage loans	—	—	25,145		—	25,145
Funds withheld at interest – embedded derivative	—	—	(5,259)		—	(5,259)
Derivative assets	31	4,034	—		—	4,065
Short-term investments	81	176	35		—	292
Other investments	—	170	496		—	666
Cash and cash equivalents	9,823	—	—		—	9,823
Restricted cash and cash equivalents	1,024	—	—		—	1,024
Investments in related parties
AFS securities
Corporate	—	169	853		—	1,022
CLO	—	2,170	311		—	2,481
ABS	—	224	5,328		—	5,552
Total AFS securities – related party	—	2,563	6,492		—	9,055
Trading securities	—	—	901		—	901
Equity securities	—	—	340		—	340
Mortgage loans	—	—	1,331		—	1,331
Investment funds	—	—	789		—	789
Funds withheld at interest – embedded derivative	—	—	(1,571)		—	(1,571)
Other investments	—	—	274		—	274
Reinsurance recoverable	—	—	1,476		—	1,476
Assets of consolidated VIEs
Trading securities	4	364	620		—	988
Equity securities	—	—	15		—	15
Mortgage loans	—	—	1,663		—	1,663
Investment funds	—	—	2,306		9,579	11,885

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2022
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Other investments	—	16	136	—	152
Cash and cash equivalents	418	—	—	—	418
Total Assets – Retirement Services	14,166	95,287	40,830	9,579	159,862
Total Assets	$17,673	$97,159	$42,983	$9,644	$167,459

Liabilities
Asset Management
Debt of VIEs, at fair value	$—	$1,709	$—	$—	$1,709
Other liabilities of VIEs, at fair value	—	2	—	—	2
Contingent consideration obligations[7]	—	—	128	—	128
Other liabilities[8]	2	—	—	—	2
Total Liabilities – Asset Management	2	1,711	128	—	1,841
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	4,998	—	4,998
Universal life benefits	—	—	852	—	852
Future policy benefits
AmerUs closed block	—	—	1,157	—	1,157
ILICO closed block and life benefits	—	—	612	—	612
Derivative liabilities	(8)	2,229	1	—	2,222
Funds withheld liability – embedded derivative	—	(82)	—	—	(82)
Total Liabilities – Retirement Services	(8)	2,147	7,620	—	9,759
Total Liabilities	$(6)	$3,858	$7,748	$—	$11,600

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

[1] Cash and cash equivalents as of September 30, 2022 and December 31, 2021 includes $1 million and $2 million, respectively, of cash and cash equivalents held by consolidated SPACs. Refer to note 16 for further information.

[2] Restricted cash and cash equivalents as of September 30, 2022 and December 31, 2021 includes $695 million and $690 million, respectively, of restricted cash and cash equivalents held by consolidated SPACs. Refer to note 16 for further information.

3 U.S. Treasury securities as of September 30, 2022 and December 31, 2021 includes $347 million and $1.2 billion, respectively, of U.S. Treasury securities held by consolidated SPACs. Refer to note 16 for further information.

[4] Investments as of September 30, 2022 and December 31, 2021 excludes $178 million and $176 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[5] Due from related parties represents a receivable from a fund.
[6] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
7 As of September 30, 2022, other liabilities includes $25 million of contingent obligations, related to the Griffin Capital acquisition, classified as Level 3. As of September 30, 2022 and December 31, 2021, profit sharing payable includes $103 million and $126 million, respectively, related to contingent obligations classified as Level 3.

[8] Other liabilities as of September 30, 2022 includes the publicly traded warrants of APSG II. Other liabilities as of December 31, 2021 includes the publicly traded warrants of APSG I and APSG II.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	September 30, 2022
	Fair Value (In millions)		Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$512	512	Embedded value	N/A	N/A	N/A
	122		Discounted cash flow	Discount rate	8.9% - 52.8%	29.4%	[1]
	306		Adjusted transaction value	N/A	N/A	N/A
Due from related parties	42		Discounted cash flow	Discount rate	15.0%	15.0%
Derivative assets	8		Option model	Volatility rate	38.8% - 40.0%	39.7%	[1]
Investments of consolidated VIEs
Equity securities	603		Dividend discount model	Discount rate	13.9%	13.9%
			Discounted cash flow	Discount rate	20.0% - 32.6%	24.0%	[1]
			Adjusted transaction value	N/A	N/A	N/A
Bank loans	529		Discounted cash flow	Discount rate	7.1% - 32.7%	7.9%	[1]
			Adjusted transaction value	N/A	N/A	N/A
Bonds	32		Discounted cash flow	7.9%	7.9%	7.9%
			Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS and trading securities	11,191		Discounted cash flow	Discount rate	1.6% – 19.8%	5.9%	[1]
Mortgage loans	28,139		Discounted cash flow	Discount rate	2.6% – 35.7%	5.8%	[1]

Financial Liabilities
Asset Management
Contingent consideration obligation	128		Discounted cash flow	Discount rate	19.0% - 22.5%	19.7%	[1]
			Option model	Volatility rate	32.1% - 36.7%	34.4%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	4,998		Discounted cash flow	Nonperformance risk	0.5% – 1.9%	1.2%	[2]
				Option budget	0.5% – 4.5%	1.8%	[3]
				Surrender rate	5.0% – 11.5%	8.1%	[4]

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

The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended September 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments	$1,080	$(25)	$—	$(108)	$—	$947	$12	$—
Investments of Consolidated VIEs	1,190	24	—	98	(148)	1,164	(4)	—
Total Level 3 Assets – Asset Management	$2,270	$(1)	$—	$(10)	$(148)	$2,111	$8	$—
Assets – Retirement Services
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,588	(16)	(58)	205	(57)	1,662	—	(55)
CLO	—	—	—	3	—	3	—	—
ABS	3,594	2	(50)	198	104	3,848	—	(60)
CMBS	—	—	—	—	—	—	—	—

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
RMBS	68	—	(1)	(1)	(66)	—	—	—
Trading securities	58	(4)	—	(2)	2	54	(4)	—
Equity securities	62	10	—	—	—	72	11	—
Mortgage loans	25,218	(1,117)	—	1,044	—	25,145	(1,111)	—
Investment funds	19	—	—	—	(19)	—	—	—
Funds withheld at interest – embedded derivative	(3,958)	(1,301)	—	—	—	(5,259)	—	—
Short-term investments	58	—	—	(23)	—	35	—	—
Other investments	—	—	—	—	496	496	—	—
Investments in related parties
AFS securities
Corporate	849	1	(17)	114	(94)	853	—	(15)
CLO	325	—	(14)	—	—	311	—	(14)
ABS	5,026	(3)	(73)	284	94	5,328	—	(73)
Trading securities	891	4	—	5	1	901	4	—
Equity securities	163	(18)	—	195	—	340	(18)	—
Mortgage loans	1,416	(82)	—	(3)	—	1,331	(82)	—
Investment funds	818	(29)	—	—	—	789	(29)	—
Funds withheld at interest – embedded derivative	(1,129)	(442)	—	—	—	(1,571)	—	—
Other investments	—	—	—	—	274	274	—	—
Reinsurance recoverable	1,580	(104)	—	—	—	1,476	—	—
Assets of consolidated VIEs
Trading securities	330	(7)	—	529	(232)	620	(7)	—
Equity securities	—	—	—	—	15	15	—	—
Mortgage loans	1,626	(80)	—	96	21	1,663	(79)	—
Investment funds	1,053	(19)	—	1,694	(422)	2,306	(19)	—
Other investments	31	—	—	—	105	136	—	—
Total Level 3 assets – Retirement Services	$39,688	$(3,205)	$(213)	$4,338	$222	$40,830	$(1,334)	$(217)

Liabilities – Asset Management
Contingent consideration obligations	$139	$(11)	$—	$—	$—	$128	$—	$—
Total Level 3 liabilities – Asset Management	$139	$(11)	$—	$—	$—	$128	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(5,451)	$800	$—	$(347)	$—	$(4,998)	$—	$—
Universal life benefits	(943)	91	—	—	—	(852)	—	—
Future policy benefits
AmerUs Closed Block	(1,247)	90	—	—	—	(1,157)	—	—
ILICO Closed Block and life benefits	(623)	11	—	—	—	(612)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Total Level 3 liabilities – Retirement Services	$(8,265)	$992	$—	$(347)	$—	$(7,620)	$—	$—

[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments of Consolidated VIEs	$11,878	$85	$—	$(59)	$(165)	$11,739	$80	$—
Other Investments	390	34	—	204	(2)	626	20	—
Total Level 3 assets – Asset Management	$12,268	$119	$—	$145	$(167)	$12,365	$100	$—

Liabilities – Asset Management
Contingent consideration obligations	$129	$(2)	$—	$(7)	$—	$120	$—	$—
Debt and other liabilities of consolidated VIEs	7,206	3	—	(14)	—	7,195	5	—
Total Level 3 liabilities – Asset Management	$7,335	$1	$—	$(21)	$—	$7,315	$5	$—

[1] Related to instruments held at end of period.

	Nine months ended September 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments	$946	$(16)	$—	$(6)	$23	$947	$72	$—
Investments of Consolidated VIEs	13,188	197	—	1,815	(14,036)	1,164	5	—
Total Level 3 assets – Asset Management	$14,134	$181	$—	$1,809	$(14,013)	$2,111	$77	$—
Assets – Retirement Services
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,339	(19)	(135)	385	92	1,662	—	(120)
CLO	14	(2)	—	(9)	—	3	—	—
ABS	3,619	9	(145)	198	167	3,848	—	(116)
CMBS	43	—	(17)	—	(26)	—	—	—
RMBS	—	—	(1)	67	(66)	—	—	—
Trading securities	69	(10)	—	6	(11)	54	(4)	—
Equity securities	429	27	—	(3)	(381)	72	25	—
Mortgage loans	21,154	(2,888)	—	6,879	—	25,145	(2,878)	—
Investment funds	18	1	—	—	(19)	—	—	—
Funds withheld at interest – embedded derivative	—	(5,259)	—	—	—	(5,259)	—	—
Short-term investments	29	—	(1)	7	—	35	—	(1)
Other investments	—	—	—	—	496	496	—	—
Investments in related parties
AFS securities
Corporate	670	(3)	(23)	250	(41)	853	—	(22)
CLO	202	—	(21)	130	—	311	—	(21)
ABS	6,445	(4)	(208)	(957)	52	5,328	—	(193)
Trading securities	1,771	3	—	(1,057)	184	901	(4)	—
Equity securities	284	(32)	—	76	12	340	(27)	—
Mortgage loans	1,369	(206)	—	168	—	1,331	(206)	—
Investment funds	2,855	(1)	—	(34)	(2,031)	789	(1)	—
Short-term investments	—	—	—	53	(53)	—	—	—

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Funds withheld at interest – embedded derivative	—	(1,571)	—	—	—	(1,571)	—	—
Other investments	—	—	—	—	274	274	—	—
Reinsurance recoverable	1,991	(515)	—	—	—	1,476	—	—
Assets of consolidated VIEs
Trading securities	—	(7)	—	529	98	620	(7)	—
Equity securities	—	—	—	—	15	15	—	—
Mortgage loans	2,152	(250)	—	(58)	(181)	1,663	(250)	—
Investment funds	1,297	9	—	1,855	(855)	2,306	9	—
Other investments	—	—	—	31	105	136	—	—
Total Level 3 assets – Retirement Services	$45,752	$(10,718)	$(551)	$8,516	$(2,169)	$40,830	$(3,343)	$(473)

Liabilities – Asset Management
Contingent consideration obligations	$126	$(21)	$—	$23	$—	$128	$—	$—
Debt and other liabilities of consolidated VIEs	7,528	(28)	—	1,126	(8,626)	—	—	—
Total Level 3 liabilities – Asset Management	$7,654	$(49)	$—	$1,149	$(8,626)	$128	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(7,559)	$3,244	$—	$(683)	$—	$(4,998)	$—	$—
Universal life benefits	(1,235)	383	—	—	—	(852)	—	—
Future policy benefits						—
AmerUs Closed Block	(1,520)	363	—	—	—	(1,157)	—	—
ILICO Closed Block and life benefits	(742)	130	—	—	—	(612)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Total Level 3 liabilities – Retirement Services	$(11,059)	$4,122	$—	$(683)	$—	$(7,620)	$—	$—

[1] Related to instruments held at end of period.

	Nine months ended September 30, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments of Consolidated VIEs	$10,963	$417	$—	$817	$(458)	$11,739	$278	$—
Other Investments	370	56	—	201	(1)	626	49	—
Total Level 3 assets – Asset Management	$11,333	$473	$—	$1,018	$(459)	$12,365	$327	$—

Liabilities – Asset Management
Contingent consideration obligations	$120	$20	$—	$(20)	$—	$120	$—	$—
Debt and other liabilities of consolidated VIEs	7,100	69	—	26	—	7,195	94	—
Total Level 3 liabilities – Asset Management	$7,220	$89	$—	$6	$—	$7,315	$94	$—

[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended September 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments	$9	$—	$(117)	$—	$(108)	$—	$—	$—
Investments of consolidated VIEs	979	—	(881)	—	98	18	(166)	(148)
Total Level 3 assets – Asset Management	$988	$—	$(998)	$—	$(10)	$18	$(166)	$(148)

Assets – Retirement Services
AFS securities
Corporate	$228	$—	$(3)	$(20)	$205	$83	$(140)	$(57)
CLO	3	—	—	—	3	—	—	—
ABS	344	—	—	(146)	198	116	(12)	104
RMBS	—	—	—	(1)	(1)	—	(66)	(66)
Trading securities	—	—	—	(2)	(2)	3	(1)	2
Mortgage loans	1,900	—	(51)	(805)	1,044	—	—	—
Investment funds	—	—	—	—	—	—	(19)	(19)
Short-term investments	—	—	—	(23)	(23)	—	—	—
Other investments	—	—	—	—	—	496	—	496
Investments in related parties
AFS securities
Corporate	116	—	—	(2)	114	—	(94)	(94)
ABS	887	—	—	(603)	284	94	—	94
Trading securities	5	—	—	—	5	1	—	1
Equity securities	195	—	—	—	195	—	—	—
Mortgage loans	—	—	—	(3)	(3)	—	—	—
Other investments	—	—	—	—	—	274	—	274
Assets of consolidated VIEs
Trading securities	529	—	—	—	529	100	(332)	(232)
Equity securities	—	—	—	—	—	15	—	15
Mortgage loans	102	—	—	(6)	96	21	—	21
Investment funds	1,695	—	(1)	—	1,694	—	(422)	(422)
Other investments	—	—	—	—	—	105	—	105
Total Level 3 assets – Retirement Services	$6,004	$—	$(55)	$(1,611)	$4,338	$1,308	$(1,086)	$222

Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(457)	$—	$110	$(347)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(457)	$—	$110	$(347)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments	$204	$—	$—	$—	$204	$—	$(2)	$(2)
Investments of consolidated VIEs	286	—	(345)	—	(59)	31	(196)	(165)
Total Level 3 assets – Asset Management	$490	$—	$(345)	$—	$145	$31	$(198)	$(167)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(7)	$(7)	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	16	—	(30)	(14)	—	—	—
Total Level 3 liabilities – Asset Management	$—	$16	$—	$(37)	$(21)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[1]	Net Transfers In (Out)
Assets – Asset Management
Investments	$115	$—	$(121)	$—	$(6)	$23	$—	$23
Investments of consolidated VIEs	4,683	—	(2,868)	—	1,815	500	(14,536)	(14,036)
Total Level 3 assets – Asset Management	$4,798	$—	$(2,989)	$—	$1,809	$523	$(14,536)	$(14,013)

Assets – Retirement Services
AFS securities
Corporate	$681	$—	$(173)	$(123)	$385	$276	$(184)	$92
CLO	3	—	—	(12)	(9)	—	—	—
ABS	2,579	—	(1,791)	(590)	198	484	(317)	167
CMBS	—	—	—	—	—	—	(26)	(26)
RMBS	68	—	—	(1)	67	—	(66)	(66)
Trading securities	8	—	—	(2)	6	42	(53)	(11)
Equity securities	—	—	(3)	—	(3)	19	(400)	(381)
Mortgage loans	9,377	—	(181)	(2,317)	6,879	—	—	—
Investment funds	—	—	—	—	—	—	(19)	(19)
Short-term investments	59	—	—	(52)	7	—	—	—
Other investments	—	—	—	—	—	496	—	496
Investments in related parties
AFS securities
Corporate	483	—	(217)	(16)	250	53	(94)	(41)
CLO	130	—	—	—	130	—	—	—
ABS	2,160	—	(93)	(3,024)	(957)	1,916	(1,864)	52
Trading securities	41	—	(1,052)	(46)	(1,057)	1,444	(1,260)	184
Equity securities	195	—	(119)	—	76	125	(113)	12
Mortgage loans	182	—	—	(14)	168	—	—	—
Investment funds	—	—	(34)	—	(34)	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	(53)	(53)
Other investments	—	—	—	—	—	274	—	274
Assets of consolidated VIEs
Trading securities	529	—	—	—	529	430	(332)	98
Equity securities	—	—	—	—	—	15	—	15
Mortgage loans	102	—	—	(160)	(58)	42	(223)	(181)
Investment funds	1,981	—	(126)	—	1,855	11,087	(11,942)	(855)
Other investments	31	—	—	—	31	2,007	(1,902)	105
Total Level 3 assets – Retirement Services	$18,662	$—	$(3,789)	$(6,357)	$8,516	$18,710	$(20,879)	$(2,169)

Liabilities - Asset Management
Contingent consideration obligations	$—	$36	$—	$(13)	$23	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	1,644	—	(518)	1,126	—	(8,626)	(8,626)
Total Level 3 liabilities – Asset Management	$—	$1,680	$—	$(531)	$1,149	$—	$(8,626)	$(8,626)

Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(1,073)	$—	$390	$(683)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(1,073)	$—	$390	$(683)	$—	$—	$—

[1] Transfers in and out are primarily assets of VIEs with changes in consolidation at Athene in 2022.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments	$204	$—	$(3)	$—	$201	$1	$(2)	$(1)
Investments of consolidated VIEs	1,968	—	(1,151)	—	817	41	(499)	(458)
Total Level 3 assets – Asset Management	$2,172	$—	$(1,154)	$—	$1,018	$42	$(501)	$(459)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(20)	$(20)	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	328	—	(302)	26	—	—	—
Total Level 3 liabilities – Asset Management	$—	$328	$—	$(322)	$6	$—	$—	$—

Fair Value Option - Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

(In millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Trading securities	$(121)	$(489)
Mortgage loans	(1,279)	(3,344)
Investment funds	(47)	9
Future policy benefits	90	363
Total gains (losses)	$(1,357)	$(3,461)

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

The following summarizes information for fair value option mortgage loans including related parties and VIEs:

(In millions)	September 30, 2022
Unpaid principal balance	$30,751
Mark to fair value	(2,612)
Fair value	$28,139

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$163
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(76)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$87

Fair value of commercial mortgage loans 90 days or more past due	$1
Fair value of commercial mortgage loans in non-accrual status	87

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following represents the residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$502
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(40)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$462

Fair value of residential mortgage loans 90 days or more past due[1]	$462
Fair value of residential mortgage loans in non-accrual status	205

[1] Includes $257 million of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

(In millions)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Mortgage loans	$18	$(34)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Financial Instruments Without Readily Determinable Fair Values

Athene has elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of September 30, 2022, the carrying amount of the equity securities was $400 million with no cumulative recorded impairment.

Fair Value of Financial Instruments Not Carried at Fair Value - Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	September 30, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$29	$29	$29	$—	$—	$—
Policy loans	353	353	—	—	353	—
Funds withheld at interest	39,965	39,965	—	—	—	39,965
Short-term investments	26	26	—	—	—	26
Other investments	16	16	—	—	—	16
Investments in related parties
Investment funds	483	483	483	—	—	—
Funds withheld at interest	11,532	11,532	—	—	—	11,532
Assets of consolidated VIEs – Mortgage loans	337	337	—	—	—	337
Total financial assets not carried at fair value	$52,741	$52,741	$512	$—	$353	$51,876

Financial liabilities
Interest sensitive contract liabilities	$119,109	$104,556	$—	$—	$—	$104,556
Debt	3,271	2,427	—	—	2,427	—
Securities to repurchase	4,477	4,477	—	—	4,477	—
Funds withheld liability	360	360	—	—	360	—
Total financial liabilities not carried at fair value	$127,217	$111,820	$—	$—	$7,264	$104,556

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The fair value for financial instruments not carried at fair value are estimated using the same methods and assumptions as those carried at fair value. The financial instruments presented above are reported at carrying value on the condensed consolidated statements of financial condition; however, in the case of policy loans, funds withheld at interest and liability, short-term investments, and securities to repurchase, the carrying amount approximates fair value.

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

The significant unobservable inputs used in the fair value measurement of bank loans, bonds, profit participating notes and other equity investments are discount rates. Significant increases (decreases) in discount rates would result in significantly lower (higher) fair value measurements.

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

The significant unobservable inputs used in the fair value measurement of the Company’s liabilities of consolidated VIEs are discount rates and volatility rates. Significant increases (decreases) in discount rates would result in a significantly lower

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(higher) fair value measurement. Significant increases (decreases) in volatility rates would result in a significantly higher (lower) fair value measurement.

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

Interest sensitive contract liabilities – embedded derivative

Significant unobservable inputs used in the fixed indexed annuities embedded derivative of the interest sensitive contract liabilities valuation include:
1.Nonperformance risk – For contracts Athene issues, it uses the credit spread, relative to the U.S. Treasury curve based on Athene’s public credit rating as of the valuation date. This represents Athene’s credit risk for use in the estimate of the fair value of embedded derivatives.
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

Enterprise value as a multiple of EBITDA is common and relevant for most companies and industries, however, other industry specific multiples are employed where available and appropriate. Sources for gaining additional knowledge related to comparable companies include public filings, annual reports, analyst research reports and press releases. Once a comparable company set is determined, Apollo reviews certain aspects of the subject company’s performance and determines how its performance compares to the group and to certain individuals in the group. Apollo compares certain measurements such as EBITDA margins, revenue growth over certain time periods, leverage ratios and growth opportunities. In addition, Apollo compares the entry multiple and its relation to the comparable set at the time of acquisition to understand its relation to the comparable set on each measurement date.

Income Approach

The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology for the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are significant assumptions related to the subject company’s expected results, the determination of a terminal value and a calculated discount rate, which is normally based on the subject company’s WACC. The WACC represents the required rate of return on total capitalization, which is comprised of a required rate of return on equity, plus the current tax-effected rate of return on debt, weighted by the relative percentages of equity and debt that are typical in the industry. The most critical step in determining the appropriate WACC for each subject company is to select companies that are comparable in nature to the subject company and the credit quality of the subject company. Sources for gaining additional knowledge about the comparable companies include public filings, annual reports, analyst research reports

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
and press releases. The general formula then used for calculating the WACC considers the after-tax rate of return on debt capital and the rate of return on common equity capital, which further considers the risk-free rate of return, market beta, market risk premium and small stock premium, if applicable. The variables used in the WACC formula are inferred from the comparable market data obtained. The Company evaluates the comparable companies selected and concludes on WACC inputs based on the most comparable company or analyzes the range of data for the investment.

The value of liquid investments, where the primary market is an exchange (whether foreign or domestic), is determined using period end market prices. Such prices are generally based on the close price on the date of determination.

Certain of the funds Apollo manages may also enter into foreign currency exchange contracts, total return swap contracts, credit default swap contracts and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of the period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Total return swap and credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price. Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers.

Retirement Services

NAV

Investment funds are typically measured using NAV as a practical expedient in determining fair value and are not classified in the fair value hierarchy. The carrying value reflects a pro rata ownership percentage as indicated by NAV in the investment fund financial statements, which may be adjusted if it is determined NAV is not calculated consistent with investment company fair value principles. The underlying investments of the investment funds may have significant unobservable inputs, which may include but are not limited to, comparable multiples and WACC rates applied in valuation models or a discounted cash flow model.

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

Athene also has fixed maturity securities priced based on indicative broker quotes or by employing market accepted valuation models. For certain fixed maturity securities, the valuation model uses significant unobservable inputs and are included in Level 3 in fair value hierarchy. Significant unobservable inputs used include discount rates, issue-specific credit adjustments, material non-public financial information, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

(In millions)	DAC	DSI	VOBA	Total
Balance at January 1, 2022	$—	$—	$4,547	$4,547
Additions	750	268	—	1,018
Unlocking	—	—	4	4
Amortization	(8)	—	(371)	(379)
Impact of unrealized investment (gains) losses and other	6	—	(5)	1
Balance at September 30, 2022	$748	$268	$4,175	$5,191

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2022[1]	$117
2023	442
2024	405
2025	373
2026	339
2027	303

[1] Expected amortization for the remainder of 2022.

9. Goodwill

The following table presents Apollo’s goodwill by segment:

(In millions)	As of September 30, 2022	As of December 31, 2021
Asset Management	$232	$85
Retirement Services	4,058	—
Principal Investing	32	32
Total Goodwill	$4,322	$117

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On January 1, 2022, the Company completed the previously announced merger transactions with Athene. In connection with the completion of the Mergers, the Company recognized goodwill of $4.1 billion as of the Merger Date. See note 3 for further disclosure regarding the goodwill recorded as a result of the Mergers.

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

The Retirement Services segment had a negative carrying amount as of September 30, 2022.

10. Profit Sharing Payable

Profit sharing payable was $1.5 billion and $1.4 billion as of September 30, 2022 and December 31, 2021, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2022	$1,445
Profit sharing expense	366
Payments/other	(334)
Profit sharing payable, September 30, 2022	$1,477

Profit sharing expense includes (i) changes in amounts due to current and former employees entitled to a share of performance revenues in funds managed by Apollo and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain of the Company’s acquisitions. Profit sharing expense excludes the potential return of profit-sharing distributions that would be due if certain funds were liquidated, which is recorded in due from related parties in the condensed consolidated statements of financial condition.

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

11. Income Taxes

The Company’s income tax (provision) benefit totaled $185 million and $(101) million for the three months ended September 30, 2022 and 2021, respectively, and totaled $1.3 billion and $(498) million for the nine months ended September 30, 2022, and 2021, respectively. The Company’s effective income tax rate was approximately 13.6% and 13.8% for the three months ended September 30, 2022 and 2021, respectively, and 18.3% and 12.0% for the nine months ended September 30, 2022 and 2021, respectively.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. It is unclear how the IRA will be implemented by the U.S. Department of the Treasury through regulation. The Company is still evaluating the impact of the IRA on its tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. The Company will continue to evaluate the IRA’s impact as further information becomes available.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
merits of the position. The Company recorded $15.7 million of unrecognized tax benefits as of September 30, 2022, for uncertain tax positions. Generally, all the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.
The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of September 30, 2022, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2018 through 2020 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for the 2013, 2015, 2017, 2019, and 2020 tax years. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2020. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. There are other examinations ongoing in other foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

The Company has historically recorded deferred tax assets resulting from the step-up in the tax basis of assets, including intangibles, resulting from exchanges of AOG Units for Class A shares by the Former Managing Partners and Contributing Partners. A related liability has also historically been recorded in “Due to Related Parties” in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among the Company, the Former Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 16). The benefit the Company has historically obtained from the difference in the tax asset recognized and the related liability was recorded as an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.

After the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the tax receivable agreement during the nine months ended September 30, 2022. The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares for the nine months ended September 30, 2021.

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase in Additional Paid in Capital
For the Nine Months Ended September 30, 2021	293	243	50

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Debt

Company debt consisted of the following:

		September 30, 2022			December 31, 2021
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.00% 2024 Senior Notes[1,2]	May 30, 2024	$499	$486	[4]	$498	$530	[4]
4.40% 2026 Senior Notes[1,2]	May 27, 2026	498	474	[4]	498	553	[4]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	674	629	[4]	675	778	[4]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	495	395	[4]	495	506	[4]
4.77% 2039 Senior Secured Guaranteed Notes[1,2]		—	—	[6]	317	369	[5]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	264	[4]	297	397	[4]
4.95% 2050 Senior Subordinated Notes[1,2]	January 14, 2050	297	257	[4]	297	309	[4]
1.70% Secured Borrowing II1	April 15, 2032	17	16	[3]	19	19	[3]
1.30% 2016 AMI Term Facility I1	January 15, 2025	17	17	[3]	19	19	[3]
1.40% 2016 AMI Term Facility II1	July 23, 2023	16	16	[3]	19	19	[3]
		2,810	2,554		3,134	3,499
Retirement Services
4.13% 2028 Notes[1]	January 12, 2028	1,085	900		—	—
6.15% 2030 Notes[1]	April 3, 2030	609	401		—	—
3.50% 2031 Notes[1]	January 15, 2031	526	481		—	—
3.95% 2051 Notes[1]	May 25, 2051	547	336		—	—
3.45% 2052 Notes[1]	May 15, 2052	504	309		—	—
		3,271	2,427		—	—
Total Debt		$6,081	$4,981		$3,134	$3,499

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $16 million and $25 million as of September 30, 2022 and December 31, 2021, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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
[6] There is no outstanding balance as of September 30, 2022. These notes were transferred to a VIE consolidated by Athene during the nine months ended September 30, 2022.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of September 30, 2022:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management - AMH credit facility[1]	November 23, 2020	November 23, 2025	Citibank	The commitment fee on the $750 million undrawn AMH credit facility as of September 30, 2022 was 0.09%.
Retirement Services - AHL credit facility	N/A	December 3, 2024	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, with potential increases up to $1.75 billion.
Retirement Services - AHL liquidity facility	N/A	June 30, 2023	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.5 billion, with potential increases up to $3.0 billion.

[1] Refer below for details regarding the AMH credit facility refinancing, which occurred during the fourth quarter of 2022.

Asset Management - Credit Facility

Borrowings under the AMH credit facility may be used for working capital and general corporate purposes, including, permitted acquisitions. As of September 30, 2022, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of September 30, 2022, there were no amounts outstanding under the AMH credit facility and the Company was in compliance with all covenants under the facility.

On October 12, 2022 (“Closing Date”), AMH, as borrower, entered into a new $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“2022 AMH credit facility”). In addition, AMH may incur incremental facilities in respect of the 2022 AMH credit facility in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. The 2022 AMH credit facility refinanced the existing AMH credit facility dated as of November 23, 2020. As of the Closing Date, the existing AMH credit facility was undrawn and the facility and all related loan documents were terminated.

Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The 2022 AMH credit facility contains various standard affirmative and negative covenants with which AMH and its subsidiaries must comply, including maintaining minimum fee-generating assets under management of not less than $150 billion and a maximum total net leverage ratio not to exceed 4.00 to 1.00.

The interest rate on the 2022 AMH credit facility as of the Closing Date was based on adjusted Term SOFR and the applicable margin was 0.875%. The undrawn revolving commitment fee was 0.08% as of the Closing Date. As of November 8, 2022, there were no amounts outstanding under the 2022 AMH credit facility.

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

As of September 30, 2022, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all covenants under the facility.

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

AHL Liquidity Facility—In the third quarter of 2022, AHL entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, which matures on June 30, 2023, subject to additional 364-day extensions (“AHL liquidity facility”). The AHL liquidity facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the AHL liquidity facility is $2.5 billion, with potential increases up to $3.0 billion. The AHL liquidity facility contains various standard covenants with which Athene must comply, including the following:

1. ALRe Minimum Consolidated Net Worth (as defined in the AHL liquidity facility) of no less than $9.3 billion; and
2. Restrictions on Athene’s ability to incur debt and liens, in each case with certain exceptions.

Interest accrues on outstanding borrowings at the secured overnight financing rate (Adjusted Term SOFR, as defined in the AHL liquidity facility) plus a margin or a base rate plus a margin, with applicable margin varying based on ALRe’s Financial Strength Rating (as defined in the AHL liquidity facility).

As of September 30, 2022, there were no amounts outstanding under the AHL liquidity facility and Athene was in compliance with all covenants under the facility.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2022	2021	2022	2021
Asset Management	$31	$35	$94	$105
Retirement Services[1]	24	—	71	—
Total Interest Expense	$55	$35	$165	$105

Note: Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
[1] Interest expense for Retirement Services is included in policy and other operating expenses on the condensed consolidated statements of operations.

13. Equity-Based Compensation

Under the Equity Plan, the Company grants equity-based awards to employees of AAM and AHL. Equity-based awards granted to employees and non-employees as compensation are measured based on the grant date fair value of the award, which considers the public share price of AGM’s common stock subject to certain discounts, as applicable.

The Company grants both service-based and performance-based awards. The estimated total grant date fair value for service-based awards is charged to compensation expense on a straight-line basis over the vesting period, which is generally one to six years from the date of grant. Certain service-based awards are tied to profit sharing arrangements in which a portion of the performance fees distributed to the general partner are required to be used by employees to purchase restricted shares of common stock or is delivered in the form of RSUs, which are granted under the Company’s Equity Plan. Performance-based awards vest subject to continued employment and the Company’s achievement of specified performance goals. In accordance with U.S. GAAP, equity-based compensation expense for performance grants are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately.

For the three months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense of $118.8 million and $56.2 million, respectively. For the nine months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense of $412.9 million and $165.7 million, respectively. As of September 30, 2022, there was $759.3 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.8 years.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Service-Based Awards

During the nine months ended September 30, 2022 and September 30, 2021, the Company awarded service-based grants of 4.9 million RSUs and 2.3 million RSUs with a grant date fair value of $297.8 million and $117.3 million, respectively.

During the three months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense on service-based awards of $61.0 million and $24.3 million, respectively. During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense on service-based awards of $183.6 million and $66.5 million, respectively.

Performance-Based Awards

During the nine months ended September 30, 2022 and September 30, 2021, the Company awarded performance-based grants of 2.9 million and 2.1 million RSUs to certain employees with a grant date fair value of $167.4 million and $97.6 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

During the three months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense for performance-based awards of $39.1 million and $21.1 million, respectively. During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense for performance-based awards of $163.1 million and $65.0 million, respectively.

In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics. During the three and nine months ended September 30, 2022, the Company recorded equity-based compensation expense of $13.9 million and $41.7 million, respectively, for service-based awards and $5.9 million and $17.6 million, respectively, for performance-based awards, each related to these one-time grants.

The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2022	—		—	—
RSUs assumed in the Mergers	16,345,396	$52.45	15,976,551	32,321,947
Granted	7,147,818	$59.44	677,914	7,825,732
Forfeited	(313,223)	$52.32	(429)	(313,652)
Vested	(3,503,185)	$44.46	3,503,185	—
Issued	—	—	(6,664,764)	(6,664,764)
Balance at September 30, 2022	19,676,806	$56.56	13,492,457	33,169,263

Restricted Stock Awards

During the nine months ended September 30, 2022 and September 30, 2021, the Company awarded 0.5 million and 0.6 million restricted stock awards related to profit sharing arrangements with a grant date fair value of $33.5 million and $36.4 million, respectively.

During the three months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense on restricted stock related to profit sharing arrangements of $13.2 million and $8.3 million, respectively. During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense on restricted stock related to profit sharing arrangements of $46.1 million and $19.2 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
14. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three and nine months ended September 30, 2022 and 2021, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.

On January 3, 2022, the Company announced a share repurchase program, pursuant to which, the Company is authorized to repurchase (i) up to an aggregate of $1.5 billion of shares of its common stock in order to opportunistically reduce its share count and (ii) up to an aggregate of $1.0 billion of shares of its common stock in order to offset the dilutive impact of share issuances under its equity incentive plans. Shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, as well as through reductions of shares that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations. The repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended and may be suspended, extended, modified or discontinued at any time.

The table below outlines the share activity for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	6,258,244	4,141,843
Shares issued to Apollo Opportunity Foundation[2]	1,724,137	—
Reduction of shares of common stock issued[3]	(2,754,496)	(1,786,021)
Shares of common stock purchased related to share issuances and forfeitures[4]	(219,736)	(270,985)
Issuance of shares of common stock for equity-based awards	5,008,149	2,084,837

[1] The gross value of shares issued was $395 million and $226 million for the nine months ended September 30, 2022 and 2021, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Shares issued to Apollo Opportunity Foundation in connection with an irrevocable pledge to contribute 1.7 million shares of common stock. The gross value of shares issued for the nine months ended September 30, 2022 totaled $103.4 million.

[3] Cash paid for tax liabilities associated with net share settlement was $176 million and $99 million for the nine months ended September 30, 2022 and 2021, respectively.
[4] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the nine months ended September 30, 2022 and 2021, Apollo issued 506,534 and 625,958 of such restricted shares and 219,736 and 270,985 of such RSUs under the Equity Plan, respectively, and repurchased 726,270 and 896,943 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 527 and 0 restricted shares forfeited during the nine months ended September 30, 2022 and 2021.

During the nine months ended September 30, 2022 and 2021, 7,307,288 and 2,547,770 shares of common stock were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, respectively, and such shares were subsequently canceled by the Company. The Company paid $418 million and $150 million for these open market share repurchases during the nine months ended September 30, 2022 and 2021, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data). Certain subsidiaries of the Company may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement.

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions	Distribution Equivalents on Participating Securities
February 3, 2021	$0.60	February 26, 2021	$139	$121	$260	$5
N/A	—	April 14, 2021	—	42	42	—
May 4, 2021	0.50	May 28, 2021	116	101	217	4
N/A	—	June 15, 2021	—	20	20	—
August 4, 2021	0.50	August 31, 2021	122	94	216	4
N/A	—	September 15, 2021	—	24	24	—
November 2, 2021	0.50	November 30, 2021	124	93	217	4
N/A	—	December 15, 2021	—	23	23	—
Year ended December 31, 2021	$2.10		$501	$518	$1,019	$17
February 11, 2022	$0.40	February 28, 2022	$229	$—	$229	$12
May 5, 2022	0.40	May 31, 2022	229	—	229	12
August 4, 2022	0.40	August 31, 2022	229	—	229	11
Nine months ended September 30, 2022	$1.20		$687	$—	$687	$35

Accumulated Other Comprehensive Income (Loss)

The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2022	$(9,999)	$(138)	$432	$(27)	$(58)	$(9,790)
Other comprehensive income (loss) before reclassifications	(5,812)	(128)	218	(79)	11	(5,790)
Less: Reclassification adjustments for gains (losses) realized[1]	(24)	—	1	1	—	(22)
Less: Income tax expense (benefit)	(1,001)	(23)	45	(12)	—	(991)
Less: Other comprehensive loss attributable to non-controlling interests	(713)	(5)	5	(91)	(5)	(809)
Balance at September 30, 2022	$(14,073)	$(238)	$599	$(4)	$(42)	$(13,758)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$(1)	$—	$—	$(1)	$(3)	$(5)
Other comprehensive income (loss) before reclassifications	(20,027)	(319)	768	(110)	(81)	(19,769)
Less: Reclassification adjustments for gains (losses) realized[1]	(178)	—	4	16	—	(158)
Less: Income tax expense (benefit)	(3,526)	(57)	160	(21)	—	(3,444)
Less: Other comprehensive loss attributable to non-controlling interests	(2,251)	(24)	5	(102)	(42)	(2,414)
Balance at September 30, 2022	$(14,073)	$(238)	$599	$(4)	$(42)	$(13,758)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

15. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended September 30,		Nine months ended September 30,
(In millions, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$(876)	$249	$(3,797)	$1,568
Dividends declared on common stock[1]	(230)	(122)	(688)	(377)
Dividends on participating securities[2]	(11)	(4)	(35)	(13)
Earnings allocable to participating securities[3]	—	(4)	—	(43)
Undistributed income (loss) attributable to common stockholders: Basic	(1,117)	119	(4,520)	1,135
Denominator:
Weighted average number of shares of common stock outstanding: Basic and Diluted	584,317,603	239,451,921	585,187,783	233,539,355
Net income (loss) per share of common stock: Basic and Diluted[4]
Distributed income	$0.40	$0.50	$1.20	$1.60
Undistributed income (loss)	(1.92)	0.51	(7.75)	4.87
Net income (loss) per share of common stock: Basic and Diluted	$(1.52)	$1.01	$(6.55)	$6.47

[1] See note 14 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
3 No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
[4] For the three and nine months ended September 30, 2022 and 2021, all of the classes of securities were determined to be anti-dilutive.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
is reduced as a result of losses incurred by the issuing entity. The RSU participating securities do not have a mandatory redemption amount and the holders of the participating securities are not obligated to fund losses; therefore, neither the vested RSUs nor the unvested RSUs are subject to any contractual obligation to share in losses of the Company.

Prior to December 31, 2021, AAM had one Class B share outstanding, which was held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share was reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, subject to the terms of AAM’s certificate of incorporation. The Class B share had no net income (loss) per share as it did not participate in Apollo’s earnings (losses) or dividends. The Class B share had no dividend rights and only a de minimis liquidation right. The Class B share represented 46.6% of the total voting power of the Class A shares and Class B share with respect to the limited matters upon which they were entitled to vote together as a single class pursuant to AAM’s governing documents as of December 31, 2021. On December 31, 2021, the Class B share was exchanged for 10 Class A shares, which were subsequently exchanged into 10 shares of AGM common stock in the Mergers on January 1, 2022.

The following table summarizes the anti-dilutive securities:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted average vested RSUs	—	647,966	—	666,044
Weighted average unvested RSUs	14,128,418	7,322,877	13,344,097	7,434,469
Weighted average unexercised options	2,424,407	—	2,424,407	—
Weighted average AOG Units outstanding	—	163,292,411	—	169,865,872
Weighted average unvested restricted shares	2,091,278	886,940	2,210,753	750,035

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

Due from related parties and Due to related parties consisted of the following as of September 30, 2022 and December 31, 2021:

(In millions)	September 30, 2022	December 31, 2021
Due from Related Parties:
Due from funds[1]	$284	$316
Due from portfolio companies	52	67
Due from employees and former employees	94	107
Total Due from Related Parties	$430	$490
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners[2]	$906	$1,118
Due to funds	117	104
Total Due to Related Parties	$1,023	$1,222
[1] Includes $42 million and $48 million as of September 30, 2022 and December 31, 2021, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes $394 million and $570 million as of September 30, 2022 and December 31, 2021, respectively, related to the AOG Unit Payment, payable in equal installments through December 31, 2024.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The tax receivable agreement provides for payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash tax savings, if any, in U.S. federal, state, local and foreign income taxes the Company realizes as a result of the increase to the tax basis of underlying assets resulting from transactions and other exchanges of AOG Units for Class A shares that have occurred in prior years. AGM and its subsidiaries retain the benefit from the remaining 15% of actual cash tax savings. In May 2022, Apollo waived its early termination right, which had provided it the right to early terminate the tax receivable agreement at any time by payment of an early termination payment to all holders. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date.

Following the closing of the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the tax receivable agreement during the nine months ended September 30, 2022.

As a result of the exchanges of AOG Units for Class A shares during the nine months ended September 30, 2021, a $243 million liability was recorded to estimate the amount of the future expected payments to be made by AGM and its subsidiaries to the Former Managing Partners and Contributing Partners pursuant to the tax receivable agreement.

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

As of September 30, 2022, the outstanding payable amount due to Former Managing Partners and Contributing Partners was $394 million, which is payable in equal installments through December 31, 2024.

Due from Employees and Former Employees

As of September 30, 2022 and December 31, 2021, due from related parties includes various amounts due to Apollo including employee loans and return of profit-sharing distributions. As of September 30, 2022 and December 31, 2021, the balance includes interest-bearing employee loans receivable of $16 million and $18 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $66 million and $65 million at September 30, 2022 and December 31, 2021, respectively.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
funds that it manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Former Managing Partners and Contributing Partners contributed or sold to the Apollo Operating Group.

Apollo recorded an indemnification liability of $13 million as of September 30, 2022 and December 31, 2021.

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
Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $89 million and $81 million as of September 30, 2022 and December 31, 2021.

Athora

AAM and its subsidiaries (together, “Apollo Asset Management”), through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the European life insurance market (collectively, the “Athora Accounts”). Apollo Asset Management had equity commitments outstanding to Athora of up to $402 million as of September 30, 2022, subject to certain conditions.

Athora Sub-Advised

Apollo provides sub-advisory services with respect to a portion of the assets in certain portfolio companies of funds managed by Apollo and the Athora Accounts. Apollo broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which Apollo explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.

Apollo earns a base management fee on the aggregate market value of substantially all of the investment accounts of or relating to Athora and also a sub-advisory fee on the Athora Sub-Advised assets, which varies depending on the specific asset class.

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of September 30, 2022. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of September 30, 2022.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The tables below present the financial information of these SPACs in aggregate:

(In millions)	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$1	$2
Restricted cash and cash equivalents	695	690
U.S. Treasury securities, at fair value	347	1,162
Other assets	1	3
Total Assets	$1,044	$1,857
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$3	$2
Due to related parties	8	20
Other liabilities	42	144
Total Liabilities	53	166
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,009	1,762
Stockholders’ Equity (Deficit):
Additional paid in capital	(64)	(98)
Retained earnings	45	27
Total Stockholders’ Equity (Deficit)	(19)	(71)
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$1,043	$1,857

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Expenses:
General, administrative and other	$1	$3	$7	$13
Total Expenses	1	3	7	13
Other Income (Loss):
Net gains (losses) from investment activities	4	29	21	28
Interest income	5	—	7	—
Total Other Income (Loss)	9	29	28	28
Net Income Attributable to Apollo Global Management, Inc.	8	26	21	15

Retirement Services

Apollo Aligned Alternatives, L.P. Investment – During the second quarter of 2022, Athene contributed $8.0 billion of certain of its alternative investments to AAA in exchange for limited partnership interests in AAA. Athene consolidates AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which Athene and third-party investors can participate in a portfolio of alternative investments. Additionally, the Company believes AAA enhances its ability to increase alternative assets under management by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022.

Athene Freedom

Athene has a limited partnership investment in Athene Freedom, for which Apollo is the general partner, and which Athene contributed to AAA during the second quarter of 2022. Athene Freedom indirectly invests in both Wheels, Inc. (“Wheels”) and Donlen, LLC (“Donlen”). Additionally, as of September 30, 2022, Athene owns $933 million ABS and corporate debt securities issued by Wheels and Donlen, which are held as investments in related parties on the condensed consolidated statements of financial condition.

Athora

Athene has a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of September 30, 2022, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

(In millions)	September 30, 2022
Investment fund	$789
Non-redeemable preferred equity securities	334
Total investment in Athora	$1,123

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Additionally, as of September 30, 2022, Athene had $54 million of funding agreements outstanding to Athora. Athene also has commitments to make additional investments in Athora of $809 million as of September 30, 2022.

Venerable

Athene has coinsurance and modco agreements with Venerable Insurance and Annuity Company (“VIAC”). VIAC is a related party due to Athene’s minority equity investment in its holding company’s parent, VA Capital Company LLC (“VA Capital”), which was $232 million as of September 30, 2022. The minority equity investment in VA Capital is included in investments in related parties on the condensed consolidated statements of financial condition and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC. Additionally, Athene has term loans receivable from Venerable due in 2033, which is included in investments in related parties on the condensed consolidated statements of financial condition. The loans are held at fair value and were $274 million as of September 30, 2022. While management viewed the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the term loans to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

PK AirFinance

Athene has investments in PK AirFinance (“PK Air”), an aviation lending business with a portfolio of loans (“Aviation Loans”). The Aviation Loans are generally fully secured by aircraft leases and aircraft. Apollo owns the PK Air loan origination platform, including personnel and systems and, pursuant to certain agreements entered into between Athene, Apollo, and certain entities managed by Apollo, the Aviation Loans are securitized by a special purpose vehicle (“SPV”) for which Apollo acts as ABS manager (“ABS-SPV”). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. Athene has purchased both senior and subordinated notes of PK Air, which are included in investments in related parties on the condensed consolidated statements of financial condition. During the first quarter of 2022, Athene contributed its investment in the subordinated notes to PK Air Holdings, LP, and then contributed PK Air Holdings, LP to AAA during the second quarter of 2022. As of September 30, 2022, Athene holds $1.1 billion of PK Air senior notes and has commitments to make additional investments in PK Air of $1.0 billion.

Apollo/Athene Dedicated Investment Program (“ADIP”)

Athene’s subsidiary, Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, “ACRA”) is partially owned by ADIP, a series of funds managed by Apollo. Athene’s subsidiary, ALRe, currently holds 36.55% of the economic interests in ACRA and all of ACRA’s voting interests, with ADIP holding the remaining 63.45% of the economic interests. During the three and nine months ended September 30, 2022, Athene received capital contributions of $336 million and $1,047 million, respectively, from ADIP.

17. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments as of September 30, 2022 and December 31, 2021 of $0.5 billion and $1.0 billion, respectively, related to the funds it manages.

Athene had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $18.1 billion as of September 30, 2022. Athene expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2022 and that could be reversed approximates $4.3 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of September 30, 2022, there were no open underwriting commitments.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of September 30, 2022, the Apollo Capital Markets Partnership had funded commitments of $511 million to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility, and no capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

Whether the commitments of the Apollo Capital Markets Partnership are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. It is expected that between the time the Apollo Capital Markets Partnership makes a commitment and funding of such commitment, efforts will be made to syndicate such commitment to, among others, third parties, which should reduce its risk when committing to certain transactions. The Apollo Capital Markets Partnership may also, with respect to a particular transaction, enter into other arrangements with third parties which reduce its commitment risk.

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation liability was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $103 million and $126 million as of September 30, 2022 and December 31, 2021, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense in the condensed consolidated statements of operations.

In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay its former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. This obligation was determined based on the present value of estimated future performance relative to such thresholds and is recorded in other liabilities. The fair value of the contingent obligation liabilities were approximately $25 million and $36 million as of September 30, 2022 and the date of acquisition, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the respective thresholds are met such that the contingencies are satisfied. The changes in the fair value of the Griffin Capital contingent consideration obligation are reflected in other income (loss) in the condensed consolidated statements of income.

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2022, Athene had $3.7 billion of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Athene has a funding agreement backed notes (“FABN”) program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of September 30, 2022, Athene had $20.8 billion of board-authorized FABN funding agreements outstanding. Athene had $13.3 billion of board-authorized FABN capacity remaining as of September 30, 2022.

Athene established a secured funding agreement backed repurchase agreement (“FABR”) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special purpose entity to purchase funding agreements from Athene. As of September 30, 2022, Athene had $2.0 billion of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s total restricted assets included on the condensed consolidated statements of financial condition are as follows:

(In millions)	September 30, 2022
AFS securities	$11,532
Trading securities	57
Equity securities	48
Mortgage loans	7,625
Investment funds	103
Derivative assets	84
Short-term investments	8
Other investments	170
Restricted cash and cash equivalents	1,024
Total restricted assets	$20,651

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.4 billion as of September 30, 2022. These letters of credit were issued for Athene’s reinsurance program and have expirations through May 22, 2024.

Litigation and Regulatory Matters

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AAM. Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan. Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled. Plaintiff alleges that AAM exercises complete control over CareerBuilder and thus, CareerBuilder acts as AAM’s agent. Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the district court granted the motion to remand. On January 11, 2021, the district court ordered the clerk of court to take the necessary steps to transfer the case back to Illinois Circuit Court, Cook County. On March 8, 2021, Plaintiff filed a motion under 28 U.S.C. § 1447(c) to recover attorneys’ fees of approximately $35,000 for the remand briefing. Defendants filed their opposition on March 31, 2021, and Plaintiff replied on April 14, 2021. Defendants filed motions to dismiss the complaint in the Illinois Circuit Court, Cook County on June 11, which were fully briefed on August 13, 2021. CareerBuilder has also filed a Motion for a Protective Order and to Stay Discovery pending the outcome of the motions to dismiss. On February 7, 2022, the court held a hearing on the motions to dismiss and the request to stay discovery. At the hearing, the court took the motions to dismiss under advisement and granted CareerBuilder’s motion to stay discovery. On March 11, 2022, the parties filed a Notice of Settlement notifying the court that the parties have reached an agreement to resolve the case in full, and the court has granted preliminary approval of the settlement. The final approval hearing for the settlement is scheduled for November 17, 2022.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

On or around October 19, 2021, a purported stockholder of AAM filed a complaint against AAM in the Court of Chancery of the State of Delaware seeking the disclosure of certain additional documents pursuant to Section 220 of the Delaware General Corporation Law. The complaint alleges that the stockholder seeks to investigate (a) whether wrongdoing or mismanagement occurred in connection with the decision of the AAM board of directors to pay, in connection with the elimination of the AAM Up-C structure, the partners of AP Professional Holdings, L.P. (including the Former Managing Partners) a payment of cash equal to $3.66 per AOG Unit held, which the complaint characterizes as providing $640 million for “Tax Receivable Agreement” assets (which the stockholder alleges are worth nothing); (b) the independence and disinterestedness of AAM directors and/or officers; and (c) potential damages relating thereto. Apollo and the stockholder subsequently resolved the Section 220 action through the production of supplemental documents, and, on September 29, 2022, the Section 220 action was voluntarily dismissed. It is possible that the stockholder later pursues a plenary action challenging the substantive issues that are the subject of the stockholder’s investigation.

Certain of Apollo’s investment adviser subsidiaries have received a request for information and documents from the SEC in connection with an investigation concerning compliance with record retention requirements relating to business communications sent or received via electronic messaging channels. As has been publicly reported, the SEC is conducting similar investigations of other investment advisers.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following present financial data for the Company’s reportable segments.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2022	2021	2022	2021
Asset Management
Management fees[1]	$545.9	$472.5	$1,573.2	$1,395.2
Advisory and transaction fees, net	104.6	65.2	271.8	203.8
Fee-related performance fees	20.0	19.8	45.9	36.7
Fee-related compensation	(193.8)	(160.7)	(556.4)	(476.7)
Other operating expenses	(112.1)	(76.7)	(318.8)	(218.3)
Fee Related Earnings	364.6	320.1	1,015.7	940.7

Retirement Services
Fixed income and other investment income, net	1,470.4	—	3,979.3	—
Alternative investment income, net	249.6	—	883.6	—
Strategic capital management fees	13.6	—	38.6	—
Cost of funds	(965.5)	—	(2,677.8)	—
Other operating expenses	(117.1)	—	(334.9)	—
Interest and other financing costs	(72.9)	—	(198.8)	—
Spread Related Earnings	578.1	—	1,690.0	—

Principal Investing
Realized performance fees	92.9	608.0	371.0	1,183.6
Realized investment income	61.4	295.2	324.7	397.6
Principal investing compensation	(90.3)	(309.0)	(401.3)	(631.3)
Other operating expenses	(13.9)	(11.8)	(37.6)	(34.1)
Principal Investing Income	50.1	582.4	256.8	915.8

Adjusted Segment Income	$992.8	$902.5	$2,962.5	$1,856.5

Segment Assets:
Asset Management			$1,818
Retirement Services			234,188
Principal Investing			8,142
Total Assets[2]			$244,148

[1] Includes intersegment management fees from Retirement Services of $192 million and $555 million for the three and nine months ended September 30, 2022, respectively.
[2] Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following reconciles total consolidated revenues to total asset management fee related revenues:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2022	2021	2022	2021
Total Consolidated Revenues	$2,979	$1,078	$6,126	$4,756
Retirement services GAAP revenue	(2,502)	—	(4,248)	—
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	(37)	(26)	(116)	(84)
Adjustments related to consolidated funds and VIEs[1]	(2)	33	69	108
Performance fees	(27)	(450)	(262)	(2,596)
Principal investment income	68	(77)	(233)	(549)
Retirement services management fees	192	—	555	—
Total Asset Management Fee Related Revenues	$671	$558	$1,891	$1,635

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

The following presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Adjusted Segment Income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2022	2021	2022	2021
Income (loss) before income tax provision (benefit)	$(1,359)	$732	$(6,986)	$4,153
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	55	32	219	94
Equity-based compensation	46	20	139	55
Preferred dividends	—	(9)	—	(27)
Transaction-related charges[2]	(5)	(1)	(6)	27
Merger-related transaction and integration costs[3]	14	15	50	39
(Gains) losses from change in tax receivable agreement liability	—	—	14	(2)
Net (income) loss attributable to non-controlling interests in consolidated entities	328	(113)	1,882	(300)
Unrealized performance fees	66	159	109	(1,411)
Unrealized profit sharing expense	(19)	(41)	(16)	646
HoldCo interest and other financing costs[4]	29	42	103	128
Unrealized principal investment income (loss)	128	219	138	(154)
Unrealized net (gains) losses from investment activities and other	(15)	(152)	(138)	(1,391)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	1,737	—	6,913	—
Non-operating change in insurance liabilities and related derivatives, net of offsets	(64)	—	398	—
Integration, restructuring and other non-operating expenses	37	—	104	—
Equity-based compensation	15	—	40	—
Adjusted Segment Income	$993	$903	$2,963	$1,857

[1] Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are required to be used by employees of Apollo to purchase restricted shares of common stock or is delivered in the form of RSUs, which are granted under the Equity Plan. Equity-based profit sharing expense and other also includes performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	September 30, 2022	December 31, 2021
Total reportable segment assets	$244,148	$13,573
Adjustments[1]	6,192	16,929
Total assets	$250,340	$30,502

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

19. Subsequent Events

Dividends

On November 2, 2022, the Company declared a cash dividend of $0.40 per share of common stock, which will be paid on November 30, 2022 to holders of record at the close of business on November 17, 2022.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	As of September 30, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$1,118	$1	$—	$1,119
Restricted cash and cash equivalents	2	695	—	697
Investments	5,801	348	(295)	5,854
Assets of consolidated variable interest entities
Cash and cash equivalents	—	155	—	155
Investments	—	3,039	(7)	3,032
Other assets	—	84	(36)	48
Due from related parties	486	—	(56)	430
Goodwill	264	—	—	264
Other assets	2,280	11	—	2,291
	9,951	4,333	(394)	13,890
Retirement Services
Cash and cash equivalents	9,823	—	—	9,823
Restricted cash and cash equivalents	1,024	—	—	1,024
Investments	162,088	—	—	162,088
Investments in related parties	34,619	—	(11,485)	23,134
Assets of consolidated variable interest entities
Cash and cash equivalents	—	418	—	418
Investments	1,517	13,523	—	15,040
Other assets	7	87	—	94
Reinsurance recoverable	4,356	—	—	4,356
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,191	—	—	5,191
Goodwill	4,058	—	—	4,058
Other assets	11,507	—	(283)	11,224
	234,190	14,028	(11,768)	236,450
Total Assets	$244,141	$18,361	$(12,162)	$250,340

				(Continued)

	As of September 30, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$2,988	$45	$(1)	$3,032
Due to related parties	1,059	8	(44)	1,023
Debt	2,810	—	—	2,810
Liabilities of consolidated variable interest entities
Debt, at fair value	—	1,883	(174)	1,709
Notes payable	—	50	—	50
Other liabilities	—	661	(1)	660
	6,857	2,647	(220)	9,284
Retirement Services
Interest sensitive contract liabilities	166,894	—	—	166,894
Future policy benefits	54,709	—	—	54,709
Debt	3,271	—	—	3,271
Payables for collateral on derivatives and securities to repurchase	7,015	—	—	7,015
Other liabilities	5,010	—	—	5,010
Liabilities of consolidated variable interest entities
Other liabilities	13	1,272	(14)	1,271
	236,912	1,272	(14)	238,170
Total Liabilities	243,769	3,919	(234)	247,454
Commitments and Contingencies (note 17)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,019	5	1,024
Equity
Additional paid in capital	15,307	(65)	14	15,256
Retained earnings (accumulated deficit)	(2,802)	12,013	(12,048)	(2,837)
Accumulated other comprehensive income (loss)	(13,813)	(36)	91	(13,758)
Total AGM Stockholders’ Equity (Deficit)	(1,308)	11,912	(11,943)	(1,339)
Non-controlling interests	1,680	1,511	10	3,201
Total Equity	372	13,423	(11,933)	1,862
Total Liabilities, Redeemable non-controlling interests and Equity	$244,141	$18,361	$(12,162)	$250,340

				(Concluded)

	As of December 31, 2021
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Cash and cash equivalents	$915	$2	$—	$917
Restricted cash and cash equivalents	18	690	—	708
Investments	10,474	1,162	(282)	11,354
Assets of consolidated variable interest entities
Cash and cash equivalents	—	463	—	463
Investments	—	15,133	(396)	14,737
Other assets	—	253	(1)	252
Due from related parties	587	(9)	(88)	490
Goodwill	117	—	—	117
Other assets	1,462	3	(1)	1,464
Total Assets	$13,573	$17,697	$(768)	$30,502

Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Accounts payable, accrued expenses, and other liabilities	$2,731	$146	$(30)	$2,847
Due to related parties	1,231	10	(19)	1,222
Debt	3,134	—	—	3,134
Liabilities of consolidated variable interest entities
Debt, at fair value	—	8,068	(125)	7,943
Notes payable	—	2,714	(103)	2,611
Other liabilities	$—	867	(86)	781
Total Liabilities	7,096	11,805	(363)	18,538
Commitments and Contingencies (note 17)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,762	8	1,770
Equity
Series A Preferred Stock	264	—	—	264
Series B Preferred Stock	290	—	—	290
Additional paid in capital	2,166	(98)	28	2,096
Retained earnings	1,165	433	(454)	1,144
Accumulated other comprehensive income (loss)	(5)	(13)	13	(5)
Total AGM Stockholders’ Equity	3,880	322	(413)	3,789
Non-controlling interests	2,597	3,808	—	6,405
Total Equity	6,477	4,130	(413)	10,194
Total Liabilities, Redeemable non-controlling interests and Equity	$13,573	$17,697	$(768)	$30,502

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

Asset Management

Our Asset Management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of September 30, 2022, we had total AUM of $523.3 billion.

Our Asset Management segment had a team of 2,528 employees as of September 30, 2022, with offices throughout the world. This team possesses a broad range of transaction, financial, managerial and investment skills. We operate our asset management business in a highly integrated manner, which we believe distinguishes us from other alternative asset managers. Our investment teams frequently collaborate across disciplines and believe that this collaboration enables the funds we manage to more successfully invest across a company’s capital structure. Our objective is to achieve superior long-term risk-adjusted returns for our clients. The majority of the investment funds we manage are designed to invest capital over periods of seven or more years from inception, thereby allowing us to seek to generate attractive long-term returns throughout economic cycles. We have a contrarian, value-oriented investment approach, emphasizing downside protection, and the preservation of capital. We believe our contrarian investment approach is reflected in a number of ways, including:

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

The yield, hybrid and equity investing strategies of our Asset Management segment reflect the range of investment capabilities across our platform based on relative risk and return. As an asset manager, we earn fees for providing investment management services and expertise to our client base. The amount of fees charged for managing these assets depends on the underlying investment strategy, liquidity profile, and, ultimately, our ability to generate returns for our clients. We also earn transaction and advisory fees as part of our growing capital solutions business and as part of monitoring and deployment activity alongside our sizeable private equity franchise. After expenses, we call the resulting earnings stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the Asset Management segment.

Yield

Yield is our largest asset management strategy with $372.6 billion of AUM as of September 30, 2022. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for our investors. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 5% gross Return on Equity (“ROE”) and 4% net ROE annualized through September 30, 2022. The investment portfolios of the yield-oriented funds Apollo manages include several asset classes, as described below:

•Corporate Fixed Income ($97.7 billion of AUM), which generally includes investment grade corporate bonds, emerging markets investments and investment grade private placement investments;

•Corporate Credit ($71.9 billion of AUM), which includes performing credit investments, including income-oriented, senior loan and bond investments involving issuers primarily domiciled in the U.S. and in Europe as well as investment grade asset-backed securities;

•Structured Credit ($70.7 billion of AUM), which includes corporate structured and asset-backed securities as well consumer and residential real estate credit investments;

•Real Estate Debt ($38.4 billion of AUM), including debt investments across a broad spectrum of property types and at various points within a property’s capital structure, including first mortgage and mezzanine financing and preferred equity; and

•Direct Origination ($33.8 billion of AUM), which includes originations (both directly with sponsors and through banks) and investments in loans primarily related to middle market lending and aviation finance.

Hybrid

Our hybrid strategy, with $56.7 billion of AUM as of September 30, 2022, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. Our flagship hybrid credit hedge fund has generated an 11% gross ROE and a 7% net ROE annualized and our hybrid value funds have generated a 21% gross IRR and a 17% net IRR from inception through September 30, 2022. The investing strategies and asset classes within our hybrid strategy are described below:

•Accord and Credit Strategies ($10.0 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that invest opportunistically in both the primary and secondary markets in order to seek to capitalize on both near and longer-term relative value across market cycles. The investment portfolios of these funds include credit investments in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities including senior loans (secured and unsecured), large corporate investment grade loan origination and structured capital solutions, high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments.

•Hybrid Value ($11.2 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on providing companies, among other things, rescue financing or customized capital solutions, including senior secured and unsecured debt or preferred equity securities, often with equity-linked or equity-like upside, as well as structured equity investments.

•Infrastructure Equity ($5.5 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on investing in a broad range of infrastructure assets, including communications, midstream energy, power and renewables, and transportation related assets.

•Hybrid Real Estate ($5.0 billion of AUM), which includes our net lease and core plus investment strategies. In our net lease strategy, we seek to build net lease investment portfolios for our clients that are diversified by both geography and tenancy, while targeting attractive risk-adjusted returns. In our core plus strategy, we seek to build investment portfolios for our clients that include stabilized real estate investments with attractive fundamentals in select cities in Europe.

Equity

Our equity strategy manages $93.9 billion of AUM as of September 30, 2022. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while our real estate funds generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through September 30, 2022. Our equity strategy focuses on several investing strategies as described below:

•Flagship Private Equity ($66.1 billion of AUM), which refers to our investment strategy focused on creating investment opportunities with attractive risk-adjusted returns across industries and geographies and throughout market cycles, utilizing our value-oriented investment approach. Through this strategy, we seek to build portfolios of investments that are created at meaningful discounts to comparable market multiples of adjusted cash flow, thereby resulting in what we believe are portfolios focused on capital preservation. The transactions in this strategy include opportunistic buyouts, corporate carveouts and distressed investments. After acquisition by an Apollo-managed fund, Apollo works with its funds’ portfolio companies to seek to accelerate growth and execute a value creation strategy.

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

•European Principal Finance (“EPF”) ($7.6 billion of AUM), which refers to our investment strategy focused on European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Certain of the European principal finance vehicles we manage also own captive pan-European financial institutions, loan servicing and property management platforms that perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties.

•Real Estate Equity ($5.4 billion of AUM), which refers to our investment strategy that targets investments in real estate and real estate-related assets, portfolios and platforms located in primary, secondary and tertiary markets across North America and Asia and across various real estate asset classes.

Perpetual Capital

Included within our investing strategies above is $305.4 billion of Perpetual Capital, out of the $523.3 billion of AUM as of September 30, 2022. As of September 30, 2022, Perpetual Capital includes, without limitation, certain assets in our Yield strategy, including assets relating to publicly traded and non-traded vehicles, certain origination platform assets and assets managed for certain of our retirement services clients. Perpetual Capital assets may be withdrawn under certain circumstances.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene provides retail annuity retirement solutions to policyholders, and reinsures fixed indexed annuities (“FIA”), multi-year guaranteed annuities (“MYGA”), traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products from reinsurance partners. In addition, Athene offers institutional products, including funding agreements and pension group annuities. Apollo’s asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. As of September 30, 2022, Athene had 1,602 employees.

Our retirement services business focuses on generating spread income by combining the two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) using the global scale and reach of our asset management business to actively source or originate assets with Athene’s preferred risk and return characteristics. Athene’s investment philosophy is to invest a portion of its assets in securities that earn an incremental yield by taking measured liquidity and complexity risk and capitalizing on its long-dated, persistent liability profile to prudently achieve higher net investment earned rates, rather than solely assuming credit risk. A cornerstone of Athene’s investment philosophy is that given the operating leverage inherent in its business, modest investment outperformance can translate to outsized return performance. Because Athene maintains discipline in underwriting attractively priced liabilities, it has the ability to invest in a broad range of high-quality assets to generate attractive earnings.

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

Income Riders to Fixed Annuity Products. Athene’s income riders on its deferred annuities can be broadly categorized as either guaranteed or participating. Guaranteed income riders provide policyholders with a GLWB, which permits policyholders to elect to receive guaranteed payments for life from their contract without having to annuitize their policies. Participating income riders tend to have lower levels of guaranteed income than guaranteed income riders but provide policyholders the opportunity to receive greater levels of income if the policies’ indexed crediting strategies perform well. As of September 30, 2022, approximately 33% of Athene’s deferred annuity account value had rider benefits.

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

Retail

Athene has built a scalable platform that allows it to originate and rapidly grow its business in deferred annuity products. Athene has developed a suite of retirement savings products, distributed through its network of approximately 54 independent marketing organizations; approximately 75,000 independent agents in all 50 states; and a growing network of 16 banks and 125 regional broker-dealers. Athene is focused in every aspect of its retail channel on providing high quality products and service to its policyholders and maintaining appropriate financial protection over the life of their policies.

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

Deployable Capital

Athene’s deployable capital is comprised of capital from three sources: excess equity capital, untapped debt capacity and available undrawn capital commitments from ACRA. As of September 30, 2022, we believe that Athene had approximately $5.8 billion in total excess equity capital, untapped debt capacity and available undrawn ACRA commitments available to be deployed, subject, in the case of debt capacity, to favorable market conditions and general availability.

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

Uses of Capital

Capital deployment includes the payment for a business opportunity, such as the payment of a ceding commission to enter into a block reinsurance transaction, and the retention of capital based on our internal capital model. Currently, we deploy capital from our retirement services business in four primary ways: (1) supporting organic growth, (2) supporting inorganic growth, (3) making dividend payments to AGM from time to time, and (4) retaining capital to support financial strength ratings upgrades. Athene generally seeks mid-teen returns on its capital deployment.

Internal Reinsurance

Subject to quota shares generally ranging from 80% to 100%, substantially all of the existing deposits held and new deposits generated by Athene’s US insurance subsidiaries are reinsured to its Bermuda reinsurance subsidiaries. Athene maintains the same reserving standards for its Bermuda reinsurance subsidiaries as it does for its US insurance subsidiaries. Athene also retrocedes certain inorganic transactions, pension group annuity transactions and funding agreement transactions to ACRA, and effective January 1, 2022, it began to retrocede a quota share of its retail business to a subsidiary of ACRA. Athene’s internal reinsurance structure provides it with several strategic and operational advantages, including the aggregation of regulatory capital, which makes the aggregate capital of its Bermuda reinsurance subsidiaries available to support the risks assumed by each entity, and enhanced operating efficiencies. As a result of its internal reinsurance structure and third-party direct to Bermuda business, a significant majority of Athene’s aggregate capital is held by its Bermuda reinsurance subsidiaries.

Ratings

As of September 30, 2022, each of Athene’s significant insurance subsidiaries is rated “A+”, “A1” or “A” by the four rating agencies that evaluate the financial strength of such subsidiaries. To achieve financial strength ratings aspirations in the Retirement Services segment, Athene may choose to retain additional capital above the level required by the rating agencies to support operating needs. Athene believes there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in the financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels through lower funding costs.

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

Business Environment

Economic and Market Conditions

Our asset management and retirement services businesses are affected by the condition of global financial markets and the economy. Price fluctuations within equity, credit, commodity, foreign exchange markets, as well as interest rates and global inflation, which may be volatile and mixed across geographies, can significantly impact the performance of our business, including, but not limited to, the valuation of investments, including those of the funds we manage, and related income we may recognize.

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

U.S. inflation remained heightened during the third quarter of 2022, and the U.S. Federal Reserve continued its interest rate hiking cycle as a result. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate increased to 8.2% as of September 30, 2022, compared to 9.1% as of June 30, 2022, and core inflation is at the highest level since the 1980s. In September 2022, the Federal Reserve raised the benchmark interest rate to a target range of 3.00% to 3.25% from a target range of 1.50% to 1.75% in June 2022. The increase in the U.S. inflation rate continues to be driven by various factors, including the armed conflict between Ukraine and Russia, supply chain disruptions, persistent consumer demand, tight labor markets, a distorted supply/demand housing imbalance, and residential vacancy rates.

In the U.S., the S&P 500 Index decreased by 5.3% during the third quarter of 2022, following a decrease of 16.4% during the second quarter of 2022. Global equity markets have also been impacted, with the MSCI All Country World ex USA Index decreasing 9.1% during the third quarter of 2022, following a decrease of 14.4% in the second quarter of 2022.

Conditions in the credit markets have a significant impact on our business. Credit markets are negative in 2022, with the BofAML HY Master II Index decreasing by 0.7% in the third quarter of 2022, while the S&P/LSTA Leveraged Loan Index increased by 1.3%. The U.S. 10-year Treasury yield at the end of the quarter was 3.83%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.6% in the third quarter of 2022, following a decrease of 0.9% in the second quarter of 2022. As of October 2022, the International Monetary Fund estimated that the U.S. economy will expand by 1.6% in 2022 and 1.0% in 2023. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate decreased to 3.5% as of September 30, 2022.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The increasing yield disparity globally drove the strengthening of the U.S.
dollar compared to the euro and the British pound. Relative to the U.S. dollar, the euro depreciated 6.5% during the third quarter of 2022, after depreciating 5.3% in the second quarter of 2022, while the British pound depreciated 8.3% during the third quarter of 2022, after depreciating 7.3% in the second quarter of 2022. The price of crude oil depreciated by 24.8% during the quarter, after appreciating by 5.5% in the second quarter of 2022, as recession fears counteracted constrained supply and oil export disruptions due to the ongoing conflict between Ukraine and Russia.

We are actively monitoring the developments in Ukraine resulting from the Russia/Ukraine conflict and the economic sanctions and restrictions imposed against Russia, Belarus, and certain Russian and Belarussian entities and individuals. The Company continues to (i) identify and assess any exposure to designated persons or entities across the Company’s business; (ii) ensure existing surveillance and controls are calibrated to the evolving sanctions; and (iii) ensure appropriate levels of communication across the Company, and with other relevant market participants, as appropriate.

As of September 30, 2022, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Rates have already moved meaningfully higher than most predictions for 2022, and this trend continued in the third quarter. The ten-year US Treasury moved out of the 2.80%-3.20% range, reaching levels as high as 3.97% over the quarter. Given the Federal Reserve’s continued focus on curbing inflation and recessionary concerns, it is difficult to predict rates in the near term, although they will likely be higher.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which we expect would perform well in a rising interest rate environment, as we are currently experiencing, and which we expect would underperform in a declining rate environment. As of September 30, 2022, Athene’s net invested asset portfolio includes $38.3 billion of floating rate investments, or 20% of its net invested assets, and its net reserve liabilities include $13.5 billion of floating rate liabilities at notional, or 7% of its net invested assets, translating to $24.8 billion of net floating rate assets, or 13% of its net invested assets.

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

See Part I - Item 3. Quantitative and Qualitative Disclosures About Market Risk, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Overview of Results of Operations

Financials Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of September 30, 2022.

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

As of September 30, 2022, approximately 45% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 55% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and industries in which the funds we manage invest” in our quarterly report on Form 10-Q filed with the SEC on May 10, 2022 for discussion regarding certain industry-specific risks that could affect the fair value of our equity funds’ portfolio company investments.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of September 30, 2022	Performance Fees for the Three Months Ended September 30, 2022			Performance Fees for the Nine Months Ended September 30, 2022

(In millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
AIOF I and II	$30.2	$16.2	$—	$16.2	$14.2	$5.6	$19.8
ANRP I, II and III[1]	28.6	(0.8)	0.3	(0.5)	(64.5)	2.1	(62.4)
EPF Funds	127.3	9.3	9.6	18.9	(11.2)	47.0	35.8
FCI Funds	135.7	(12.0)	—	(12.0)	(3.6)	—	(3.6)
Fund IX	1,136.9	(32.9)	22.2	(10.7)	368.7	93.4	462.1
Fund VIII	293.8	(35.5)	8.1	(27.4)	(432.4)	14.4	(418.0)
Fund VII[2]	39.7	(9.6)	9.2	(0.4)	(37.7)	43.7	6.0
Fund VI	16.6	(0.3)	0.9	0.6	(0.8)	1.2	0.4
Fund IV and Fund V1	—	0.1	—	0.1	(0.2)	—	(0.2)
HVF I	87.3	4.6	3.2	7.8	(18.8)	60.0	41.2
Real Estate Equity Funds[1]	60.3	0.1	0.7	0.8	17.9	14.3	32.2
Corporate Credit	13.3	5.8	5.7	11.5	1.2	10.1	11.3
Structured Finance and ABS	75.1	6.8	3.9	10.7	(4.6)	14.2	9.6
Direct Origination	140.8	7.8	10.6	18.4	29.8	26.3	56.1
Other[1,3]	357.4	(26.5)	38.6	12.1	29.4	84.6	114.0
Total	$2,543.0	$(66.9)	$113.0	$46.1	$(112.6)	$416.9	$304.3
Total, net of profit sharing payable4/expense	$1,153.7	$(47.1)	$34.4	$(12.7)	$(92.9)	$52.3	$(40.6)

1 As of September 30, 2022, certain funds had $88.6 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.4 billion as of September 30, 2022.

2 As of September 30, 2022, the remaining investments and escrow cash of Fund VII was valued at 112% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2022, Fund VII had $85.5 million of gross performance fees or $48.7 million net of profit sharing, in escrow. With respect to Fund VII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreements. Performance fees receivable as of September 30, 2022 and realized performance fees for the three and nine months ended September 30, 2022 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.4 billion as of September 30, 2022, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $103.0 million.

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

The following table summarizes our performance fees since inception through September 30, 2022:

	Performance Fees Since Inception[1]
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
	(in millions)
AIOF I and II	$30.2	$37.1	$67.3	$—	$47.8
ANRP I, II and III	28.6	158.6	187.2	15.1	50.1
EPF Funds	127.3	457.5	584.8	26.9	348.0
FCI Funds	135.7	24.2	159.9	—	135.7
Fund IX	1,136.9	482.6	1,619.5	—	1,404.2
Fund VIII	293.8	1,653.2	1,947.0	—	1,354.9
Fund VII	39.7	3,225.1	3,264.8	—	14.9
Fund VI	16.6	1,663.9	1,680.5	—	—
Fund IV and Fund V	—	2,053.1	2,053.1	31.9	0.6
HVF I	87.3	145.1	232.4	—	153.2
Real Estate Equity	60.3	71.2	131.5	1.5	71.5
Corporate Credit	13.3	926.0	939.3	—	7.6
Structured Finance and ABS	75.1	52.2	127.3	—	60.9
Direct Origination	140.8	69.6	210.4	—	127.8
Other[5]	357.4	1,681.2	2,038.6	13.2	538.7
Total	$2,543.0	$12,700.6	$15,243.6	$88.6	$4,315.9

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $0.98 as of September 30, 2022. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.12 as of September 30, 2022.

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

[3] Amounts were computed based on the fair value of fund investments on September 30, 2022. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at September 30, 2022. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on September 30, 2022. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

Financials Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business which is operated by Athene as of September 30, 2022.

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

Investment related gains (losses)

Investment related gains (losses) primarily consist of (i) realized gains and losses on sales of investments, (ii) unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships, (iii) gains and losses on trading securities, (iv) change in the fair value of the embedded derivatives and derivatives not designated as a hedge, (v) change in fair value of mortgage loan assets and (vi) allowance for expected credit losses recorded through credit loss expense.

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

Results of Operations

Below is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2022	2021			2022	2021
	(In millions)				(In millions)
Revenues
Asset Management
Management fees	$389	$475	$(86)	(18.1)%	$1,100	$1,402	$(302)	(21.5)%
Advisory and transaction fees, net	110	63	47	74.6	286	205	81	39.5
Investment income (loss)	(31)	535	(566)	NM	475	3,125	(2,650)	(84.8)
Incentive fees	9	5	4	80.0	17	24	(7)	(29.2)
	477	1,078	(601)	(55.8)	1,878	4,756	(2,878)	(60.5)
Retirement Services
Premiums	3,045	—	3,045	NM	10,769	—	10,769	NM
Product charges	184	—	184	NM	525	—	525	NM
Net investment income	2,033	—	2,033	NM	5,667	—	5,667	NM
Investment related gains (losses)	(2,847)	—	(2,847)	NM	(12,823)	—	(12,823)	NM
Revenues of consolidated variable interest entities	114	—	114	NM	148	—	148	NM
Other revenues	(27)	—	(27)	NM	(38)	—	(38)	NM
	2,502	—	2,502	NM	4,248	—	4,248	NM
Total Revenues	2,979	1,078	1,901	176.3	6,126	4,756	1,370	28.8
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	232	182	50	27.5	684	540	144	26.7
Equity-based compensation	104	56	48	85.7	373	165	208	126.1
Profit sharing expense	50	263	(213)	(81.0)	372	1,279	(907)	(70.9)
Total compensation and benefits	386	501	(115)	(23.0)	1,429	1,984	(555)	(28.0)
Interest expense	31	35	(4)	(11.4)	94	105	(11)	(10.5)
General, administrative and other	167	112	55	49.1	472	328	144	43.9
	584	648	(64)	(9.9)	1,995	2,417	(422)	(17.5)
Retirement Services
Interest sensitive contract benefits	89	—	89	NM	(573)	—	(573)	NM
Future policy and other policy benefits	3,294	—	3,294	NM	10,988	—	10,988	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	125	—	125	NM	375	—	375	NM
Policy and other operating expenses	343	—	343	NM	982	—	982	NM
	3,851	—	3,851	NM	11,772	—	11,772	NM
Total Expenses	4,435	648	3,787	NM	13,767	2,417	11,350	469.6
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(16)	173	(189)	NM	164	1,439	(1,275)	(88.6)
Net gains (losses) from investment activities of consolidated variable interest entities	85	142	(57)	(40.1)	465	400	65	16.3
Other income (loss), net	28	(13)	41	NM	26	(25)	51	NM
Total Other Income (Loss)	97	302	(205)	(67.9)	655	1,814	(1,159)	(63.9)
Income (loss) before income tax (provision) benefit	(1,359)	732	(2,091)	NM	(6,986)	4,153	(11,139)	NM
Income tax (provision) benefit	185	(101)	286	NM	1,280	(498)	1,778	NM
Net income (loss)	(1,174)	631	(1,805)	NM	(5,706)	3,655	(9,361)	NM
Net (income) loss attributable to non-controlling interests	298	(373)	671	NM	1,909	(2,060)	3,969	NM
Net income (loss) attributable to Apollo Global Management, Inc.	(876)	258	(1,134)	NM	(3,797)	1,595	(5,392)	NM
Preferred stock dividends	—	(9)	9	(100.0)	—	(27)	27	(100.0)
Net income (loss) available to Apollo Global Management, Inc. Common Stockholders	$(876)	$249	$(1,125)	NM	$(3,797)	$1,568	$(5,365)	NM

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

In this section, references to 2022 refer to the three months ended September 30, 2022 and references to 2021 refer to the three months ended September 30, 2021.

Asset Management

Revenues

Revenues were $477 million in 2022, a decrease of $601 million from $1.1 billion in 2021, primarily driven by lower investment income (loss). Investment income (loss) decreased $566 million in 2022 to $(31) million compared to $535 million in 2021. The investment income (loss) of $(31) million in 2022 is comprised of principal investment income (losses) of $(70) million, partially offset by performance allocations of $39 million.

The principal investment income (losses) were primarily attributable to the decreased unrealized value of investments held by certain funds managed by Apollo and other entities in which the Company has a direct interest, mainly with respect to Motive Partners and AP Liberty L.P., as a result of the equity market volatility and public share price fluctuations in 2022. Significant drivers for performance allocations in 2021 were performance allocations earned from Fund IX, HVF I and Fund VII of $177 million, $53 million and $48 million, respectively, primarily as a result of fund appreciation and realization activity. Significant drivers for performance allocations in 2022 were performance allocations earned from EPF III and MidCap of $20 million and $14 million, respectively, partially offset by performance allocation losses from Fund VIII of $29 million.

See below for details on the respective funds’ performance allocations in 2022.

The performance allocations from EPF III in 2022 were primarily driven by net foreign currency gains, as the U.S. dollar strengthened compared to the euro, as well as increased performance allocations related to private positions held in the consumer services and financial services industries.

The performance allocations from MidCap in 2022 were primarily driven by higher interest income.

The performance allocation losses from Fund VIII in 2022 were primarily driven by the depreciation in the value of the fund’s investments in the consumer services, leisure, and media, telecom and technology sectors.

Management fees decreased by $86 million to $389 million in 2022 from $475 million in 2021. The decrease for 2022 was primarily driven by the elimination of management fees between AAM and Athene subsidiaries upon consolidation, as a result of the Mergers. The decrease was partially offset by increases in management fees earned from Apollo Diversified Real Estate Fund (f/k/a Griffin Institutional Access Real Estate Fund) and Apollo Diversified Credit Fund (f/k/a Griffin Institutional Access Credit Fund) (collectively “ADREF and ADCF”) of $25 million, as a result of the management fee contribution from the Griffin Capital U.S. asset management business acquisition, and from MidCap of $12 million, driven by higher Fee-Generating AUM.

The decreases in investment income (loss) and management fees were offset, in part, by an increase in advisory and transaction fees. Advisory and transaction fees increased by $47 million to $110 million in 2022 from $63 million in 2021. Advisory and transaction fees earned in 2022 were primarily attributable to advisory and transaction fees earned from companies in the consumer services, financial services and natural resource sectors as well as structuring fees earned from companies in the financial services, real estate and consumer services sectors.

Expenses

Expenses were $584 million in 2022, a decrease of $64 million from $648 million in 2021 due to a decrease in profit sharing expense of $213 million resulting from lower investment income during 2022. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. This decrease was partially offset by an increase in salary, bonus and benefits of $50 million and an increase in equity-based compensation of $48 million due to accelerated headcount growth in 2022. In addition, equity-based compensation increased as a result of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of one-time grants awarded to the Co-Presidents of AAM which vest on a cliff basis subject to continued employment over five years and the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $167 million in 2022, an increase of $55 million from $112 million in 2021. The increase in 2022 was primarily driven by increases in the amortization expense associated with the Company’s commitment asset, higher travel and entertainment expenses, as well as the absorption of occupancy expense to support the Company’s increased headcount, including from the acquisition of Griffin Capital’s U.S. asset management business.

Other Income (Loss)

Other income (loss) was $97 million in 2022, a decrease of $205 million from $302 million in 2021 primarily due to a decrease in net gains from investment activities, as a result of AAM no longer holding an interest in Athene Holding following the Mergers, and a decrease in net gains from investment activities of consolidated VIEs as a result of the Company’s deconsolidation of VIEs in the first half of 2022. Other income (loss) in 2022 was primarily attributable to higher interest income earned on the Company’s money market funds and U.S. Treasury securities, as a result of a rising interest rate environment, as well as gains from consolidated VIEs, which was offset, in part, by losses from certain of the Company’s balance sheet investments. Other income (loss) in 2021 was primarily attributable to net gains from investment activities from the Company’s investment in Athene Holding during 2021.

Retirement Services

Revenues

Retirement Services revenues were $2.5 billion in 2022. Revenues were primarily driven by pension group annuity premiums and net investment income, partially offset by the adverse impact from investment related gains and losses. Investment related losses of $2.8 billion were primarily driven by unfavorable changes in the fair value of reinsurance assets, mortgage loans, FIA hedging derivatives, trading securities, and realized losses on AFS securities, partially offset by foreign exchange gains on derivatives. The losses on Retirement Services’ assets were primarily due to an increase in U.S. Treasury rates and credit spread widening in the current quarter. The change in fair value of FIA hedging derivatives decreased due to the unfavorable performance of the indices upon which Athene’s call options are based as the majority of the call options are based on the S&P 500 index, which decreased 5.3% during the quarter. The foreign exchange gains on derivatives were primarily driven by the strengthening of the U.S. dollar in the current quarter for assets denominated in foreign currencies.

Expenses

Retirement Services expenses were $3.9 billion in 2022. Expenses were primarily driven by pension group annuity obligations, interest credited to policyholders, interest paid on funding agreements, policy and other operating expenses and amortization of DAC and VOBA, partially offset by a decrease in the change of FIA fair value embedded derivatives. The change in FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 5.3% during the quarter, as well as the favorable change in discount rates and favorable unlocking, partially offset by unfavorable economics impacting policyholder projected benefits. The FIA fair value embedded derivatives unlocking in 2022 was $41 million favorable due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit totaled $185 million and $(101) million in 2022 and 2021, respectively. The change to the provision was primarily related to the decrease in pre-tax income. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 13.6% and 13.8% for 2022 and 2021, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income pass through to non-controlling interests, (ii) foreign, state and local income taxes, including NYC UBT, and (iii) equity-based compensation net of the limiting provisions for executive compensation under Internal Revenue Code Section 162(m) (see note 11 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

In this section, references to 2022 refer to the nine months ended September 30, 2022 and references to 2021 refer to the nine months ended September 30, 2021.

Asset Management

Revenues

Revenues were $1.9 billion in 2022, a decrease of $2.9 billion from $4.8 billion in 2021 due to lower investment income (loss) and, to a lesser extent, a decrease in management fees. Investment income (loss) decreased $2.7 billion in 2022 to $475 million compared to $3.1 billion in 2021. The decrease in investment income (loss) of $2.7 billion in 2022 was primarily driven by decreases in performance allocations.

Significant drivers for performance allocations in 2021 were performance allocations earned from Fund IX, Fund VIII and Fund VII of $875 million, $683 million, $232 million, respectively, primarily as a result of fund appreciation and realization activity. Significant drivers for performance allocations in 2022 were performance allocations primarily earned from Fund IX of $474 million, partially offset by performance allocation losses from Fund VIII of $435 million, as a result of continued equity market volatility in 2022.

See below for details on the respective funds’ performance allocations in 2022.

The performance allocations from Fund IX in 2022 were primarily driven by the appreciation and realization of the fund’s investments in the consumer services, leisure, and media, telecom and technology sectors.

The performance allocation losses from Fund VIII were primarily driven by the depreciation in the value of the fund’s investments in the consumer services, leisure, and media, telecom and technology sectors.

Management fees decreased by $302 million to $1.1 billion in 2022 from $1.4 billion in 2021. The decrease for 2022 was primarily driven by the elimination of management fees between AAM and Athene subsidiaries upon consolidation, as a result of the Mergers. The decrease was partially offset by increases in management fees earned from ADREF and ADCF of $42 million, as a result of the management fee contribution from the Griffin Capital U.S. asset management business acquisition, and from MidCap of $23 million, driven by higher Fee-Generating AUM.

The decreases in investment income (loss) and management fees were offset, in part, by an increase in advisory and transaction fees. Advisory and transaction fees increased by $81 million to $286 million in 2022 from $205 million in 2021. Advisory and transaction fees earned during 2022 were primarily attributable to advisory and transaction fees earned from companies in the financial services, consumer services, healthcare, consumer and retail, real estate, natural resources and media, telecom and technology sectors, as well as structuring fees earned from companies in the financial services, consumer services, real estate and leisure sectors.

Expenses

Expenses were $2.0 billion in 2022, a decrease of $422 million from $2.4 billion in 2021 due to a decrease in profit sharing expense of $907 million resulting from the corresponding lower investment income during 2022. This decrease was partially offset by increases in equity-based compensation of $208 million and an increase in salary, bonus and benefits of $144 million due to accelerated headcount growth in 2022, including for certain senior level roles, as the Company strategically invests in talent that will seek to capture its next phase of growth. In addition, equity-based compensation increased as a result of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of one-time grants awarded to the Co-Presidents of AAM which vest on a cliff basis subject to continued employment over five years and the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $472 million in 2022, an increase of $144 million from $328 million in 2021. The increase in 2022 was primarily driven by increases in the amortization expense associated with the Company’s commitment asset, higher travel and entertainment expenses, as well as the absorption of occupancy expense to support the Company’s increased headcount, including from the acquisition of Griffin Capital’s U.S. asset management business.

Other Income (Loss)

Other income (loss) was $655 million in 2022, a decrease of $1.2 billion from $1.8 billion in 2021. This decrease was primarily driven by a decrease in net gains from investment activities, as a result of AAM no longer holding an interest in Athene Holding following the Mergers. Other income (loss) in 2022 was primarily attributable to net gains from investment activities of consolidated VIEs and income earned as a result of APSG I’s deconsolidation event. Other income (loss) in 2021 was primarily attributable to net gains from investment activities from the Company’s investment in Athene Holding during 2021.

Retirement Services

Revenues

Retirement Services revenues were $4.2 billion in 2022. Revenues were primarily driven by pension group annuity premiums and net investment income, partially offset by the adverse impact of investment related losses. Investment related losses of $12.8 billion were primarily driven by unfavorable changes in the fair value of reinsurance assets, mortgage loans, FIA hedging derivatives, trading and equity securities, realized losses on AFS securities and an increase in the provision for credit losses, partially offset by foreign exchange gains on derivatives. The losses on Retirement Services’ assets were primarily due to an increase in U.S. Treasury rates and credit spread widening in the current year. The change in fair value of FIA hedging derivatives decreased due to the unfavorable performance of the indices upon which Athene’s call options are based as the majority of the call options are based on the S&P 500 index, which decreased 24.8% during the year. The unfavorable change in the provision for credit losses was primarily driven by unfavorable economics. The foreign exchange gains on derivatives were primarily driven by the strengthening of the U.S. dollar in the current year for assets denominated in foreign currencies.

Expenses

Retirement Services expenses were $11.8 billion in 2022. Expenses were primarily driven by pension group annuity obligations, interest credited to policyholders, interest paid on funding agreements, policy and other operating expenses and amortization of DAC and VOBA, partially offset by a decrease in the change in FIA fair value embedded derivatives. The change in FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 24.8% during the year, as well as the favorable change in discount rates and favorable unlocking, partially offset by unfavorable economics impacting policyholder projected benefits. The FIA fair value embedded derivatives unlocking in 2022 was $41 million favorable due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit totaled $1,280 million and $(498) million in 2022 and 2021, respectively. The change to the provision was primarily related to the decrease in pre-tax income and a tax benefit from the derecognition of a deferred tax liability related to the Mergers. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 18.3% and 12.0% for 2022 and 2021, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) a benefit realized from the derecognition of a deferred tax liability related to the Company’s historical holdings in Athene, (ii) foreign, state and local income taxes, including NYC UBT, (iii) income attributable to non-controlling interests and (iv) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 11 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

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

Net Invested Assets

In managing its business, Athene analyzes net invested assets, which does not correspond to total Athene investments, including investments in related parties on the consolidated statements of financial condition. Net invested assets represent the investments that directly back its net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which is used to analyze the profitability of Athene’s investment portfolio. Net invested assets includes (a) total investments on the consolidated statements of financial condition with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Athene includes the underlying investments supporting its assumed funds withheld and modco agreements in its net invested assets calculation in order to match the assets with the income received. Athene believes the adjustments for reinsurance provide a view of the assets for which it has economic exposure. Net invested assets includes Athene’s proportionate share of ACRA investments, based on its economic ownership, but does not include the proportionate share of investments associated with the non-controlling interest. Net invested assets are averaged over the number of quarters in the relevant period to compute a net investment earned rate for such period. While Athene believes net invested assets is a meaningful financial metric and enhances the understanding of the underlying drivers of its investment portfolio, it should not be used as a substitute for Athene’s total investments, including related parties, presented under U.S. GAAP.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 18 to our condensed consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
	2022	2021			2022	2021
	(In millions)				(In millions)
Asset Management:
Management fees - Yield	$366.4	$299.2	$67.2	22.5%	$1,042.0	$872.0	$170.0	19.5%
Management fees - Hybrid	52.9	43.5	9.4	21.6	153.9	124.3	29.6	23.8
Management fees - Equity	126.6	129.8	(3.2)	(2.5)	377.3	398.9	(21.6)	(5.4)
Management fees	545.9	472.5	73.4	15.5	1,573.2	1,395.2	178.0	12.8
Advisory and transaction fees, net	104.6	65.2	39.4	60.4	271.8	203.8	68.0	33.4
Fee-related performance fees	20.0	19.8	0.2	1.0	45.9	36.7	9.2	25.1
Fee-related compensation	(193.8)	(160.7)	(33.1)	20.6	(556.4)	(476.7)	(79.7)	16.7
Other operating expenses	(112.1)	(76.7)	(35.4)	46.2	(318.8)	(218.3)	(100.5)	46.0
Fee Related Earnings (FRE)	$364.6	$320.1	$44.5	13.9%	$1,015.7	$940.7	$75.0	8.0%

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(In millions)				(In millions)
Asset Management:
Management fees - Yield	$299.2	$251.5	$47.7	19.0%	$872.0	$693.7	$178.3	25.7%
Management fees - Hybrid	43.5	35.6	7.9	22.2	124.3	100.5	23.8	23.7
Management fees - Equity	129.8	139.4	(9.6)	(6.9)	398.9	416.5	(17.6)	(4.2)
Management fees	472.5	426.5	46.0	10.8	1,395.2	1,210.7	184.5	15.2
Advisory and transaction fees, net	65.2	72.3	(7.1)	(9.8)	203.8	170.8	33.0	19.3
Fee-related performance fees	19.8	2.2	17.6	NM	36.7	8.0	28.7	358.8
Fee-related compensation	(160.7)	(137.9)	(22.8)	16.5	(476.7)	(384.4)	(92.3)	24.0
Other operating expenses	(76.7)	(70.9)	(5.8)	8.2	(218.3)	(197.4)	(20.9)	10.6
Fee Related Earnings (FRE)	$320.1	$292.2	$27.9	9.5%	$940.7	$807.7	$133.0	16.5%

In this section, references to 2022 refer to the three months ended September 30, 2022, references to 2021 refer to the three months ended September 30, 2021, and references to 2020 refer to the three months ended September 30, 2020.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

FRE was $364.6 million in 2022, an increase of $44.5 million compared to $320.1 million in 2021. This increase was primarily attributable to continued growth in management fees and record quarterly advisory and transaction fees. The increase in management fees was primarily attributable to management fees earned from Athene of $39.2 million and ADREF and ADCF of $25.4 million, as a result of higher Fee-Generating AUM. Advisory and transaction fees earned in 2022 were primarily attributable to advisory and transaction fees earned from companies in the consumer services, financial services and natural resource sectors as well as structuring fees earned from companies in the financial services, real estate and consumer services sectors. The growth in revenues was offset, in part, by increases in other operating expenses and fee-related compensation expense associated with the re-basing of cost structure to support the Company’s next phase of growth, including costs associated with the acquisition of Griffin Capital’s U.S. asset management business.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

FRE was $320.1 million in 2021, an increase of $27.9 million compared to $292.2 million in 2020. This increase was primarily attributable to the growth in management fees and fee-related performance fees. The increase in management fees was primarily driven by Athene and other funds we manage in our yield strategy. The increase in fee-related performance fees was primarily driven by fees earned from Redding Ridge Holdings and MFIC as each achieved its respective hurdle rates in 2021. The growth in revenues was offset, in part, by higher fee-related compensation expenses due to an increase in headcount as we continued to expand our global team in 2021.

In this section, references to 2022 refer to the nine months ended September 30, 2022, references to 2021 refer to the nine months ended September 30, 2021, and references to 2020 refer to the nine months ended September 30, 2020.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

FRE was $1.0 billion in 2022, an increase of $75.0 million compared to $940.7 million in 2021. This increase was primarily attributable to the continued growth in management fees, and advisory and transaction fees. The increase in management fees was primarily attributable to an increase in management fees earned from Athene of $127.9 million and ADREF and ADCF of $41.7 million as a result of higher Fee-Generating AUM. Advisory and transaction fees earned in 2022 were primarily attributable to advisory and transaction fees earned from companies in the financial services, consumer services, consumer and retail, real estate, natural resources and media, telecom and technology sectors, as well as structuring fees earned from companies in the financial services, consumer services and real estate sectors. The growth in revenues was offset, in part, by increases in fee-related compensation expense associated with the re-basing of cost structure to support the Company’s next phase of growth, as well as costs associated with the acquisition of Griffin Capital’s U.S. asset management business.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

FRE was $940.7 million in 2021, an increase of $133.0 million compared to $807.7 million in 2020. This increase was primarily attributable to the growth in management fees and advisory and transaction fees. The increase in management fees was primarily driven by Athene, Athora and other funds we manage in our yield strategy. The increase in advisory and transaction fees was primarily driven by transaction and advisory fees earned related to companies in the consumer and retail industries, and transaction and placement fees earned in relation to a company in the media, telecom and technology sector in 2021. The growth in revenues was offset, in part, by higher fee-related compensation expense due to an increase in headcount as we continued to expand our global team in 2021.

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

Assets Under Management

The following presents Apollo’s Total AUM and Fee-Generating AUM by investing strategy (in billions):
The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three investing strategies within the asset management segment:

	As of September 30, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$37,271	$12,037	$40,807	$90,115
AUM Not Currently Generating Performance Fees	11,791	16,987	3,418	32,196
Uninvested Performance Fee-Eligible AUM	5,828	13,706	29,812	49,346
Total Performance Fee-Eligible AUM	$54,890	$42,730	$74,037	$171,657

	As of September 30, 2021
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$37,064	$16,733	$38,733	$92,530
AUM Not Currently Generating Performance Fees	1,318	4,593	3,175	9,086
Uninvested Performance Fee-Eligible AUM	2,524	15,350	21,468	39,342
Total Performance Fee-Eligible AUM	$40,906	$36,676	$63,376	$140,958

	As of December 31, 2021
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$37,756	$17,663	$37,447	$92,866
AUM Not Currently Generating Performance Fees	2,355	4,971	3,614	10,940
Uninvested Performance Fee-Eligible AUM	2,644	16,478	21,075	40,197
Total Performance Fee-Eligible AUM	$42,755	$39,112	$62,136	$144,003

[1] Performance Fee-Generating AUM of $3.9 billion, $4.2 billion and $5.2 billion as of September 30, 2022, September 30, 2021 and December 31, 2021, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of September 30, 2022
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$2,521	$30,499		$33,020
Fee-Generating AUM based on invested capital	3,400	9,738	12,748		25,886
Fee-Generating AUM based on gross/adjusted assets	280,874	4,789	560		286,223
Fee-Generating AUM based on NAV	39,665	9,110	316		49,091
Total Fee-Generating AUM	$323,939	$26,158	$44,123	[1]	$394,220

[1] The weighted average remaining life of the traditional private equity funds as of September 30, 2022 was 56 months.

	As of September 30, 2021
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$2,576	$30,935		$33,511
Fee-Generating AUM based on invested capital	1,932	6,250	10,139		18,321
Fee-Generating AUM based on gross/adjusted assets	268,442	3,523	324		272,289
Fee-Generating AUM based on NAV	29,642	7,253	277		37,172
Total Fee-Generating AUM	$300,016	$19,602	$41,675	[1]	$361,293

[1] The weighted average remaining life of the traditional private equity funds at September 30, 2021 was 67 months.

	As of December 31, 2021
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,277		$30,857
Fee-Generating AUM based on invested capital	2,321	6,826	12,075		21,222
Fee-Generating AUM based on gross/adjusted assets	273,695	4,293	406		278,394
Fee-Generating AUM based on NAV	31,290	7,146	192		38,628
Total Fee-Generating AUM	$307,306	$21,845	$39,950	[1]	$369,101

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2021 was 64 months.
Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $228.8 billion, $212.6 billion, and $203.6 billion of AUM on behalf of Athene as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 16 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $45.3 billion, $59.0 billion, and $61.0 billion of AUM on behalf of Athora as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively.

The following tables summarize changes in total AUM for each of Apollo’s three investing strategies within the asset management segment:

	For the Three Months Ended September 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(In millions)
Change in Total AUM[1]:
Beginning of Period	$375,753	$56,120	$82,889	$514,762	$338,729	$47,041	$86,005	$471,775
Inflows	18,232	2,686	13,175	34,093	17,035	1,598	1,703	20,336
Outflows[2]	(9,466)	(265)	(99)	(9,830)	(3,868)	(294)	—	(4,162)
Net Flows	8,766	2,421	13,076	24,263	13,167	1,304	1,703	16,174
Realizations	(6,555)	(1,548)	(2,026)	(10,129)	(759)	(2,174)	(5,900)	(8,833)
Market Activity[3]	(5,332)	(255)	(17)	(5,604)	(173)	1,033	1,088	1,948
End of Period	$372,632	$56,738	$93,922	$523,292	$350,964	$47,204	$82,896	$481,064

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

[2] Outflows for Total AUM include redemptions of $1.0 billion and $0.6 billion during the three months ended September 30, 2022 and 2021, respectively.
[3] Includes foreign exchange impacts of $(5.1) billion and $(2.1) billion during the three months ended September 30, 2022 and 2021, respectively.

	For the Nine Months Ended September 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM[1]:
Beginning of Period	$360,289	$52,772	$84,491	$497,552	$332,880	$42,317	$80,289	$455,486
Inflows	72,353	9,288	18,737	100,378	40,358	6,615	4,781	51,754
Outflows[2]	(30,058)	(1,009)	(101)	(31,168)	(18,131)	(563)	(1,312)	(20,006)
Net Flows	42,295	8,279	18,636	69,210	22,227	6,052	3,469	31,748
Realizations	(8,181)	(4,248)	(9,025)	(21,454)	(2,435)	(4,324)	(14,817)	(21,576)
Market Activity[3]	(21,771)	(65)	(180)	(22,016)	(1,708)	3,159	13,955	15,406
End of Period	$372,632	$56,738	$93,922	$523,292	$350,964	$47,204	$82,896	$481,064

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

[2] Outflows for Total AUM include redemptions of $2.4 billion and $1.9 billion during the nine months ended September 30, 2022 and 2021, respectively.
[3] Includes foreign exchange impacts of $(12.2) billion and $(4.5) billion during the nine months ended September 30, 2022 and 2021, respectively.

Three Months Ended September 30, 2022

Total AUM was $523.3 billion at September 30, 2022, an increase of $8.5 billion, or 1.7%, compared to $514.8 billion at June 30, 2022. The net increase was primarily due to subscriptions across the platform, growth of our retirement services AUM, and increased leverage, partially offset by distributions driven by a one-time release of unfunded commitments, and market activity across our yield strategy due to foreign exchange depreciation and market related changes. More specifically, the net increase was due to:

•Net flows of $24.3 billion primarily attributable to:
•an $8.8 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $4.9 billion related to the growth of our retirement services clients, (ii) $2.9 billion of subscriptions mostly related to the structured finance and ABS and corporate credit funds we manage, and (iii) a $1.7 billion increase in leverage; partially offsetting these increases were $0.7 billion of redemptions primarily in the corporate credit funds we manage;
•a $2.4 billion increase related to funds we manage in our hybrid strategy primarily due to $1.7 billion of subscriptions across the hybrid value and hybrid credit funds we manage; and
•a $13.1 billion increase related to funds we manage in the equity strategy primarily due to $12.7 billion of subscriptions mostly from the traditional private equity funds we manage.

•Realizations of $(10.1) billion primarily attributable to:
•$(6.6) billion related to funds we manage in our yield strategy primarily consisting of a $5.8 billion one-time release of unfunded commitments;
•$(1.5) billion related to funds we manage in our hybrid strategy primarily consisting of $1.0 billion related to a fund liquidation; and
•$(2.0) billion related to funds we manage in our equity strategy primarily consisting of distributions across our traditional private equity funds.

•Market activity of $(5.6) billion, primarily attributable to:
•$(5.3) billion related to funds we manage in our yield strategy primarily consisting of $(3.8) billion driven by Athora and $(1.5) billion related to the corporate credit funds we manage.

Nine Months Ended September 30, 2022

Total AUM was $523.3 billion at September 30, 2022, an increase of $25.7 billion, or 5.2%, compared to $497.6 billion at December 31, 2021. The net increase was primarily due to subscriptions across the platform, growth of our retirement services AUM, increased leverage, and the acquisition of Griffin Capital’s U.S. asset management business; partially offset by distributions driven by a one-time release of unfunded commitments, and market activity across our yield strategy due to foreign exchange depreciation and market related changes. More specifically, the net increase was due to:

•Net flows of $69.2 billion primarily attributable to:
•a $42.3 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $16.4 billion related to the growth of our retirement services clients, (ii) $16.0 billion of subscriptions mostly related to the corporate credit funds we manage, (iii) an $11.9 billion increase in leverage, and (iv) $6.5 billion related to the acquisition of Griffin Capital’s U.S. asset management business; partially offsetting these increases were (i) $(4.1) billion of net transfers and (ii) $(1.5) billion of redemptions primarily in the corporate credit funds we manage;
•an $8.3 billion increase related to funds we manage in our hybrid strategy due to (i) $7.1 billion of fundraising primarily across the hybrid credit and hybrid value funds we manage, and (ii) $1.1 billion of net transfers primarily from the yield strategy; and
•an $18.6 billion increase related to funds we manage in our equity strategy primarily consisting of (i) $14.4 billion of fundraising primarily related to the traditional private equity funds we manage, and (ii) $3.0 billion of net transfers primarily from the yield strategy.

•Realizations of $(21.5) billion primarily attributable to:
•$(8.2) billion related to funds we manage in our yield strategy primarily consisting of a $5.8 billion one-time release of unfunded commitments;
•$(4.2) billion related to funds we manage in our hybrid strategy primarily consisting of distributions from the hybrid credit and illiquid opportunistic funds we manage; and
•$(9.0) billion related to funds we manage in our equity strategy primarily consisting of distributions across our traditional private equity funds.

•Market activity of $(22.0) billion, primarily attributable to:
•$(21.8) billion related to funds we manage in our yield strategy primarily consisting of $(15.0) billion driven by Athora and $(5.3) billion related to our corporate credit funds.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies within the asset management segment:

	For the Three Months ended September 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(In millions)
Change in Fee-Generating AUM[1]:
Beginning of Period	$314,062	$25,123	$41,609	$380,794	$291,680	$19,128	$42,752	$353,560
Inflows	26,446	3,089	3,551	33,086	14,627	1,379	268	16,274
Outflows[2]	(11,007)	(1,431)	(154)	(12,592)	(5,713)	(833)	(163)	(6,709)
Net Flows	15,439	1,658	3,397	20,494	8,914	546	105	9,565
Realizations	(317)	(436)	(681)	(1,434)	(623)	(244)	(1,107)	(1,974)
Market Activity[3]	(5,245)	(187)	(202)	(5,634)	45	172	(75)	142
End of Period	$323,939	$26,158	$44,123	$394,220	$300,016	$19,602	$41,675	$361,293

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

[2] Outflows for Fee-Generating AUM include redemptions of $0.7 billion and $0.6 billion during the three months ended September 30, 2022 and 2021, respectively.
[3] Includes foreign exchange impacts of $(3.9) billion and $(1.7) billion during the three months ended September 30, 2022 and 2021, respectively.

	For the Nine Months Ended September 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM[1]:
Beginning of Period	$307,306	$21,845	$39,950	$369,101	$285,830	$17,622	$45,222	$348,674
Inflows	64,799	8,248	6,262	79,309	36,070	4,402	1,098	41,570
Outflows[2]	(28,191)	(2,187)	(636)	(31,014)	(19,149)	(2,402)	(1,159)	(22,710)
Net Flows	36,608	6,061	5,626	48,295	16,921	2,000	(61)	18,860
Realizations	(993)	(1,327)	(1,101)	(3,421)	(1,581)	(880)	(3,374)	(5,835)
Market Activity[3]	(18,982)	(421)	(352)	(19,755)	(1,154)	860	(112)	(406)
End of Period	$323,939	$26,158	$44,123	$394,220	$300,016	$19,602	$41,675	$361,293

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

[2] Outflows for Fee-Generating AUM include redemptions of $1.6 billion and $1.8 billion during the nine months ended September 30, 2022 and 2021, respectively.
[3] Includes foreign exchange impacts of $(9.6) billion and $(3.8) billion during the nine months ended September 30, 2022 and 2021, respectively.

Three Months Ended September 30, 2022

Total Fee-Generating AUM was $394.2 billion at September 30, 2022, an increase of $13.4 billion, or 3.5%, compared to $380.8 billion at June 30, 2022. The net increase was primarily due to growth of our retirement services AUM, fundraising, and deployment, partially offset by market activity across our yield strategy due to foreign exchange depreciation and market related changes. More specifically, the net increase was due to:

•Net flows of $20.5 billion primarily attributable to:
•a $15.4 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $11.0 billion of fee-generating capital deployment mostly related to Athora and the corporate credit funds we manage, (ii) $4.9 billion related to the growth of our retirement services clients, and (iii) $1.8 billion of subscriptions mostly related to the corporate credit funds we manage; partially offset by redemptions mostly related to the corporate credit funds we manage;
•a $1.7 billion increase related to funds we manage in our hybrid strategy primarily due to fee-generating capital deployment related to the hybrid credit funds we manage, partially offset by capital reductions in our financial credit instruments strategy; and
•a $3.4 billion increase related to funds we manage in our equity strategy primarily related to fundraising.

•Net flows were partially offset by:
•$(5.6) billion of market activity primarily related to funds we manage in our yield strategy driven by $(4.1) billion related to Athora and $(1.2) billion related to the corporate credit funds we manage; and
•$(1.4) billion of realizations across the platform.

Nine Months Ended September 30, 2022

Total Fee-Generating AUM was $394.2 billion at September 30, 2022, an increase of $25.1 billion, or 6.8%, compared to $369.1 billion at December 31, 2021. The net increase was primarily due to growth of our retirement services AUM, deployment, fundraising, and the acquisition of Griffin Capital’s U.S. asset management business, partially offset by market activity across our yield strategy due to foreign exchange depreciation, market related changes and realizations. More specifically, the net increase was due to:

•Net flows of $48.3 billion primarily attributable to:
•a $36.6 billion increase related to funds we manage in our yield strategy primarily consisting of (i) a $16.4 billion increase in AUM related to the growth of our retirement services clients, (ii) $15.1 billion of fee-generating capital deployment mostly related to the corporate credit funds we manage and Athora, (iii) $6.5 billion related to the acquisition of Griffin Capital’s U.S. asset management business, and (iv) $5.3 billion of subscriptions mostly related to the corporate credit funds we manage; partially offset by $(1.4) billion of redemptions mostly related to the corporate credit funds we manage and $(1.2) billion of net transfers;
•a $6.1 billion increase related to funds we manage in our hybrid strategy primarily due to (i) $5.5 billion of fee-generating capital deployment, (ii) $1.7 billion of subscriptions mostly related to the hybrid credit funds we manage, and (iii) $1.0 billion of transfers in primarily from the yield strategy we manage, offset by ($1.0) billion of fee-generating capital reductions related to the financial credit instruments strategy; and
•a $5.6 billion increase related to funds we manage in our equity strategy primarily related to (i) $3.3 billion of fee-generating capital deployment and (ii) $2.1 billion of fundraising.

•Net flows were partially offset by:
•$(19.8) billion of market activity primarily related to funds we manage in our yield strategy, consisting of $(13.1) billion related to Athora and $(4.5) billion related to the corporate credit funds we manage; and
•$(3.4) billion of realizations across the yield, hybrid and equity strategies.

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

The following presents gross capital deployment and uncalled commitments (in billions):

As of September 30, 2022 and December 31, 2021, Apollo had $51 billion and $47 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment.

	Three months ended September 30, 2022	Nine months ended September 30, 2022
(In millions)
Retirement Services:
Fixed income and other investment income, net	$1,470.4	$3,979.3
Alternative investment income, net	249.6	883.6
Strategic capital management fees	13.6	38.6
Cost of funds	(965.5)	(2,677.8)
Net investment spread	768.1	2,223.7
Other operating expenses	(117.1)	(334.9)
Interest and other financing costs	(72.9)	(198.8)
Spread Related Earnings (SRE)	$578.1	$1,690.0

In this section, references to 2022 refer to the three months ended September 30, 2022.

Three Months Ended September 30, 2022

Spread Related Earnings

SRE was $578.1 million for the three months ended September 30, 2022. SRE is comprised of investment income from Athene’s fixed income and other and alternative portfolios as well as strategic capital management fees less cost of funds on Athene’s liabilities, other operating expenses, and interest and other financing costs. SRE for the three months ended September 30, 2022 was mainly attributed to fixed income and other investment income and alternative investment income, partially offset by cost of funds, other operating expenses and financing costs. Fixed income and other investment income benefited from strong growth in organic inflows as well as floating rate income driven by the increase in rates. As a result of purchase accounting, the book value of Athene’s investment portfolio was marked up to fair value resulting in an adverse impact to fixed income and other investment income. Alternative investment income benefited from the deployment of inflows into alternative investments as well as strong performance on real estate funds, yield funds and MidCap but was adversely impacted by unfavorable economics. Cost of funds was primarily driven by interest credited and option costs on annuity products, pension group annuity obligations, interest on funding agreement issuances, income rider reserve and DAC and VOBA amortization as well as other liability costs. As a result of purchase accounting, Athene marked its reserve liabilities to fair value resulting in a favorable impact to cost of funds. Additionally, cost of funds was favorably impacted by an adjustment to exclude the non-operating change in funding agreement reserves from SRE, actuarial experience and unlocking. Unlocking, net of noncontrolling interests, was favorable $6 million primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting.

Net Investment Spread

Three months ended September 30, 2022
Fixed income and other net investment earned rate	3.27%
Alternative net investment earned rate	8.26%
Net investment earned rate	3.58%
Strategic capital management fees	0.03%
Cost of funds	(2.01)%
Net investment spread	1.60%

Net investment earned rate of 3.58% for the three months ended September 30, 2022 is comprised of a fixed income and other net investment earned rate of 3.27% and alternative net investment earned rate of 8.26%. The fixed income earned rate was adversely impacted by unfavorable purchase accounting impacts, partially offset by floating rate income due to the increase in rates. The alternative investment earned rate was driven by strong performance on real estate funds, Foundation Home Loans and MidCap but was adversely impacted by unfavorable economics.

Strategic capital management fees of 0.03% for the three months ended September 30, 2022 consisted of the management fee for ADIP’s portion of Athene’s business ceded to ACRA.

Cost of funds of 2.01% for the three months ended September 30, 2022 was primarily driven by interest credited and option costs on annuity products, pension group annuity obligations, interest on funding agreement issuances, income rider reserve and DAC and VOBA amortization, as well as other liability costs. As a result of purchase accounting, Athene marked its reserve liabilities to fair value resulting in a favorable impact to cost of funds. Additionally, cost of funds was favorably impacted by an adjustment to exclude the non-operating change in funding agreement reserves from SRE, actuarial experience and unlocking.

In this section, references to 2022 refer to the nine months ended September 30, 2022.

Nine Months Ended September 30, 2022

Spread Related Earnings

SRE was $1,690.0 million for the nine months ended September 30, 2022. SRE was mainly attributed to fixed income and other investment income and strong alternative investment income, partially offset by cost of funds, other operating expenses and interest and other financing costs. Fixed income and other investment income benefited from strong growth in organic inflows as well as floating rate income driven by the increase in rates. As a result of purchase accounting, the book value of Athene’s investment portfolio was marked up to fair value resulting in an adverse impact to fixed income and other investment income. Alternative investment income benefited from the deployment of inflows into alternative investments as well as strong performance on real estate funds, Athora and MidCap but was adversely impacted by unfavorable economics. Cost of funds was primarily driven by interest credited and option costs on annuity products, pension group annuity obligations, interest on funding agreement issuances, income rider reserve and DAC and VOBA amortization as well as other liability costs. As a result of purchase accounting, Athene marked its reserve liabilities to fair value resulting in a favorable impact to cost of funds. Additionally, cost of funds was favorably impacted by actuarial experience and unlocking. Unlocking, net of noncontrolling interests, was favorable $6 million primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting.

Net Investment Spread

Nine months ended September 30, 2022
Fixed income and other net investment earned rate	3.03%
Alternative net investment earned rate	10.30%
Net investment earned rate	3.47%
Strategic capital management fees	0.03%
Cost of funds	(1.91)%
Net investment spread	1.59%

Net investment earned rate of 3.47% for the nine months ended September 30, 2022 is comprised of a fixed income and other net investment earned rate of 3.03% and alternative net investment earned rate of 10.30%. The fixed income earned rate was adversely impacted by unfavorable purchase accounting impacts, partially offset by floating rate income due to the increase in rates. The alternative investment earned rate was driven by strong performance on real estate funds, Athora and MidCap but was adversely impacted by unfavorable economics.

Strategic capital management fees of 0.03% for the nine months ended September 30, 2022 consisted of the management fee for ADIP’s portion of Athene’s business ceded to ACRA.

Cost of funds of 1.91% for the nine months ended September 30, 2022 was primarily driven by interest credited and option costs on annuity products, pension group annuity obligations, interest on funding agreement issuances, income rider reserve and DAC and VOBA amortization, as well as other liability costs. As a result of purchase accounting, Athene marked its reserve liabilities to fair value resulting in a favorable impact to cost of funds. Additionally, cost of funds was favorably impacted by actuarial experience and unlocking.

Investment Portfolio

Athene had investments, including related parties and VIEs, of $200.3 billion as of September 30, 2022. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Athene has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% – 6% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments including related parties and VIEs:

	September 30, 2022
(In millions, except percentages)	Carrying Value	Percent of Total
AFS securities
US government and agencies	$2,498	1.3%
US state, municipal and political subdivisions	920	0.5%
Foreign governments	861	0.4%
Corporate	56,908	28.4%
CLO	14,146	7.1%
ABS	9,872	4.9%
CMBS	3,063	1.5%
RMBS	5,325	2.7%
Total AFS securities, at fair value	93,593	46.8%
Trading securities, at fair value	1,590	0.8%
Equity securities	1,607	0.8%
Mortgage loans	25,145	12.6%
Investment funds	29	—%
Policy loans	353	0.2%
Funds withheld at interest	34,706	17.3%
Derivative assets	4,065	2.0%
Short-term investments	318	0.2%
Other investments	682	0.3%
Total investments	162,088	81.0%
Investments in related parties
AFS securities
Corporate	1,022	0.5%
CLO	2,481	1.2%
ABS	5,552	2.8%
Total AFS securities, at fair value	9,055	4.5%
Trading securities, at fair value	901	0.4%
Equity securities, at fair value	340	0.2%
Mortgage loans	1,331	0.7%
Investment funds	1,272	0.6%
Funds withheld at interest	9,961	5.0%
Other investments	274	0.1%
Total related party investments	23,134	11.5%
Total investments including related parties	185,222	92.5%
Investments owned by consolidated VIEs
Trading securities, at fair value	988	0.5%
Equity securities, at fair value	15	—%
Mortgage loans	2,000	1.0%
Investment funds, at fair value	11,885	5.9%
Other investments, at fair value	152	0.1%
Total investments owned by consolidated VIEs	15,040	7.5%
Total investments including related parties and VIEs	$200,262	100.0%
Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 95.4% as of September 30, 2022, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Athene invests a portion of its investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Athene has acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. It invests in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Athene’s RML portfolio primarily consists of first lien RMLs collateralized by properties located in the U.S.

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

Net Invested Assets

The following summarizes Athene’s net invested assets:

	September 30, 2022
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total
Corporate	$81,912	42.0%
CLO	19,249	9.9%
Credit	101,161	51.9%
CML	23,793	12.2%
RML	9,818	5.0%
RMBS	7,063	3.6%
CMBS	3,859	2.0%
Real estate	44,533	22.8%
ABS	20,154	10.3%
Alternative investments	12,335	6.3%
State, municipal, political subdivisions and foreign government	2,723	1.4%
Equity securities	1,823	0.9%
Short-term investments	452	0.2%
US government and agencies	2,649	1.4%
Other investments	40,136	20.5%
Cash and equivalents	7,161	3.7%
Policy loans and other	2,166	1.1%
Net invested assets	195,157	100.0%

[1] See Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures for the definition of net invested assets.

Athene’s net invested assets were $195.2 billion as of September 30, 2022. In managing its business, Athene utilizes net invested assets as presented in the above table. Net invested assets do not correspond to Athene’s total investments, including related parties, on the condensed consolidated statements of financial condition, as discussed previously in Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures. Net invested assets represent Athene’s investments that directly back the net reserve liabilities and surplus assets. Athene believes this view of its portfolio provides a view of the assets for which it has economic exposure. Athene adjusts the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. Athene also adjusts for VIEs to show the net investment in the funds, which are included in the alternative investments line above, as well as adjust for the allowance for credit losses. Net invested assets includes its proportionate share of ACRA investments, based on its economic ownership, but excludes the proportionate share of investments associated with the non-controlling interest.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
	2022	2021			2022	2021
	(In millions)				(In millions)
Principal Investing:
Realized performance fees	$92.9	$608.0	$(515.1)	(84.7)%	$371.0	$1,183.6	$(812.6)	(68.7)%
Realized investment income	61.4	295.2	(233.8)	(79.2)	324.7	397.6	(72.9)	(18.3)
Principal investing compensation	(90.3)	(309.0)	218.7	(70.8)	(401.3)	(631.3)	230.0	(36.4)
Other operating expenses	(13.9)	(11.8)	(2.1)	17.8	(37.6)	(34.1)	(3.5)	10.3
Principal Investing Income (PII)	$50.1	$582.4	$(532.3)	(91.4)	$256.8	$915.8	$(659.0)	(72.0)

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(In millions)				(In millions)
Principal Investing:
Realized performance fees	$608.0	$17.4	$590.6	NM	$1,183.6	$94.0	$1,089.6	NM
Realized investment income	295.2	5.1	290.1	NM	397.6	22.2	375.4	NM
Principal investing compensation	(309.0)	(26.2)	(282.8)	NM	(631.3)	(119.8)	(511.5)	427.0
Other operating expenses	(11.8)	(9.9)	(1.9)	19.2	(34.1)	(42.5)	8.4	(19.8)
Principal Investing Income (PII)	$582.4	$(13.6)	$596.0	NM	$915.8	$(46.1)	$961.9	NM
As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

In this section, references to 2022 refer to the three months ended September 30, 2022, references to 2021 refer to the three months ended September 30, 2021, and references to 2020 refer to the three months ended September 30, 2020.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

PII was $50.1 million in 2022, a decrease of $532.3 million, as compared to $582.4 million in 2021. This decrease was primarily attributable to decreases in realized performance fees and realized investment income of $515.1 million and $233.8 million, respectively, as equity market volatility delayed monetization activity. Realized investment income of $61.4 million in 2022 was primarily driven by realized gains from the transfer of the Company’s investment in Redding Ridge to AAA. The decrease in PII was partially offset by a decrease in principal investing compensation expense.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

PII was $582.4 million in 2021, an increase of $596.0 million, as compared to $(13.6) million in 2020. This increase was primarily attributable to increases in realized performance fees and realized investment income, partially offset by an increase in principal investing compensation expense. Realized performance fees increased to $608.0 million in 2021 from $17.4 million in 2020 driven by an increase in realized performance fees generated from Fund IX, Fund VIII and Fund VII of $269.5 million, $182.0 million and $49.4 million, respectively. The increase in realized investment income was primarily attributable to an increase in realizations driven by the sale of a platform investment to certain funds we manage and Athora in 2021. Principal investing compensation expense increased as a result of a corresponding increase in realized performance fees as described above.
In this section, references to 2022 refer to the nine months ended September 30, 2022, references to 2021 refer to the nine months ended September 30, 2021, and references to 2020 refer to the nine months ended September 30, 2020.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

PII was $256.8 million in 2022, a decrease of $659.0 million, as compared to $915.8 million in 2021. This decrease was primarily attributable to reduced realized performance fees and realized investment income as a result of delayed monetization activity in 2022, offset, in part, by a corresponding decrease in principal investing compensation. Realized investment income in 2022 was primarily attributable to realized gains on the transfer of certain of Apollo’s general partner fund co-investments transferred to Athene that were subsequently transferred to AAA and realized gains from the transfer of the Company’s investment in Redding Ridge to AAA.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

PII was $915.8 million in 2021, an increase of $961.9 million, as compared to $(46.1) million in 2020. This increase was primarily attributable to increases in realized performance fees and realized investment income, partially offset by an increase in principal investing compensation expense. Realized performance fees increased to $1.2 billion in 2021 from $94.0 million in 2020 driven by an increase in performance fees generated from Fund VIII and Fund IX of $577.1 million and $273.2 million, respectively. In 2020, the COVID-19 pandemic and the actions taken in response caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, the Company experienced significant unrealized mark-to-market losses in underlying funds which significantly delayed monetization activity. The increase in realized investment income in 2021 was primarily attributable to an increase in realizations from the sale of a platform investment to certain funds we manage and Athora and an increase in realizations from Apollo’s equity ownership in Fund VIII. Principal investing compensation expense increased as a result of a corresponding increase in realized performance fees as described above.
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

Moreover, the historical returns of funds we manage should not be considered indicative of the future results you should expect from such funds or from any future funds we may raise. There can be no assurance that any Apollo fund will continue to achieve the same results in the future.

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2022, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through September 30, 2022. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—Historical performance metrics are unreliable indicators of our current or future results of operations” in our quarterly report on Form 10-Q filed with the SEC on May 10, 2022.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. The funds included in the investment record table below have greater than $500 million of AUM and/or form part of a flagship series of funds. All amounts are as of September 30, 2022, unless otherwise noted:

(in millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Yield:
Apollo Origination Partners[1]	2022	$2,407	$2,348	$2,135	$374	$1,891	$1,838	$2,212	NM2	NM2
Hybrid:
Apollo Infrastructure Opportunity Fund II	2021	$2,683	$2,542	$921	$30	$900	$1,135	$1,165	28%	23%
Apollo Infrastructure Opportunity Fund	2018	598	897	802	1,022	205	248	1,270	25	19
FCI IV	2021	1,349	1,123	154	5	154	155	160	NM2	NM2
FCI III	2017	2,530	1,906	3,101	2,395	1,810	1,716	4,111	16	13
FCI II	2013	2,069	1,555	3,449	2,818	1,719	1,436	4,254	7	5
FCI I	2012	—	559	1,516	1,975	—	—	1,975	12	8
HVF II	2022	4,455	4,592	1,790	8	1,782	1,682	1,690	NM2	NM2
HVF I	2019	3,873	3,238	3,682	2,372	2,202	2,811	5,183	25	20
SCRF I, II, III, IV3	Various	2,679	3,963	8,323	8,729	780	670	9,399	13	10
Accord V4	2022	1,868	1,922	1,095	311	788	725	1,036	NM2	NM2
Accord I, II, III, III B & IV4	Various	—	6,070	4,765	5,137	—	—	5,137	22	17
Accord+	2021	2,438	2,255	2,170	499	1,705	1,638	2,137	NM2	NM2
Total Hybrid		$24,542	$30,622	$31,768	$25,301	$12,045	$12,216	$37,517
Equity:
Fund IX	2018	$31,845	$24,729	$17,293	$7,063	$13,293	$20,648	$27,711	40%	26%
Fund VIII	2013	11,513	18,377	16,273	20,332	5,716	7,850	28,182	15	11
Fund VII	2008	413	14,677	16,461	34,205	19	77	34,282	33	25
Fund VI	2006	366	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	62	3,742	5,192	12,721	120	3	12,724	61	44
Fund I, II, III, IV & MIA[5]	Various	9	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[6]		$44,208	$78,981	$76,429	$112,857	$19,553	$28,578	$141,435	39	24
ANRP III	2020	1,618	1,400	781	87	771	1,054	1,141	NM2	NM2
ANRP II	2016	1,711	3,454	2,931	2,965	1,153	1,155	4,120	16	9
ANRP I	2012	220	1,323	1,149	1,209	461	22	1,231	2	(2)
Impact Mission Fund[1]	N/A	1,053	947	547	44	503	626	670	NM2	NM2
EPF IV1,7	N/A	1,628	1,618	251	—	251	251	251	NM2	NM2
EPF III[7]	2017	4,534	4,326	4,605	3,123	2,282	3,075	6,198	19	11
EPF II7	2012	864	3,315	3,020	4,437	466	213	4,650	13	8
EPF I7	2007	199	1,269	1,668	2,814	—	—	2,814	23	17
U.S. RE Fund III[8]	2021	1,087	1,114	502	61	481	671	732	40	33
U.S. RE Fund II8	2016	1,341	1,264	1,067	663	747	1,111	1,774	16	14
U.S. RE Fund I8	2012	36	641	626	938	70	4	942	13	10
Asia RE Fund II8	2022	972	978	515	195	345	353	548	6	3
Asia RE Fund I8	2017	692	691	471	248	297	448	696	14	10
Total Equity		$60,163	$101,321	$94,562	$129,641	$27,380	$37,561	$167,202
1Vintage Year is not yet applicable as these funds have not had their final closings.
2Data has not been presented as the fund’s effective date is less than 24 months prior to the period indicated and such information was deemed not meaningful.
3Remaining cost for certain of the hybrid funds we manage may include physical cash called, invested or reserved for certain levered investments.
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
7Includes funds denominated in euros with historical figures translated into U.S. dollars at an exchange rate of €1.00 to $0.98 as of September 30, 2022.

8U.S. RE Fund I, U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II had $145 million, $792 million, $439 million, $348 million and $515 million of co-investment commitments as of September 30, 2022, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pounds sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.12 as of September 30, 2022.

Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of September 30, 2022:

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$7,795	$18,875	29%
Non-Control Distressed	6,302	10,670	71
Total	14,097	29,545	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	62,332	111,890	21
Total	$76,429	$141,435	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and VI are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated and such information was deemed not meaningful. All amounts are as of September 30, 2022:

Fund IX1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$4,082	$7,476
Opportunistic Buyouts	12,427	17,988
Distressed[2]	784	2,247
Total	$17,293	$27,711

Fund VIII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,704	$6,935
Opportunistic Buyouts	13,002	20,493
Distressed[2]	567	754
Total	$16,273	$28,182

Fund VII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,539	$4,845
Opportunistic Buyouts	4,338	10,799
Distressed/Other Credit[2]	9,584	18,638
Total	$16,461	$34,282
1Committed capital less unfunded capital commitments for Fund IX, Fund VIII and Fund VII were $16.1 billion, $17.7 billion and $14.7 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable governing agreements.
2The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through September 30, 2022), our private equity funds have invested $76.2 billion, of which $22.0 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of September 30, 2022. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.

Perpetual Capital

The following table summarizes the investment record for our Perpetual Capital vehicles, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns[1]
	IPO Year[2]	Total AUM	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
		(In millions)
MidCap[3]	N/A	$11,558	4%	3%	15%	16%
AIF	2013	343	—%	3%	(18)%	15%
AFT	2011	355	—%	2%	(18)%	15%
MFIC/Other[4]	2004	9,266	(2)%	(2)%	(13)%	32%
ARI	2009	9,860	(17)%	(5)%	(30)%	42%
Total		$31,382
1Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.
2An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
3MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 3% and 2% for the three months ended September 30, 2022 and 2021, respectively, and 12% and 12% for the nine months ended September 30, 2022 and 2021, respectively.
4Included within total AUM of MFIC/Other, is $4.6 billion of AUM related to a non-traded business development company and $1.9 billion of AUM related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to our non-U.S. GAAP performance measure:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2022	2021	2022	2021
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$(876)	$249	$(3,797)	$1,568
Preferred dividends	—	9	—	27
Net income (loss) attributable to non-controlling interests	(298)	373	(1,909)	2,060
GAAP Net Income (Loss)	$(1,174)	$631	$(5,706)	$3,655
Income tax provision (benefit)	(185)	101	(1,280)	498
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$(1,359)	$732	$(6,986)	$4,153
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	55	32	219	94
Equity-based compensation	46	20	139	55
Preferred dividends	—	(9)	—	(27)
Transaction-related charges[2]	(5)	(1)	(6)	27
Merger-related transaction and integration costs[3]	14	15	50	39
(Gains) losses from change in tax receivable agreement liability	—	—	14	(2)
Net (income) loss attributable to non-controlling interests in consolidated entities	328	(113)	1,882	(300)
Unrealized performance fees	66	159	109	(1,411)
Unrealized profit sharing expense	(19)	(41)	(16)	646
HoldCo interest and other financing costs[4]	29	42	103	128
Unrealized principal investment income (loss)	128	219	138	(154)
Unrealized net (gains) losses from investment activities and other	(15)	(152)	(138)	(1,391)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	1,737	—	6,913	—
Non-operating change in insurance liabilities and related derivatives, net of offsets	(64)	—	398	—
Integration, restructuring and other non-operating expenses	37	—	104	—
Equity-based compensation expense	15	—	40	—
Adjusted Segment Income	993	903	2,963	1,857
HoldCo interest and other financing costs[4]	(29)	(42)	(103)	(128)
Taxes and related payables	(163)	(108)	(578)	(180)
Adjusted Net Income	$801	$753	$2,282	$1,549

[1] Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are required to be used by employees of Apollo to purchase restricted shares of common stock or is delivered in the form of RSUs, which are granted under the Equity Plan. Equity-based profit sharing expense and other also includes performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

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
[4] Represents interest and other financing costs related to AGM not attributable to any specific segment.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	As of September 30, 2022	As of September 30, 2021	As of December 31, 2021
Total GAAP Common Stock Outstanding	572,670,634	245,393,192	248,896,649
Non-GAAP Adjustments:
Participating Apollo Operating Group Units	—	187,406,688	184,787,638
Vested RSUs	13,492,457	253,953	17,700,688
Unvested RSUs Eligible for Dividend Equivalents	14,181,682	7,311,733	9,809,245
Adjusted Net Income Shares Outstanding	600,344,773	440,365,566	461,194,220
The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	September 30, 2022	December 31, 2021
Total investments, including investment in related parties	$185,222	$—
Derivative assets	(4,065)	—
Cash and cash equivalents (including restricted cash)	10,847	—
Accrued investment income	1,226	—
Payables for collateral on derivatives	(2,538)	—
Reinsurance funds withheld and modified coinsurance	7,156	—
VIE and VOE assets, liabilities and non-controlling interest	13,259	—
Unrealized (gains) losses	25,098	—
Ceded policy loans	(180)	—
Net investment receivables (payables)	249	—
Allowance for credit losses	446	—
Total adjustments to arrive at gross invested assets	51,498	—
Gross invested assets	236,720	—
ACRA non-controlling interest	(41,563)	—
Net invested assets	$195,157	$—

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

AGM is a holding company whose primary source of cash flow is distributions from its subsidiaries, which are expected to be sufficient to fund cash flow requirements based on current estimates of future obligations. AGM’s primary liquidity needs include the cash-flow requirements relating to its corporate activities, including its day-to-day operations, common stock dividend payments and strategic transactions, such as acquisitions.

At September 30, 2022, the Company had $10.9 billion of unrestricted cash and cash equivalents and $1.0 billion of U.S. Treasury securities as well as $4.5 billion of available funds from the AMH credit facility, AHL credit facility, and AHL liquidity facility.

Primary Uses of Cash

Over the next 12 months, we expect the Company’s primary liquidity needs will be to:

•support the future growth of Apollo’s businesses through strategic corporate investments
•pay the Company’s operating expenses, including, compensation, general, administrative, and other expense
•make payments to policyholders for surrenders, withdrawals and payout benefits
•make interest and principal payments on funding agreements
•make payments to satisfy pension group annuity obligations and policy acquisition costs
•pay taxes and tax related payments
•pay cash dividends
•make payments related to the AOG Unit Payment
•repurchase common stock
•make payments under the tax receivable agreement

Over the long term, we believe we will be able to (i) grow Apollo’s Assets Under Management and generate positive investment performance in the funds we manage, which we expect will allow us to grow the Company’s management fees and performance fees and (ii) grow the investment portfolio of retirement services, in each case in amounts sufficient to cover our long-term liquidity requirements, which may include:

•supporting the future growth of our businesses
•creating new or enhancing existing products and investment platforms
•making payments to policyholders
•pursuing new strategic corporate investment opportunities
•paying interest and principal on the Company’s financing arrangements
•repurchasing common stock
•making payments under the tax receivable agreement
•making payments related to the AOG Unit Payment
•paying cash dividends

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(In millions)	2022	2021
Operating Activities	$2,324	$2,137
Investing Activities	(12,171)	(344)
Financing Activities	21,013	(444)
Effect of exchange rate changes on cash and cash equivalents	(18)	—
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$11,148	$1,349
The assets of our consolidated funds and VIEs, on a gross basis, could have a substantial effect on the accompanying statement of cash flows. Because our consolidated funds and VIEs are generally treated as investment companies for accounting purposes, their investing cash flow amounts are included in our cash flows from operating activities. The table below summarizes our consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds and VIEs.

	For the Nine Months Ended September 30,
(In millions)	2022	2021
Net cash provided by the Company's operating activities	$6,923	$2,061
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	(4,599)	76
Net cash provided by operating activities	2,324	2,137
Net cash used in the Company's investing activities	(10,491)	(368)
Net cash provided by (used in) the Consolidated Funds and VIEs investing activities	(1,680)	24
Net cash used in investing activities	(12,171)	(344)
Net cash provided by (used in) the Company's financing activities	14,740	(1,161)
Net cash provided by the Consolidated Funds and VIEs financing activities	6,273	717
Net cash provided by (used in) financing activities	$21,013	$(444)

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

•During the nine months ended September 30, 2022, cash used in operating activities primarily includes net cash used in our consolidated funds and VIEs for purchases of investments. Net cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, as well as cash received from pension group annuity transactions net of outflows.

•During the nine months ended September 30, 2021, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily includes cash inflows from consolidated funds and from the sale of investments offset by cash outflows for purchases of investments.

Investing Activities

The Company’s investing activities support the growth of its business. The primary sources of cash within investing activities include: (a) distributions from investments and (b) sales, maturities and repayments of investments. The primary uses of cash within investing activities include: (a) capital expenditures, (b) purchases and acquisitions of new investments, including purchases of U.S. Treasury securities and (c) equity method investments in the funds we manage.

•During the nine months ended September 30, 2022, cash used in investing activities primarily reflects the purchase of investments due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by Athene cash acquired as a result of the Mergers and the sale, repayment and maturity of investments.

•During the nine months ended September 30, 2021, cash used in investing activities primarily reflects purchases of investments in Motive Partners and Challenger Ltd. and net contributions to equity method investments. Net cash used in investing activities also reflects the investing activity of our consolidated funds and VIEs, which primarily reflects net proceeds from maturities of U.S. Treasury securities.

Financing Activities

The Company’s financing activities reflect its capital market transactions and transactions with equity holders. The primary sources of cash within the financing activities section includes: (a) proceeds from debt and preferred equity issuances, (b)

inflows on Athene’s investment-type policies, (c) changes of cash collateral posted for derivative transactions, and (d) capital contributions and proceeds from other borrowing activities. The primary uses of cash within the financing activities section include: (a) dividends, (b) payments under the tax receivable agreement, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, (e) repayments of debt, (f) withdrawals on Athene’s investment-type policies and (g) changes of cash collateral posted for derivative transactions.

•During the nine months ended September 30, 2022, cash provided by financing activities primarily reflects the strong organic inflows from retail, flow reinsurance and funding agreements, net of withdrawals, partially offset by the payment of stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt.

•During the nine months ended September 30, 2021, cash used in financing activities primarily reflects dividends to common stockholders, distributions to non-controlling interest holders, and repurchases of common stock. Net cash used in financing activities also reflects the financing activity of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt, net contributions from non-controlling interests in consolidated entities, proceeds from issuance of securities of a SPAC, partially offset by payment of underwriting discounts and cash outflows for the principal repayment of debt.

Contractual Obligations, Commitments and Contingencies

For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 17 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies.” The Company’s commitments are primarily fulfilled through cash flows from operations and financing activities.

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

On November 2, 2022, AGM declared a cash dividend of $0.40 per share of its common stock, which will be paid on November 30, 2022 to holders of record at the close of business on November 17, 2022.

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

At September 30, 2022, the asset management business had $1.1 billion of unrestricted cash and cash equivalents and $1.0 billion of U.S. Treasury securities as well as $750 million of available funds from the AMH credit facility.

Future Debt Obligations

The asset management business had long-term debt of $2.8 billion at September 30, 2022, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048 and 2050. See note 12 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

Revolver Facility

Under the 2022 AMH credit facility, AMH may borrow in an aggregate amount not to exceed $1.0 billion and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. The 2022 AMH credit facility has a final maturity date of October 12, 2027. See note 12 to the condensed consolidated financial statements for details regarding the AMH credit facility refinancing, which occurred during the fourth quarter of 2022.

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

As of September 30, 2022, the outstanding AOG Unit Payment amount was $394 million, payable in equal installments through December 31, 2024. See note 16 for more information.

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

Apollo Asset Management and Athene are minority investors in Athora with a long-term strategic relationship. Through its share ownership, Apollo has approximately 19.9% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo Asset Management represent, in the aggregate, approximately 15.1% of the total voting power in Athora.

Fund Escrow

As of September 30, 2022, the remaining investments and escrow cash of Fund VII was valued at 112% of the fund’s unreturned capital which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Athene’s investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services’ business does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. Athene has access to additional liquidity through the $1.25 billion AHL credit facility, the AHL liquidity facility with a current borrowing capacity of $2.5 billion, and its $2.0 billion of committed repurchase facilities. Both the AHL credit facility and AHL liquidity facility were undrawn as of September 30, 2022. Athene also has a registration statement on Form S-3 to provide it with access to the capital markets, subject to favorable market conditions and other factors. Athene is also party to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value during the surrender charge period of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and MVAs, which are intended to protect it from early withdrawals. As of September 30, 2022, approximately 75% of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2022, approximately 53% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Athene’s funding agreements, group annuities and payout annuities are generally non-surrenderable, which accounts for approximately 31% of Athene’s net reserve liabilities as of September 30, 2022.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of September 30, 2022, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2022, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $3.7 billion.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2022, the total maximum borrowings under the FHLB facilities were limited to $48.6 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of September 30, 2022 Athene had the ability to draw up to an estimated $5.3 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of September 30, 2022, the payables for repurchase agreements were $4.5 billion, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $4.6 billion. As of September 30, 2022, payables for repurchase agreements were comprised of $1.6 billion of short-term and $2.9 billion of long-term repurchase agreements.

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

Other Sources of Funding

Athene may seek to secure additional funding at the AHL level by means other than dividends from subsidiaries, such as by drawing on the undrawn $1.25 billion AHL credit facility, drawing on the undrawn $2.5 billion AHL liquidity facility or by pursuing future issuances of debt or preference shares to third-party investors. The AHL credit facility contains various standard covenants with which Athene must comply, including maintaining a Consolidated Debt to Capitalization Ratio (as such term is defined in the AHL credit facility) of not greater than 35% at the end of any quarter, maintaining a minimum Consolidated Net Worth (as such term is defined in the AHL credit facility) of no less than $7.3 billion, and restrictions on the ability to incur debt and liens, in each case with certain exceptions. The AHL liquidity facility also contains various standard covenants with which Athene must comply, including maintaining an ALRe minimum Consolidated Net Worth (as such term is defined in the AHL liquidity facility) of no less than $9.3 billion and restrictions on the ability to incur debt and liens, in each case with certain exceptions.

Future Debt Obligations

Athene had long-term debt of $3.3 billion as of September 30, 2022, which includes notes with maturities in 2028, 2030, 2031, 2051, and 2052. See note 12 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

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

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies. Liabilities for non-participating long duration contracts are established using accepted actuarial valuation methods which require Athene to make certain assumptions regarding expenses, investment yields, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of September 30, 2022, the reserve investment yield assumptions for non-participating contracts range from 2.3% to 5.9% and are specific to Athene’s expected earned rate on the asset portfolio supporting the reserves. Athene bases other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary. Premium deficiency tests are performed periodically using current assumptions, without provisions for adverse deviation, in order to test the appropriateness of the established reserves. If the reserves using current assumptions are greater than the existing reserves, the excess is recorded and the initial assumptions are revised.

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

The assessments used to accrue liabilities are based on interest margins, rider charges, surrender charges and realized gains (losses). As such, future reserve changes can be sensitive to changes in investment results and the impacts of shadow adjustments, which represent the impact of assuming unrealized gains (losses) are realized in future periods. As of September 30, 2022, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $5.1 billion. The relative sensitivity of the GLWB and GMDB liability balance from changes to these assumptions, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth, has decreased following the business combination and purchase accounting described in note 3. Using factors consistent with those previously disclosed in Athene’s 2021 Annual Report, changes to the GLWB and GMDB liability balance from these hypothetical changes in assumptions are not significant.

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

As of September 30, 2022, Athene had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $5.0 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	September 30, 2022
+100 bps discount rate	$(248)
–100 bps discount rate	274

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

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of September 30, 2022:

	Remaining 2022	2023 - 2024	2025 - 2026	2027 and Thereafter	Total
	(In millions)
Asset Management
Operating lease obligations[1]	$16	$140	$135	$538	$829
Other long-term obligations[2]	16	17	—	—	33
AMH credit facility[3]	—	1	1	—	2
Debt obligations[3]	30	741	700	2,570	4,041
AOG Unit payment [4]	44	350	—	—	394
	106	1,249	836	3,108	5,299
Retirement Services
Interest sensitive contract liabilities	4,131	40,546	34,262	87,955	166,894
Future policy benefits	446	4,135	4,057	46,071	54,709
Debt[3]	34	253	253	4,172	4,712
Securities to repurchase[5]	1,448	422	1,269	1,807	4,946
	6,059	45,356	39,841	140,005	231,261
Obligations	$6,165	$46,605	$40,677	$143,113	$236,560

[1] Operating lease obligations excludes $196 million of other operating expenses associated with operating leases.
[2] Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

[3] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements. See note 12 of the condensed consolidated financial statements for further discussion of these debt obligations.

4 On December 31, 2021, each holder of AOG Units (other than those held by the Company and Athene) sold a portion of their limited partnership interests to the Company in exchange for the AOG Unit Payment. See note 16 to the condensed consolidated financial statements for more information.

[5] The obligations for securities for repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the September 30, 2022 interest rate.

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
(iii)In connection with the Stone Tower acquisition, Apollo agreed to pay the former owners of Stone Tower a specified percentage of any future performance fees earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay the former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. These contingent consideration liabilities are remeasured to fair value at each reporting period until the obligations are satisfied. See note 17 to the condensed consolidated financial statements for further information regarding the contingent consideration liabilities.
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

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of September 30, 2022, Athene estimates a net decrease to its point-in-time pre-tax income from changes in the fair value of these financial instruments of $749 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes in rider reserves, resulting in an offsetting increase to Athene’s pre-tax income of $24 million. If there were a similar parallel increase in interest rates from levels as of December 31, 2021, Athene estimates a net decrease to its point-in-time pre-tax income from changes in the fair value of these financial instruments of $511 million with an offsetting increase to pre-tax income of $17 million from DAC, DSI and VOBA amortization and changes in rider reserves. The increase in sensitivity was primarily due to (i) the election of the fair value accounting option for Athene’s mortgage loan portfolio, and (ii) materially different offsets stemming from DAC, DSI, and VOBA balances as a result of purchase accounting. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings would be an increase of approximately $30 to $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by a change in investment income from floating rate assets and liabilities, offset by DAC and DSI amortization and rider reserve change, all calculated without regard to future changes to assumptions. Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes.” See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures for the reconciliation of net income (loss) attributable to AGM common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income of an immediate, parallel increase in interest rates of 25 basis points from levels as of September 30, 2022, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

Athene assesses public equity market risk for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there were a decline in public equity market prices of 10% as of September 30, 2022, Athene estimates a net decrease to its pre-tax income from changes in the fair value of these financial instruments of $244 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes in rider reserves, resulting in an offsetting increase to Athene’s pre-tax income of $15 million. As of December 31, 2021, Athene estimates that a decline in public equity market prices of 10% would cause a net decrease to Athene’s pre-tax income from changes in the fair value of these financial instruments of $392 million with an offsetting increase to Athene’s pre-tax income of $131 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The decline in the DAC, DSI, and VOBA amortization as of September 30, 2022 when compared to that as of December 31, 2021 is driven by (i) the decline in the market value of the equity options and (ii) materially different offsets stemming from DAC, DSI, and VOBA balances as a result of purchase accounting. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. It is unclear how the IRA will be implemented by the U.S. Department of the Treasury through regulation. We are still evaluating the impact of the IRA on our tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. We will continue to evaluate the IRA’s impact as further information becomes available.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

On August 12, 2022, the Company issued 1,524,137 restricted shares to the Apollo Opportunity Foundation. On August 16, 2022, the Company issued 15,028 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 1,304 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended September 30, 2022.

Period	Total number of shares of common stock purchased[1]	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[3]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
July 1, 2022 through July 31, 2022
Opportunistic repurchases	37,558		37,558
Equity award-related repurchases[2]	—		—
Total	37,558	$47.82	37,558	$1,946,036,363
August 1, 2022 through August 31, 2022
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	726,363		692,500
Total	726,363	$58.80	692,500	$1,905,314,710
September 1, 2022 through September 30, 2022
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Total	—	$—	—	$1,905,314,710
Total
Opportunistic repurchases	37,558		37,558
Equity award-related repurchases[2]	726,363		692,500
Total	763,921		730,058

[1] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the three months ended September 30, 2022, we repurchased 33,863 shares of common stock at an average price paid per share of $59.82 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards.

[2] Represents repurchases of shares of common stock in order to offset the dilutive impact of share issuances under the Equity Plan including reductions of shares of common stock that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations.

[3] Pursuant to a share repurchase program that was publicly announced on January 3, 2022, the Company is authorized to repurchase (i) up to an aggregate of $1.5 billion of shares of its common stock in order to opportunistically reduce its share count and (ii) up to an aggregate of $1.0 billion of shares of its common stock in order to offset the dilutive impact of share issuances under the its equity incentive plans, in each case with the timing and amount of repurchases to depend on a variety of factors including price, economic and market conditions as well as expected capital needs, evolution in Company’s capital structure, legal requirements and other factors. Under the share repurchase program, repurchases may be of outstanding shares of common stock occurring from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, as well as through reductions of shares that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended. The program may be suspended, extended, modified or discontinued at any time.

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

Apollo Global Management, Inc.
(Registrant)

Date: November 8, 2022	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)