Form 10-K
period 2022-12-31
Apollo Global Management, Inc.
filed 2023-03-01
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2022 was approximately $20,894,310,263.
As of February 24, 2023, there were 570,652,389 shares of the Registrant’s common stock outstanding.

Forward-Looking Statements
This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to inflation, market conditions and interest rate fluctuations generally, the impact of COVID-19, the impact of energy market dislocation, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, the accuracy of management’s assumptions and estimates, our dependence on certain key personnel, our use of leverage to finance our businesses and investments by the funds we manage, Athene’s ability to maintain or improve financial strength ratings, the impact of Athene’s reinsurers failing to meet their assumed obligations, Athene’s ability to manage its business in a highly regulated industry, changes in our regulatory environment and tax status, and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this Annual Report on Form 10-K, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

•Difficult political, market or economic conditions;
•The effects of the COVID-19 pandemic;
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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives, L.P., together with its parallel funds and alternative investment vehicles
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles
ACRA	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ADIP	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that invests alongside Athene in certain investments
ADS	Apollo Debt Solutions BDC, a non-traded business development company managed by Apollo
AFS	Available-for-sale
AIOF I	Apollo Infra Equity US Fund, L.P., Apollo Infra Equity Feeder Fund (TE), L.P., Apollo Infra Equity International Fund, L.P., and Apollo Infra Equity Feeder Fund (Non-US), L.P. and their alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds, CLO and ABS equity positions and certain other debt instruments considered to be equity-like
AmeriHome	AmeriHome Mortgage Company, LLC
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles

AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
Apollo Origination Partners	Apollo Origination Partnership, L.P., together with its parallel funds and alternative investment vehicles
APSG I	Apollo Strategic Growth Capital
APSG II	Apollo Strategic Growth Capital II
ARI	Apollo Commercial Real Estate Finance, Inc.
Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
1. the NAV, plus used or available leverage and/or capital commitments, or gross assets plus capital commitments, of the yield and certain hybrid funds, partnerships and accounts for which we provide investment management or advisory services, other than certain CLOs, CDOs, and certain perpetual capital vehicles, which have a fee-generating basis other than the mark-to-market value of the underlying assets; for certain perpetual capital vehicles in yield, gross asset value plus available financing capacity;
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
Apollo uses AUM, Gross capital deployment and Dry powder as performance measurements of its investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs.
Athene	Athene Holding Ltd. (“Athene Holding” or “AHL” together with its subsidiaries), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary ISG, provides asset management and advisory services.
Athora	Athora Holding, Ltd. (“Athora Holding”, together with its subsidiaries), a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). Apollo, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.
Atlas	An equity investment of AAA and refers to certain subsidiaries of Atlas Securitized Products Holdings LP

AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
AUSA	Athene USA Corporation
Bermuda RBC	The risk-based capital ratio of Athene's non-US reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (1) exclude US subsidiaries which are included within Athene's US RBC Ratio, (2) exclude interests in other non-insurance subsidiary holding companies from its capital base and (3) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
Capital solutions fees and other, net	Primarily includes transaction fees earned by our capital solutions business which we refer to as Apollo Capital Solutions ("ACS") related to underwriting, structuring, arrangement and placement of debt and equity securities, and syndication for funds managed by Apollo, portfolio companies of funds managed by Apollo, and third parties. Capital solutions fees and other, net also includes advisory fees for the ongoing monitoring of portfolio operations and director's fees. These fees also include certain offsetting amounts including reductions in management fees related to a percentage of these fees recognized ("management fee offset") and other additional revenue sharing arrangements.
CDI	California Department of Insurance
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned Apollo Operating Group units.
Consolidated RBC	The consolidated risk-based capital ratio of Athene's non-US reinsurance and US insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interest. Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, as well as offsets for premiums, product charges and other revenues. Costs related to business that we have exited through ceded reinsurance transactions are excluded. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
CS	Credit Suisse AG
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
DSI	Deferred sales inducement
ECR	Enhanced Capital Requirement
EPF I	Apollo European Principal Finance Fund, L.P., together with its parallel funds and alternative investment vehicles
EPF II	Apollo European Principal Finance Fund II (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
EPF III	Apollo European Principal Finance Fund III (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
EPF IV	Apollo European Principal Finance Fund IV (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FABR	Funding agreement backed repurchase agreement

Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
Fee Related Earnings, or FRE	Component of Adjusted Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) advisory and transaction fees, (iii)
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2022 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on December 31, 2022 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
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

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles

Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of Apollo ("AAME") and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME ("AAME PC")
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or "AINV")
MidCap	MidCap FinCo Designated Activity Company
MMS	Minimum margin of solvency
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	The sum of Athene’s (a) total investments on the consolidated statements of financial condition with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated VIE and VOE assets, liabilities and noncontrolling interest, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest.
Net investment earned rate	Income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the noncontrolling interest, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less total cost of funds, presented on an annualized basis for interim periods
Net IRR of accord series and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to the fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.

Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) long-term repurchase obligations, (d) dividends payable to policyholders, and (e) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of operations with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities includes our economic ownership of ACRA reserve liabilities but does not include the reserve liabilities associated with the noncontrolling interest.
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
(iii) unused credit facilities;
(iv) available commitments on those funds that generate management fees on invested capital;
(v) structured portfolio company investments that do not generate monitoring fees; and
(vi) the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.
NYC UBT	New York City Unincorporated Business Tax
NYSDFS	New York State Department of Financial Services
Other operating expenses within the Principal Investing segment	Expenses incurred in the normal course of business and includes allocations of non-compensation expenses related to managing the business.
Other operating expenses within the Retirement Services segment	Expenses incurred in the normal course of business inclusive of compensation and non-compensation expenses.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements.
PCD	Purchased Credit Deteriorated Investments
Performance allocations, Performance fees, Performance revenues, Incentive fees and Incentive income	The interests granted to Apollo by a fund managed by Apollo that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments.
Performance Fee-Eligible AUM	AUM that may eventually produce performance fees. All funds for which we are entitled to receive a performance fee allocation or incentive fee are included in Performance Fee-Eligible AUM, which consists of the following:
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

Principal Investing Income, or PII	Component of Adjusted Segment Income that is used to assess the performance of the Principal Investing segment. For the Principal Investing segment, PII is the sum of (i) realized performance fees, excluding realizations received in the form of shares, (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses.
Principal investing compensation	Realized performance compensation, distributions related to investment income and dividends, and includes allocations of certain compensation expenses related to managing the business.
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
Realized value	All cash investment proceeds received by the relevant Apollo fund, including interest and dividends, but does not give effect to management fees, expenses, incentive compensation or performance fees to be paid by such Apollo fund.

Redding Ridge	Redding Ridge Asset Management, LLC and its subsidiaries, which is a standalone, self-managed asset management business established in connection with risk retention rules that manages CLOs and retains the required risk retention interests.
Redding Ridge Holdings	Redding Ridge Holdings LP
Remaining Cost	The initial investment of a fund in a portfolio investment, reduced for any return of capital distributed to date on such portfolio investment
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
RSUs	Restricted share units
SIA	Strategic investment account
SPACs	Special purpose acquisition companies
Spread Related Earnings, or SRE	Component of Adjusted Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees received on business managed for others, primarily the ADIP portion of Athene's business ceded to ACRA, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles.
Tax receivable agreement	The tax receivable agreement entered into by and among APO Corp., the Former Managing Partners, the Contributing Partners, and other parties thereto
TDI	Texas Department of Insurance
Total Invested Capital	The aggregate cash invested by the relevant Apollo fund and includes capitalized costs relating to investment activities, if any, but does not give effect to cash pending investment or available for reserves and excludes amounts, if any, invested on a financed basis with leverage facilities
Total Value	The sum of the total Realized Value and Unrealized Value of investments
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

U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. RBC	The CAL RBC ratio for AADE, Athene's parent US insurance company
U.S. Treasury	United States Department of the Treasury
Unrealized Value	The fair value consistent with valuations determined in accordance with GAAP, for investments not yet realized and may include payments in kind, accrued interest and dividends receivable, if any, and before the effect of certain taxes. In addition, amounts include committed and funded amounts for certain investments.
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company, formerly Voya Insurance and Annuity Company
VIE	Variable interest entity
Vintage Year	The year in which a fund’s final capital raise occurred, or, for certain funds, the year of a fund’s effective date or the year in which a fund’s investment period commences pursuant to its governing agreements.
VIVAT N.V.	Athora Netherlands N.V. (formerly known as: VIVAT N.V.)
VOBA	Value of business acquired
VOE	Voting interest entity
WACC	Weighted average cost of capital

PART I

ITEM 1.    BUSINESS
Overview

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
Our Businesses

Asset Management

Our Asset Management segment focuses on three investing strategies: yield, hybrid and equity. These strategies reflect the range of investment capabilities across our platform based on relative risk and return. As an asset manager, we earn fees for providing investment management services and expertise to our client base. The amount of fees charged for managing these assets depends on the underlying investment strategy, liquidity profile, and, ultimately our ability to generate returns for our clients. We also earn capital solutions fees as part of our growing capital solutions business and as part of monitoring and deployment activity alongside our sizable private equity franchise. After expenses, we call the resulting earning stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the Asset Management segment. As of December 31, 2022, we had total AUM of $547.6 billion.

Our Asset Management segment had a team of 2,540 employees as of December 31, 2022, with offices throughout the world. This team possesses a broad range of transaction, financial, managerial and investment skills. We operate our asset management business in a highly integrated manner, which we believe distinguishes us from other alternative asset managers. Our investment teams frequently collaborate across disciplines and we believe that this collaboration enables our clients to more successfully invest across a company’s capital structure. Our objective is to achieve superior long-term risk-adjusted returns for our clients. The majority of the investment funds we manage are designed to invest capital over a period of several years from inception, thereby allowing us to seek to generate attractive long-term returns throughout economic cycles. We have a contrarian, value-oriented investment approach, emphasizing downside protection, and the preservation of capital. We believe our contrarian investment approach is reflected in a number of ways, including:

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

Yield

Yield is our largest asset management strategy with $392.5 billion of AUM as of December 31, 2022. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our affiliated origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 5% gross Return on Equity (“ROE”) and 4% net ROE annualized through December 31, 2022. The investment portfolios of the yield-oriented funds Apollo manages include several asset classes, as described below:

•Corporate Fixed Income ($100.9 billion of AUM), which generally includes investment grade corporate bonds, emerging markets investments and investment grade private placement investments;

•Corporate Credit ($76.7 billion of AUM), which includes performing credit investments, including income-oriented, senior loan and bond investments involving issuers primarily domiciled in the U.S. and in Europe as well as investment grade asset-backed securities;

•Structured Credit ($78.5 billion of AUM), which includes corporate structured and asset-backed securities as well as consumer and residential real estate credit investments;

•Real Estate Debt ($38.9 billion of AUM), including debt investments across a broad spectrum of property types and at various points within a property’s capital structure, including first mortgage and mezzanine financing and preferred equity; and

•Direct Origination ($35.5 billion of AUM), which includes originations (both directly with sponsors and through banks) and investments in loans primarily related to middle market lending and aviation finance.

Hybrid

Our hybrid strategy, with $56.4 billion of AUM as of December 31, 2022, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and a 7% net ROE annualized and the hybrid value funds we manage have generated a 21% gross IRR and a 16% net IRR from inception through December 31, 2022. The investing strategies and asset classes within our hybrid strategy are described below:

•Accord and Credit Strategies ($10.8 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that invest opportunistically in both the primary and secondary markets in order to seek to capitalize on both near- and longer-term relative value across market cycles. The investment portfolios of these funds include credit investments in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities, including senior loans (secured and unsecured), large corporate investment grade loan origination and structured capital solutions, high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments.

•Hybrid Value ($10.3 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on providing companies with, among other things, rescue financing or customized capital solutions, including senior secured and unsecured debt or preferred equity securities, often with equity-linked or equity-like upside, as well as structured equity investments.

•Infrastructure Equity ($5.4 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on investing in a broad range of infrastructure assets, including communications, midstream energy, power and renewables, and transportation related assets.

•Hybrid Real Estate ($5.1 billion of AUM), which includes our real estate income focused strategies, including core, core plus and net lease investments. Our hybrid real estate strategy consists of public and private funds that focus on investing in substantially stabilized commercial real estate properties across property types and geographies, both in the United States and in Europe.

Equity

Our equity strategy represents $98.8 billion of AUM as of December 31, 2022. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2022. Our equity strategy focuses on several investing strategies as described below:

•Flagship Private Equity ($69.1 billion of AUM), which refers to our investment strategy focused on creating investment opportunities with attractive risk-adjusted returns across industries and geographies and throughout market cycles, utilizing our value-oriented investment approach. Through this strategy, we seek to build portfolios of investments that are created at meaningful discounts to comparable market multiples of adjusted cash flow, thereby resulting in what we believe are portfolios focused on capital preservation. The transactions in this strategy include opportunistic buyouts, corporate carveouts and distressed investments. After their acquisition by an Apollo-managed fund, Apollo works with the portfolio companies of the funds it manages to seek to accelerate growth and execute a value creation strategy.

Included within flagship private equity are assets related to our impact investment strategy, which pursues private equity-like investment opportunities with the intention of generating a positive, measurable, social and/or environmental impact while also seeking to generate attractive risk-adjusted returns. The impact investment strategy targets investment opportunities across five core impact-aligned investment themes: (i) economic opportunity, (ii) education; (iii) health, safety and wellness; (iv) industry 4.0; and (v) climate and sustainability.

•European Principal Finance (“EPF”) ($8.0 billion of AUM), which refers to our investment strategy focused on European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Certain of the European Principal Finance vehicles we manage also own captive pan-European financial institutions, loan servicing and property management platforms that perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties.

•Real Estate Equity ($5.6 billion of AUM), which refers to our value add and opportunistic investment strategies that target investments in real estate and real estate-related assets, portfolios and platforms located across various real estate asset classes in regionally focused private funds in both the United States and Asia.

Perpetual Capital

Included within our investing strategies above is $321.4 billion of perpetual capital, out of the $547.6 billion of AUM as of December 31, 2022. As of December 31, 2022, perpetual capital includes, without limitation, certain assets in our yield strategy, including assets relating to publicly traded and non-traded vehicles, certain origination platform assets and assets managed for certain of our retirement services clients. Perpetual capital assets may be withdrawn under certain circumstances and utilize a range of investment strategies, including those described previously.

Athene

Apollo’s asset management business, through its consolidated subsidiary, ISG, provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, merger and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. See “Item 1. Business—Our Businesses—Retirement Services” for further details regarding Athene’s retirement services business. As of

December 31, 2022, Apollo managed or advised $236.0 billion of AUM, of which $234.8 billion was Fee-Generating AUM, in accounts owned by or related to Athene (“Athene Accounts”).

Athora

Apollo’s asset management business, through its consolidated subsidiary, ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). As of December 31, 2022, Apollo, through its subsidiaries, managed or advised $52.6 billion of AUM and $49.8 billion of Fee-Generating AUM in Athora Accounts. See note 17 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athora.

Athora Non-Sub-Advised Assets

This category includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athora Non-Sub-Advised Assets.” Our AUM within the Athora Non-Sub-Advised category totaled $35.8 billion as of December 31, 2022, of which $32.9 billion was Fee-Generating AUM.

Fundraising and Investor Relations

Within the asset management business, our fundraising strategy consists of the yield, hybrid, and equity strategies. We raise private capital from prominent institutional investors, and from public market investors, as in the case of MFIC, AFT, AIF and ARI. In our equity strategy and certain funds in our hybrid strategy, fundraising activities for new funds begin once the investor capital commitments for the current fund are largely invested or committed to be invested. The investor base includes new investors and investors from prior funds, which in many instances have increased their commitments to subsequent funds. During the fundraising effort for Fund IX, investors representing over 85% of Fund VIII’s third party capital committed to Fund IX. The single largest unaffiliated investor in Fund IX represents 4% of Fund IX’s total fund size. In addition, many of our investment professionals commit their own capital to each flagship equity fund.

We maintain a rigorous investment process for yield, hybrid, and equity investments, and have in place procedures to allocate investment opportunities among the funds we manage. We have professionals responsible for selecting, evaluating, structuring, performing due diligence on, negotiating, executing, monitoring and exiting investments for our traditional equity funds, and yield and hybrid funds we manage, respectively, as well as for pursuing operational improvements in the funds’ portfolio companies through management consulting arrangements in case of equity funds. Our investment committees for relevant funds review the analyses of prospective investments, and ultimately approve recommended investments and dispositions.

The processes by which our funds receive and invest capital vary by investing strategy and type of fund. However, in all types of funds we manage, investors deliver capital when called by us as investment opportunities become available. We also have several perpetual capital vehicles with unlimited duration that raise capital by issuing equity securities in the public markets and can also issue debt. Our hedge fund style yield funds, generally structured as limited partnerships with customary redemption rights, continuously offer and sell shares or limited partner interests via private placements through monthly subscriptions, which are payable in full upon a fund’s acceptance of an investor’s subscription. The general partner’s capital commitment is determined through negotiation with the fund’s underlying investor base, and commitments are generally available for approximately six years. Generally, as each investment is realized, these funds first return the capital and expenses related to that investment and any previously realized investments to fund investors and then distribute any profits (which are typically shared 80% to the investors in equity funds and 20% to us, so long as the investors receive at least an 8% compounded annual return on their investment). Allocation of profits between fund investors and us, and the amount of the preferred return, among other provisions, varies for hybrid funds as well as many yield funds. Ownership interests in equity funds and are not subject to redemption prior to termination of the funds.

Our aim has been to build value in the portfolio companies of the hybrid and equity funds we manage. We are actively engaged with the management teams of these portfolio companies to maximize the underlying value of the business, by taking a holistic approach to value-creation and concentrating on both the asset side and liability side of the balance sheet of a company. These portfolio companies seek to capture discounts on publicly traded debt securities through exchange offers and potential debt buybacks. Our established group purchasing program helps the funds' portfolio companies leverage the combined corporate spending among Apollo and portfolio companies of the funds it manages in order to seek to reduce costs, optimize payment terms and improve service levels for all program participants.

The value of the investments that have been made by funds are typically realized through either an initial public offering of common stock on a nationally recognized exchange or through the private sale of the companies in which funds have invested.

General Partner and Professionals Investments and Co-Investments

General Partner Investments

Certain management companies, general partners and co-invest vehicles are committed to contribute to the funds we manage and their affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2022 of $0.6 billion.

Professionals Investments

To further align our interests with those of investors in the funds we manage, certain of our professionals have invested their own capital in the funds. Our professionals will either re-invest their performance fees to fund these investments or use cash on hand or funds borrowed from third parties. We generally have not historically charged management fees or performance fees on capital invested by our professionals directly in the funds.

Co-Investments

Investors in many of the funds we manage, as well as certain other investors, may have the opportunity to make co-investments with the funds. Co-investments are investments in portfolio companies or other fund assets generally on the same terms and conditions as those to which the applicable fund is subject.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene is led by a highly skilled management team with extensive industry experience and is based in Bermuda with its U.S. subsidiaries’ headquarters located in Iowa. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, merger and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. As of December 31, 2022, Athene had 1,718 employees.

Our retirement services business focuses on generating spread income by combining the two core competencies of (1) sourcing long-term, persistent liabilities and (2) using the global scale and reach of our asset management business to actively source or originate assets with Athene’s preferred risk and return characteristics. Athene’s investment philosophy is to invest a portion of its assets in securities that earn an incremental yield by taking measured liquidity and complexity risk and capitalizing on its long-dated funding profile to prudently achieve higher net investment earned rates, rather than assuming incremental credit risk. A cornerstone of Athene’s investment philosophy is that given the operating leverage inherent in its business, modest investment outperformance can translate to outsized return performance. Because Athene maintains discipline in underwriting attractively priced liabilities, it has the ability to invest in a broad range of high-quality assets to generate attractive earnings.

Our asset management expertise supports the sourcing and underwriting of assets for Athene’s portfolio. Athene is invested in a diverse array of primarily high-grade fixed income assets, including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene establishes risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration risk and caps on specific asset classes. In addition to other efforts, Athene partially mitigates the risk of rising interest rates by strategically allocating a meaningful portion of its investment portfolio into floating rate securities. Athene also maintains holdings in less interest rate-sensitive investments, including collateralized loan obligations (“CLO”), commercial mortgage loans (“CML”), residential mortgage loans (“RML”), non-agency residential mortgage-backed securities (“RMBS”) and various types of structured products, consistent with its strategy of pursuing incremental yield by assuming liquidity risk and complexity risk, rather than assuming incremental credit risk.

Rather than increase its allocation to higher risk securities to increase yield, Athene pursues the direct origination of high-quality, predominantly senior secured assets, which it believes possess greater alpha-generating qualities than securities that would otherwise be readily available in public markets. These direct origination strategies include investments sourced by (1) affiliated platforms that originate loans to third parties and in which Athene gains exposure directly to the loan or indirectly through its ownership of the origination platform and/or securitizations of assets originated by the origination platform, and (2) our asset management team’s extensive network of direct relationships with predominantly investment-grade counterparties.

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

Annuities

Athene’s primary product line is annuities, which include Fixed Indexed Annuities (“FIA”), Fixed Rate Annuities, Registered Index-Linked Annuities (“RILAs”), Payout Annuities and Group Annuities.

Fixed Indexed Annuities. FIAs are the majority of Athene’s net reserve liabilities. FIAs are a type of insurance contract in which the policyholder makes one or more premium deposits which earn interest, on a tax deferred basis, at a crediting rate based on a specified market index, subject to a specified cap, spread or participation rate. FIAs allow policyholders the possibility of earning interest without significant risk to principal, unless the contract is surrendered during a surrender charge period. A market index tracks the performance of a specific group of stocks or other assets representing a particular segment of the market, or in some cases, an entire market. Athene generally buys options on the indices to which the FIAs are tied to hedge the associated market risk. The cost of the option is priced into the overall economics of the product as an option budget.

Athene generates income on FIA products by earning an investment spread, based on the difference between (1) income earned on the investments supporting the liabilities and (2) the cost of funds, including fixed interest credited to customers, option costs, the cost of providing guarantees (net of rider fees), policy issuance and maintenance costs, and commission costs.

Fixed Rate Annuities. Fixed rate annuities include annual reset annuities and multi-year guaranteed annuities (“MYGA”). Unlike FIAs, fixed rate annuities earn interest at a set rate (or declared crediting rate), rather than a rate that may vary based on an index. Fixed rate annual reset annuities have a crediting rate that is typically guaranteed for one year. After such period, Athene has the ability to change the crediting rate at its discretion, generally once annually, to any rate at or above a guaranteed minimum rate. MYGAs are similar to annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years, rather than just one year, before it may be changed at Athene’s discretion. After the initial crediting period, MYGAs can generally be reset annually.

Registered Index-Linked Annuities. RILAs are similar to FIAs in offering the policyholder the opportunity for tax-deferred growth based in part on the performance of a market index. Compared to an FIA, RILAs have the potential for higher returns but also have the potential for risk of loss to principal and related earnings. RILAs provide the ability for the policyholder to participate in the positive performance of certain market indices during a term, limited by a cap or adjusted for a participation rate. Negative performance of the market indices during a term can result in negative policyholder returns, with downside protection typically provided in the form of either a “buffer” or a “floor” to limit the policyholder’s exposure to market loss. A “buffer” is protection from negative exposure up to a certain percentage, typically 10 or 20 percent. A “floor” is protection from negative exposure less than a stated percentage (i.e., the policyholder risks exposure of loss up to the “floor,” but is protected against any loss in excess of this amount).

Income Riders to Fixed Annuity Products. The income riders on Athene’s deferred annuities can be broadly categorized as either guaranteed or participating. Guaranteed income riders provide policyholders with a guaranteed lifetime withdrawal benefit, which permits policyholders to elect to receive guaranteed payments for life from their contract without having to annuitize their policies. Participating income riders tend to have lower levels of guaranteed income than guaranteed income riders but provide policyholders the opportunity to receive greater levels of income if the policies’ indexed crediting strategies perform well. As of December 31, 2022, 32% of Athene’s deferred annuity account value had rider benefits.

Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or market value adjustment (“MVA”), subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy, which generally ranges from 3 to 20 years. The surrender charge for most Athene products at contract inception is generally between 5% and 15% of the contract value and decreases by approximately one percentage point per year during the surrender charge period. The average surrender charge (excluding the impact of MVAs) was 6% for Athene’s deferred annuities as of December 31, 2022.

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

Athene earns income on group annuities based upon the spread between the return on the assets received in connection with the pension group annuity transaction and the cost of the pension obligations assumed. Group annuities expose Athene to longevity risk, which would be realized if plan participants live longer than assumed in underwriting the transaction, resulting in aggregate payments that exceed Athene’s expectations. However, Athene’s conservative underwriting process makes use of a wealth of pre- and post-selection participant data, including mortality experience data, particularly for mid to large size transactions, to mitigate this risk.

Funding Agreements

Funding agreements include those issued to institutions and to special-purpose unaffiliated trusts in connection with Athene’s funding agreement backed notes (“FABN”) and secured funding agreement backed repurchase agreement (“FABR”) programs. Funding agreements are issued opportunistically to institutional investors at attractive risk-adjusted funding costs. Funding agreements are negotiated privately between an investor and an insurance company. They are designed to provide an agreement holder with a guaranteed return of principal and periodic interest payments, while offering competitive yields and predictable returns. The interest rate can be fixed or floating. Athene also includes repurchase agreements with a term that exceeds one year at the time of execution within the funding agreement product category.

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

Retail

Athene has built a scalable platform that allows it to originate and rapidly grow its business in deferred annuity products. Athene has developed a suite of retirement savings products, distributed through its network of approximately 54 independent marketing organizations (“IMOs”); approximately 78,000 independent agents in all 50 states; and a growing network of 16 banks and 127 regional broker-dealers. Athene is focused in every aspect of its retail channel on providing high quality products and service to its policyholders and maintaining appropriate financial protection over the life of their policies.

Flow Reinsurance

Flow reinsurance provides another channel for Athene to source liabilities with attractive cost of funds and offers insurance companies the opportunity to improve their product offerings and enhance their financial results. As in the retail channel, Athene does not pursue flow volume growth at the expense of profitability, and therefore tends to respond rapidly to adjust pricing for changes in asset yields.

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

Within its flow reinsurance channel, Athene conducts third-party flow reinsurance transactions primarily through its subsidiary, Athene Life Re Ltd. (“ALRe”). As a fixed annuity reinsurer, ALRe partners with insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. The specific liabilities that ALRe targets to reinsure include FIAs, MYGAs, traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products.

Institutional

Athene’s institutional channel includes funding agreements and pension group annuities.

Funding Agreements. Athene participates in an FABN program through which it may issue funding agreements to a special-purpose trust, that issues senior secured medium-term notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. The proceeds of the issuance of notes are used by the trust to purchase one or more funding agreements from Athene subsidiaries with matching interest and maturity payment terms. Athene also established a secured FABR program, in which a special-purpose, unaffiliated entity may enter into a repurchase agreement with a bank and the proceeds of the repurchase agreement are used by the special-purpose entity to purchase funding agreements from Athene subsidiaries. Athene is also a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties. Finally, repurchase agreements with an original maturity exceeding one year at the time of execution are also included within the funding agreement product category.

Pension Group Annuities. Athene partners with institutions seeking to transfer and thereby reduce their obligation to pay future pension benefits to retirees and deferred participants through pension group annuities. Athene works with advisors, brokers and consultants to source pension group annuity transactions and design solutions that meet the needs of prospective pension group annuity counterparties.
Acquisitions and Block Reinsurance

Acquisitions. Acquisitions are a complementary source of growth in our retirement services business. Athene has a proven ability to acquire businesses in complex transactions at favorable terms, manage the liabilities acquired and reinvest the associated assets.

Block Reinsurance. Through block reinsurance transactions, Athene partners with life and annuity companies to decrease their exposure to one or more products or to divest of lower-margin or non-core segments of their businesses. Unlike acquisitions in which Athene acquires the assets or stock of a target company, block reinsurance allows Athene to contractually assume assets and liabilities associated with a certain book of business. In doing so, Athene contractually assumes responsibility for only that portion of the business that it deems desirable, without assuming additional liabilities.

Capital

Athene believes it has a strong capital position and is well positioned to meet policyholder and other obligations. Athene measures capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both National Association of Insurance Commissioners (“NAIC”) risk-based capital (“RBC”) and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

Deployable Capital

Athene’s deployable capital is comprised of capital from three sources: excess equity capital, untapped debt capacity and available undrawn capital commitments from ACRA. As of December 31, 2022, Athene estimates that it had approximately $5.2 billion in capital available to deploy, consisting of approximately $2.3 billion in excess equity capital, $2.7 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $0.2 billion in available undrawn capital at ACRA, subject, in the case of debt capacity, to market conditions and general availability.

ACRA

In order to support growth strategies and capital deployment opportunities, Athene established ACRA as a long-duration, on-demand capital vehicle. Athene owns 36.55% of ACRA’s economic interests and all of ACRA’s voting interests, with the remaining 63.45% of the economic interests being owned by Apollo/Athene Dedicated Investment Program (“ADIP”), a series of funds managed by Apollo. ACRA participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP’s proportionate economic interest in ACRA. This strategic capital solution is designed to provide Athene the flexibility to simultaneously deploy capital across multiple accretive avenues and sustain a profitable growth strategy at scale in a capital efficient manner, while maintaining a strong financial position.

Uses of Capital

Athene’s capital deployment includes the payment for a business opportunity, such as the payment of a ceding commission to enter into a block reinsurance transaction, and the retention of capital based on Athene’s internal capital model. Currently, Athene deploys capital in four primary ways: (1) supporting organic growth, (2) supporting inorganic growth, (3) making dividend payments to AGM, and (4) retaining capital to support financial strength ratings upgrades. Athene generally seeks mid-teen or higher returns on its capital deployment.

Internal Reinsurance

Subject to quota shares generally ranging from 80% to 100%, substantially all of the existing deposits held and new deposits generated by Athene’s U.S. insurance subsidiaries are reinsured to its Bermuda reinsurance subsidiaries. Athene maintains the same reserving standards for its Bermuda reinsurance subsidiaries as it does for its U.S. insurance subsidiaries. Athene also retrocedes certain inorganic transactions, pension group annuity transactions, funding agreement transactions and retail business to ACRA. Athene’s internal reinsurance structure provides it with several strategic and operational advantages, including the aggregation of regulatory capital, which makes the aggregate capital of its Bermuda reinsurance subsidiaries available to support the risks assumed by each entity, and enhanced operating efficiencies. As a result of its internal reinsurance structure and third-party direct to Bermuda business, a significant majority of Athene’s aggregate capital is held by its Bermuda reinsurance subsidiaries.

Ratings

As of December 31, 2022, each of Athene’s significant insurance subsidiaries is rated “A+”, “A1” or “A” by the four rating agencies that evaluate the financial strength of such subsidiaries. To achieve financial strength ratings aspirations in the

Retirement Services segment, Athene may choose to retain additional capital above the level required by the rating agencies to support operating needs. Athene believes there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in its financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels through lower funding costs.

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

Given the cyclical nature of performance fees, earnings from our Principal Investing segment, or Principal Investing Income (“PII”), is inherently more volatile in nature than earnings from the Asset Management and Retirement Services segments. We earn fees based on the investment performance of the funds we manage and compensate our employees, primarily investment professionals, with a meaningful portion of these proceeds to align our team with the investors in the funds we manage and incentivize them to deliver strong investment performance over time. We expect to increase the proportion of performance fee income we pay to our employees over time, and as such proportion increases, we expect PII to represent a relatively smaller portion of our total earnings.

Competition
Asset Management

Within the asset management business, Apollo operates in an intensely competitive industry, and expects it to remain so. We compete globally and on a regional, industry and niche basis.

We face competition both in the pursuit of outside investors for the funds we manage and in such funds acquiring investments in attractive portfolio companies and making other fund investments. We compete for outside investors for the funds we manage based on a variety of factors, including:

•investment performance;
•investor perception of investment managers’ drive, focus and alignment of interest;
•quality of service provided to and duration of relationship with investors;
•business reputation; and
•the level of fees and expenses charged for services.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

For additional information concerning the competitive risks that we face, see “Item 1A. Risk Factors—Operating Risks—We operate in highly competitive industries, which could limit our ability to achieve our growth strategies and could materially and adversely affect our businesses, financial condition, results of operations, cash flows and prospects.”

Retirement Services

Athene operates in highly competitive markets. It faces a variety of large and small industry participants, including diversified financial institutions and insurance and reinsurance companies. These companies compete in one form or another for the growing pool of retirement assets driven by a number of external factors such as the continued aging of the population and the reduction in safety nets provided by governments and private employers. In the markets in which Athene operates, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. Athene believes that its leading presence in the retirement market, diverse range of capabilities and broad distribution network uniquely position it to effectively serve consumers’ increasing demand for retirement solutions, particularly in the FIA market.

Athene faces competition in the FIA market from traditional insurance carriers such as Allianz Life Insurance Company of North America (“Allianz”) and Corebridge Financial (formerly AIG Life & Retirement). Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of products and services.

Reinsurance markets are highly competitive, as well as cyclical by product and market. As a reinsurer, ALRe competes on the basis of many factors, including, among other things, financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service and experience in the types of business underwritten. The impact of these and other factors is generally not consistent across lines of business, domestic and international geographical areas and distribution channels. ALRe’s competition includes other insurance and reinsurance companies, such as Resolution Life Group Holdings LP and Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic).

Athene faces strong competition within its institutional channel. With respect to funding agreements, namely those issued in connection with its FABN program, Athene competes with other insurers that have active FABN programs, such as MetLife, Inc. (“MetLife”) and New York Life Insurance Company. Within the funding agreement market, it competes primarily on the basis of perceived financial strength, interest rates and term. With respect to group annuities, Athene competes with other insurers that offer such annuities, such as MetLife and Prudential Financial, Inc. Within the pension group annuities market, it competes primarily on the basis of price, underwriting, investment capabilities and its ability to provide quality service to the corporate sponsor’s pension participants.

Finally, Athene faces competition in the market for acquisition targets and profitable blocks of insurance. Such competition is likely to intensify as insurance businesses become more attractive acquisition targets for both other insurance companies and financial and other institutions and as the already substantial consolidation in the financial services industry continues. Athene competes for potential acquisition and block reinsurance opportunities based on a number of factors, including perceived financial strength, brand recognition, reputation and the pricing it is able to offer, which, to the extent Athene determines to finance a transaction, is in turn dependent on its ability to do so on suitable terms. Athene believes its demonstrated ability to source and consummate large and complex transactions is a competitive advantage over other potential acquirers.

Human Capital

We believe that investing in opportunities, communities and our people helps us to achieve exceptional outcomes for our shareholders and fund investors and a positive social impact. Apollo’s talent is instrumental to our success as a global alternative asset manager and retirement services provider, and investing in and fostering a high-performing, diverse and inclusive workforce is a key pillar of operating our business. We believe this commitment to diversity, equity and inclusion is central to the Apollo business model, an integrated platform which fosters strong collaboration across businesses and functions. Rooted in our core values, we strive to build a culture where our talent can excel and grow in their careers.

Diversity, Equity, and Inclusion

At Apollo, we feel strongly that building a diverse and inclusive workforce is a strategic imperative.

We are approaching our diversity, equity and inclusion strategy through the positioning of our “expanding opportunity” initiative. Expanding opportunity focuses on three specific areas – workplace, marketplace and community. In collaboration with our employees, we are seeking to empower our entire organization to expand opportunity for underrepresented groups in the work we do, every day. We are keenly focused on how we attract, retain, develop and advance talent at Apollo. We believe that an engaged, diverse workforce is one that will bring its best ideas to innovate and drive value for the firm. To grow a more diverse workforce, we have established arrangements with several organizations to identify diverse talent. We are also committed to development of our existing talent through various opportunities including internal mobility, leadership development programs, and our employee affinity networks. Across the organization, from our team dedicated to citizenship initiatives to our employee affinity networks, we are committed to advancing a shared goal of building a more inclusive, modern high-performance culture.

Talent Development

We believe that ongoing professional development is a critical part of our culture at Apollo and an important enabler of our investment process. Because of our entrepreneurial culture, the breadth of our integrated platform, and our reputation for strong investment performance, we believe we can attract, develop and retain top talent. We have development programs in place at the associate, principal, managing director and partner levels which demonstrate our commitment to developing, engaging and retaining our employees. In addition to our training and annual review programs, we have instituted annual employee surveys that measure employee satisfaction and engagement, and help evaluate and guide human capital decision-making. We work in partnership with our employees to build ongoing culture and diversity, equity and inclusion initiatives that advance our goal of being a great place to work.

Compensation and Benefits

We work to offer a compelling employee value proposition to support our employees’ well-being and reward strong performance. Our pay for performance compensation philosophy is designed to reward employees for performance and to align employee interests with the firm’s long-term growth and with our shareholders. All of our employees are granted stock through a range of equity-based compensation programs, including our One Apollo stock program. A central component of our value proposition is engaging our people at all levels as leaders in building our culture and engaging in our communities. Our benefits programs are intended to support our employees and their families, and include healthcare, wellness initiatives, retirement programs, paid time off and family leave.

Citizenship

Apollo seeks to actively invest in our communities and engage our employees and other stakeholders in meaningful and impactful Citizenship Programs. Apollo offers its employees philanthropic, volunteer, and other forms of engagement to strengthen communities and expand opportunity around the globe. To empower employees to give back, Apollo hosts volunteer events and provides Citizenship Grants for matching gifts and volunteer rewards each year. Apollo is proud to amplify the efforts of employees, supporting the communities in which they live and the causes and organizations of greatest importance to them.

Apollo Opportunity Foundation

The Apollo Opportunity Foundation was launched in February 2022 to invest in non-profit organizations working to expand opportunity for underrepresented individuals. The Apollo Opportunity Foundation’s mission is to expand opportunity in communities where our employees live and work around the globe by deploying our capital and engaging our people to invest in career education, workforce development and economic empowerment for all. The Apollo Opportunity Foundation seeks to partner with organizations that are championed by our people to advance economic prosperity and expand opportunity for underrepresented individuals.

Environmental, Social and Governance

At Apollo, we believe that taking Sustainability and Environmental, Social and Governance (“ESG”) factors into account can help drive value creation, and we recognize the unique opportunity to do well by doing good through investments.

We understand the potential financial, social and operational benefits of implementing ESG factors into our investment processes and have invested across industries aligned with the United Nation’s Sustainable Development Goals, including healthcare, education, and energy transition.

For more than 14 years, Apollo’s ESG program has committed extensive resources, time, and capital to incorporate ESG factors into our investment analysis and investment decision-making, consistent with fiduciary obligations to deliver superior risk-adjusted returns for investors. We strive to engage with portfolio companies and issuers on ESG issues across investment portfolios, seek appropriate and applicable disclosures, report on our ESG activities and progress, and the ESG activities and progress of portfolio companies of the funds we manage, to fund investors, shareholders, and stakeholders alike, and support the implementation of ESG best practices across the alternative asset management and retirement services industries.

In 2022, as part of Apollo’s effort to create an industry-leading corporate governance model, AGM’s board of directors established a sustainability and corporate responsibility committee of the board of directors. This committee assists the board of directors in overseeing AGM’s corporate responsibility and sustainability matters, including environmental sustainability and climate change, human rights, social impact, employee health and safety, and diversity, equity and inclusion. Apollo also took several steps in 2022 to support climate-related financial transparency and strengthen our internal capabilities.

Regulatory and Compliance Matters

Our businesses, as well as the financial services and insurance industries generally, are subject to extensive regulation in the United States and around the world. Virtually all aspects of our business are subject to various laws and regulations, some of which are summarized below. Under these laws and regulations, agencies that regulate investment advisers, investment funds, insurance companies, broker-dealers and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from carrying on business if it fails to comply with such laws and regulations.

Failure to comply with applicable regulatory and compliance requirements may result in a variety of consequences, including fines, administrative measures, suspension of voting rights, suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time or mandatory disposal of interests in any affected regulated entity, revocation of investment adviser, insurance, broker-dealer and other registrations, licenses or charters, censures and other regulatory sanctions.

The legal and regulatory requirements applicable to our business are ever evolving and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Our businesses have operated for many years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.
The complex regulatory frameworks governing financial institutions, insurance companies, insurance distributors and their respective holding companies and subsidiaries, as well as those with investments in them, are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

Financial Services Regulation

Our financial services businesses, subsidiaries and/or affiliates are regulated under, among others, the Investment Advisers Act; the Investment Company Act; the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); the EU Alternative Investment Fund Managers Directive; the EU Markets in Financial Instruments Directive; the Regulation on OTC Derivatives, Central Counterparties and Trade Repositories; the Financial Stability Oversight Council; the Federal Reserve; the SEC; FINRA; the U.S. Department of Labor; the Internal Revenue Service; the Office of the Comptroller of the Currency; the Federal Communications Commission; banking and financial regulators in the European Union, Germany, Slovenia and the United Kingdom; as well as rules and regulations over CLO risk retention, real estate investment trusts, broker-dealers, “over the counter” derivatives markets, commodity pool operators, commodity trading advisors, gaming companies and natural resources companies.

Regulation under the Investment Advisers Act. We conduct our advisory business through our investment adviser subsidiaries, including Apollo Capital Management, L.P., Apollo Investment Management, L.P., Apollo Credit Management, LLC, ARIS Management, LLC, Apollo Capital Credit Adviser, LLC and Apollo Real Estate Fund Adviser, LLC, each of which is registered as an investment adviser with the SEC under the Investment Advisers Act. Apollo Capital Management, L.P. has a number of relying advisers that operate a single advisory business and rely on umbrella registration to be deemed registered as an investment adviser with the SEC. All of our SEC-registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act.

Regulation as a Broker-Dealer. Apollo Global Securities, LLC (“AGS”) and Griffin Capital Securities, LLC (“GCS”), each of which is a subsidiary of Apollo, are registered as broker-dealers with the SEC and in the U.S. states and territories and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Broker-dealers are subject to regulations that cover all aspects of the securities business, including, among other things, the implementation of a supervisory control system and effective compliance program, advertising and sales practices, conduct of and compensation in connection with public securities offerings, maintenance of adequate net capital, financial reporting, record keeping, and the conduct and qualifications of directors, officers, employees and other associated persons. State securities regulators also have regulatory oversight authority over AGS and GCS. In addition, one of our non-U.S. subsidiaries, Apollo Capital Solutions Europe B.V., is regulated under relevant broker-dealer regulations in the Netherlands. See “—Regulated Entities Outside of the U.S.” below.

Regulation as a Commodity Pool Operator and Commodity Trading Advisor. Certain investment activities entered into by Apollo managers may subject those managers to provisions of the Commodities Exchange Act and oversight by the Commodities Futures Trading Commission, including registration as a commodity pool operator or commodity trading advisor. Apollo intends to rely on exemptions from registration when available.

In addition, certain of the funds we manage are registered management investment companies under the Investment Company Act.
We are also subject to laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act, as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Department of Commerce and the U.S. Department of State.

As a result of certain investments of ours and the funds we manage in financial institutions that operate outside of the United States, Apollo is subject to regulatory supervision by international financial regulators, including the European Union, German, Slovenian and U.K. financial regulators and applicable requirements set forth in the relevant banking and consumer finance regulations of such jurisdictions. In certain cases, such regulations impose suitability and conduct standards on the Company and require notice to and in certain instances approval of, the relevant regulatory authority of an intent to increase or decrease holdings in the relevant entity outside of specified thresholds, or other contemplated changes in structure, or transactions. Failure to comply with these applicable requirements may result in a variety of consequences, including fines, administrative measures, suspension of voting rights, mandatory disposal of interests in the regulated entity or other regulatory sanctions.

Insurance Regulation

Our businesses, subsidiaries and affiliates are subject to a wide variety of insurance and insurance holding company system laws and regulations in both the United States and numerous other jurisdictions, including the European Union, Bermuda, the United Kingdom, Ireland, Italy, Germany, Belgium, the Netherlands, Australia, Singapore, Cayman Islands, Canada, Malaysia and Hong Kong.

United States

Within the United States, laws and regulations that we are subject to generally require each insurance company subsidiary to register with the insurance department in its domiciliary state and to furnish financial and other information about the operations of companies within its holding company system. These regulations also impose restrictions and limitations on the ability of an insurance company subsidiary to pay dividends and make other distributions to its parent company. In addition, transactions between an insurance company and other companies within its holding company system, including sales, loans, investments, reinsurance agreements, tax allocation agreements, management agreements and service agreements, must be on terms that are fair and reasonable and, if material or within a specified category, require prior notice and approval or non-disapproval by the applicable domiciliary state insurance department.

State insurance authorities have broad administrative powers over the insurance business of our insurance company affiliates, including: (1) licensing to transact business; (2) licensing of producers who sell our products; (3) prescribing which assets and liabilities are to be considered in determining statutory surplus; (4) regulating premium rates for certain insurance products; (5) approving policy forms and certain related materials; (6) determining whether a reasonable basis exists as to the suitability of the annuity purchase recommendations producers make and, in certain states, that such recommendations are in the best interest of the consumer; (7) regulating unfair trade and claims practices; (8) establishing reserve requirements, solvency standards and minimum capital requirements; (9) regulating the amount of dividends that may be paid in any year; (10) regulating the availability of reinsurance, the terms thereof and the ability of an insurer to take credit on its financial statements for insurance ceded to reinsurers; (11) fixing maximum interest rates on life insurance policy loans, minimum crediting rates on accumulation products and minimum allowable surrender values; (12) regulating the type, amounts and valuations of investments permitted; (13) setting parameters for transactions with affiliates; and (14) regulating certain other matters.

All states have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer, which would include a change of control of its holding company. Such laws prevent any person from acquiring direct or indirect control of any of our U.S. insurance subsidiaries or their holding companies unless that person has filed a statement with specified information with the commissioner, superintendent or director of the insurance department of the applicable state (each, a “Commissioner”) and has obtained the Commissioner’s prior approval. Under such state statutes, acquiring 10% or more of a voting interest in an insurer or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of a voting interest in a direct or indirect parent of any of our U.S. insurance subsidiaries without the prior approval of the Commissioner of the applicable state will be in violation of the applicable state’s law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and/or to other actions determined by the Commissioner. Further, a willful violation of these laws is punishable in each state as a criminal offense.

In addition, state insurance holding company laws require any controlling person of a U.S. insurer seeking to divest its controlling interest in the insurer to file with the relevant Commissioner a confidential notice of the proposed divestiture at least thirty days prior to the cessation of control (unless a person acquiring control from the divesting party has filed notice of the proposed acquisition of control with the Commissioner). After receipt of the notice, the Commissioner must determine whether the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of a direct or indirect parent of any of our U.S. insurance subsidiaries (in particular through an unsolicited transaction), even if the shareholders of such parent consider such transaction to be desirable.

Other Jurisdictions

The operations of our insurance subsidiaries and branches operating outside the United States are subject to the local regulatory and supervisory schemes in the jurisdictions in which they operate, which vary widely from country to country; however, regulators typically grant licenses to operate and control an insurance business in that jurisdiction. In general, insurance regulators in these jurisdictions have the administrative power to supervise the registration of agents, regulation of product features and product approvals, asset allocation, minimum capital requirements, solvency and reserves, policyholder liabilities, and investments. Regulatory authorities may also regulate affiliations with other financial institutions, shareholder structures and may impose restrictions on declaring dividends and the ability to effect certain capital transactions, and many jurisdictions require insurance companies to participate in policyholder protection schemes.

Many of the insurance regulatory frameworks that govern our insurance entities operating outside the United States require the prior consent of the applicable regulator in such jurisdictions before (i) any person can become a “controller”/“qualifying holder” or increase its direct or indirect holding in any regulated company, or over the parent undertaking of any such regulated company or (ii) any increase of an existing holding that would result in a person reaching the applicable thresholds of the jurisdiction (e.g., 10%, 20%, 30% or 33% and 50%). In addition, certain regulators require entities to discuss any prospective changes in organizational structure of which they are aware with the appropriate regulator, regardless of whether the controller/qualifying holder or the proposed controller/qualifying holder proposes to submit a change in control application. Breach of these requirements to notify various regulators of a decision to acquire or increase control/holding, or of the requirement to obtain approval before completing the relevant control/qualifying holding transaction may in some jurisdictions be a criminal offense attracting potentially unlimited fines. Regulators can also seek other remedies, including suspension of voting rights or having the purported acquisition annulled.

In particular, the Bermuda Monetary Authority (the “BMA”), which regulates Athene, Athora and Catalina, maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes (1) the managing director of the registered insurer or its parent company, (2) the chief executive of the registered insurer or of its parent company, (3) a shareholder controller, and (4) any person in accordance with whose directions or instructions the directors of the registered insurer or its parent company are accustomed to act.

The definition of shareholder controller is set out in the Bermuda Insurance Act 1978 (the “Bermuda Insurance Act”) but generally refers to (1) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company, (2) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company or (3) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.

Under the Bermuda Insurance Act, shareholder controller ownership is defined as follows:

Actual Shareholder Controller Voting Power	Defined Shareholder Controller Voting Power
10% or more but less than 20%	10%
20% or more but less than 33%	20%
33% or more but less than 50%	33%
50% or more	50%

Where the shares of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and such shareholder becomes a 10%, 20%, 33%, or 50% shareholder controller of the insurer, that shareholder shall, within 45 days, notify the BMA in writing that such shareholder has become, or as a result of a disposition ceased to be, a controller of any such category.

Any person or entity who contravenes the Bermuda Insurance Act by failing to give notice or knowingly becoming a controller of any description before the required 45 days has elapsed is guilty of an offense under Bermuda law and liable to a fine of $25,000 on summary conviction.

The BMA may file a notice of objection to any person or entity who has become a controller of any category when it appears that such person or entity is not, or is no longer, fit and proper to be a controller of the registered insurer. Before issuing a notice of objection, the BMA is required to serve upon the person or entity concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person or entity served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making its final determination. Any person or entity who continues to be a controller of any description after having received a notice of objection is guilty of an offense and liable on summary conviction to a fine of $25,000 (and a continuing fine of $500 per day for each day that the offense is continuing) or, if convicted on indictment, to a fine of $100,000 and/or 2 years in prison.

The Bermuda Insurance Act regulates the insurance business of our Bermuda reinsurance subsidiaries, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under such act by the BMA. The BMA is required by the Bermuda Insurance Act to determine whether an applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. The continued registration of an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Bermuda Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurers. The Bermuda Insurance Act imposes on Bermuda insurers solvency standards, as well as auditing and reporting requirements.

On December 8, 2022, the BMA issued a notice that it intends to make enhancements to Bermuda’s regulatory regime for insurers, and on February 24, 2023, the BMA issued a consultation paper on the enhancements it is considering. The consultation period is expected to continue for several months and possibly through the end of 2023. The enhancements are aimed at ensuring that the regime continues to remain fit for purpose, in line with international standards and keeps pace with market developments. In addition to potential enhancements to technical provisions and computation of the Bermuda Solvency Capital Requirement, the BMA is seeking to strengthen supervisory cooperation and exchange of information and increased publication of regulatory information to further develop good governance and risk management practices, transparency, and market discipline.

In the U.K., Apollo is considered the controller of certain insurance company (or equivalent) subsidiaries of Catalina Holdings (Bermuda) Ltd. (“Catalina”) and Aspen Insurance Holdings Limited (“Aspen”), including Catalina London Limited, Catalina Worthing Insurance Limited, AGF Insurance Limited, Aspen Insurance UK Limited (“Aspen U.K.”), which is domiciled in the United Kingdom and operates regulated branches in Australia, Canada, Singapore, Switzerland, and Aspen Managing Agency Limited, the Lloyd’s managing agent of Syndicate 4711, which has its underwriting capacity provided by Aspen’s subsidiary Aspen Underwriting Limited, a Lloyd’s corporate member. In addition, Catalina Services UK Limited and Aspen U.K. Syndicate Services Limited are also domiciled in the United Kingdom and provide insurance distribution services for purposes of certain U.K. insurance regulations.

In Ireland, Apollo is deemed to hold an indirect qualifying holding in each of Catalina Insurance Ireland DAC, which is Catalina’s wholly-owned Irish subsidiary insurance undertaking (e.g., insurance company), and Athora Ireland plc, which is a direct wholly-owned subsidiary of Athora Life Re Ltd. An indirect qualifying holding in Athora Ireland Services Limited, a wholly owned subsidiary of Athora, is also attributed to Apollo via Apollo’s indirect interest in Athora.

Apollo is deemed to hold an indirect qualifying holding in Athora Deutschland Verwaltungs GmbH, Athora Deutschland Holding GmbH & Co. KG, Athora Deutschland GmbH, Athora Lebensversicherung AG and Athora Pensionskasse AG, which are either German regulated insurance undertakings or German insurance holding companies.

Apollo is deemed to hold an indirect qualifying holding in Athora Belgium S.A./N.V. (“Athora Belgium”), which is a Belgian licensed insurance and reinsurance undertaking. In addition, some of Athora Belgium’s subsidiaries are registered with the Belgian regulator as insurance brokers and are subject to supervision by the Belgian regulator as regards their insurance distribution activities.

Apollo is deemed to hold an indirect qualifying holding in Athora Netherlands N.V. (formerly known as: VIVAT N.V.), Proteq Levensverzekeringen N.V., and SRLEV N.V., which are either Dutch regulated insurance undertakings or a Dutch insurance holding company, and Zwitserleven PPI N.V., which is a Dutch premium pension institution.

Apollo holds an indirect stake in Challenger Life Company Limited which is an Australian regulated life insurance company and a wholly owned subsidiary of Challenger Limited, an Australian listed company. Challenger Limited also has certain regulated subsidiaries outside of Australia.

Aspen also carries on insurance business through its Singapore Lloyd’s service company. Additionally, Catalina carries on insurance business through its Singapore-domiciled subsidiary Asia Capital Reinsurance Group Pte. Ltd., which in turn operates through its subsidiaries in Malaysia and through its branch office in Hong Kong.

Regulation of an Insurance Group

Many insurers, including certain of our subsidiaries, operate within a group structure with two or more affiliated persons, one or more of which is an insurer. U.S. state and international regulators have developed group supervisory frameworks in order to provide regulators with the ability to scrutinize the activities of an insurance group and assess its potential impact on individual insurers within the group.

A group supervisor may perform a number of supervisory functions, including: (1) coordinating the gathering and dissemination of relevant or essential information in both the ordinary course and emergency situations, including the dissemination of information that is of importance for the supervisory activities of other competent authorities; (2) carrying out supervisory reviews and assessments of the insurance group; (3) carrying out assessments of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (4) planning and coordinating supervisory activities in respect of the insurance group, in both the ordinary course and in emergency situations through regular meetings held at least annually (or by other appropriate means) with other competent authorities; (5) coordinating enforcement actions that may need to be taken against the insurance group or any of its members; and (6) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.

The group supervisor may impose certain requirements on the insurance group, including to make provision for, among other things: (1) assessing the financial situation and the solvency position of the insurance group and/or its members and (2) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure. Many of these requirements are still being developed in regulatory frameworks and have not yet been applied in substance to us or our affiliates or, to the extent they have been applied, remain subject to modification as part of larger prudential regulatory initiatives.

Government agencies and insurance standard setters in the U.S. and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the development of the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”), as adopted by the International Association of Insurance Supervisors (“IAIS”). ComFrame is applicable to entities that meet the IAIS’ criteria for internationally active insurance groups (“IAIGs”) and that are so designated by their group-wide supervisor and includes a group capital requirement in addition to the current legal entity capital requirements and any group capital requirements imposed by relevant insurance laws and regulations. We expect that we and/or one or more of our affiliates will be designated as an IAIG in 2023 and look forward to working constructively with our regulators to enhance the regulatory framework applied globally to, among others, companies that assist clients in planning and implementing solutions for their retirement.

Capital Requirements

Each of our insurance and reinsurance subsidiaries is subject to regulatory capital requirements based upon the laws and regulations of its jurisdiction of incorporation. Regulators of each jurisdiction in which we operate have discretionary authority in connection with our insurance and reinsurance subsidiaries’ continued licensing to limit or prohibit sales to policyholders within their respective jurisdiction or to restrict continued operation of insurers or reinsurers domiciled in their respective jurisdiction if, in their judgment, such entities have not maintained the required level of minimum surplus or capital or that the further transaction of business would be hazardous to policyholders or reinsurance counterparties.

Restrictions on Dividends and Other Distributions

Our U.S. insurance subsidiaries are also subject to restrictions on the payment of dividends. Any proposed dividend in excess of the amount permitted by law is considered an extraordinary dividend or extraordinary distribution and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Commissioner. In addition, entities that are regulated insurers are strictly prohibited from declaring or paying any dividends unless certain financial conditions are met or prior approval from the BMA is received.

Consumer Protection Laws and Privacy and Data Security Regulation

Federal and state consumer protection laws affect our operations. As part of the Dodd-Frank Act, Congress established the Consumer Financial Protection Bureau to supervise and regulate institutions that provide certain financial products and services to consumers. In addition, the Gramm-Leach-Bliley Act of 1999 implemented fundamental changes in the regulation of the financial services industry in the United States and includes privacy requirements for financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-disclosure and re-use of such information.

In addition to federal and other financial institution-specific privacy laws and regulations, an increasing number of states are considering and passing comprehensive privacy legislation. The issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent U.S. companies’ data breaches.

Regulated Entities Outside of the U.S.

Certain of our subsidiaries and the funds that we manage that operate in jurisdictions outside of the United States are licensed by or have obtained authorizations to operate in their respective jurisdictions outside of the United States, and as a result are regulated by various international regulators and subject to applicable regulation. These registrations, licenses or authorizations relate to providing investment advice, discretionary investment management, arranging deals, marketing securities, capital markets activities and other regulated activities. Failure to comply with the laws and regulations governing these subsidiaries that have been registered, licensed or authorized could expose us to liability and/or damage our reputation.

Outside of the U.S., our subsidiaries and the funds that we manage, including Apollo Management International LLP, Apollo Credit Management International Limited, Apollo Europe Limited, Mirabella Malta Advisers Limited, Apollo Asset Management Europe LLP, Apollo Asset Management Europe PC LLP, Apollo Investment Management Europe LLP, Apollo Investment Management Europe (Luxembourg) S.à r.l., Apollo Capital Solutions Europe B.V., Apollo Advisors (Mauritius) Ltd, AION Capital Management Limited, Apollo Management Singapore Pte. Ltd., Apollo Management Singapore Pte. Ltd., Apollo Management Asia Pacific Limited, Apollo Management Japan Limited, PK AirFinance Japan Godo Kaisha and PK AIR 1 JPN Godo Kaisha, are subject to regulation in the European Union, the United Kingdom, Luxembourg, the Netherlands, Malta, India, Mauritius, Singapore, Australia, Hong Kong and Japan.

Other Regulatory Considerations. Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures, such as our code of ethics, compliance systems, communication of compliance guidance and employee education and training. We have a compliance group that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Compliance Officer supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, anti-bribery, anti-money laundering (including know-your-customer controls), valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.

We generally operate without information barriers between our asset management businesses. In an effort to manage possible risks resulting from our decision not to implement these barriers, our compliance personnel maintain a list of issuers for which we have access to material, non-public information and whose securities our funds and investment professionals are not permitted to trade. We could in the future decide that it is advisable to establish information barriers, particularly as our business expands and diversifies. In such event our ability to operate as an integrated platform will be restricted.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through our website at www.apollo.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. The reports and the other documents we file with the SEC are available on the SEC’s website at www.sec.gov.

From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding the Company is routinely posted on and accessible at www.apollo.com.

ITEM 1A.    RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, financial condition, results of operations and cash flows. As used herein, references to our “asset management business” refer to the historical Apollo business, whereas references to our “retirement services business” refer to the historical Athene business.

Macroeconomic Risks

Difficult political, market or economic conditions may adversely affect our businesses in many ways which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.

Our businesses are materially affected by conditions in the political environment and financial markets and economic conditions throughout the world, such as changes in interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), governmental policy and regulatory reform, changes in trade policy, tariffs and trade sanctions on goods, trade wars, the planned discontinuation of LIBOR, U.S.-China relations, the withdrawal of the U.K. from the EU single market and customs union, imposition or maintenance of trade barriers, labor shortages, supply chain disruptions, economic, political, fiscal and/or other developments in or affecting Eurozone countries, commodity prices, currency exchange rates and controls, wars, other national and international political circumstances (including terrorist acts or security operations), natural disasters, climate change, pandemics or other severe public health crises and other events outside of our control.

Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near term. In addition, the Federal Reserve in the U.S. and central banks in various other countries have raised, and may again raise interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Interest rate risk poses a significant market risk to us as a result of interest rate-sensitive assets (e.g., fixed income assets) and liabilities (e.g., fixed deferred and immediate annuities) held by us and by the portfolio companies of the funds we manage. Certain portfolio companies of the funds we manage may also be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on their loans, particularly if interest rates rise further in response to inflation. In addition, any projected future decreases in such portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our and our funds’ investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

The Russian invasion of Ukraine has also increased global economic and political uncertainty. Furthermore, governments in the U.S., U.K., and EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, and additional controls and sanctions could be enacted in the future. We are continuing to actively monitor the situation in Russia and Ukraine and assess its impact on our business and the business and operations of the portfolio companies of the funds we manage (particularly the impact on portfolio companies that operate in industries such as chemicals, oil and gas and aviation). We have no significant exposure to Russia or Ukraine and as such, to date, the conflict has not had a material impact on our business, financial condition or results of operations. However, it is possible that the conflict in Ukraine may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. The acceleration of a global energy crisis, including as a result of restrictions on Russia's energy exports could similarly have an adverse impact on certain of the geographies where we do business and certain business and operations of the portfolio companies of the funds we manage. We cannot predict the impact the conflict may have on the global economy or our business, financial condition and operations in the future. The Russia and Ukraine conflict may also heighten the impact of other risks described herein.

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

Volatility caused by political, market or economic conditions can materially hinder the initiation of new, large-sized transactions for funds in our asset management business and, together with volatility in valuations of equity and debt securities, may adversely impact our operating results. It may also increase the risk that cash flows generated from our operations or the collateral underlying the structured products we own may differ from our expectations in timing or amount. In addition, many of our classes of investments, but in particular our alternative investments, may produce investment income that fluctuates significantly from period to period. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material and adverse effect on our business, results of operations, financial condition, liquidity and cash flows. Volatility and general economic trends are also likely to impact the performance of portfolio companies in many industries, particularly industries that are more affected by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as the travel and leisure, gaming and real estate industries. Our performance, and the performance of the funds we manage, may be adversely affected to the extent portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. There is also a risk of both sector-specific and broad-based corrections and/or downturns in the equity and/or credit markets. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs, within a time frame sufficient to match any further decreases in net income or increases in net losses relating to changes in market and economic conditions.

Moreover, our retirement services business is materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital and credit markets can have an adverse effect on our retirement services business, both because such conditions may decrease the returns on, and value of, its investment portfolio and because its benefit and claim liabilities are sensitive to changing market factors. In times of economic hardship, the policyholders of our retirement services business may choose to defer paying insurance premiums, stop paying insurance premiums altogether or surrender their policies. In addition, actual or perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing our retirement services products.

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic which has caused severe disruptions in the U.S. and global economy and could continue to impact our business, financial condition and results of operations.

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic. The COVID-19 pandemic and the responses to the pandemic have adversely impacted global commercial activity and contributed to significant volatility in financial markets. It is uncertain how long this volatility in the financial markets created by the COVID-19 pandemic will continue. While many countries around the world have removed or reduced the restrictions taken in response to the COVID-19 pandemic, the emergence of new variants of the SARS-CoV-2 virus may result in new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus. The effects of the COVID-19 outbreak on the economy and the public have been severe and have exacerbated, and may continue to exacerbate, other pre-existing political, social, economic, market and financial risks.

The emergence of new variants of the SARS-CoV-2 virus and the extended duration of the COVID-19 pandemic could adversely affect our business in a number of ways, including by adversely impacting the valuations of the investments made by our asset management and retirement services businesses, which are generally correlated to the performance of the relevant equity and debt markets; increasing volatility in the financial markets; preventing us from capitalizing on certain market opportunities; causing prolonged asset price inflation and hampering our asset management business’ ability to deploy capital or to deploy capital as profitably; interrupting global or regional supply chains; hurting consumer confidence and economic activity; reducing opportunities for our asset management business to successfully exit existing investments; straining our liquidity, which may impact our credit ratings and limit the availability of future financing; impairing our asset management business’ equity investments and impacting the ability of the portfolio companies of our asset management business to meet their respective financial obligations and comply with existing covenants; increasing the rate at which policyholders of our insurance products withdraw their policies; and reducing our ability to understand and foresee trends and changes in the markets in which we operate.
The scope and duration of any future public health crisis, including the potential emergence of new variants of the SARS-CoV-2 virus, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.

Climate change and regulatory and other efforts to reduce climate change could adversely affect our business.

We and the portfolio companies of the funds we manage face a number of risks associated with climate change, including both transition and physical risks. The transition risks that could impact us and the investments of the funds we manage include those risks related to the impact of U.S. and foreign climate- and environmental, social and governance (“ESG”)-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, our investments, and the investments of the portfolio companies of the funds we manage, are subject to risks stemming from the physical impacts of climate change. In particular, climate change may impact asset prices and the value of investments linked to real estate. For example, rising sea levels may lead to decreases in real estate values in coastal areas. We and the funds we manage have significant concentrations of real estate investments and collateral underlying investments linked to real estate in areas of the United States prone to catastrophe, including California, sections of the northeastern U.S., the South Atlantic states and the Gulf Coast.

New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us or the investments of the portfolio companies of the funds we manage and also materially increase our regulatory burden. We also face business trend-related climate risks. Certain fund investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in the funds we manage. Our reputation and investor relationships could be damaged as a result of our involvement, or the involvement of the funds we manage, in certain industries, portfolio companies or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

Operating Risks

A portion of our revenues, earnings and cash flow is highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis, which may cause the price of our shares to be volatile.

A portion of our revenues, earnings and cash flow is highly variable, primarily due to the fact that performance fees from our asset management business and the transaction, advisory and other fees that we receive, can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of the funds we manage are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of investments of the funds we manage, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, policyholder behavior, the degree to which we encounter competition and general economic and market conditions. Our future results will also be significantly dependent on the success of the larger funds we manage (e.g., Fund VIII, Fund IX and Fund X), changes in the value of which may result in fluctuations in our results. In addition, performance fees from some of the funds we manage are subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative performance fees on individual portfolio investments in excess of the amount of performance fees it would be entitled to from the profits calculated for all portfolio investments in the aggregate. Such variability may lead to volatility in the trading price of our shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in earnings and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our shares or increased volatility in the price of our shares in general.

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

We actively consider the opportunistic expansion of our businesses, both geographically and into new investment strategies, and intend, to the extent that market conditions warrant, to grow our businesses by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets, businesses and distribution channels, including the retail channel. We intend to grow our business in the future in part by acquisitions and joint ventures, each of which could require additional cash and equity, systems development and skilled personnel. We may experience challenges identifying, financing, consummating and integrating such acquisitions and transactions. Our organizational documents do not limit us to the asset management and retirement services businesses. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, including entering into new lines of business.

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

We depend on certain key personnel and the loss of their services could have a material adverse effect on us.

The success of our businesses depends on the efforts, judgment, business relationships, personal reputations and continued service of our key personnel. The loss of the services of any of our key personnel or damage to their personal reputation could have a material adverse effect on our business. Accordingly, our retention of our key personnel and our success in recruiting additional personnel is crucial to our success. If our key personnel were to join or form a competitor, our business could similarly suffer a material adverse effect. For example, some of the investors in the funds we manage could choose to invest with that competitor, another competitor or not at all, rather than in the funds we manage. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key personnel. We may also not succeed in recruiting additional personnel because the market for qualified professionals is extremely competitive. Efforts to retain or attract key personnel may result in significant additional expenses, which could adversely affect our profitability.

In addition, the governing agreements of certain of the funds we manage provide that in the event certain investment professionals and other key personnel fail to devote the requisite time to our businesses, the commitment period will terminate. In some instances, such termination becomes effective only if coupled with a certain percentage in interest of the fund investors or the respective fund advisory board not voting to continue the commitment period. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of the funds we manage would likely result in significant reputational damage to us.

Misconduct by our current and former employees, directors, advisers, third party-service providers or others affiliated with us could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

There is a risk that our employees, directors, advisers, third party-service providers or others affiliated with us could engage, deliberately or recklessly, in misconduct or fraud that creates legal exposure for us and adversely affects our businesses. With respect to our retirement services business, our insurance businesses rely on third-party intermediaries to sell our products and services and we further rely on third-party administrators to administer a portion of our annuity contracts as well as legacy life insurance business. If anyone associated or affiliated with us, or the portfolio companies of the funds we manage, were to engage, or be accused of engaging in illegal or suspicious activities, sexual harassment, racial or gender discrimination, improper use or disclosure of confidential information, fraud, payment or solicitation of bribes, misrepresentation of products and services or any other type of similar misconduct or violation of other laws and regulations, we could suffer serious harm to our brand, reputation, be subject to penalties or sanctions, face difficulties in raising funds, suffer serious harm to our financial position and current and future business relationships, as well as face potentially significant litigation or investigations.

Fraud, payment or solicitation of bribes and other deceptive practices or other misconduct at the portfolio companies of the funds we manage could similarly subject us to liability and reputational damage and also harm our performance. There are a number of grounds upon which such misconduct at a portfolio company could subject us to criminal and/or civil liability, including on the basis of actual knowledge, willful blindness, or control person liability.

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

Although we are not currently aware of any cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyberattack techniques used change frequently and are not recognized until launched, the full scope of a cyberattack may not be realized until an investigation has been performed and cyberattacks can originate from a wide variety of sources. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. Although we take protective measures and endeavor to strengthen our computer systems, software, technology assets and networks to prevent and address potential cyberattacks, there can be no assurance that any of these measures will prove effective. Furthermore, delays in the maintenance, updates, upgrading, or patching of our information systems could adversely impact their effectiveness or could expose us, as well as our clients and others who rely upon, or have exposure to, our systems, to security and other risks.

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

Many of the funds we manage invest in securities or other financial instruments that are not publicly traded or are otherwise viewed as “illiquid.” In many cases, the funds we manage may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. The ability of many funds, particularly the private equity funds, to dispose of investments is heavily dependent on the public equity markets. Furthermore, large holdings even of publicly traded securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, the funds we manage may be forced, under certain conditions, to sell securities at a loss.

In addition, many investments by our retirement services business are in securities that are not publicly traded or that otherwise lack liquidity, such as its privately placed fixed maturity securities, below investment grade securities, investments in mortgage loans and alternative investments. These relatively illiquid types of investments are recorded at fair value. If a material liquidity demand is triggered and we are unable to satisfy the demand with the sources of liquidity available to us, our retirement services business could be forced to sell certain of its assets and there can be no assurance that it would be able to sell them for the values at which such assets are recorded and it might be forced to sell them at significantly lower prices. In many cases, our retirement services business may also be prohibited by contract or applicable securities laws from selling such securities for a period of time. Thus, it may be impossible or costly to liquidate positions rapidly in order to meet unexpected withdrawal or recapture obligations. This potential mismatch between the liquidity of assets and liabilities could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Further, governmental and regulatory authorities periodically review legislative and regulatory initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, rules and regulations at any time that may impact our investments. For example, Rule 15c2-11 under the Exchange Act governs the submission of quotes into quotation systems by broker-dealers and has historically been applied to the over-the-counter equity markets. However, the SEC recently stated that it intends to apply the rule to fixed income markets, potentially restricting the ability of market participants to publish quotations for applicable fixed income securities after January 4, 2025. Such changes in regulatory requirements could disrupt market liquidity, make it more difficult for us to source and invest in attractive private investments, and cause securities that are not publicly traded to lose value, any of which could have a material and adverse effect on our business, financial condition or results of operations.

We rely on the debt financing markets for the operation of our business.

We rely on the debt financing markets for the operation of our business. To the extent that markets render debt financing difficult to obtain, refinance or extend, or more expensive, this may have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

Many of the funds we manage utilize subscription lines of credit to fund operations and investments, including their equity contributions in a portfolio company. Some of these are also intended as a source of longer-term borrowings for investments by the relevant funds. In other cases, some funds make investments through the use of net asset value-based fund finance facilities or similar financing arrangements, margin loans or other derivative financing arrangements that are backed by the fund’s investment portfolio. The interest expense and other costs incurred in connection with such indebtedness may not be recovered by appreciation in the assets purchased or carried, and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated in the event of a decline in the market value of such assets. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. The inability to obtain such financing on attractive terms may impact the ability of the funds we manage to achieve targeted rates of return.

Additionally, certain investments by the funds we manage rely heavily on the use of leverage. For example, in many of the private equity fund investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization. The absence of available sources of senior debt financing for extended periods of time could materially and adversely affect the funds we manage. In the event that funds we manage are unable to obtain committed debt financing for potential investments, including acquisitions, or can only obtain debt at an increased interest rate or otherwise on unfavorable terms, such funds may have difficulty completing otherwise profitable investments or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by counterparties with which funds we manage have contracted to effectuate an investment transaction (i.e., sellers of businesses that funds we manage may have contracted to purchase). In addition, to the extent that the current markets make it difficult or impossible for a portfolio company to refinance debt that is maturing in the near term, it may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or it may be unable to repay such debt at maturity and be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Furthermore, investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt.

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

As a result of the expected discontinuation of certain unsecured benchmark interest rates, including LIBOR and other Interbank Offered Rates (“IBORs”), regulators and market participants in various jurisdictions have been working to identify alternative reference rates that are compliant with the International Organization of Securities Commission’s standards for transaction-based benchmarks. In the U.S., the Alternative Reference Rates Committee, a group of market and official sector participants, identified the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative benchmark rate. Other alternative reference rates have been recommended in other jurisdictions.

A large number of IBOR-referenced contracts are held by or due to us or funds we manage. Furthermore, a significant number of portfolio companies of the funds we manage are borrowers of LIBOR-linked debt obligations, such as LIBOR-based credit agreements and floating rate notes. Transition from LIBOR to SOFR or to another reference rate may result in an increase or a decrease of the overall borrowing cost for us (including our retirement services business), the funds we manage and their portfolio companies. Even if the overall borrowing cost decreases, any savings that we or the funds we manage realize from such decrease could be offset partially or entirely by lower overall interest income received from certain assets. In addition, the transition from LIBOR to another reference rate could result in financial market disruption and significant increases or volatility in risk-free benchmark rates. Should such disruption occur, it may adversely affect, among other things, (1) the trading market for LIBOR-based securities, including those held in our investment portfolio and (2) the market for derivative instruments, including those that we use to achieve our hedging objectives. The most significant LIBOR exposure area for our retirement services business as it relates to legacy contracts is its portfolio of floating rate investments tied to LIBOR. As a result, the transition from LIBOR could have a direct or indirect adverse effect on our business, results of operations, financial condition, and share price.

Risks Relating to Our Asset Management Business

We may experience a decline in revenue from our asset management business.

In our asset management business, we derive revenues from:

•capital committed to the funds, invested by the funds, or the net asset value of the funds;
•management fees, which are based generally on the amount of capital committed or invested in the funds we manage;
•in connection with services relating to investments by the funds we manage, fees earned or otherwise collected by one or more service providers affiliated with us;
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

A variety of fees that we earn, such as origination, syndication, arranger, placement, sourcing, structuring and other similar financing-related fees, are driven in part by the pace at which the funds we manage commit to make or make investments. Any decline in the pace at which the funds we manage make investments would reduce our origination, syndication, arranger, structuring and other similar financing-related fees and could make it more difficult for us to raise capital. Likewise, any increase in the pace at which the funds we manage exit investments would reduce origination, syndication, arranger, structuring and other similar financing-related fees. In addition, we will experience a decrease in the amount of fee revenue if we share with fund investors a larger portion, or all, of certain types of fees generated by funds’ investments, such as management consulting fees and merger and acquisition transaction advisory fees, or if expenses arising from the operation of the funds we manage are borne by us alone, rather than the funds.

Additionally, certain of our subsidiaries perform underwriting, syndicating and securities placement services for the funds we manage and their portfolio companies, as well as for investments made by our retirement services business and for third parties. Our ability to maintain or grow these services, and the related fees we earn therefrom, depends on a number of factors, some of which are outside our control.

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

We depend on investors in the funds we manage for the continued success of our asset management business.

It could become increasingly difficult for the funds we manage to raise capital as funds compete for investments from a limited number of qualified investors. Without the participation of investors, the funds we manage will not be successful in consummating their capital-raising efforts, or they may consummate them at investment levels lower than those currently anticipated.

Certain institutional investors have publicly criticized compensation arrangements, including management, transaction and advisory fees. Although we have no obligation to modify any fees or other terms with respect to the funds we manage, we experience pressure to do so. In addition, certain institutional investors, including sovereign wealth funds and public pension funds, continue to demonstrate an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. Even though we have entered into such strategic arrangements, there can be no assurance that such alternatives will be as profitable to us as traditional investment fund structures. While we have historically competed primarily on the performance of the funds we manage, and not on the level of our management fees or performance fees relative to those of our competitors, there is a risk that management fees and performance fees in the alternative investment management industry will decline, without regard to the historical performance of a manager. Management fee or performance fee reductions on existing or future funds, without corresponding decreases in our cost structure even if other revenue streams increase, would adversely affect our revenues and profitability.

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

We continue to depend on investors in the funds we manage even after the capital-raising phase of any fund. Investors in many of the funds we manage make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected. Additionally, the governing documents of substantially all of the funds we manage in which there are third party investors provide that a simple majority-in-interest of a fund’s unaffiliated investors have the right to liquidate that fund for any or no reason, which would cause management fees and performance fees to terminate. We do not know whether, and under what circumstances, the investors in the funds we manage are likely to exercise such right. Furthermore, the management agreements of the funds we manage would also terminate if we were to experience a change of control without obtaining fund investor consent. We cannot be certain that consents required for the assignment of our management agreements will be obtained if such a deemed change of control occurs.

The governing agreements of certain of the funds we manage allow the investors of those funds to, among other things, (i) terminate the commitment period of the fund in the event that certain “key persons” fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain “key persons” engage in certain forms of misconduct, (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote, or (iv) dissolve the fund or terminate the commitment period upon a change of control. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of the funds we manage would likely result in significant reputational damage to us.

Investors in some of the funds we manage may also at times redeem their investments on an annual, semiannual or quarterly basis following the expiration of a specified period of time when capital may not be redeemed (typically between one and five years). In a declining market, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions in these funds could have a material adverse effect on our businesses, revenues, net income and cash flows.

Certain investors have placed increasing importance on the impact of investments made by the funds to which they commit capital on ESG-related issues. Consequently, the investors may decide not to commit capital in fundraises, or to withdraw previously committed capital from the funds we manage, based on their evolving ESG priorities. Certain investors may also condition capital commitments on ESG and similar matters in a way that may constrain our capital deployment opportunities, including by limiting investment opportunities in certain sectors, or taking certain actions, or refraining therefrom, that could adversely impact the value of an investment or that could improve the value of an investment. In addition, regulatory initiatives requiring asset managers and investors to classify certain funds and their investments against certain criteria are becoming increasingly common. Some categorization requirements may be subjective and, accordingly, open to interpretation. If regulators disagree with the categorization methodologies we use, or new regulations, legislation, or regulatory guidance require a methodology of measuring or disclosing ESG impact that is diﬀerent from our current practice, it could have an adverse eﬀect on fundraising eﬀorts. Given the increasing scrutiny on ESG matters as well as the increasing number of regulatory obligations relating to our business, the funds we manage, and their investments, there is an increasing risk that we could be perceived as or accused of making inaccurate or misleading statements regarding the investment strategies of the funds we manage, as well as about our, the funds’, and their investments’ performance against ESG-related measures and/or ESG initiatives. Any such perception or accusation could adversely impact our ability to raise capital and attract new investors.

Historical performance metrics are unreliable indicators of our current or future results of operations.

We have presented returns relating to the historical performance of the funds we manage and certain targets of our future performance, including by reference to the internal rate of return (“IRR”) of certain funds’ performance using a gross IRR and a net IRR calculation. The returns are relevant to us primarily insofar as they are indicative of performance fees we have earned in the past and may earn in the future, our reputation and our ability to raise new funds. The returns of the funds we manage are not, however, directly linked to returns on our shares of common stock. Moreover, the historical returns of the funds we manage should not be considered indicative of the future returns of such funds or any future funds we may raise. Performance metrics, such as IRR, going forward for any current or future fund may vary considerably from the historical performance generated by any particular fund, or for the funds we manage as a whole.

Valuations for the funds we manage entail significant complications and are not an indicator for actual realizations.

We value the illiquid investments held by the funds we manage based on our estimate of their fair value as of the date of determination based on third-party models, or models developed by us. In addition, because many of the illiquid investments held by the funds we manage are in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. We also include the fair value of illiquid assets in the calculations of net asset values, returns of the funds we manage and our AUM. Furthermore, we recognize performance fees based in part on these estimated fair values. Because these valuations are inherently uncertain, they may fluctuate greatly from period to period. Also, they may vary greatly from the prices that would be obtained if the assets were to be liquidated on the date of the valuation and often do vary greatly from the prices the funds we manage eventually realize.

If a fund realizes value on an investment that is significantly lower than the value at which it was reflected in a fund’s net asset values, the fund would suffer losses. This could in turn lead to a decline in our management fees and a loss equal to the portion of the performance fees reported in prior periods that was not actually realized upon disposition, and could slow the pace and reduce the likelihood that we earn carried interest. These effects could become applicable to a large number of investments by the funds we manage if the funds’ current valuations differ from future valuations due to market developments or other factors that are beyond our control. If asset values turn out to be materially different than values reflected in fund net asset values, fund investors could lose confidence which could, in turn, result in redemptions from the funds we manage that permit redemptions or difficulties in raising additional capital.

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

•A significant portion or all of a fund’s capital may be invested in a single investment or portfolio company and a loss with respect to such an investment or portfolio company could have a significant adverse impact on such fund’s capital.
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
•We have undertaken business initiatives to increase the number and type of investment products we could offer to investors. For example, we and the funds we manage have sponsored or otherwise made, and may continue to, sponsor or otherwise make investments in, or facilitate the acquisition of companies by, special purpose acquisition companies (“SPACs”). We are also likely to continue offering products for retail investors.

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

Our performance and the performance of many of the funds we manage are significantly affected by the value of the companies in which the funds we manage have invested. The funds we manage invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic, political and market factors. For example:

•The performance of certain of the portfolio companies of the funds we manage in the leisure and hospitality industry has been negatively impacted by the COVID-19 pandemic.
•The performance of the investments of the funds we manage in the commodities markets is substantially dependent upon prevailing prices of oil and natural gas, which have been impacted by the recent and ongoing global energy crisis.
•The investments of the funds we manage in companies in the financial services sector are subject to government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements each of which may impact the conduct of such portfolio companies.
•The real estate investments of the funds we manage are exposed to rising mortgage interest rates, increasing consumer debt and a low level of consumer confidence in the economy and/or the residential real estate market.
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
•Investments of the funds we manage in the power and energy industries involve various risks, including regulatory and market risks. The increased scrutiny of regulators and investors on the negative ESG impacts of the power and energy industries may negatively impact the value of investments in these sectors and our ability to exit certain investments on favorable terms. Future regulatory or legislative efforts by government agencies could place additional limitations on carbon-intensive forms of power generation or the exploration, mining, extraction, distribution and/or refining of certain fossil fuels.

In addition, portfolio companies of the funds we manage across a wide range of industries have experienced significant challenges in their global supply chain, including shortages in supply, or disruptions or delays in shipments, of certain materials or components used in their products, and related price increases. While to date many of these portfolio companies have been able to manage the challenges associated with these delays and shortages without significant disruption to their business, no assurance can be given that these efforts will continue to be successful. Deterioration in the domestic or international economic environment may cause decreased demand for the products and services of the portfolio companies of the funds we manage and increased competition, which could result in lower sales volume and lower prices for their products, longer sales cycles, and slower adoption of new technologies.

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

Our retirement services business is subject to significant operating and financial restrictions imposed by its credit agreements, liquidity facility and certain letters of credit and it is also subject to certain operating restrictions imposed by the indenture to which it is a party.

On December 3, 2019, AHL, ALRe, AUSA and AARe, as borrowers, entered into a credit agreement with a syndicate of banks, including Citibank, N.A., as administrative agent, and the other lenders named therein (the “AHL Credit Facility”). In the third quarter of 2022, AHL and Athene Life Re Ltd. entered into a revolving credit facility with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent, which matures on June 30, 2023, subject to additional 364-day extensions (the “AHL Liquidity Facility”). The AHL Credit Facility, the AHL Liquidity Facility and certain AHL letters of credit also entered into contain various covenants, which restrict the operations of our retirement services business. As a result of these restrictions, our retirement services business may be limited in how it conducts its operations and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities.

In addition to the covenants to which our retirement services business is subject pursuant to the AHL Credit Facility, AHL Liquidity Facility and certain letters of credit, AHL is also subject to certain limited covenants pursuant to the indenture, dated January 12, 2018, by and between AHL and U.S. Bank National Association, as trustee, as supplemented by the applicable supplemental indenture, by and among us and U.S. Bank National Association, as trustee (the “AHL Indenture”). The AHL Indenture contains restrictive covenants which limit, subject to certain exceptions, AHL’s and, in certain instances, some or all of its subsidiaries’ ability to make fundamental changes, create liens on any capital stock of certain of AHL’s subsidiaries, and sell or dispose of the stock of certain of AHL’s subsidiaries.

The terms of any future indebtedness of our retirement services business may contain additional restrictive covenants.

If we are unable to attract and retain IMOs, agents, banks and broker-dealers, sales of our retirement services products may be adversely affected.

In our retirement services business, we distribute annuity products through a variable cost distribution network, which includes numerous IMOs, independent agents, banks and regional broker-dealers. We must attract and retain such marketers, agents and financial institutions to sell our products. In particular, insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers, agents and financial institutions primarily on the basis of our financial position, support services, compensation, credit ratings and product features. Such marketers, agents and financial institutions may promote products offered by other life insurance companies that may offer a larger variety of products than we

do. Our competitiveness for such marketers, agents and financial institutions also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through banks and broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or if we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.

As a financial services company, we are exposed to liquidity risk, which is the risk that we are unable to meet near-term obligations as they come due.

Liquidity risk is a manifestation of events that are driven by other risk types (e.g., market, policyholder behavior, operational). A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources, such as the AHL Credit Facility and AHL Liquidity Facility, may be unavailable or inadequate to satisfy the liquidity demands described below. In particular, the spread of COVID-19, the war between Russia and Ukraine, and inflation and the responses by the U.S. Federal Reserve continue to contribute to volatility in the financial markets and may restrict the liquidity sources available to us and further may result in an increase of our liquidity demands. We primarily have liquidity exposure through our collateral market exposure, asset liability mismatch, dependence on the financial markets for funding and funding commitments. If a material liquidity demand is triggered and we are unable to satisfy the demand with the sources of liquidity readily available to us, it may have a material adverse impact on our business, financial condition, results of operations, liquidity and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of our liquidity and sources and uses of liquidity, including information about legal and regulatory limits on the ability of our subsidiaries to pay dividends.

The amount of statutory capital that our insurance and reinsurance subsidiaries have, or that they are required to hold, can vary significantly from time to time and is sensitive to a number of factors outside of our control.

The U.S. insurance subsidiaries of our retirement services business are subject to state regulations that provide for minimum capital requirements (“MCR”) based on risk-based capital (“RBC”) formulas for life insurance companies relating to insurance, business, asset, interest rate and certain other risks. Similarly, the Bermuda reinsurance subsidiaries of our retirement services business are subject to MCR imposed by the Bermuda Monetary Authority (“BMA”) through the BMA’s Enhanced Capital Requirement (“ECR”) and minimum margin of solvency.

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

Further to NAIC activities with respect to RBC calculation methodologies, the NAIC is pursuing a variety of reforms to its RBC framework, which could increase the capital requirements for our U.S. insurance subsidiaries. Two examples include the following: (1) a principles-based bond project is underway, which includes consideration of factors to determine whether an investment in asset-backed securities qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term invested assets), the latter of which could result, among other things, in the capital charge treatment of the investment being less favorable; and (2) a process to review capital charges on structured securities has commenced as well as the evaluation of private credit rating providers’ rating information and process for privately issued securities purchased by insurers, each of which could increase the level of capital required to be held against these assets.

Further to BMA activities with respect to ECR, BSCR or TCL calculation methodologies, on December 8, 2022, the BMA issued a notice that it intends to make enhancements to Bermuda’s regulatory regime for insurers, and on February 24, 2023, the BMA issued a consultation paper on the enhancements it is considering. The consultation period is expected to continue for several months and possibly through the end of 2023. The enhancements are aimed at ensuring that the regime continues to remain fit for purpose, in line with international standards and keeps pace with market developments. While it is too early to predict the ultimate magnitude of the financial impact for our Bermuda insurance subsidiaries, the enhancements (if enacted as currently proposed) would increase the capital requirements for our Bermuda insurance subsidiaries; however, we would expect the impact to be moderated for several reasons, including the fact that we manage capital sufficiency based upon a number of factors, including our internal modeling and analysis of economic risk, inputs from rating agency capital models and consideration of NAIC RBC capital requirements, in addition to Bermuda capital requirements.

NRSROs may also implement changes to their internal models, which differ from the RBC and BSCR capital models, that have the effect of increasing or decreasing the amount of statutory capital our subsidiaries must hold in order to maintain their current ratings. For example, on December 6, 2021, S&P Global Ratings (“S&P”) published a Request for Comment (“RFC”) on its methodology and assumptions for analyzing the risk-based capital adequacy of insurers and reinsurers. On May 9, 2022, S&P withdrew its proposed approach due to some of the comments and concerns received. S&P has stated they plan to issue a new RFC once they have finished reviewing the feedback from the initial RFC, likely in the first quarter of 2023. To the extent that one of our insurance subsidiary’s solvency or capital ratios is deemed to be insufficient by one or more NRSROs to maintain their current ratings, we may take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we are unable to accomplish such actions, NRSROs may view this as a reason for a ratings downgrade. If we are unable to accomplish such actions, NRSROs may view this as a reason for a ratings downgrade. Regulatory developments, including the NAIC’s adoption of amendments to its Insurance Holding Company System Regulatory Act and Model Regulation requiring, subject to certain exceptions, that our retirement services business file a confidential annual group capital calculation (and likely the results of an annual liquidity stress test) with the Iowa Insurance Division, the lead state insurance regulator of its U.S. insurance subsidiaries, may increase the amount of capital that our retirement services business is required to hold and could result in it being subject to increased regulatory requirements.

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

Athene and its insurance subsidiaries encounter various types of counterparty credit risk. Athene’s insurance subsidiaries cede certain risk to third-party insurance companies that may cover large volumes of business and expose them to a concentration of credit risk with respect to such counterparties. Such subsidiaries may not have a security interest in the underlying assets and despite certain indemnification rights, they retain liability to their policyholders if a counterparty fails to perform. Certain of Athene’s insurance subsidiaries also reinsure liabilities from other insurance companies and these subsidiaries may be negatively impacted by changes in the ceding companies’ ratings, creditworthiness, and market perception, or any policy administration issues. Athene further assumes pension obligations from plan sponsors that expose it to the credit risk of the plan sponsor. In addition, our retirement services business is exposed to credit loss in the event of nonperformance by its derivative agreement counterparties. If any of these counterparties is not able to satisfy its obligations to us or third parties, including policyholders, we may not achieve our targeted returns and our financial position, results of operations, liquidity and cash flow may be materially adversely affected.

The investment portfolio of our retirement services business may be subject to concentration risk, particularly with respect to single issuers, including Athora, among others; industries, including financial services; and asset classes, including real estate.

Our retirement services business faces single issuer concentration risk both in the context of strategic alternative investments, in which it occasionally holds significant equity positions, and large asset trades, in which it generally holds significant debt positions. The most significant concentration risk exposures of our retirement services business arising in the context of strategic alternative investments, on a risk-adjusted basis, is its investment in Athora, an insurance holding company focused on the European life insurance market. Given our retirement services business’ significant exposure to these issuers, it is subject to the risks inherent in their business. For example, as a life insurer, Athora is subject to credit risk with respect to its investment portfolio and mortality risk with respect to its product liabilities, each of which may be exacerbated by unforeseen events. Further, Athora has significant European operations, which expose it to volatile economic conditions and risks relating to European member countries and withdrawals thereof, such as the UK. In addition, Athora is subject to multiple legal and regulatory regimes that may hinder or prevent it from achieving its business objectives. To the extent that our retirement services business suffers a significant loss on its investment in these issuers, including Athora, our financial condition, results of operations and cash flows could be adversely affected.

In addition, from time to time, in order to facilitate certain large asset trades and in exchange for commitment fees, our retirement services business may commit to purchasing a larger portion of an investment than it ultimately expects to retain, and in such instances our retirement services business is reliant upon the ability of our asset management business to syndicate the transaction to other investors. If our asset management business is unsuccessful in its syndication efforts, our retirement services business may be exposed to greater concentration risk than what it would deem desirable from a risk appetite perspective and the commitment fee that it receives may not adequately compensate it for this risk.

Our retirement services business also has significant investments in nonbank lenders focused on providing financing to individuals or entities. As a result, through these investments, we have significant exposure to credit risk. In addition to the concentration risk arising from our retirement services business’ investments in single issuers within the nonbank lending sector of the financial services industry, we have significant exposure to the financial services industry more broadly as a result of the composition of investments in our retirement services business’ investment portfolio. Economic volatility or any further macroeconomic, regulatory or other changes having an adverse impact on the financial services industry more broadly, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

A significant portion of the net invested assets of our retirement services business is invested in real estate-related assets. Any significant decline in the value of real estate generally or the occurrence of any of the risks described elsewhere in this report with respect to the real estate-related investments of our retirement services business could materially and adversely affect our financial condition and results of operations. Specifically, through the investments of our retirement services business in CML and CMBS, we have exposure to certain categories of commercial property, including office buildings and retail, that have been adversely affected by the spread of COVID-19 and the work from home trend. In addition, the CML our retirement services business holds, and the CML underlying the CMBS that our retirement services business holds, face both default and delinquency risk.

Conflicts of Interest

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.

We increasingly confront potential conflicts of interest relating to our business, our investment activities and the investment activities of the funds we manage. As an asset manager, conflicts of interest may arise in connection with investment decisions, including regarding the identification, making, management, valuation, disposition, and timing of a fund’s investments. These conflicts of interest include conflicts that arise among the funds we manage as well as between us and the funds we manage. Certain inherent conflicts of interest arise from the fact that (i) we provide investment management services to more than one fund or client, (ii) the funds we manage often have one or more overlapping investment strategies, and (iii) we could choose to allocate an investment to more than one fund or to ourselves. Also, the investment strategies employed by us for current and future clients, or on our own behalf, could conflict with each other, and may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more clients. If participation in specific investment opportunities is appropriate for more than one of the funds we manage, participation in such opportunities will be allocated pursuant to our allocation policies and procedures, which take into account the terms of the relevant partnership or investment management agreement as well as the decisions of our allocations committee.

In addition to the potential for conflict among the funds we manage, we face the potential for conflict between us and the funds we manage or clients. These conflicts may include: (i) the allocation of investment opportunities between Apollo and the funds Apollo manages; (ii) the allocation of investment opportunities among funds with different performance fee structures, or where our personnel have invested more heavily in one fund than another; (iii) the determination of what constitutes fund-related expenses and the allocation of such expenses between our advised funds and us; and (iv) the ability of our personnel to, in certain circumstances, make investments in the funds we manage or funds managed by third parties on more favorable terms.

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

The functions of certain of our affiliates may give rise to a number of conflicts of interest. For example, certain of our affiliates are broker-dealers registered with the SEC and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) that principally conduct private placements and provide services in respect of the underwriting and syndication of securities, transaction advisory services, including capital markets advisory and structuring services, sourcing services and merger and acquisition advisory services. Additionally, certain of our affiliates and/or portfolio companies of the funds we manage provide a variety of services with respect to financial instruments, including loans, that are not subject to broker-dealer regulations, such as originating, administering, arranging, structuring, placing and syndicating loans, debt advisory and other similar services to the funds we manage and their portfolio companies, as well as third parties. While we believe these kinds of transactions are beneficial to our clients and the funds we manage, the functions that our affiliates may perform give rise to a number of conflicts of interest, including, for example, with respect to the allocation of investment opportunities. In connection with their services to the funds we manage and their portfolio companies, such affiliates and/or the portfolio companies receive fees from the funds we manage, portfolio companies of the funds we manage and third-party borrowers. Consequently, our relationship with these entities may give rise to conflicts of interest between (i) us and portfolio companies of the funds we manage and/or (ii) us and the funds we manage. Additionally, some of our personnel are dual affiliated with other organizations, including our affiliated broker-dealers. Such dual affiliation gives rise to conflicts of interest, including for example with respect to allocation of time, resources, and investment opportunities.

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

In addition to such finance arrangements, we also opportunistically invest or otherwise deploy the assets on our balance sheet. Such investments may create a platform of businesses directly owned by us, outside of the funds we manage and their portfolio companies or directly owned by the funds we manage. We may be subject to increased conflicts of interest between operating such platform businesses and the funds we manage and their portfolio companies. In addition, certain entities in which Apollo has made a balance sheet investment also may provide services to Apollo, the funds we manage or their portfolio companies, which may give rise to conflicts of interest.

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

We are subject to extensive regulation, including periodic examinations and requirements to obtain and maintain licenses and/or other approvals, by government agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of the various laws and regulations to which we are subject are discussed in “Item 1. Business—Regulatory and Compliance Matters.” As detailed in that section, certain of our businesses, subsidiaries and/or affiliates are, among others, regulated under the Investment Advisers Act; the Investment Company Act; the Dodd-Frank Wall Street Reform and Consumer Protection Act; the EU Alternative Investment Fund Managers Directive; the EU Markets in Financial Instruments Directive; the EU General Data Protection Regulation; the U.K. Data Protection Act 2018; the Cayman Data Protection Law; the California Consumer Privacy Act of 2018; the Regulation on OTC Derivatives, Central Counterparties and Trade Repositories; as well as by the Financial Stability Oversight Council; the Federal Reserve; the SEC; FINRA; the U.S. Department of Labor; the Internal Revenue Service (“IRS”); the Office of the Comptroller of the Currency; the Federal Communications Commission; insurance regulators in U.S. states, the EU, Bermuda, U.K., Ireland, Italy, Switzerland, Germany, Belgium, the Netherlands, Australia, Singapore, Canada, Cayman Islands, Malaysia, South Korea and Hong Kong; banking regulators in Germany, Slovenia and Spain; as well as rules and regulations regarding CLO risk retention, real estate investment trusts, broker-dealers, “over the counter” derivatives markets, commodity pool operators, commodity trading advisors, gaming companies, and natural resources companies. We are also subject to laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act, as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Department of Commerce and the U.S. Department of State. Increasingly, we are or may be subject to new initiatives and additional rules and regulations relating to ESG matters, including but not limited to: in the EU, the EU Regulation on the Establishment of a Framework to Facilitate Sustainable Investment as well as the EU Sustainable Finance Disclosure Regulation and supporting regulatory technical standards; and, in the U.K., the U.K. FCA’s disclosure rules for asset managers aligned with the recommendations of the Taskforce on Climate-Related Financial Disclosures as well as the forthcoming Sustainability Disclosure Requirements and investment labelling regime and the proposed U.K. Green Taxonomy. Compliance with such laws and regulations requires increasing amounts of resources and the attention of our management team. Any violation, even if alleged, of such laws and regulations or any failure to obtain or maintain licenses and/or other regulatory approvals as required for our operations may have a material adverse effect on our businesses, financial condition, results of operations, liquidity, cash flows and prospects.

Many of these laws and regulations empower regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions and insurance departments in the U.S., to conduct investigations and administrative proceedings that can result in penalties, fines, suspensions or revocations of licenses and/or other regulatory approvals, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders, enforcement actions and settlements, or the suspension or expulsion of an investment adviser from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. These requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in the funds we manage and policyholders of our retirement services and other businesses and may not necessarily be designed to protect our stockholders. Other regulations, such as those promulgated by the Committee on Foreign Investment in the United States and similar foreign direct investment regimes in other jurisdictions, may impair our ability to invest the funds we manage and/or for such funds to realize full value from our investments in certain industries and countries.

Our businesses may be adversely affected as a result of new or revised legislation or regulations imposed by U.S. or foreign government agencies or self-regulatory organizations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these government agencies and self-regulatory organizations. The financial services industry is the focus of increased regulatory scrutiny as various U.S. state and federal government agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the industry. Government agencies and insurance standard setters in the U.S. and worldwide have also become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the development of ComFrame, which will be applicable to IAIGs designated by their group-wide supervisor and includes a group capital requirement in addition to the current legal entity capital requirements and any group capital requirements imposed by relevant insurance laws and regulations. We expect that we and/or one or more of our affiliates will be designated as an IAIG in 2023. In the event that we or any of our affiliates become an IAIG, we expect to ultimately be subject to the relevant group capital standard that applies to U.S.-headquartered IAIGs. We cannot fully predict with certainty the impact (if any) on our capital position and capital structure and any other burdens being named an IAIG may impose on us and/or our affiliates. Consequently, we may be subject to new, divergent, conflicting, increasingly severe regulations and restrictions on our business that could have a material adverse effect on our businesses, financial condition, results of operations, liquidity, cash flows and prospects.

We are subject to third-party litigation from time to time that could result in significant liabilities and reputational harm, which could have a material adverse effect on our results of operations, financial condition and liquidity.

The activities of our businesses, including the investment activities of the funds we manage and activities of our employees in connection with the funds, their portfolio companies, our insurance subsidiaries, as well as publicly listed vehicles we manage or sponsor, including SPACs, may subject us and certain of our employees to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of such funds, holders of our or the funds’ portfolio companies’ debt or equity, policyholders of our retirement services business, public stockholders, and investors in the SPACs we sponsor and a variety of other potential litigants. In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund, breach of fiduciary duties or securities laws, or other forms of misconduct. If such allegations are made against our Board or management, Section 220 of the Delaware General Corporation Law (the “DGCL”) allows stockholders to access corporate books and records to investigate wrongdoing. Fund investors could sue us to recover amounts lost by the funds we manage due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of the funds we manage or from third-party allegations that we (i) improperly exercised control or influence over companies in which the funds we manage have large investments or (ii) are liable for actions or inactions taken by portfolio companies that such third parties argue we control. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. Our rights to indemnification by the funds we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. With many highly paid investment professionals and complex compensation and incentive arrangements, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. We are also increasingly faced with the risk of litigation or investigation in relation to ESG-related issues given the increasing scrutiny of such issues by investors, other stakeholders, regulators, and other third parties as well as due to the increasing disclosure obligations on our businesses, the funds we manage, and their portfolio companies. Such risks may relate to accusations concerning but not limited to: (i) the activities of portfolio companies, including environmental damage and violations of labor and human rights; (ii) misrepresentations of the investment strategies of the funds we manage as well as about our, the funds’, and their investments’ performance against ESG-

related measures and/or ESG initiatives; or (iii) breaches of fiduciary duty in relation to the funds we manage and other violations of law related to the management of ESG risks.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. It is unclear how the IRA will be implemented by the U.S. Department of the Treasury through regulation. We are still evaluating the impact of the IRA on our tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. We will continue to evaluate the IRA’s impact as further information becomes available.

We cannot predict whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. or non-U.S. tax payable by us, the funds we manage, portfolio companies owned by such funds or by investors in our shares. If any such developments occur, our business, results of operations and cash flows could be adversely affected and such developments could have an adverse effect on your investment in our shares.

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

In addition, we or certain portfolio companies of the funds we manage are currently (or have been recently) under tax audit in various jurisdictions, including the U.S., India, and the U.K., and these jurisdictions or any others where we conduct business may assess additional tax against us. While we believe our tax positions, determinations, and calculations are reasonable, the final determination of tax upon resolution of any audits could be materially different from our historical tax provisions and accruals. Should additional material taxes be assessed as a result of an audit, assessment, or litigation, there could be an adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.

The U.S. Congress, the Organisation for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions where we and our affiliates invest or conduct business have continued to recommend and implement changes related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of the fund structures and could have an adverse tax impact on the funds we manage, investors and/or the portfolio companies of the funds we manage. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. As a result, uncertainty remains around the access to tax treaties for some of the investments’ holding platforms, which could create situations of double taxation and adversely impact the investment returns of the funds we manage.

In addition, the OECD is continuing to work on a two pillar initiative, “BEPS 2.0,” which is aimed at (1) shifting taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) ensuring all companies pay a global minimum tax (“Pillar Two”). Pillar One will, broadly, re-allocate taxing rights over 25% of the residual profits of multinational enterprises (“MNEs”) with global turnover in excess of 20 billion euros (excluding extractives and regulated financial services) to the jurisdictions where the customers and users of those MNEs are located. Pillar Two will, broadly, consist of two interlocking domestic rules (together the Global Anti-Base Erosion Rules (the “GloBE Rules”)): (i) an Income Inclusion Rule (“IIR”), which imposes top-up tax on a parent entity in respect of the low-taxed income of a constituent entity; and (ii) an Undertaxed Payment Rule, which denies deductions or requires an equivalent adjustment to the extent the low-taxed income of a constituent entity is not subject to tax under an IIR. There will also be a treaty-based Subject To Tax Rule that allows source jurisdictions to impose limited source taxation on certain related party payments subject to tax below a minimum rate.

For countries other than the U.S., the OECD recommended model GloBE Rules for Pillar Two in late 2021. The OECD also released further guidance on the model GloBE Rules during 2022 and is expected to continue to release guidance on a rolling basis throughout 2023. This includes the release in early February 2023 of further technical guidance which comments in particular on the interaction between the model GloBE Rules and current U.S. tax law. It was indicated by the OECD in May 2022 that the Two-Pillar Solution will not come into force until 2024 at the earliest.

Several aspects of the model GloBE Rules, including whether some or all of our activities may fall within the scope of the exclusions therefrom, currently remain unclear or uncertain notwithstanding existing commentary and draft legislation. The United Kingdom released draft legislation in July 2022 seeking to implement the IIR via a “multinational top-up tax” and has stated an intention that this tax will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023. It is possible that other countries or jurisdictions may implement the recommended model GloBE Rules as drafted, in a modified form, or not at all. The content of future OECD guidance and its consistency with current international tax principles is currently unclear. Additionally, the timing, scope and implementation of any of these provisions into domestic law also remains subject to significant uncertainty. Depending on how the model GloBE Rules are implemented or clarified by additional commentary or guidance in the future, they may result in material additional tax being payable.

Changes in U.S. and non-U.S. tax law could adversely affect our ability to raise funds from certain investors.

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

Our non-U.S. subsidiaries (including AHL) are treated as foreign corporations under the Internal Revenue Code of 1986, as amended (such subsidiaries, the “Non-U.S. Companies”). Each of the Non-U.S. Companies currently intends to operate in a manner that will not cause it to be subject to U.S. federal income taxation on a net basis in any material amount. However, there is considerable uncertainty as to whether a foreign corporation is engaged in a trade or business (or has a permanent establishment) in the U.S., as the law is unclear and the determination is highly factual and must be made annually, and therefore there can be no assurance that the IRS will not successfully contend that a Non-U.S. Company that does not intend to be treated as engaged in a trade or business (or as having a permanent establishment) in the U.S. does, in fact, so engage (or have such a permanent establishment). If any such Non-U.S. Company is treated as engaged in a trade or business in the U.S. (or as having a permanent establishment), it may incur greater tax costs than expected on any income not exempt from taxation under an applicable income tax treaty, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Article XIV of our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL, the Certificate of Incorporation or our Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) any action asserting a claim governed by the internal affairs doctrine, except for, as to each of (a) through (d) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. The exclusive forum provision also provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Stockholders cannot waive, and will not be deemed to have waived under the exclusive forum provision, the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Certificate of Incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Declaration, payment and amounts of dividends, if any, to holders of our shares will be uncertain.

It is expected that we will continue to pay an annual dividend on our common stock, with increases based on the growth of the business as determined by our board of directors. The amount of dividends, if any, that are declared or paid to our stockholders, depends on a number of factors. Our board of directors will have sole discretion to determine whether any dividends will be declared, when dividends, if any, are declared, and the amount of such dividends. We expect that such determination would be based on a number of considerations, including our results of operations and capital management plans and the market price of our shares, the availability of funds, our access to capital markets as well as industry practice and other factors deemed relevant by our board of directors, such as insurance regulatory requirements applicable to our subsidiaries. In addition, our ability to pay dividends and the amount of any dividends ultimately paid in respect of our shares will, in each case, be subject to receiving funds, directly or indirectly, from our operating subsidiaries, AAM and AHL. Furthermore, the ability of these operating subsidiaries to make distributions to us will depend on satisfying applicable law with respect to such distributions and making prior distributions on the AAM and AHL outstanding preferred stock, and the ability of AAM and AHL to receive distributions from their own respective subsidiaries will continue to depend on applicable law with respect to such distributions. There can be no guarantee that our stockholders will receive or be entitled to dividends commensurate with the historical dividends of AAM.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019.

In our asset management business, Apollo also leases the space for our offices in New York, Los Angeles, El Segundo, Carlsbad, Houston, Bethesda, Greenwich, Miami, Palm Beach, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai, Tokyo and Sydney, among other locations throughout the world. Apollo does not own any real property.

In our retirement services business, Athene owns its headquarters for U.S. operations, which is located in West Des Moines, Iowa and leases its head office for Bermuda operations, which is located in Hamilton, Bermuda. The retirement services business includes Athene’s Iowa and Bermuda offices.

The Company considers these facilities to be suitable and adequate for the management and operation of its businesses.

ITEM 3.    LEGAL PROCEEDINGS

See a summary of the Company’s legal proceedings set forth in note 18 to our consolidated financial statements, which is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “APO.”

The number of holders of record of our common stock as of February 24, 2023 was 291. This does not include the number of stockholders that hold stock in “street name” through banks or broker-dealers.

Stock Performance Graph

The following graph depicts the total return to holders of our common stock from the closing price on December 31, 2017 through December 31, 2022, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 31, 2017 and dividends received reinvested in the security or index.

The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
APO U.S. Equity
S&P 500 Index
Dow Jones U.S. Asset Manager

Cash Dividend Policy

The quarterly cash dividend previously paid to our common stockholders can be found in note 15 to our consolidated financial statements. We have also declared a cash dividend of $0.40 per share of common stock in respect to the fourth quarter of 2022 which will be paid on February 28, 2023 to holders of record at the close of business on February 21, 2023.

Our current intention is to pay an annual cash dividend of $1.72 per share of common stock. The declaration and payment of any dividends are at the sole discretion of our board of directors, which may change the dividend policy at any time, including, without limitation, to eliminate the dividend entirely, and will depend upon many factors, including general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax and regulatory restrictions, restrictions and other implications on the payment of dividends by us or by our subsidiaries to us and such other factors as our board of directors may deem relevant. Because AGM is a holding company, the primary source of funds for AGM’s dividends are distributions from its operating subsidiaries, AAM and AHL. Furthermore, the ability of these operating subsidiaries to make distributions to AGM will depend on satisfying applicable law with respect to such distributions and making prior distributions on the AAM and AHL outstanding preferred stock, and the ability of AAM and AHL to receive distributions from their own respective subsidiaries will continue to depend on applicable law with respect to such distributions. See “Item 1A. Risk Factors—Risks Related to Our Common Shares—Declaration, payment and amounts of dividends, if any, to holders of our shares will be uncertain.”

Under the DGCL we may only pay dividends to our stockholders out of (i) our surplus, as defined and computed under the provisions of the DGCL or (ii) our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Subject to the rights of the holders of preferred shares, if any, and applicable law, our Certificate of Incorporation and Bylaws provide that our board of directors may, in its sole discretion, at any time and from time to time, declare, make and pay dividends to the holders of our common stock. Instruments governing indebtedness that we or our subsidiaries incur in the future may contain restrictions on our or our subsidiaries’ ability to pay dividends or make other cash distributions to equity holders.

Securities Authorized for Issuance Under Equity Compensation Plans

See the table under “Securities Authorized for Issuance Under Equity Compensation Plans” set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sale of Equity Securities

On October 6, 2022, the Company issued 1,068 restricted shares in connection with its previously announced transaction with Griffin Capital. On November 15, 2022, the Company issued 18,722 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 1,360 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended December 31, 2022.

Period	Total number of shares of common stock purchased[1]	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[3]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
October 1, 2022 through October 31, 2022
Opportunistic repurchases	388,077		388,077
Equity award-related repurchases[2]	—		—
Total	388,077	$47.55	388,077	$1,886,861,783
November 1, 2022 through November 30, 2022
Opportunistic repurchases	230,266		230,266
Equity award-related repurchases[2]	891,634		851,178
Total	1,121,900	$63.51	1,081,444	$1,818,177,094
December 1, 2022 through December 31, 2022
Opportunistic repurchases	1,339,734		1,339,734
Equity award-related repurchases[2]	—		—
Total	1,339,734	$67.80	1,339,734	$1,727,344,512
Total
Opportunistic repurchases	1,958,077		1,958,077
Equity award-related repurchases[2]	891,634		851,178
Total	2,849,711		2,809,255

[1] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the three months ended December 31, 2022, we repurchased 40,456 shares of common stock at an average price paid per share of $63.40 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards.

[2] Represents repurchases of shares of common stock in order to offset the dilutive impact of share issuances under the Equity Plan, including reductions of shares of common stock that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations.

[3] Pursuant to a share repurchase program that was publicly announced on January 3, 2022, the Company is authorized to repurchase (i) up to an aggregate of $1.5 billion of shares of its common stock in order to opportunistically reduce its share count and (ii) up to an aggregate of $1.0 billion of shares of its common stock in order to offset the dilutive impact of share issuances under the its equity incentive plans, in each case with the timing and amount of repurchases to depend on a variety of factors, including price, economic and market conditions as well as expected capital needs, evolution in Company’s capital structure, legal requirements and other factors. Under the share repurchase program, repurchases may be of outstanding shares of common stock occurring from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, as well as through reductions of shares that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended. The program may be suspended, extended, modified or discontinued at any time.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, Inc.’s consolidated financial statements and the related notes as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods. Target returns included in this report are presented gross and do not account for fees, expenses and taxes, which will reduce returns. Target returns are neither guarantees nor predictions or projections of future performance. There can be no assurance that target returns will be achieved or that Apollo will be successful in implementing the applicable strategy. Actual gross and net returns for funds managed by Apollo, and individual investors participating directly or indirectly in funds managed by Apollo, may vary significantly from the target returns set forth herein.

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of December 31, 2022, Apollo had a team of 2,540 employees and Athene had 1,718 employees.

Asset Management

Our Asset Management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of December 31, 2022, we had total AUM of $547.6 billion.

The yield, hybrid and equity investing strategies of our Asset Management segment reflect the range of investment capabilities across our platform based on relative risk and return. As an asset manager, we earn fees for providing investment management services and expertise to our client base. The amount of fees charged for managing these assets depends on the underlying investment strategy, liquidity profile, and, ultimately, our ability to generate returns for our clients. We also earn capital solutions fees as part of our growing capital solutions business and as part of monitoring and deployment activity alongside our sizeable private equity franchise. After expenses, we call the resulting earnings stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the Asset Management segment.

Yield

Yield is our largest asset management strategy with $392.5 billion of AUM as of December 31, 2022. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 5% gross Return on Equity (“ROE”) and 4% net ROE annualized through December 31, 2022.

Hybrid

Our hybrid strategy, with $56.4 billion of AUM as of December 31, 2022, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and a 7% net ROE annualized and the hybrid value funds we manage have generated a 21% gross IRR and a 16% net IRR from inception through December 31, 2022.

Equity

Our equity strategy manages $98.8 billion of AUM as of December 31, 2022. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2022.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene’s primary product line is annuities, which include fixed, payout and group annuities issued in conjunction with pension group annuity transactions, as well as a newly launched variable annuity product without guarantees. Athene also offers funding agreements, which are comprised of funding agreements issued under its FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with an original maturity exceeding one year. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, merger and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support.

Our retirement services business focuses on generating spread income by combining the two core competencies of (1) sourcing long-term, persistent liabilities and (2) using the global scale and reach of our asset management business to actively source or originate assets with Athene’s preferred risk and return characteristics. Athene’s investment philosophy is to invest a portion of its assets in securities that earn an incremental yield by taking measured liquidity and complexity risk and capitalizing on its long-dated funding profile to prudently achieve higher net investment earned rates, rather than assuming incremental credit risk. A cornerstone of Athene’s investment philosophy is that given the operating leverage inherent in its business, modest investment outperformance can translate to outsized return performance. Because Athene maintains discipline in underwriting attractively priced liabilities, it has the ability to invest in a broad range of high-quality assets to generate attractive earnings.

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

U.S. inflation remained heightened during the fourth quarter of 2022, and the U.S. Federal Reserve continued its interest rate hiking cycle as a result. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate decreased to 6.5% as of December 31, 2022, compared to 7.0% as of December 31, 2021, and 8.2% as of September 30, 2022, as action from the U.S. Federal Reserve is beginning to temper inflation. While beginning to decline, the heightened U.S. inflation rate remains persistent due to a combination of supply and demand factors. As a result, in December 2022, the Federal Reserve raised the benchmark interest rate to a target range of 4.25% to 4.50%, up from a target range of 0% to 0.25% in 2021, which marked the seventh consecutive interest rate hike in 2022.

In the U.S., the S&P 500 Index decreased by 19.4% in 2022, following an increase of 26.9% in 2021. Global equity markets decreased similarly in 2022, with the MSCI All Country World ex USA Index decreasing 13.8%, following an increase of 13.2% in 2021.

Conditions in the credit markets have a significant impact on our business. Credit markets were negative in 2022, with the BofAML HY Master II Index decreasing by 11.2%, while the S&P/LSTA Leveraged Loan Index decreased by 0.6%. The U.S. 10-year Treasury yield ended the year at 3.9%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.1% in 2022, following an increase of 5.9% in 2021. As of January 2023, the International Monetary Fund estimated that the U.S. economy will expand by 1.4% in 2023 and 1.0% in 2024. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate decreased to 3.5% as of December 31, 2022.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage as well as Athene’s liabilities that are denominated in currencies other than the U.S. dollar. The U.S. dollar weakened in the fourth quarter of 2022 compared to the euro and the British pound as global central banks worked to combat the increasing yield disparity. Relative to the U.S. dollar, the euro depreciated 5.9% during 2022, after depreciating 6.9% in 2021, while the British pound depreciated 10.7% during 2022, after depreciating 1.0% in 2021. Oil moves also moderated, ending 2022 up 6.7%, after appreciating by 55.0% during 2021, amid a volatile year which included recession fears that counteracted constrained supply and oil export disruptions driven by the ongoing conflict between Ukraine and Russia.

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

As of December 31, 2022, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Rates moved meaningfully higher than most predictions for 2022, and this trend continued in the fourth quarter with the U.S. 10-year Treasury reaching levels as high as 4.25% during the quarter. Given the Federal Reserve’s continued focus on curbing inflation and recessionary concerns, it is difficult to predict the level of interest rates and the shape of the yield curve.

With respect to Retirement Services, Athene’s investment portfolio consists predominantly of fixed maturity investments. If prevailing interest rates were to rise, we believe the yield on Athene’s new investment purchases may also rise and Athene’s investment income from floating rate investments would increase, while the value of Athene’s existing investments may decline. If prevailing interest rates were to decline significantly, the yield on Athene’s new investment purchases may decline and Athene’s investment income from floating rate investments would decrease, while the value of Athene’s existing investments may increase.

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment, as was experienced in 2022, and are expected to underperform in a declining rate environment. As of December 31, 2022, Athene’s net invested asset portfolio included $39.3 billion of floating rate investments, or 20% of its net invested assets and its net reserve liabilities included $14.2 billion of floating rate liabilities at notional, or 7% of its net invested assets, resulting in $25.1 billion of net floating rate assets, or 13% of its net invested assets.

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

See “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which includes a discussion regarding interest rate and other significant risks and Athene’s strategies for managing these risks.

Overview of Results of Operations

Financial Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of December 31, 2022.

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

Advisory and Transaction Fees, Net

As a result of providing advisory services with respect to actual and potential investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition and financing of companies, some of which are portfolio companies of the funds we manage, as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive advisory fees for advisory services provided to certain funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage (up to 100%) of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees, net, in the consolidated statements of operations (see note 2 to our consolidated financial statements for more detail on advisory and transaction fees, net).

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

As of December 31, 2022, approximately 45% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 55% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

In certain funds we manage, generally in our equity strategy, the Company does not earn performance fees until the investors have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8%

hurdle rate. Additionally, certain of the yield and hybrid funds we manage have various performance fee rates and hurdle rates. Certain of the yield and hybrid funds we manage allocate performance fees to the general partner in a similar manner as the equity funds. In certain funds we manage, as long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s performance fees equate to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the performance fee rate. Performance fees, categorized as performance allocations, are subject to reversal to the extent that the performance fees distributed exceed the amount due to the general partner based on a fund’s cumulative investment returns. The Company recognizes potential repayment of previously received performance fees as a general partner obligation representing all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life or as otherwise set forth in the respective limited partnership agreement of the fund.

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of December 31,		Performance Fees for the Year Ended December 31, 2022			Performance Fees for the Year Ended December 31, 2021			Performance Fees for the Year Ended December 31, 2020
	2022	2021
(In millions)	Performance Fees Receivable on an Unconsolidated Basis		Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
AIOF I and II	$10.7	$16.0	$(5.3)	$26.8	$21.5	$3.2	$16.1	$19.3	$(5.4)	$15.4	$10.0
ANRP I, II and III[1]	33.5	89.9	(66.0)	2.7	(63.3)	109.9	51.8	161.7	(21.4)	0.3	(21.1)
EPF Funds[1]	71.4	135.2	(79.0)	47.5	(31.5)	57.3	44.7	102.0	(148.8)	35.0	(113.8)
FCI Funds	138.1	139.3	(1.2)	—	(1.2)	66.6	—	66.6	(9.3)	—	(9.3)
Fund IX	1,261.8	768.2	493.6	200.3	693.9	614.4	389.1	1,003.5	153.8	—	153.8
Fund VIII	369.2	726.2	(357.0)	22.0	(335.0)	(74.2)	671.6	597.4	84.8	—	84.8
Fund VII[2]	39.8	77.3	(37.7)	44.4	6.7	182.3	49.4	231.7	(7.4)	0.5	(6.9)
Fund VI	17.7	16.3	(1.3)	2.7	1.4	(1.6)	—	(1.6)	—	0.7	0.7
Fund IV and Fund V1	—	—	0.3	—	0.3	(0.5)	—	(0.5)	(0.6)	—	(0.6)
HVF I	43.8	106.1	(62.2)	116.3	54.1	53.6	65.3	118.9	52.8	19.8	72.6
Real Estate Equity	62.8	42.1	22.0	18.1	40.1	27.5	0.7	28.2	(28.2)	12.4	(15.8)
Corporate Credit	19.4	18.3	3.6	19.4	23.0	4.4	15.8	20.2	1.4	8.8	10.2
Structured Finance and ABS	85.5	98.8	(3.9)	23.5	19.6	46.3	33.4	79.7	2.7	13.0	15.7
Direct Origination	145.5	108.8	36.2	34.9	71.1	50.0	23.5	73.5	(10.2)	11.0	0.8
Other[1,3]	382.9	432.6	55.6	108.1	163.7	175.0	433.2	608.2	(27.0)	173.9	146.9
Total	$2,682.1	$2,775.1	$(2.3)	$666.7	$664.4	$1,314.2	$1,794.6	$3,108.8	$37.2	$290.8	$328.0
Total, net of profit sharing payable4/expense	$1,380.1	$1,431.0	$(17.4)	$129.7	$112.3	$811.5	$807.8	$1,619.3	$1.4	$96.8	$98.2

1 As of December 31, 2022, certain funds had $106.5 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.7 billion as of December 31, 2022.

2 As of December 31, 2022, the remaining investments and escrow cash of Fund VII was valued at 112% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2022, Fund VII had $85.5 million of gross performance fees or $48.7 million net of profit sharing, in escrow. With respect to Fund VII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreements. Performance fees receivable as of December 31, 2022 and realized performance fees for the year ended December 31, 2022 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.3 billion as of December 31, 2022, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $55.0 million.

The general partners of certain of the funds we manage accrue performance fees, categorized as performance allocations, when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of the funds we manage have investors with various high water marks, the achievement of which is subject to market conditions and investment performance.

Performance fees from certain funds we manage are subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative performance fees distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to related parties on the consolidated statements of financial condition.

The following table summarizes our performance fees since inception through December 31, 2022:

	Performance Fees Since Inception[1]
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
	(in millions)
AIOF I and II	$10.7	$58.4	$69.1	$—	$38.3
ANRP I, II and III	33.5	159.1	192.6	21.5	48.6
EPF Funds	71.4	484.7	556.1	41.4	321.2
FCI Funds	138.1	24.2	162.3	—	138.1
Fund IX	1,261.8	589.5	1,851.3	—	1,640.6
Fund VIII	369.2	1,660.8	2,030.0	—	1,425.0
Fund VII	39.8	3,225.7	3,265.5	—	14.6
Fund VI	17.7	1,663.9	1,681.6	—	—
Fund IV and Fund V	—	2,053.1	2,053.1	31.4	—
HVF I	43.8	201.4	245.2	—	142.5
Real Estate Equity	62.8	75.3	138.1	—	77.5
Corporate Credit	19.4	926.2	945.6	—	10.0
Structured Finance and ABS	85.5	52.2	137.7	—	61.7
Direct Origination	145.5	73.3	218.8	—	134.2
Other[5]	382.9	1,692.6	2,075.5	12.2	563.6
Total	$2,682.1	$12,940.4	$15,622.5	$106.5	$4,615.9

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.07 as of December 31, 2022. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.21 as of December 31, 2022.

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

[3] Amounts were computed based on the fair value of fund investments on December 31, 2022. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at December 31, 2022. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on December 31, 2022. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in order to better align their interests with our own and with those of the investors in the funds we manage. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of performance fees. Certain of our performance-based incentive arrangements provide for compensation based on realized performance fees which includes fees earned by the general partners of the funds we manage under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to incentive income cash that have become fixed in the applicable calendar year period. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Former Managing Partners and Contributing Partners would remain personally liable, may indemnify our Former Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 17 to our consolidated financial statements for further information regarding the Company’s indemnification liability.

The Company grants equity awards to certain employees, including RSUs and restricted shares of common stock, that generally vest and become exercisable in quarterly installments or annual installments depending on the award terms. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 14 to our consolidated financial statements for further discussion of equity-based compensation.

Other expenses

The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes as discussed in note 13 to our consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.

Other Income (Loss)

Net Gains (Losses) from Investment Activities

Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in our investment portfolio between the opening reporting date and the closing reporting date. Net unrealized gains (losses) are a result of changes in the fair value of unrealized investments and reversal of unrealized gains (losses) due to dispositions of investments during the reporting period. Significant judgment and estimation goes into the assumptions that drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those models. The valuation methodologies applied impact the reported value of investment company holdings and their underlying portfolios in our consolidated financial statements.

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities (“VIEs”)

Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses subsequent to consolidation are presented within net gains (losses) from investment activities of consolidated variable interest entities and are attributable to non-controlling interests in the consolidated statements of operations.

Other Income (Losses), Net

Other income (losses), net includes gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, remeasurement of the tax receivable agreement liability and other miscellaneous non-operating income and expenses.

Financial Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business which is operated by Athene as of December 31, 2022.

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

Net investment income

Net investment income is a significant component of Athene’s total revenues. Athene recognizes investment income as it accrues or is legally due, net of investment management and custody fees. Investment income on fixed maturity securities includes coupon interest, as well as the amortization of any premium and the accretion of any discount. Investment income on equity securities represents dividend income and preferred coupon interest.

Investment related gains (losses)

Investment related gains (losses) primarily consist of (i) realized gains and losses on sales of investments, (ii) unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships, (iii) gains and losses on trading securities, (iv) gains and losses on equity securities, (v) change in the fair value of the embedded derivatives and derivatives not designated as a hedge, (vi) change in fair value of mortgage loan assets and (vii) allowance for expected credit losses recorded through the provision for credit losses.

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

Changes in the interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the consolidated statements of operations.

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

Changes in future policy benefits other than the adjustment for the OCI effects of unrealized investment gains and losses on AFS securities, are recorded in future policy and other policy benefits on the consolidated statements of operations.

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

Non-Controlling Interests

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the consolidated financial statements. Non-controlling interests primarily include limited partner interests in certain consolidated funds and VIEs. Prior to the Mergers on January 1, 2022, the non-controlling interests relating to Apollo Global Management, Inc. also included the ownership interest in the Apollo Operating Group held by the Former Managing Partners and Contributing Partners through their limited partner interests in AP Professional Holdings, L.P. and the non-controlling interest in the Apollo Operating Group held by Athene.

The authoritative guidance for non-controlling interests in the consolidated financial statements requires reporting entities to present non-controlling interest as equity and provides guidance on the accounting for transactions between an entity and non-controlling interests. According to the guidance, (1) non-controlling interests are presented as a separate component of stockholders’ equity on the Company’s consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributable to the non-controlling interest holders on the Company’s consolidated statements of operations, (3) the primary components of non-controlling interest are separately presented in the Company’s consolidated statements of changes in stockholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities and (4) profits and losses are allocated to non-controlling interests in proportion to their ownership interests regardless of their basis.

Results of Operations

Below is a discussion of our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2022	2021			2021	2020
	(In millions)				(In millions)
Revenues
Asset Management
Management fees	$1,503	$1,921	$(418)	(21.8)%	$1,921	$1,687	$234	13.9%
Advisory and transaction fees, net	443	302	141	46.7	302	249	53	21.3
Investment income (loss)	796	3,699	(2,903)	(78.5)	3,699	393	3,306	NM
Incentive fees	27	29	(2)	(6.9)	29	25	4	16.0
	2,769	5,951	(3,182)	(53.5)	5,951	2,354	3,597	152.8
Retirement Services
Premiums	11,638	—	11,638	NM	—	—	—	NM
Product charges	718	—	718	NM	—	—	—	NM
Net investment income	8,148	—	8,148	NM	—	—	—	NM
Investment related gains (losses)	(12,717)	—	(12,717)	NM	—	—	—	NM
Revenues of consolidated variable interest entities	440	—	440	NM	—	—	—	NM
Other revenues	(28)	—	(28)	NM	—	—	—	NM
	8,199	—	8,199	NM	—	—	—	NM
Total Revenues	10,968	5,951	5,017	84.3	5,951	2,354	3,597	152.8
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	927	778	149	19.2	778	628	150	23.9
Equity-based compensation	484	1,181	(697)	(59.0)	1,181	213	968	454.5
Profit sharing expense	532	1,534	(1,002)	(65.3)	1,534	248	1,286	NM
Total compensation and benefits	1,943	3,493	(1,550)	(44.4)	3,493	1,089	2,404	220.8
Interest expense	124	138	(14)	(10.1)	138	133	5	3.8
General, administrative and other	682	482	200	41.5	482	357	125	35.0
	2,749	4,113	(1,364)	(33.2)	4,113	1,579	2,534	160.5
Retirement Services
Interest sensitive contract benefits	541	—	541	NM	—	—	—	NM
Future policy and other policy benefits	12,310	—	12,310	NM	—	—	—	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	509	—	509	NM	—	—	—	NM
Policy and other operating expenses	1,371	—	1,371	NM	—	—	—	NM
	14,731	—	14,731	NM	—	—	—	NM
Total Expenses	17,480	4,113	13,367	325.0	4,113	1,579	2,534	160.5

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2022	2021			2021	2020
	(In millions)				(In millions)
Other income (loss) – Asset Management
Net gains (losses) from investment activities	165	2,611	(2,446)	(93.7)	2,611	(455)	3,066	NM
Net gains (losses) from investment activities of consolidated variable interest entities	494	557	(63)	(11.3)	557	197	360	182.7
Other income (loss), net	38	(145)	183	NM	(145)	36	(181)	NM
Total Other income (loss)	697	3,023	(2,326)	(76.9)	3,023	(222)	3,245	NM
Income (loss) before income tax (provision) benefit	(5,815)	4,861	(10,676)	NM	4,861	553	4,308	NM
Income tax (provision) benefit	1,069	(594)	1,663	NM	(594)	(86)	(508)	NM
Net income (loss)	(4,746)	4,267	(9,013)	NM	4,267	467	3,800	NM
Net (income) loss attributable to non-controlling interests	1,533	(2,428)	3,961	NM	(2,428)	(310)	(2,118)	NM
Net income (loss) attributable to Apollo Global Management, Inc.	(3,213)	1,839	(5,052)	NM	1,839	157	1,682	NM
Preferred stock dividends	—	(37)	37	(100.0)	(37)	(37)	—	—
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$(3,213)	$1,802	$(5,015)	NM	$1,802	$120	$1,682	NM

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

A discussion of our consolidated results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “2021 Annual Report”).

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

In this section, references to 2022 refer to the year ended December 31, 2022 and references to 2021 refer to the year ended December 31, 2021.

Asset Management

Revenues

Revenues were $2.8 billion in 2022, a decrease of $3.2 billion from $6.0 billion in 2021 primarily due to lower investment income (loss) and, to a lesser extent, a decrease in management fees. Investment income (loss) decreased $2.9 billion in 2022 to $796 million compared to $3.7 billion in 2021. The decrease in investment income (loss) of $2.9 billion in 2022 was primarily driven by decreases in performance allocations.

Significant drivers for performance allocations in 2021 were performance allocations earned from Fund IX, Fund VIII and Fund VII of $1.2 billion, $650 million and $232 million, respectively, primarily as a result of fund appreciation and realization activity. Significant drivers for performance allocations in 2022 were performance allocations primarily earned from Fund IX of $711 million, partially offset by performance allocation losses from Fund VIII of $349 million, as a result of continued equity market volatility in 2022.

See below for details on the respective funds’ performance allocations in 2022.

The performance allocations earned from Fund IX in 2022 were primarily driven by appreciation and realization of the fund’s investments in the consumer services, leisure and media, telecom and technology sectors.

The performance allocation losses from Fund VIII in 2022 were primarily driven by depreciation in the value of the fund’s investments in the consumer services, leisure and media, telecom and technology sectors.

Management fees decreased by $418 million to $1.5 billion in 2022 from $1.9 billion in 2021. The decrease for 2022 was primarily driven by the elimination of management fees between AAM and Athene subsidiaries upon consolidation, as a result of the Mergers. The decrease was partially offset by increases in management fees earned from Apollo Diversified Real Estate

Fund and Apollo Diversified Credit Fund (collectively “ADREF and ADCF”) of $66 million, as a result of the management fee contribution from the Griffin Capital U.S. asset management business acquisition, and from MidCap of $35 million, driven by higher Fee-Generating AUM.

The decreases in investment income (loss) and management fees were offset, in part, by an increase in advisory and transaction fees. Advisory and transaction fees increased by $141 million to $443 million in 2022 from $302 million in 2021. Advisory and transaction fees earned during 2022 were primarily attributable to advisory and transaction fees earned from companies in the consumer services, financial services, healthcare, energy, leisure, manufacturing and consumer and retail sectors, as well as structuring fees earned from companies in the financial services, entertainment and real estate sectors.

Expenses

Expenses were $2.7 billion in 2022, a decrease of $1.4 billion from $4.1 billion in 2021 due to a decrease in profit sharing expense of $1.0 billion resulting from the corresponding lower investment income (loss) during 2022. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, there was a decrease in equity-based compensation of $697 million as there were one-time equity-based awards granted in connection with the Company’s compensation reset in 2021. This decrease was partially offset by an increase in salary, bonus and benefits of $149 million due to accelerated headcount growth in 2022, including for certain senior level roles, as the Company strategically invests in talent that will seek to capture its next phase of growth. Equity-based compensation expense in 2022 is comprised of: i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and ii) the impact of the 2021 one-time grants awarded to the Co-Presidents, which vest on a cliff basis subject to continued employment over five years and the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $682 million in 2022, an increase of $200 million from $482 million in 2021. The increase in 2022 was primarily driven by increases in the depreciation and amortization expense associated with the Company’s commitment asset and other depreciable assets, higher travel and entertainment expenses and the absorption of occupancy expense to support the Company’s increased headcount, including from the acquisition of Griffin Capital’s U.S. asset management business.

Other Income (Loss)

Other income (loss) was $697 million in 2022, a decrease of $2.3 billion from $3.0 billion in 2021. This decrease was primarily driven by a decrease in net gains (losses) from investment activities, as a result of AAM no longer holding an interest in Athene Holding following the Mergers. Other income (loss) in 2022 was primarily attributable to net gains from investment activities of consolidated VIEs and income earned as a result of APSG I’s deconsolidation event. Other income (loss) in 2021 was primarily due to net gains from investment activities from the Company’s investment in Athene Holding during 2021.

Retirement Services

Revenues

Retirement Services revenues were $8.2 billion in 2022. Revenues were primarily driven by pension group annuity premiums, net investment income and product charges, partially offset by the adverse impact from investment related losses. Investment related losses of $12.7 billion were primarily driven by unfavorable changes in the fair value of reinsurance assets, FIA hedging derivatives, mortgage loans, trading and equity securities, realized losses on AFS securities and an increase in the provision for credit losses, partially offset by foreign exchange derivative gains. The losses on Retirement Services’ assets were primarily due to an increase in U.S. Treasury rates and credit spread widening in 2022. The change in fair value of FIA hedging derivatives decreased due to the unfavorable performance of the indices upon which Athene’s call options are based as the largest percentage of call options are based on the S&P 500 index, which decreased 19.4% in 2022. The unfavorable change in the provision for credit losses was primarily driven by unfavorable economics. The foreign exchange derivative gains were primarily driven by the strengthening of the U.S. dollar in 2022 for assets denominated in foreign currencies.

Expenses

Retirement Services expenses were $14.7 billion in 2022. Expenses were primarily driven by pension group annuity and payout annuity obligations, policy and other operating expenses, interest credited to policyholders, interest paid on funding agreements and the amortization of DAC and VOBA, partially offset by a decrease in the change in FIA fair value embedded derivatives and negative VOBA amortization. The change in FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked, primarily the S&P 500 index, which decreased 19.4% in 2022, as well as the favorable change in discount rates and favorable unlocking, partially offset by unfavorable economics impacting policyholder projected benefits. The FIA fair value embedded derivatives unlocking in 2022 was $41 million favorable due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit totaled $1.1 billion and $(594) million in 2022 and 2021, respectively. The change to the provision was primarily related to the decrease in pre-tax income and a tax benefit from the derecognition of a deferred tax liability related to the Mergers. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 18.4% and 12.2% for 2022 and 2021, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) a benefit realized from the derecognition of a deferred tax liability related to the Company’s historical holdings in Athene, (ii) foreign, state and local income taxes, including NYC UBT, (iii) income attributable to non-controlling interests and (iv) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 12 to the consolidated financial statements for further details regarding the Company’s income tax provision).

Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures

We believe that the presentation of Adjusted Segment Income supplements a reader’s understanding of the economic operating performance of each of our segments.

Adjusted Segment Income and Adjusted Net Income

Adjusted Segment Income, or “ASI”, is the key performance measure used by management in evaluating the performance of the Asset Management, Retirement Services, and Principal Investing segments. See note 20 to the consolidated financial statements for more details regarding the components of ASI and management’s consideration of ASI.

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

See note 20 to the consolidated financial statements for more details regarding the components of FRE, SRE, and PII.

We use ASI, ANI, FRE, SRE and PII as measures of operating performance, not as measures of liquidity. These measures should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of these measures without consideration of their related U.S. GAAP measures is not adequate due to the adjustments described above.

Net Invested Assets

In managing its business, Athene analyzes net invested assets, which does not correspond to total Athene investments, including investments in related parties, as disclosed in the consolidated statements of financial condition and notes thereto. Net invested assets represent the investments that directly back its net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which is used to analyze the profitability of Athene’s investment portfolio. Net invested assets includes (a) total investments on the consolidated statements of financial condition with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Athene includes the underlying investments supporting its assumed funds withheld and modco agreements in its net invested assets calculation in order to match the assets with the income received. Athene believes the adjustments for reinsurance provide a view of the assets for which it has economic exposure. Net invested assets includes Athene’s proportionate share of ACRA investments, based on its economic ownership, but does not include the proportionate share of investments associated with the non-controlling interest. Net invested assets are averaged over the number of quarters in the relevant period to compute a net investment earned rate for such period. While Athene believes net invested assets is a meaningful financial metric and enhances the understanding of the underlying drivers of its investment portfolio, it should not be used as a substitute for Athene’s total investments, including related parties, presented under U.S. GAAP.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 20 to our consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
	2022	2021			2021	2020
	(In millions)				(In millions)
Asset Management:
Management fees - Yield	$1,416.0	$1,172.0	$244.0	20.8%	$1,172.0	$957.3	$214.7	22.4%
Management fees - Hybrid	211.3	184.8	26.5	14.3	184.8	137.2	47.6	34.7
Management fees - Equity	507.2	521.4	(14.2)	(2.7)	521.4	553.5	(32.1)	(5.8)
Management fees	2,134.5	1,878.2	256.3	13.6	1,878.2	1,648.0	230.2	14.0
Capital solutions fees and other, net	413.5	298.1	115.4	38.7	298.1	251.5	46.6	18.5
Fee-related performance fees	71.5	56.9	14.6	25.7	56.9	9.8	47.1	480.6
Fee-related compensation	(753.5)	(653.3)	(100.2)	15.3	(653.3)	(532.6)	(120.7)	(22.7)
Other operating expenses	(456.0)	(313.2)	(142.8)	45.6	(313.2)	(275.1)	(38.1)	(13.8)
Fee Related Earnings (FRE)	$1,410.0	$1,266.7	$143.3	11.3%	$1,266.7	$1,101.6	$165.1	15.0%

In this section, references to 2022 refer to the year ended December 31, 2022, references to 2021 refer to the year ended December 31, 2021, and references to 2020 refer to the year ended December 31, 2020.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

FRE was $1.4 billion in 2022, an increase of $143 million compared to $1.3 billion in 2021. This increase was primarily attributable to the continued growth in management fees, and record capital solutions fees and other, net. The increase in management fees was primarily attributable to management fees earned from Athene of $172 million and ADREF and ADCF of $66 million, as a result of higher fee-generating AUM and the management fee contribution from the Griffin Capital U.S. asset management business acquisition, respectively. Capital solutions fees earned in 2022 were primarily attributable to fees earned from companies in the consumer services, financial services, healthcare, energy, leisure, manufacturing, consumer and retail, business services, entertainment and real estate sectors. The growth in revenues was offset, in part, by increases in fee-related compensation expense associated with the re-basing of cost structure to support the Company’s next phase of growth, as well as costs associated with Griffin Capital’s U.S. asset management business.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

FRE was $1.3 billion in 2021, an increase of $165 million compared to $1.1 billion in 2020. This increase was primarily attributable to the growth in management fees of $230 million in 2022. The increase in management fees was primarily attributable to management fees earned from Athene and Athora of $160 million and $49 million, respectively. The growth in revenues was offset, in part, by higher fee-related compensation expense due to an increase in headcount and increases in depreciation and amortization expenses, occupancy costs and recruiting fees, as we continued to expand our global team in 2021.

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
Note: Totals may not add due to rounding

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	As of December 31, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$40,169	$12,177	$42,126	$94,472
AUM Not Currently Generating Performance Fees	15,912	17,777	3,166	36,855
Uninvested Performance Fee-Eligible AUM	4,628	12,839	30,836	48,303
Total Performance Fee-Eligible AUM	$60,709	$42,793	$76,128	$179,630

	As of December 31, 2021
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$37,756	$17,663	$37,447	$92,866
AUM Not Currently Generating Performance Fees	2,355	4,971	3,614	10,940
Uninvested Performance Fee-Eligible AUM	2,644	16,478	21,075	40,197
Total Performance Fee-Eligible AUM	$42,755	$39,112	$62,136	$144,003

[1] Performance Fee-Generating AUM of $3.9 billion and $5.2 billion as of December 31, 2022 and December 31, 2021, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of December 31, 2022
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$19,434		$21,965
Fee-Generating AUM based on invested capital	3,381	9,528	26,695		39,604
Fee-Generating AUM based on gross/adjusted assets	293,240	4,827	593		298,660
Fee-Generating AUM based on NAV	42,200	9,227	431		51,858
Total Fee-Generating AUM	$338,821	$26,113	$47,153	[1]	$412,087

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2022 was 76 months.

	As of December 31, 2021
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,277		$30,857
Fee-Generating AUM based on invested capital	2,321	6,826	12,075		21,222
Fee-Generating AUM based on gross/adjusted assets	273,695	4,293	406		278,394
Fee-Generating AUM based on NAV	31,290	7,146	192		38,628
Total Fee-Generating AUM	$307,306	$21,845	$39,950	[1]	$369,101

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2021 was 64 months.
Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $236.0 billion and $212.6 billion of AUM on behalf of Athene as of December 31, 2022 and 2021, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 17 to the consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $52.6 billion and $59.0 billion of AUM on behalf of Athora as of December 31, 2022 and 2021, respectively.

The following tables summarize changes in total AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	For the Years Ended December 31,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM[1]:
Beginning of Period	$360,289	$52,772	$84,491	$497,552	$332,880	$42,317	$80,289	$455,486
Inflows	93,676	10,982	23,617	128,275	55,537	12,599	7,347	75,483
Outflows[2]	(38,132)	(1,487)	(859)	(40,478)	(22,470)	(759)	(1,664)	(24,893)
Net Flows	55,544	9,495	22,758	87,797	33,067	11,840	5,683	50,590
Realizations	(8,625)	(6,554)	(11,447)	(26,626)	(2,911)	(5,004)	(17,811)	(25,726)
Market Activity[3]	(14,742)	697	2,969	(11,076)	(2,747)	3,619	16,330	17,202
End of Period	$392,466	$56,410	$98,771	$547,647	$360,289	$52,772	$84,491	$497,552

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

[2] Outflows for Total AUM include redemptions of $4.4 billion and $2.7 billion during the years ended December 31, 2022 and 2021, respectively.
[3] Includes foreign exchange impacts of $(6.2) billion and $(5.8) billion during the years ended December 31, 2022 and 2021, respectively.

Year Ended December 31, 2022

Total AUM was $547.6 billion at December 31, 2022, an increase of $50.1 billion, or 10.1%, compared to $497.6 billion at December 31, 2021. The net increase was primarily due to growth of our retirement services assets, subscriptions across the platform, increased leverage, and the acquisition of Griffin Capital’s U.S. asset management business; partially offset by distributions driven by a one-time release of unfunded commitments, and market activity across our yield strategy due to foreign exchange depreciation and market related changes. More specifically, the net increase was due to:

•Net flows of $87.8 billion primarily attributable to:
•a $55.5 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $21.3 billion related to the growth of our retirement services clients, (ii) $19.7 billion of subscriptions mostly related to the corporate credit funds we manage, (iii) a $14.9 billion increase in leverage, and (iv) $6.5 billion related to the acquisition of Griffin Capital’s U.S. asset management business; partially offsetting these increases were (i) $(4.3) billion of net transfers and (ii) $(3.0) billion of redemptions primarily in the corporate credit funds we manage;
•a $9.5 billion increase related to funds we manage in our hybrid strategy due to (i) $7.5 billion of fundraising primarily across the hybrid credit and hybrid value funds we manage, and (ii) $1.3 billion of net transfers primarily from the yield strategy; and
•a $22.8 billion increase related to funds we manage in our equity strategy primarily consisting of (i) $19.2 billion of fundraising primarily related to the traditional private equity funds we manage, and (ii) $3.0 billion of net transfers primarily from the yield strategy.

•Realizations of $(26.6) billion primarily attributable to:
•$(8.6) billion related to funds we manage in our yield strategy primarily consisting of a $5.8 billion one-time release of unfunded commitments;
•$(6.6) billion related to funds we manage in our hybrid strategy primarily consisting of distributions from the hybrid credit and illiquid opportunistic funds we manage; and
•$(11.4) billion related to funds we manage in our equity strategy primarily consisting of distributions across the traditional private equity funds we manage.

•Market activity of $(11.1) billion primarily attributable to:
•$(14.7) billion related to funds we manage in our yield strategy primarily consisting of $(14.0) billion driven by Athora and $(4.6) billion related to our corporate credit funds; partially offset by activity related to funds we manage in our equity strategy of $3.0 billion.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	For the Years Ended December 31,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM[1]:
Beginning of Period	$307,306	$21,845	$39,950	$369,101	$285,830	$17,622	$45,222	$348,674
Inflows	81,797	9,497	19,757	111,051	49,767	7,575	2,282	59,624
Outflows[2]	(36,564)	(3,563)	(10,215)	(50,342)	(23,936)	(3,414)	(3,303)	(30,653)
Net Flows	45,233	5,934	9,542	60,709	25,831	4,161	(1,021)	28,971
Realizations	(1,300)	(1,869)	(2,211)	(5,380)	(1,958)	(948)	(3,967)	(6,873)
Market Activity[3]	(12,418)	203	(128)	(12,343)	(2,397)	1,010	(284)	(1,671)
End of Period	$338,821	$26,113	$47,153	$412,087	$307,306	$21,845	$39,950	$369,101

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

[2] Outflows for Fee-Generating AUM include redemptions of $3.5 billion and $2.5 billion during the years ended December 31, 2022 and 2021, respectively.
[3] Includes foreign exchange impacts of $(4.4) billion and $(4.9) billion during the years ended December 31, 2022 and 2021, respectively.

Year Ended December 31, 2022

Total Fee-Generating AUM was $412.1 billion at December 31, 2022, an increase of $43.0 billion, or 11.6%, compared to $369.1 billion at December 31, 2021. The net increase was primarily due to growth of our retirement services assets, deployment and fee commencement, fundraising, and the acquisition of Griffin Capital’s U.S. asset management business. This increase was partially offset by market activity across our yield strategy due to foreign exchange depreciation, market related changes and realizations. More specifically, the net increase was due to:

•Net flows of $60.7 billion primarily attributable to:
•a $45.2 billion increase related to funds we manage in our yield strategy primarily consisting of (i) a $21.3 billion increase in AUM related to the growth of our retirement services clients, (ii) $16.6 billion of fee-generating capital deployment primarily related to the corporate credit funds we manage and Athora, (iii) $6.5 billion related to the acquisition of Griffin Capital’s U.S. asset management business, and (iv) $6.2 billion of subscriptions primarily related to the corporate credit and corporate fixed income funds we manage; partially offset by $(3.0) billion of redemptions mostly related to the corporate credit funds we manage and $(1.2) billion of net transfers;
•a $5.9 billion increase related to funds we manage in our hybrid strategy primarily due to (i) $6.7 billion of fee-generating capital deployment across the hybrid credit and hybrid value funds we manage, (ii) $1.7 billion of subscriptions primarily related to the hybrid credit funds we manage, and (iii) $1.0 billion of transfers primarily from the yield strategy; offset by ($3.0) billion of fee-generating capital reductions related to the financial credit instruments strategy; and
•a $9.5 billion increase related to funds we manage in our equity strategy primarily related to (i) $15.3 billion of fee-generating capital deployment driven by Fund X’s fee commencement and (ii) $3.6 billion of fundraising; partially offset by $(10.2) billion of fee-generating capital reductions driven by the change in Fund IX’s fee basis from committed capital to invested capital.

•Net flows were partially offset by:
•$(12.3) billion of market activity primarily related to funds we manage in our yield strategy, consisting of $(11.7) billion related to Athora and $(3.3) billion related to the corporate credit funds we manage; and
•$(5.4) billion of realizations across the yield, hybrid and equity strategies.

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

The following presents gross capital deployment and uncalled commitments (in billions):
As of December 31, 2022 and December 31, 2021, Apollo had $51 billion and $47 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment.

Year Ended December 31, 2022
(In millions)
Retirement Services:
Fixed income and other investment income, net	$5,705.8
Alternative investment income, net	1,205.6
Strategic capital management fees	53.0
Cost of funds	(3,897.0)
Net investment spread	3,067.4
Other operating expenses	(461.7)
Interest and other financing costs	(278.9)
Spread Related Earnings (SRE)	$2,326.8

Year Ended December 31, 2022

Spread Related Earnings

SRE was $2.3 billion for the year ended December 31, 2022. SRE for the year ended December 31, 2022 was mainly attributed to fixed income and other investment income and strong alternative investment income, partially offset by cost of funds, other operating expenses and interest and other financing costs. Fixed income and other investment income benefited from strong growth in organic inflows as well as floating rate income driven by the increase in rates. As a result of purchase accounting, the book value of Athene’s investment portfolio was marked up to fair value resulting in an adverse impact to fixed income and other investment income. Alternative investment income benefited from the deployment of inflows into alternative investments as well as strong performance on real estate funds, yield funds, Athora and MidCap, partially offset by unfavorable economics. Cost of funds was primarily driven by interest credited and option costs on annuity products, pension group annuity and payout annuity obligations, interest on funding agreement issuances, income rider reserve and DAC and VOBA amortization as well as other liability costs. As a result of purchase accounting, Athene marked its reserve liabilities to fair value resulting in a favorable impact to cost of funds. Additionally, cost of funds was favorably impacted by actuarial experience and unlocking. Unlocking, net of noncontrolling interests, was favorable $6 million primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting.

Net Investment Spread

Year Ended December 31, 2022
Fixed income and other net investment earned rate	3.22%
Alternative net investment earned rate	10.42%
Net investment earned rate	3.66%
Strategic capital management fees	0.03%
Cost of funds	(2.06)%
Net investment spread	1.63%

Net investment earned rate of 3.66% for the year ended December 31, 2022 is comprised of a fixed income and other net investment earned rate of 3.22% and alternative net investment earned rate of 10.42%. The fixed income earned rate was adversely impacted by unfavorable purchase accounting impacts, partially offset by floating rate income due to the increase in rates. The alternative investment earned rate was driven by strong performance on real estate funds, yield funds, Athora and MidCap, partially offset by unfavorable economics.

Strategic capital management fees of 0.03% for the year ended December 31, 2022 consisted of the management fees received by Athene for business managed for others, primarily the non-controlling interest portion of Athene’s business ceded to ACRA.

Cost of funds of 2.06% for the year ended December 31, 2022 was primarily driven by interest credited and option costs on annuity products, pension group annuity and payout annuity obligations, interest on funding agreement issuances, income rider reserve and DAC and VOBA amortization as well as other liability costs. As a result of purchase accounting, Athene marked its reserve liabilities to fair value resulting in a favorable impact to cost of funds. Additionally, cost of funds was favorably impacted by actuarial experience and unlocking.

Investment Portfolio

Athene had investments, including related parties and VIEs, of $212.1 billion as of December 31, 2022. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming incremental credit risk. Athene has selected a diverse array of primarily high-grade fixed income assets, including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% to 6% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and VIEs:

	December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total
AFS securities
U.S. government and agencies	$2,577	1.2%
U.S. state, municipal and political subdivisions	927	0.4%
Foreign governments	907	0.4%
Corporate	60,901	28.7%
CLO	16,493	7.8%
ABS	10,527	5.0%
CMBS	4,158	2.0%
RMBS	5,914	2.8%
Total AFS securities, at fair value	102,404	48.3%
Trading securities, at fair value	1,595	0.8%
Equity securities	1,487	0.7%
Mortgage loans, at fair value	27,454	12.9%
Investment funds	79	—%
Policy loans	347	0.2%
Funds withheld at interest	32,880	15.5%
Derivative assets	3,309	1.6%
Short-term investments	2,160	1.0%
Other investments	773	0.4%
Total investments	172,488	81.4%
Investments in related parties
AFS securities
Corporate	982	0.5%
CLO	3,079	1.4%
ABS	5,760	2.7%
Total AFS securities, at fair value	9,821	4.6%
Trading securities, at fair value	878	0.4%
Equity securities, at fair value	279	0.1%
Mortgage loans, at fair value	1,302	0.6%
Investment funds	1,569	0.7%
Funds withheld at interest	9,808	4.6%
Other investments	303	0.2%
Total related party investments	23,960	11.2%

	December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total
Total investments, including related parties	196,448	92.6%
Investments owned by consolidated VIEs
Trading securities, at fair value	1,063	0.5%
Mortgage loans, at fair value	2,055	1.0%
Investment funds, at fair value	12,480	5.9%
Other investments, at fair value	101	—%
Total investments owned by consolidated VIEs	15,699	7.4%
Total investments, including related parties and VIEs	$212,147	100.0%

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 95.8% as of December 31, 2022, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Athene invests a portion of its investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Athene has acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. It invests in CMLs on income producing properties, including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Athene’s RML portfolio primarily consists of first lien RMLs collateralized by properties located in the U.S.

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which Athene acts as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company.

While the substantial majority of Athene’s investment portfolio has been allocated to corporate bonds and structured credit products, a key component of Athene’s investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Athene’s investment fund portfolio consists of funds that employ various strategies, including equity, hybrid and yield funds. Athene has a strong preference for assets that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that Athene believes have less downside risk.

Athene holds derivatives for economic hedging purposes to reduce its exposure to the cash flow variability of assets and liabilities, equity market risk, interest rate risk, credit risk and foreign exchange risk. Athene’s primary use of derivative instruments relates to providing the income needed to fund the annual indexed credits on its FIA products. Athene primarily uses fixed indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index.

Net Invested Assets

The following summarizes Athene’s net invested assets:

	December 31, 2022
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total
Corporate	$80,800	41.1%
CLO	19,881	10.1%
Credit	100,681	51.2%
CML	23,750	12.1%
RML	11,147	5.7%
RMBS	7,363	3.7%
CMBS	4,495	2.3%
Real estate	46,755	23.8%
ABS	20,680	10.5%
Alternative investments	12,079	6.1%
State, municipal, political subdivisions and foreign government	2,715	1.4%
Equity securities	1,737	0.9%
Short-term investments	1,930	1.0%
U.S. government and agencies	2,691	1.4%
Other investments	41,832	21.3%
Cash and equivalents	5,481	2.8%
Policy loans and other	1,702	0.9%
Net invested assets	196,451	100.0%

[1] See Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures for the definition of net invested assets.

Athene’s net invested assets were $196.5 billion as of December 31, 2022. In managing its business, Athene utilizes net invested assets as presented in the above table. Net invested assets do not correspond to Athene’s total investments, including related parties, on the consolidated statements of financial condition, as discussed previously in Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures. Net invested assets represent Athene’s investments that directly back the net reserve liabilities and surplus assets. Athene believes this view of its portfolio provides a view of the assets for which it has economic exposure. Athene adjusts the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. Athene also adjusts for VIEs to show the net investment in the funds, which are included in the alternative investments line above, as well as adjusting for the allowance for credit losses. Net invested assets includes its proportionate share of ACRA investments, based on its economic ownership, but excludes the proportionate share of investments associated with the non-controlling interest.

Net invested assets is utilized by management to evaluate Athene’s investment portfolio. Net invested assets is used in the computation of net investment earned rate, which allows Athene to analyze the profitability of its investment portfolio. Net invested assets is also used in Athene’s risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity, and ALM.

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
	2022	2021			2021	2020
	(In millions)				(In millions)
Principal Investing:
Realized performance fees	$595.3	$1,589.1	$(993.8)	(62.5)%	$1,589.1	$280.9	$1,308.2	465.7%
Realized investment income	330.1	437.3	(107.2)	(24.5)	437.3	29.3	408.0	NM
Principal investing compensation	(585.1)	(876.4)	291.3	(33.2)	(876.4)	(222.4)	(654.0)	(294.1)
Other operating expenses	(55.8)	(42.4)	(13.4)	31.6	(42.4)	(52.6)	10.2	19.4
Principal Investing Income (PII)	$284.5	$1,107.6	$(823.1)	(74.3)%	$1,107.6	$35.2	$1,072.4	NM
As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

In this section, references to 2022 refer to the year ended December 31, 2022, references to 2021 refer to the year ended December 31, 2021, and references to 2020 refer to the year ended December 31, 2020.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

PII was $285 million in 2022, a decrease of $823 million, as compared to $1.1 billion in 2021. This decrease was primarily attributable to reduced realized performance fees as market volatility delayed monetization activity in 2022, offset, in part, by a corresponding decrease in principal investing compensation. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, included in principal investing compensation are expenses related to the Incentive Pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

PII was $1.1 billion in 2021, an increase of $1.1 billion, as compared to $35 million in 2020. This increase was primarily attributable to increases in realized performance fees and realized investment income, partially offset by an increase in principal investing compensation. Realized performance fees increased to $1.6 billion in 2021 from $281 million in 2020 driven by an increase in performance fees generated from Fund VIII and Fund IX of $700 million and $401 million, respectively. In 2020, the COVID-19 pandemic and the actions taken in response caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, the Company experienced significant unrealized mark-to-market losses in underlying funds which significantly delayed monetization activity. The increase in realized investment income in 2021 was primarily attributable to an increase in realizations from the sale of a platform investment to certain funds we manage and Athora and an increase in realizations from Apollo’s equity ownership in Fund VIII. Principal investing compensation increased as a result of a corresponding increase in realized performance fees as described above.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2022, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2022. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—Historical performance metrics are unreliable indicators of our current or future results of operations.”

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available.

All amounts are as of December 31, 2022, unless otherwise noted:

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Equity:
Fund IX	2018	$32,524	$24,729	$19,462	$7,983	$15,165	$23,150	$31,133	38%	25%
Fund VIII	2013	10,864	18,377	16,437	21,020	5,322	7,792	28,812	15	11
Fund VII	2008	409	14,677	16,461	34,209	16	75	34,284	33	25
Fund VI	2006	365	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	62	3,742	5,192	12,724	120	—	12,724	61	44
Fund I, II, III, IV & MIA[4]	Various	11	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[5]		$44,235	$78,981	$78,762	$114,472	$21,028	$31,017	$145,489	39	24
EPF IV1	N/A	2,090	2,076	445	1	445	476	477	NM2	NM2
EPF III	2017	4,267	4,444	4,759	3,359	2,239	3,026	6,385	16	9
Total Equity		$50,592	$85,501	$83,966	$117,832	$23,712	$34,519	$152,351
Hybrid:
AIOF II	2021	$2,563	$2,542	$1,214	$296	$1,074	$1,188	$1,484	24%	20%
AIOF I	2018	443	897	802	1,031	200	238	1,269	24	19
HVF II	2022	4,530	4,592	1,789	10	1,779	1,758	1,768	NM2	NM2
HVF I	2019	3,616	3,238	3,601	3,320	1,584	1,865	5,185	24	19
Accord V3	2022	1,975	1,922	1,423	577	846	811	1,388	NM2	NM2
Accord I, II, III, III B & IV3	Various	—	6,070	4,765	5,137	—	—	5,137	22	17
Accord+	2021	2,866	2,370	2,775	945	1,872	1,845	2,790	NM2	NM2
Total Hybrid		$15,993	$21,631	$16,369	$11,316	$7,355	$7,705	$19,021

[1] Vintage Year is not yet applicable as the fund has not had its final closing.
[2] Data has not been presented as the fund’s effective date is less than 24 months prior to the period indicated and such information was deemed not meaningful.
[3] Accord funds have investment periods shorter than 24 months, therefore Gross and Net IRR are presented after 12 months of investing.
[4] The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III, were excluded assets in connection with the reorganization of the Company that occurred in 2007. As a result, Apollo did not receive the economics associated with these entities. The investment performance of these funds, combined with Fund IV, is presented to illustrate fund performance associated with Apollo’s investment professionals.

[5] Total IRR is calculated based on total cash flows for all funds presented.

Equity

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of December 31, 2022:

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$7,795	$18,874	29%
Non-Control Distressed	6,302	10,837	71
Total	14,097	29,711	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	64,665	115,778	21
Total	$78,762	$145,489	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and VI are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated and such information was deemed not meaningful. All amounts are as of December 31, 2022:

Fund IX1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$4,082	$8,066
Opportunistic Buyouts	14,596	20,653
Distressed[2]	784	2,414
Total	$19,462	$31,133

Fund VIII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,704	$6,935
Opportunistic Buyouts	13,166	21,123
Distressed[2]	567	754
Total	$16,437	$28,812

Fund VII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,539	$4,848
Opportunistic Buyouts	4,338	10,799
Distressed/Other Credit[2]	9,584	18,637
Total	$16,461	$34,284
1Committed capital less unfunded capital commitments for Fund IX, Fund VIII and Fund VII were $16.9 billion, $17.7 billion and $14.7 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable governing agreements.
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

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns[1]
	IPO Year[2]	Total AUM	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
		(In millions)
MidCap[3]	N/A	$12,216	19%	20%
AIF	2013	343	(13)%	13%
AFT	2011	354	(17)%	19%
MFIC/Other[4]	2004	10,312	—%	34%
ARI	2009	9,660	(7)%	30%
Total		$32,885

[1] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

2 An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
[3] MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 15% and 15% for the years ended December 31, 2022 and 2021, respectively.

[4] Included within total AUM of MFIC/Other, is $5.5 billion of AUM related to ADS, a non-traded business development company, and $1.9 billion of AUM related to a publicly traded business development company, as of September 2022, from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Adjusted Segment Income and Adjusted Net Income:

	Years ended December 31,
(In millions)	2022	2021	2020
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$(3,213)	$1,802	$120
Preferred dividends	—	37	37
Net income (loss) attributable to non-controlling interests	(1,533)	2,428	310
GAAP Net Income (Loss)	$(4,746)	$4,267	$467
Income tax provision (benefit)	(1,069)	594	86
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$(5,815)	$4,861	$553
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	276	146	129
Equity-based compensation	185	80	68
Preferred dividends	—	(37)	(37)
Transaction-related charges[2]	(42)	35	39
Merger-related transaction and integration costs[3]	70	67	—
Changes associated with corporate conversion	—	—	4
(Gains) losses from change in tax receivable agreement liability	26	(10)	(12)
Net (income) loss attributable to non-controlling interests in consolidated entities	1,486	(418)	(118)
Unrealized performance fees	(2)	(1,465)	(35)
Unrealized profit sharing expense	20	649	33
One-time equity-based compensation and other charges[5]	—	949	—
HoldCo interest and other financing costs[4]	122	170	154
Unrealized principal investment income (loss)	176	(222)	(62)
Unrealized net (gains) losses from investment activities and other	(148)	(2,431)	421
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	7,024	—	—
Non-operating change in insurance liabilities and related derivatives, net of offsets	454	—	—
Integration, restructuring and other non-operating expenses	133	—	—
Equity-based compensation expense	56	—	—
Adjusted Segment Income	4,021	2,374	1,137
HoldCo interest and other financing costs[4]	(122)	(170)	(154)
Taxes and related payables	(764)	(172)	(90)
Adjusted Net Income	$3,135	$2,032	$893

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
[4] Represents interest and other financing costs related to AGM not attributable to any specific segment.
[5] Includes one-time equity-based compensation expense and associated taxes related to the Company’s compensation reset.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	As of December 31, 2022	As of December 31, 2021
Total GAAP Common Stock Outstanding	570,276,188	248,896,649
Non-GAAP Adjustments:
Participating Apollo Operating Group Units	—	184,787,638
Vested RSUs	15,656,775	17,700,688
Unvested RSUs Eligible for Dividend Equivalents	12,827,921	9,809,245
Adjusted Net Income Shares Outstanding	598,760,884	461,194,220

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	December 31, 2022
Total investments, including related parties	$196,448
Derivative assets	(3,309)
Cash and cash equivalents (including restricted cash)	8,407
Accrued investment income	1,328
Net receivable (payable) for collateral on derivatives	(1,486)
Reinsurance funds withheld and modified coinsurance	1,423
VIE and VOE assets, liabilities and noncontrolling interest	12,747
Unrealized (gains) losses	22,284
Ceded policy loans	(179)
Net investment receivables (payables)	186
Allowance for credit losses	471
Other investments	(10)
Total adjustments to arrive at gross invested assets	41,862
Gross invested assets	238,310
ACRA noncontrolling interest	(41,859)
Net invested assets	$196,451

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

At December 31, 2022, the Company had $9.0 billion of unrestricted cash and cash equivalents and $0.7 billion of U.S. Treasury securities as well as $4.8 billion of available funds from the 2022 AMH credit facility, AHL credit facility, and AHL liquidity facility.

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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s consolidated statements of cash flows:

	Years ended December 31,
(In millions)	2022	2021	2020
Operating Activities	$3,789	$1,064	$(1,616)
Investing Activities	(23,444)	(1,552)	(838)
Financing Activities	28,710	109	3,300
Effect of exchange rate changes on cash and cash equivalents	(15)	—	—
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$9,040	$(379)	$846

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

	Years ended December 31,
(In millions)	2022	2021	2020
Net cash provided by the Company's operating activities	$7,021	$2,165	$888
Net cash used in the Consolidated Funds and VIEs operating activities	(3,232)	(1,101)	(2,504)
Net cash provided by (used in) operating activities	3,789	1,064	(1,616)
Net cash used in the Company's investing activities	(21,840)	(1,229)	(68)
Net cash used in the Consolidated Funds and VIEs investing activities	(1,604)	(323)	(770)
Net cash used in investing activities	(23,444)	(1,552)	(838)
Net cash provided by (used in) the Company's financing activities	23,786	(1,576)	(822)
Net cash provided by the Consolidated Funds and VIEs financing activities	4,924	1,685	4,122
Net cash provided by financing activities	$28,710	$109	$3,300

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

•During the year ended December 31, 2022, cash provided by operating activities primarily includes net cash used in our consolidated funds and VIEs for purchases of investments and proceeds from sale of VIEs investments. Net cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, as well as cash received from pension group annuity transactions net of outflows.

•During the year ended December 31, 2021, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, other expenses and activities of our consolidated funds and VIEs. Net cash used in operating activities also reflects operating activities of our consolidated funds and VIEs, which includes cash outflows for purchases of investments, offset by cash inflows from consolidated funds.

•During the year ended December 31, 2020, cash used by operating activities primarily reflects the operating activities of our consolidated funds and VIEs, which includes cash outflows for purchases of investments, offset by cash inflows from consolidated funds. Net cash used in operating activities also reflects cash outflows for compensation, general, administrative, and other expenses, offset by cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income.

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

•During the year ended December 31, 2022, cash used in investing activities primarily reflects the purchase of investments due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by Athene cash acquired as a result of the Mergers and the sale, repayment and maturity of investments.

•During the year ended December 31, 2021, cash used in investing activities primarily reflects purchases of investments in Motive Partners and Challenger Ltd., net purchases of U.S. Treasury securities, and net contributions to equity method investments. Net cash used in investing activities also reflects the investing activities of our consolidated funds and VIEs, which primarily includes net proceeds from maturities of U.S. Treasury securities.

•During the year ended December 31, 2020, cash used in investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, partially offset by proceeds from maturities of U.S. Treasury securities.

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

•During the year ended December 31, 2022, cash provided by financing activities primarily reflects the strong organic inflows from retail and funding agreements, net of withdrawals, net capital contributions from non-controlling interests, and the issuance of debt and preferred stock by our subsidiary, partially offset by the payment of stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt, including repurchase agreements.

•During the year ended December 31, 2021, cash provided by financing activities primarily reflects the financing activities of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt, net contributions from non-controlling interest in consolidated entities, proceeds from issuance of securities of SPACs sponsored by Apollo, partially offset by payment of underwriting discounts and cash outflows for the principal repayment of debt. Net cash used in financing activities also reflects dividends to common shareholders, distributions to non-controlling interest holders, and repurchases of common stock.

•During the year ended December 31, 2020, cash provided by financing activities primarily reflects the financing activity of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt, net contributions from non-controlling interest in consolidated entities, contributions from redeemable non-controlling interests, offset by cash outflows for the principal repayment of debt. Net cash provided by financing activities also reflects proceeds from the issuance of the 2030 Senior Notes, partially offset by dividends to common shareholders, distributions to non-controlling interest holders, and repurchases of common stock.

Contractual Obligations, Commitments and Contingencies

For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 18 to the consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies.” The Company’s commitments are primarily fulfilled through cash flows from operations and financing activities.

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

Dividends and Distributions

For information regarding the quarterly dividends and distributions that were made to common stockholders and non-controlling interest holders in the Apollo Operating Group and participating securities, see note 15 to the consolidated financial statements. Although the Company currently expects to pay dividends, we may not pay dividends if, among other things, we do not have the cash necessary to pay the dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our dividends are at the sole discretion of our board of directors.

Because AGM is a holding company, the primary source of funds for AGM’s dividends are distributions from its operating subsidiaries, AAM and AHL, which are expected to be adequate to fund AGM’s dividends and other cash flow requirements based on current estimates of future obligations. The ability of these operating subsidiaries to make distributions to AGM will depend on satisfying applicable law with respect to such distributions, including surplus and minimum solvency requirements among others, as well as making prior distributions on the AAM and AHL outstanding preferred stock. Moreover, the ability of AAM and AHL to receive distributions from their own respective subsidiaries will continue to depend on applicable law with respect to such distributions.

On February 9, 2023, AGM declared a cash dividend of $0.40 per share of its common stock, which will be paid on February 28, 2023 to holders of record at the close of business on February 21, 2023.

Repurchase of Securities

Share Repurchase Program

For information regarding the Company’s share repurchase program, see note 15 to the consolidated financial statements.

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

Asset Management Liquidity

Our asset management business requires limited capital resources to support the working capital or operating needs of the business. For the asset management business’ longer-term liquidity needs, we expect to continue to fund the asset management business’ operations through management fees and performance fees received. Liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 13 and 15 to the consolidated financial statements, respectively. From time to time, if the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to raise proceeds through the issuance of additional debt or equity instruments.

At December 31, 2022, the asset management business had $1.2 billion of unrestricted cash and cash equivalents and $0.7 billion of U.S. Treasury securities as well as $1.0 billion of available funds from the 2022 AMH credit facility.

Future Debt Obligations

The asset management business had long-term debt of $2.8 billion at December 31, 2022, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048 and 2050. See note 13 to the consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

Consideration of Financing Arrangements

As noted above, in limited circumstances, the asset management business may issue debt or equity to supplement its liquidity. The decision to enter into a particular financing arrangement is made after careful consideration of various factors, including the asset management business’ cash flows from operations, future cash needs, current sources of liquidity, demand for the asset management business’ debt or equity, and prevailing interest rates.

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

Tax Receivable Agreement

The tax receivable agreement provides for the payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM and its subsidiaries realizes subject to the agreement. For more information regarding the tax receivable agreement, see note 17 to the consolidated financial statements.

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

As of December 31, 2022, the outstanding AOG Unit Payment amount was $351 million, payable in equal installments through December 31, 2024. See note 17 for more information.

Athora

Athora is a strategic liabilities platform that acquires and reinsures traditional closed life insurance policies and provides capital and reinsurance solutions to insurers in Europe. In 2017, Apollo made a €125 million commitment to Athora, which was fully drawn as of April 2020. Apollo committed an incremental €58 million in 2020 to purchase new equity interests. Additionally, in 2021, Apollo acquired approximately €21.9 million of new equity interests in Athora.

In December 2021, Apollo committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of December 31, 2022.

Apollo Asset Management and Athene are minority investors in Athora with a long-term strategic relationship. Through its share ownership, Apollo Asset Management has approximately 19.9% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo represent, in the aggregate, approximately 15.1% of the total voting power in Athora.

Fund Escrow

As of December 31, 2022, the remaining investments and escrow cash of Fund VII was valued at 112% of the fund’s unreturned capital which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Indemnification Liability

The asset management business recorded an indemnification liability in the event that the Former Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 17 to the consolidated financial statements for further information regarding the asset management business’ indemnification liability.

Retirement Services Liquidity

There are two forms of liquidity relevant to our retirement services business, funding liquidity and balance sheet liquidity. Funding liquidity relates to the ability to fund operations. Balance sheet liquidity relates to the ability to liquidate or rebalance Athene’s balance sheet without incurring significant costs from fees, bid-offer spreads, or market impact. Athene manages its liquidity position by matching projected cash demands with adequate sources of cash and other liquid assets. The principal sources of liquidity for our retirement services business, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

Athene’s investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services business does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. Athene has access to additional liquidity through the $1.25 billion AHL credit facility, with potential increases up to $1.75 billion, the AHL liquidity facility with a borrowing capacity of $2.5 billion, with potential increases up to $3.0 billion, and $2.0 billion of committed repurchase facilities. The AHL credit facility was undrawn as of December 31, 2022. On February 7, 2023, Athene borrowed $1.0 billion from the AHL liquidity facility for short-term cash flow needs. Athene also has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Insurance Subsidiaries’ Operating Liquidity

The primary cash flow sources for Athene’s insurance subsidiaries include retirement services product inflows (premiums and deposits), investment income, principal repayments on its investments, net transfers from separate accounts and financial product inflows. Uses of cash include investment purchases, payments to policyholders for surrenders, withdrawals and payout benefits, interest and principal payments on funding agreements, payments to satisfy pension group annuity obligations, policy acquisition costs and general operating costs.

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and MVAs, which are intended to protect it from early withdrawals. As of December 31, 2022, approximately 76% of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of December 31, 2022, approximately 60% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of December 31, 2022, approximately 29% of Athene’s net reserve liabilities were generally non-surrenderable, including funding agreements, group annuities and payout annuities, while 53% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of December 31, 2022, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of December 31, 2022, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $3.7 billion.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of December 31, 2022, the total maximum borrowing capacity under the FHLB facilities was limited to $52.4 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of December 31, 2022 Athene had the ability to draw up to an estimated $5.8 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

Securities Repurchase Agreements

Athene engages in repurchase transactions whereby it sells fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. Athene requires that, at all times during the term of the repurchase agreements, it maintains sufficient cash or other liquid assets sufficient to allow it to fund substantially all of the repurchase price. Proceeds received from the sale of securities pursuant to these arrangements are generally invested in short-term investments, with the offsetting obligation to repurchase the security included within payables for collateral on derivatives and securities to repurchase on the consolidated statements of financial condition. As per the terms of the repurchase agreements, Athene monitors the market value of the securities sold and may be required to deliver additional collateral (which may be in the form of cash or additional securities) to the extent that the value of the securities sold decreases prior to the repurchase date.

As of December 31, 2022, the payables for repurchase agreements were $4.7 billion, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $5.0 billion. As of December 31, 2022, payables for repurchase agreements were comprised of $1.9 billion of short-term and $2.9 billion of long-term repurchase agreements.

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

The maximum distribution permitted by law or contract is not necessarily indicative of the insurance subsidiaries’ actual ability to pay such distributions, which may be further restricted by business and other considerations, such as the impact of such distributions on surplus, which could affect Athene’s ratings or competitive position and the amount of premiums that can be written. Specifically, the level of capital needed to maintain desired financial strength ratings from rating agencies, including S&P, A.M. Best, Fitch and Moody’s, is of particular concern when determining the amount of capital available for distributions. AHL believes its insurance subsidiaries have sufficient statutory capital and surplus, combined with additional capital available to be provided by AHL, to meet their financial strength ratings objectives. Finally, state insurance laws and regulations require that the statutory surplus of Athene’s insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs.

Other Sources of Funding

Athene may seek to secure additional funding at the AHL level by means other than dividends from subsidiaries, such as by drawing on the undrawn $1.25 billion AHL credit facility, drawing on the remaining $1.5 billion of the AHL liquidity facility or by pursuing future issuances of debt or preference shares to third-party investors. The AHL credit facility contains various standard covenants with which Athene must comply, including maintaining a Consolidated Debt to Capitalization Ratio (as such term is defined in the AHL credit facility) of not greater than 35% at the end of any quarter, maintaining a minimum Consolidated Net Worth (as such term is defined in the AHL credit facility) of no less than $7.3 billion, and restrictions on the ability to incur debt and liens, in each case with certain exceptions. The AHL liquidity facility also contains various standard covenants with which Athene must comply, including maintaining an ALRe minimum Consolidated Net Worth (as such term is defined in the AHL liquidity facility) of no less than $9.3 billion and restrictions on the ability to incur debt and liens, in each case with certain exceptions.

Future Debt Obligations

Athene had long-term debt of $3.7 billion as of December 31, 2022, which includes notes with maturities in 2028, 2030, 2031, 2033, 2051, and 2052. See note 13 to the consolidated financial statements for further information regarding Athene’s debt arrangements.

Capital

Athene believes it has a strong capital position and that it is well positioned to meet policyholder and other obligations. Athene measures capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC RBC and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy. As of December 31, 2022, Athene’s U.S. RBC ratio was 387%, its Bermuda RBC ratio was 407% and its consolidated RBC ratio was 416%. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk.

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

Critical Accounting Estimates and Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in note 2 to our consolidated financial statements. The following is a summary of our accounting policies that are affected most by judgments, estimates and assumptions.

Critical Accounting Estimates and Policies - Overall

Consolidation

We consolidate entities on a variable interest or voting interest model or, if applicable, apply specialized accounting guidance for investment companies. Significant judgment may be required for the application of the VIE guidance and to determine whether entities qualify as investment companies.

The assessment of whether an entity is a variable interest entity and the determination of whether Apollo should consolidate requires judgment. Those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity and (iv) evaluating the nature of the relationship and activities of those related parties with shared power or under common control for purposes of determining which party within the related-party group is most closely associated with the VIE. Judgments are also made in determining whether a member in the equity group has a controlling financial interest, including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis considers all relevant economic interests, including proportionate interests held through related parties.

Additionally, evaluating an entity to determine whether it meets the characteristics of an investment company is qualitative in nature and may involve significant judgment. The Company has retained this specialized accounting for investment companies in consolidation.

Equity-Based Compensation

Equity-based compensation is generally measured based on the grant date fair value of the award. Certain RSUs granted by the Company vest subject to continued employment and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. Equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance fee metrics are met or deemed probable. The addition of these performance measures helps to promote the interests of our shareholders and fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. For more information regarding Apollo’s equity-based compensation awards, see note 14 to our consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.

A significant part of our compensation expense is derived from amortization of RSUs. The fair value of all RSU grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of AGM. The Company has three types of RSU grants, which we refer to as Plan Grants, Bonus Grants, and Performance Grants. Plan Grants may or may not provide the right to receive dividend equivalents until the RSUs vest and, for grants made after 2011, the underlying shares are generally issued by March 15th after the year in which they vest. For Plan Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions and lack of dividends until vested if applicable. Bonus Grants provide the right to receive dividend equivalents on both vested and unvested RSUs and Performance Grants provide the right to receive dividend equivalents on vested RSUs and may also provide the right to receive dividend equivalents on unvested RSUs. Both Bonus Grants and Performance Grants are generally issued by March 15th of the year following the year in which they vest. For Bonus Grants and Performance Grants, the grant date fair value for the periods presented is based on the public share price of AGM, and is discounted for transfer restrictions.

We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting dividends on certain Plan Grant and Performance Grant RSUs. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants and Performance Grants:

	For the Years Ended December 31,
	2022	2021	2020
Plan Grants:
Dividend Yield[1]	3.0%	3.0%	5.0%
Cost of Equity Capital Rate[3]	12.3%	11.7%	11.6%
Performance Grants:
Dividend Yield[2]	2.9%	2.2%	5.1%
Cost of Equity Capital Rate[3]	12.3%	12.0%	10.9%

[1] Calculated based on the historical dividends paid during the year ended December 31, 2022 and the price of the Company’s common stock as of the measurement date of the grant on a weighted average basis.

[2] Calculated based on the historical dividends paid during the three months ended December 31, 2022 and the price of the Company’s common stock as of the measurement date of the grant on a weighted average basis.

[3] Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant and Performance Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

We utilize the Finnerty Model to calculate a marketability discount on the Plan Grant, Bonus Grant and Performance Grant RSUs to account for the lag between vesting and issuance. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted security preventing its sale over a certain period of time.

The Finnerty Model proposes to estimate a discount for lack of marketability such as transfer restrictions by using an option pricing theory. This model has gained recognition through its ability to address the magnitude of the discount by considering the volatility of a company’s stock price and the length of restriction. The concept underpinning the Finnerty Model is that a restricted security cannot be sold over a certain period of time. Further simplified, a restricted share of equity in a company can be viewed as having forfeited a put on the average price of the marketable equity over the restriction period (also known as an

“Asian Put Option”). If we price an Asian Put Option and compare this value to that of the assumed fully marketable underlying security, we can effectively estimate the marketability discount. The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) dividend yield.

The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants, Bonus Grants and Performance Grants:

	For the Years Ended December 31,
	2022	2021	2020
Plan Grants:
Holding Period Restriction (in years)	1.2	4.6	0.6
Volatility[1]	44.8%	32.8%	58.8%
Dividend Yield[2]	3.0%	3.0%	5.0%
Bonus Grants:
Holding Period Restriction (in years)	0.2	0.2	0.2
Volatility[1]	34.5%	34.9%	29.2%
Dividend Yield[2]	2.9%	3.9%	5.0%
Performance Grants:
Holding Period Restriction (in years)	0.9	0.6	1.0
Volatility[1]	37.4%	27.0%	47.6%
Dividend Yield[2]	2.9%	2.2%	5.1%

[1] The Company determined the expected volatility based on the volatility of the Company’s common stock price as of the grant date with consideration to comparable companies.
[2] Calculated based on the historical dividends paid during the twelve months ended December 31, 2022, 2021 and 2020 and the Company’s common stock price as of the measurement date of the grant on a weighted average basis.

Income Taxes

Significant judgment is required in determining tax expense and in evaluating certain and uncertain tax positions. The Company recognizes the tax benefit of uncertain tax positions when the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether the Company has uncertain tax positions that require financial statement recognition.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period during which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Critical Accounting Estimates and Policies - Asset Management

Investments, at Fair Value

On a quarterly basis, Apollo utilizes valuation committees consisting of members from senior management, to review and approve the valuation results related to the investments of the funds it manages. For certain publicly traded vehicles managed by Apollo, a review is performed by an independent board of directors. The Company also retains external valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the external valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

The fair values of the investments in the funds we manage can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in this report. There have been no material changes to the valuation approaches utilized during the periods that our financial results are presented in this report.

Fair Value of Financial Instruments

Except for the Company’s debt obligations (each as defined in note 13 to our consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.

Revenue Recognition

Performance Fees

Apollo earns performance fees from funds we manage as a result of such funds achieving specified performance criteria. Such performance fees generally are earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum.

Performance allocations are performance fees that are generally structured from a legal standpoint as an allocation of capital to the Company. Performance allocations from certain of the funds that we manage are subject to contingent repayment and are generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as performance fees exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. We account for performance allocations as an equity method investment, and accordingly, we accrue performance allocations quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of performance allocations and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our credit, private equity and real assets funds.

Incentive fees are performance fees structured as a contractual fee arrangement rather than a capital allocation. Incentive fees are generally received from the management of CLOs, managed accounts and MFIC. For a majority of our incentive fees, once the quarterly or annual incentive fees have been determined, there is no look-back to prior periods for a potential contingent repayment, however, certain other incentive fees can be subject to contingent repayment at the end of the life of the entity. In accordance with the revenue recognition standard, certain incentive fees are considered a form of variable consideration and therefore are deferred until fees are probable to not be significantly reversed. There is significant judgment involved in determining if the incentive fees are probable to not be significantly reversed, but generally the Company will defer the revenue until the fees are crystallized or are no longer subject to clawback or reversal.

Management Fees

Management fees related to the yield funds we manage can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, capital contributions, or stockholders’ equity, all as defined in the respective partnership agreements. The management fee calculations for the yield funds we manage that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to equity funds we manage, by contrast, are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. The management fees related to the hybrid funds we manage are generally based on net asset value, gross assets, or committed or invested capital. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in the yield, hybrid and equity funds.

Profit Sharing Expense

Profit sharing expense is primarily a result of agreements with employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, changes in the fair value of the underlying investments in the funds we manage and advise affect profit sharing expense. Employees are generally allocated approximately 30% to 61%, of the total performance fees which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees and former employees to the extent not indemnified. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the consolidated statements of financial condition, represents all amounts previously distributed to employees and former employees that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.

Several of the Company’s employee remuneration programs are dependent upon performance fee realizations, including the Incentive Pool, and dedicated performance fee rights and certain RSU awards for which vesting is contingent, in part, on the realization of performance fees in a specified period. The Company established these programs to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company. Dedicated performance fee rights entitle their holders to payments arising from performance fee realizations. The Incentive Pool enables certain employees to earn discretionary compensation based on realized performance fees in a given year, which amounts are reflected in profit sharing expense in the Company’s consolidated financial statements. Amounts earned by participants as a result of their performance fee rights (whether dedicated or Incentive Pool) will vary year-to-year depending on the overall realized performance of the Company (and, in the case of the Incentive Pool, on their individual performance). There is no assurance that the Company will continue to compensate individuals through the same types of arrangements in the future and there may be periods when the Company determines that allocations of realized performance fees are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits, the modification of existing programs or the use of new remuneration programs. Reductions in performance fee revenues could also make it harder to retain employees and cause employees to seek other employment opportunities.

Critical Accounting Estimates and Policies - Retirement Services

Investments

The Company is responsible for the fair value measurement of investments presented in the consolidated financial statements. The Company performs regular analysis and review of its valuation techniques, assumptions and inputs used in determining fair value to evaluate if the valuation approaches are appropriate and consistently applied, and the various assumptions are reasonable. The Company also performs quantitative and qualitative analysis and review of the information and prices received from commercial pricing services and broker-dealers, to verify it represents a reasonable estimate of the fair value of each investment. In addition, the Company uses both internally-developed and commercially-available cash flow models to analyze the reasonableness of fair values using credit spreads and other market assumptions, where appropriate. For investment funds, the Company typically recognizes its investment, including those for which it has elected the fair value option, based on net asset value information provided by the general partner or related asset manager. For a discussion of investment funds for which it has elected the fair value option, see note 7 to the consolidated financial statements.

Valuation of Fixed Maturity Securities, Equity Securities and Mortgage Loans

The following table presents the fair value of fixed maturity securities, equity securities and mortgage loans, including those with related parties and those held by consolidated VIEs, by pricing source and fair value hierarchy:

	December 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities
AFS securities
Priced via commercial pricing services	$78,335	$2,570	$75,758	$7
Priced via independent broker-dealer quotations	23,166	—	20,475	2,691
Priced via models or other methods	10,724	—	—	10,724
Trading securities
Priced via commercial pricing services	1,087	21	1,066	—
Priced via independent broker-dealer quotations	506	2	453	51
Priced via models or other methods	880	—	—	880
Trading securities of consolidated VIEs	1,063	5	436	622
Total fixed maturity securities, including related parties and VIEs	115,761	2,598	98,188	14,975
Equity securities
Priced via commercial pricing services	995	150	845	—
Priced via independent broker-dealer quotations	15	—	—	15
Priced via models or other methods	356	—	—	356
Total equity securities, including related parties and VIEs	1,366	150	845	371
Mortgage loans
Priced via commercial pricing services	27,644	—	—	27,644
Priced via models or other methods	1,112	—	—	1,112
Mortgage loans of consolidated VIEs	2,055	—	—	2,055
Total mortgage loans, including related parties and VIEs	30,811	—	—	30,811
Total fixed maturity securities, equity securities and mortgage loans, including related parties and consolidated VIEs	$147,938	$2,748	$99,033	$46,157
Percent of total	100.0%	1.9%	66.9%	31.2%

The Company measures the fair value of its securities based on assumptions used by market participants in pricing the assets, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk. The estimate of fair value is the price that would be received to sell a security in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that security. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange while not under duress. The valuation of securities involves judgment, is subject to considerable variability and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such valuations can significantly affect the Company’s consolidated financial statements. Financial markets are susceptible to severe events evidenced by rapid depreciation in security values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized upon the sale of securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities. Accordingly, estimates of fair value are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

For fixed maturity securities, the Company obtains the fair values, when available, based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are liquid securities and the valuation does not require significant management judgment. When quoted prices in active markets are not available, fair value is based on market standard valuation techniques, giving priority to observable inputs. The Company obtains the fair value for most marketable bonds without an active market from several commercial pricing services. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers, and other reference data. For certain fixed maturity securities without an active market, an internally-developed discounted cash flow or other approach is utilized to calculate the fair value. A discount rate is used, which adjusts a market comparable base rate for securities with similar characteristics for credit spread, market illiquidity or other adjustments. The fair value of privately placed fixed maturity securities are based on the credit quality and duration of comparable marketable securities, which may be securities of another issuer with similar characteristics. In some instances, the Company uses a matrix-based pricing model, which considers the current level of risk-free interest rates, corporate spreads, credit quality of the issuer, and cash flow characteristics of the security. The Company also considers additional factors, such as net worth of the borrower, value of collateral, capital structure of the borrower, presence of guarantees and its evaluation of the borrower’s ability to compete in its relevant market.

For equity securities, the Company obtains the fair value, when available, based on quoted market prices. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued based on other sources, such as commercial pricing services or brokers.

The Company has elected the fair value option on its mortgage loan portfolio. The Company uses independent commercial pricing services to value its mortgage loan portfolio. Discounted cash flow analysis is performed through which the loans’ contractual cash flows are modeled and an appropriate discount rate is determined to discount the cash flows to arrive at a present value. Financial factors, credit factors, collateral characteristics and current market conditions are all taken into consideration when performing the discounted cash flow analysis. The Company performs vendor due diligence exercises annually to review vendor processes, models and assumptions. Additionally, the Company reviews price movements on a quarterly basis to ensure reasonableness.

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies. Liabilities for non-participating long duration contracts are established using accepted actuarial valuation methods which require Athene to make certain assumptions regarding expenses, investment yields, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of December 31, 2022, the reserve investment yield assumptions for non-participating contracts range from 2.3% to 6.6% and are specific to Athene’s expected earned rate on the asset portfolio supporting the reserves. Athene bases other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary. Premium deficiency tests are performed periodically using current assumptions, without provisions for adverse deviation, to test the appropriateness of the established reserves. If the reserves using current assumptions are greater than the existing reserves, the excess is recorded and the initial assumptions are revised.

Liabilities for Guaranteed Living Withdrawal Benefits and Guaranteed Minimum Death Benefits

Athene issues and reinsures deferred annuity contracts which contain GLWB and GMDB riders. It establishes future policy benefits for GLWB and GMDB by estimating the expected value of withdrawal and death benefits in excess of the projected account balance. Athene recognizes the excess proportionally over the accumulation period based on total actual and expected assessments. The methods used to estimate the liabilities have assumptions about policyholder behavior, which includes lapses, withdrawals and utilization of the benefit riders, mortality, and market conditions affecting the account balance.

Projected policyholder lapse and withdrawal behavior assumptions are set in one of two ways. For certain blocks of business, this behavior is a function of Athene’s predictive analytics model which considers various observable inputs. For the remaining blocks of business, these assumptions are set at the product level by grouping individual policies sharing similar features and guarantees and reviewed periodically against experience. Base lapse rates consider the level of surrender charges and are dynamically adjusted based on the level of current interest rates relative to the guaranteed rates and the amount by which any rider guarantees are in a net positive position. Rider utilization assumptions consider the number and timing of policyholders electing the riders. Athene tracks and updates this assumption as experience emerges. Mortality assumptions are set at the product level and generally based on standard industry tables, adjusted for historical experience and a provision for mortality improvement. Projected guaranteed benefit amounts in excess of the underlying account balances are considered over a range of scenarios in order to capture Athene’s exposure to the guaranteed withdrawal and death benefits.

The assessments used to accrue liabilities are based on interest margins, rider charges, surrender charges and realized gains (losses). As such, future reserve changes can be sensitive to changes in investment results and the impacts of shadow adjustments, which represent the impact of assuming unrealized gains (losses) are realized in future periods. As of December 31, 2022, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $5.3 billion. The relative sensitivity of the GLWB and GMDB liability balance from changes to these assumptions, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth, has decreased and are not significant following the business combination and purchase accounting election described in note 3.

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

A significant assumption in determining policy liabilities for indexed annuities is the vector of rates used to discount indexed strategy cash flows. The change in risk free rates is expected to drive most of the movement in the discount rates between periods. Changes to credit spreads for a given credit rating as well as any change to Athene’s credit rating requiring a revised level of nonperformance risk would also be factors in the changes to the discount rate. If the discount rates used to discount the indexed strategy cash flows were to fluctuate, there would be a resulting change in reserves for indexed annuities recorded through the consolidated statements of operations.

As of December 31, 2022, Athene had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $5.8 billion. The increase (decrease) to the embedded derivatives on indexed annuity products from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2022
+100 bps discount rate	$(299)
–100 bps discount rate	331

However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the quantitative impact presented in the table above does not necessarily correspond to the ultimate impact on the consolidated financial statements. In determining the ranges, Athene has considered current market conditions, as well as the market level of discount rates that can reasonably be anticipated over the near-term. For additional information regarding sensitivities to interest rate risk and public equity risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity”.

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

Athene establishes VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities. The fair value of the liabilities purchased is determined using market participant assumptions at the time of acquisition and represents the amount an acquirer would expect to be compensated to assume the contracts. Athene records the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using best estimate assumptions, plus a provision for adverse deviation where applicable, as of the business combination date. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative. Any negative VOBA is recorded to the same financial statement line on the consolidated statements of financial condition as the associated reserves. Positive VOBA is recorded in DAC, DSI and VOBA on the consolidated statements of financial condition.

VOBA and negative VOBA are amortized in relation to applicable policyholder liabilities. Significant assumptions which impact VOBA and negative VOBA amortization are consistent with those which impact the measurement of policyholder liabilities.

Estimated future gross profits vary based on a number of factors but are typically most sensitive to changes in investment spread margins, which are the most significant component of gross profits. If estimated gross profits for all future years on business in force were to change, including the impacts of shadow adjustments, there would be a resulting increase or decrease to the balances of DAC and DSI recorded as an increase or decrease to amortization of DAC and DSI on the consolidated statements of operations or AOCI.

Actual gross profits will depend on actual margins, including the changes in the value of embedded derivatives. The most sensitive assumption in determining the value of the embedded derivative is the vector of rates used to discount the embedded derivative cash flows. If the discount rates used to discount the embedded derivative cash flows were to change, there would be a resulting increase or decrease to the balances of DAC and DSI recorded as an increase or decrease in amortization of DAC and DSI on the consolidated statements of operations.

Following the business combination and application of purchase accounting described in note 3, DAC and DSI balances exhibit less sensitivity to hypothetical changes in estimated future gross profits and changes in the embedded derivative discount rate as they are relatively less material following the business combination. VOBA balances do not amortize based on estimated gross profits, and accordingly, are not sensitive to changes to actual or estimated gross profits.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to Apollo and its industries is included in note 2 to our consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of December 31, 2022:

	2023	2024 - 2025	2026 - 2027	2028 and Thereafter	Total
	(In millions)
Asset Management
Operating lease obligations[1]	$70	$152	$147	$545	$914
Other long-term obligations[2]	14	1	—	—	15
2022 AMH credit facility[3]	1	2	1	—	4
Debt obligations[3]	136	723	662	2,482	4,003
AOG Unit payment [4]	175	175	—	—	350
	396	1,053	810	3,027	5,286
Retirement Services
Interest sensitive contract liabilities	20,431	40,875	33,971	78,376	173,653
Future policy benefits	2,168	4,115	4,070	44,975	55,328
Other policy claims and benefits	129	—	—	—	129
Dividends payable to policyholders	5	9	9	73	96
Debt[3]	153	306	306	4,592	5,357
Securities to repurchase[5]	2,036	1,360	1,919	—	5,315
	24,922	46,665	40,275	128,016	239,878
Obligations	$25,318	$47,718	$41,085	$131,043	$245,164

[1] Operating lease obligations excludes $225 million of other operating expenses associated with operating leases.
[2] Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

[3] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements. See note 13 of the consolidated financial statements for further discussion of these debt obligations.

4 On December 31, 2021, each holder of AOG Units (other than those held by the Company and Athene) sold a portion of their limited partnership interests to the Company in exchange for the AOG Unit Payment. See note 17 to the consolidated financial statements for more information.

[5] The obligations for securities for repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the December 31, 2022 interest rate.

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
(iii)In connection with the Stone Tower acquisition, Apollo agreed to pay the former owners of Stone Tower a specified percentage of any future performance fees earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay the former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. These contingent consideration liabilities are remeasured to fair value at each reporting period until the obligations are satisfied. See note 18 to the consolidated financial statements for further information regarding the contingent consideration liabilities.
(iv)Commitments from certain of our subsidiaries to contribute to the funds we manage and certain related parties.

Atlas Securitized Products Holdings LP

On February 8, 2023, the Company and CS undertook the first close of their previously announced transaction whereby certain subsidiaries of Atlas acquired certain assets of the CS Securitized Products Group (the “Transaction”). A subsequent closing was held on February 23, 2023. Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, $0.4 billion of which is deferred until February 8, 2026, and $2.9 billion of which is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of AAM, fourth of AHL and fifth of AARe. Each of AARe and AHL has issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. In exchange for the purchase price, Atlas expects to receive, by the Transaction’s final close, approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value (to the extent that the warehouse assets received by Atlas constitute less than $1 billion of tangible equity value, the amount of cash is expected to increase by an offsetting amount). These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. In addition, Atlas has received an investment management contract to manage certain unrelated assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of the liability related to the Company’s assurance letter is not material to the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of incurring losses due to adverse changes in market rates and prices. Included in market risk are potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk, equity price risk and inflation risk.

In our asset management business, our predominant exposure to market risk is related to our role as investment manager and general partner for the funds we manage and the sensitivity to movements in the fair value of their investments and resulting impact on performance fees and management fee revenues. Our direct investments in the funds we manage also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments.

Our retirement services business is exposed to market risk through its investment portfolio, its counterparty exposures, and its hedging and reinsurance activities. Athene’s primary market risk exposures are to credit risk, interest rate risk, equity price risk, currency risk and inflation risk.

Risk Management Framework

The Company’s risk management frameworks are designed to identify, assess and prioritize risks to ensure that senior management understands and can manage our risk profile. Governance over risk exists at both the board level and management level for both the asset management and retirement services businesses. The audit committee of the board of directors of AGM is tasked with reviewing major financial risk exposures of the Company and management’s risk assessment and risk management policies.

Asset Management

In our asset management business, risks are analyzed across strategies from both a “bottom up” and “top down” perspective. We gather and analyze data, monitor investments and markets in detail, and constantly strive to better quantify, qualify and circumscribe relevant risks.

Each risk management process is subject to our overall risk tolerance and philosophy and our asset management enterprise risk management framework. This framework governs all business units within the asset management business and (1) conveys our risk culture; (2) outlines our risk management methodology; (3) identifies key roles and responsibilities, and (4) summarizes our core risk areas including, but not limited to, market, credit and operational risks.

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

The Apollo Global Risk Committee (“AGRC”) is tasked with assisting AAM in monitoring and managing enterprise risk for the asset management business. The AGRC is chaired by a Co-President of AAM and includes other members of senior management of Apollo’s asset management business. Managing risk is the responsibility of all AAM employees. Businesses and investment professionals are responsible for all the risk taken on and managed in their business areas and risk management groups are accountable for providing an objective challenge to, and oversight of, the business’ risk management.

Risk management groups, such as the market risk group and credit risk team, of the Company’s asset management business provide summary analysis of fund level market and credit risk to the portfolio managers of the funds managed by Apollo and the heads of the various business units. On a periodic basis, risk owners also provide analyses of select market and credit risk components to various members of senior management. In addition, the business and risk leaders of the Company’s asset management business review specific investments from the perspective of risk mitigation and discusses such analysis with the AGRC or other members of senior management when needed.

Retirement Services

The processes supporting risk management for our retirement services business are designed to ensure that Athene’s risk profile is consistent with its stated risk appetite and that it maintains sufficient capital and liquidity to support its corporate plan, while meeting the requirements imposed by its policyholders, regulators and other stakeholders. The risk management function at Athene strives to maximize the value of its existing business platform to the Company’s shareholders, preserve the ability to realize business and market opportunities under stressed market conditions, and to withstand the impact of severely adverse events.

AHL’s risk management framework includes a governance committee structure that supports accountability in current risk-based decision making and effective risk management. Governance committees are established at three levels: the AHL board of directors, AHL management, and subsidiary management. AHL utilizes a host of assessment tools to monitor and assess its risk profile, results of which are shared with senior management periodically at management level committees, such as the management risk committee (“MRC”) and the management investment and asset liability committee (“MIALC”), and with the AHL board of directors quarterly. Business management retains the primary responsibility for day-to-day management of risk.

The risk management team at Athene consists of eight teams: Business and Operational Risk, ALM, Regulatory and Risk Analytics, Derivative Governance & Risk Policy, Derivatives and Structured Solutions, Asset Risk Management, Strategic & Emerging Risk and Risk Operations & Change Management. The risk management team is led by AHL’s Chief Risk Officer, who reports to the chair of the AHL Risk Committee. AHL’s risk management team is comprised of more than 50 dedicated, full-time employees.

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
•analyzing interest rate risk, cash flow mismatch, and liquidity risk;
•performing scenario and stress analyses to examine their impacts on capital and earnings;
•performing cash flow testing and capital modeling;
•modeling the values of the derivatives embedded in its policy liabilities so that they can be effectively hedged;
•hedging unwanted risks, including from embedded derivatives, interest rate exposures and currency risks;
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

Market Risk and Management of Market Risk Exposures

Asset Management

Impact on Management Fees

Our management fees are based on one of the following:

•capital commitments to an Apollo fund;
•capital invested in an Apollo fund;
•the gross, net or adjusted asset value of an Apollo fund, as defined; or
•as otherwise defined in the respective agreements.

Management fees could be impacted by changes in market risk factors, including (i) changes in invested capital or in market values to below cost, due to which management could consider an investment permanently impaired, in the case of certain funds or (ii) changes in gross or net asset value, for the yield funds. The proportion of our management fees that are based on NAV is dependent on the number and types of funds in existence and the current stage of each fund’s life cycle.

Impact on Advisory and Transaction Fees—We earn transaction fees relating to certain yield, hybrid and equity transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases, dispositions, or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs, if applicable, are reflected as a reduction to advisory and transaction fees. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in yield, hybrid, and equity transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.

Impact on Performance Fees

We earn performance fees from the funds we manage as a result of such funds achieving specified performance criteria. Our performance fees will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact:

•the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in market risk factors;
•whether such performance criteria are annual or over the life of the fund;
•to the extent applicable, the previous performance of each fund in relation to its performance criteria; and
•whether each fund’s performance fee distributions are subject to contingent repayment.

As a result, the impact of changes in market risk factors on performance fees will vary widely from fund to fund. The impact is heavily dependent on the prior and future performance of each fund, and therefore is not readily predicted or estimated.

Market Risk

We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of investments will be adversely affected by changes in market conditions. Market risk is inherent in each of the investments of the funds we manage, including equity investments, loans, short-term borrowings, long-term debt, hedging instruments, credit default swaps and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest, currency exchange rates and credit spreads, equity prices, changes in the implied volatility of interest rates and price deterioration. Volatility in debt and equity markets can impact our pace of capital deployment, the timing of receipt of transaction fee revenues and the timing of realizations. These market conditions could have an impact on the value of fund investments and rates of return. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition. We monitor market risk using certain strategies and methodologies which management evaluates periodically for appropriateness. We intend to continue to monitor this risk going forward and continue to monitor our exposure to all market factors.

The Company is subject to a concentration risk related to the investors in the funds it manages. There are more than 1,000 investors in Apollo’s active yield, hybrid, and equity funds, and no individual investor accounts for more than 10% of the total committed capital to Apollo’s active funds.

Interest Rate Risk

Interest rate risk represents exposure we and the funds we manage have to instruments whose values vary with the change in interest rates. These instruments include, but are not limited to, loans, borrowings, investments in interest bearing securities and derivative instruments. We may seek to mitigate risks associated with the exposures by having the funds take offsetting positions in derivative contracts. Hedging instruments allow us to seek to mitigate risks by reducing the effect of movements in the level of interest rates, changes in the shape of the yield curve, as well as, changes in interest rate volatility. Hedging instruments used to mitigate these risks may include related derivatives such as options, futures and swaps.

Credit Risk

Credit risk represents exposure we and the funds we manage have to investments or other activity whose value varies with the change in credit spreads, the change in the probability of default by the borrow or the actual default and failure to repay a loan or contractual obligation. Certain of the funds we manage are subject to certain inherent risks through their investments.

Certain entities we manage invest substantially all of their excess cash in open-end money market funds and money market demand accounts, which are included in cash and cash equivalents. The money market funds invest primarily in government securities and other short-term, highly liquid instruments with a low risk of loss. We continually monitor the funds’ performance in order to manage any risk associated with these investments.

Certain funds we manage hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize risk exposure by limiting the counterparties with which the funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. Counterparty risk may be further mitigated by the exchange of collateral with a counterparty as a form of credit support for derivative transactions. As of December 31, 2022, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

Certain investments of the funds we manage include lower-rated and comparable quality unrated distressed investments and other instruments. Investments in such debt instruments are accompanied by a greater degree of risk of loss due to default by the issuer because such debt instruments are generally unsecured and subordinated to other creditors of the issuer. These issuers generally have high levels of indebtedness and can be more sensitive to adverse market conditions, such as a recession or increasing interest rates, as compared to higher rated issuers. We seek to minimize risk exposure by subjecting each prospective investment to rigorous credit analysis and by making investment decisions based upon objectives that include capital preservation and appreciation, and industry and issuer diversification.

Foreign Exchange Risk

Foreign exchange risk represents exposures the funds we manage have to changes in the values of current fund holdings and future cash flows denominated in other currencies and investments in non-U.S. companies. The types of investments exposed to this risk include investments in foreign subsidiaries, foreign currency-denominated loans, foreign currency-denominated transactions, and various foreign exchange derivative instruments whose values fluctuate with changes in currency exchange rates or foreign interest rates. Instruments used to mitigate this risk are foreign exchange options, currency swaps, futures and forwards. These instruments may be used to help insulate the funds we manage against losses that may arise due to volatile movements in foreign exchange rates and/or interest rates.

In our capacity as investment manager of the funds we manage, we continuously monitor a variety of markets for attractive opportunities for managing risk. For example, certain of the funds we manage may put in place foreign exchange hedges or borrowings with respect to certain foreign currency denominated investments to provide a hedge against foreign exchange exposure.

Non-U.S. Operations

We have offices and conduct business throughout the world and are continuing to expand into foreign markets. Our fund investments and our revenues are primarily derived from our U.S. operations. With respect to our non-U.S. operations, we are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. The funds we manage also invest in the securities of companies which are located in non-U.S. jurisdictions. As we continue to expand globally, we will continue to focus on monitoring and managing these risk factors as they relate to specific non-U.S. investments.

Retirement Services

Credit Risk and Counterparty Risk

To operate Athene’s business model, which is based on generating spread related earnings, it must bear credit risk. However, as Athene assumes credit risk through its investment, reinsurance and hedging activities, it endeavors to ensure that risk exposures remain diversified, that it is adequately compensated for the risks it assumes and that the level of risk is consistent with its risk appetite and objectives.

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

Interest Rate Risk—Significant interest rate risk may arise from mismatches in the timing of cash flows from Athene’s assets and liabilities. Management of interest rate risk at the company-wide level, and at the various operating company levels, is one of the main risk management activities in which AHL senior management engages.

Depending upon the materiality of the risk and an assessment of how Athene would perform across a spectrum of interest rate environments, it may seek to mitigate interest rate risk using on-balance-sheet strategies (portfolio management) or off-balance-sheet strategies (derivative hedges such as interest rate swaps and futures). Athene monitors ALM metrics (such as key-rate durations and convexity) and employs quarterly cash flow testing requirements across all of its insurance companies to assure the asset and liability portfolios are managed to maintain net interest rate exposures at levels that are consistent with its risk appetite. Athene has established a set of exposure and stress limits to communicate its risk tolerance and to ensure adherence to those risk tolerance levels. Risk management personnel and the MRC and/or MIALC (together, management committees) are notified in the event that risk tolerance levels are exceeded. Depending on the specific risk threshold that is exceeded, the appropriate management committee then makes a decision as to what actions, if any, should be undertaken.

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

The equity index hedging framework implemented is one of static and dynamic replication. Unique policy-level liability options are matched with static OTC options and residual risk arising from policyholder behavior and other trading constraints (for example minimum trade size) are managed dynamically by decomposing the risk of the portfolio (asset and liability positions) into market risk measures which are managed to pre-established risk limits. The portfolio risks are measured overnight and rebalanced daily to ensure that the risk profile remains within risk appetite. Valuation is done at the position level, and risks are aggregated and shown at the level of each underlying index. Risk measures that have term structure sensitivity, such as index volatility risk and interest rate risk, are monitored and risk managed along the term structure.

Athene is also exposed to equity risk in its alternative investment portfolio. The form of those investments is typically a limited partnership interest in a fund. Athene currently targets fund investments that have characteristics resembling fixed income investments versus those resembling pure equity investments, but as holders of partnership positions, Athene’s investments are generally held as equity positions. Alternative investments are comprised of several categories, including at the most liquid end of the spectrum “liquid strategies”, (which is mostly exposure to publicly traded equities), followed by “differentiated investments”, “yield”, “equity” and “hybrid” strategies. Athene’s alternatives portfolio also includes strategic equity investments in origination platforms, insurance platforms and others.

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

The alternative investment portfolio is monitored to ensure diversification across asset classes and strategy, and the portfolio's performance under stress scenarios is evaluated routinely as part of management and board reviews. Since alternative investments are marked-to-market on the balance sheet, risk analyses focus on potential changes in market value across a variety of market stresses.

Currency Risk—Athene manages its currency risk to maintain minimal exposure to currency fluctuations. It attempts to hedge completely the currency risk arising in its investment portfolio, funding agreements or indexed annuity liabilities. In general, Athene matches currency exposure of assets and liabilities. When the currency denominations of the assets and liabilities do not match, Athene generally undertakes hedging activities to eliminate or mitigate currency mismatch risk.
Inflation Risk—Athene manages its inflation risk to maintain minimal exposure to changes in purchasing power. In general, it attempts to match inflation exposure of assets and liabilities. When the inflation exposure profiles of assets and liabilities do not match, Athene generally undertakes hedging activities to eliminate or mitigate inflation mismatch risk. Athene attempts to hedge the majority of inflation risk arising from the pension group annuity business that it reinsures.

Scenario Analysis— Athene evaluates exposure to credit risk by analyzing its portfolio’s performance during simulated periods of economic stress. Athene manages business, capital and liquidity needs to withstand stress scenarios and target capital it believes will maintain its current ratings in a moderate recession scenario and maintain investment grade ratings under a deep recession scenario, a substantially severe financial crisis akin to the Lehman scenario in 2008. In the recession scenario, Athene calibrates recessionary shocks to several key risk factors (including but not limited to default rates, recoveries, credit spreads and U.S. Treasury yields) using data from the 1991, 2001, and 2008 recessions, and estimate impacts to the various sectors in its portfolio. In the deep recession scenario, Athene uses default probabilities from the 2008-2009 period, along with recovery and ratings migration rates, to estimate impairment impacts, and uses credit spread and interest rate movements from the 2008–2009 period to estimate mark to market changes. Management reviews the impacts of its stress test analyses on a quarterly basis.

Sensitivities

Asset Management

Interest Rate Risk

We are primarily subject to interest rate risk through the investments of the funds we manage. For funds that pay management fees based on NAV or other bases that are sensitive to market value fluctuations, we anticipate our management fees would change consistent with the increase or decrease experienced by the underlying funds’ portfolios. In the event that interest rates were to increase by one percentage point, we estimate that management fees earned that were dependent upon estimated fair value would decrease by approximately $9 million and $41 million during the years ended December 31, 2022 and 2021, respectively.

Credit Risk

Similar to interest rate risk, we are also subject to credit risk through the investments of the funds we manage. In the event that credit spreads were to increase by one percentage point, we estimate that management fees earned that were dependent upon estimated fair value would decrease by approximately $18 million and $51 million during the years ended December 31, 2022 and 2021, respectively.

Foreign Exchange Risk

We estimate for the years ended December 31, 2022 and 2021, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in management fees and investment income (loss):

	Years ended December 31,
(In millions)	2022	2021
Management fees	$21	$20
Investment income (loss)	9	19

Net Gains from Investment Activities and Principal Investment Income

Our assets and unrealized gains, and our related equity and net income are sensitive to changes in the valuations of the underlying investments of the funds we manage and could vary materially as a result of changes in our valuation assumptions and estimates. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Investments, at Fair Value” for details related to the valuation methods that are used and the key assumptions and estimates employed by such methods. We also quantify the Level 3 investments that are included on our consolidated statements of financial condition by valuation methodology in note 7 to the consolidated financial statements. We employ a variety of valuation methods. Furthermore, the investments that we manage but are not on our consolidated statements of financial condition, and therefore impact performance fees, also employ a variety of valuation methods of which no single methodology is used more than any other.

Management Fees

Management fees are primarily based on the net asset value of the relevant fund, gross assets, adjusted equity, capital commitments, invested capital, or as defined in the respective fund’s management agreements. Changes in the fair values of the investments that earn management fees based on net asset value, gross assets or adjusted equity will have a direct impact on the amount of management fees that are earned. Management fees earned that were dependent upon estimated fair value during the years ended December 31, 2022 and 2021 would decrease by approximately $51 million and $112 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods.

Management fees for equity and certain hybrid funds we manage are generally charged on either (a) a fixed percentage of committed capital over a stated investment period or (b) a fixed percentage of invested capital of unrealized portfolio investments. Changes in values of investments could indirectly affect future management fees from such funds by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay the management fees or if such change resulted in a write-down of investments below their associated invested capital.

Investment Income (Loss)

Performance Fees—Performance fees from the funds we manage generally are earned based on achieving specified performance criteria and is impacted directly by changes in the fair value of the funds’ investments. We anticipate that a 10% decline in the fair values of investments held by all of the funds we manage would decrease performance fees by approximately $1.1 billion at both December 31, 2022 and 2021.

Principal Investment Income—For select funds managed by Apollo, our share of income from equity method investments as a general partner in such funds is derived from unrealized gains or losses on investments in funds included in the consolidated financial statements. For funds in which we have an interest, but are not consolidated, our share of investment income is limited to our direct investments in the funds.

We anticipate that a 10% decline in the fair value of investments at December 31, 2022 and 2021 would result in an approximate $235 million and $203 million decrease in principal investment income in our consolidated financial statements, respectively.

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of December 31, 2022, Athene estimates a net decrease to its point-in-time pre-tax income from changes in the fair value of these financial instruments of $707 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes to rider reserves, resulting in an offsetting increase to Athene’s pre-tax income of $23 million. If there was a similar parallel increase in interest rates from levels as of December 31, 2021, Athene estimates a net decrease to its point-in-time pre-tax income from changes in the fair value of these financial instruments of $511 million with an offsetting increase to pre-tax income of $17 million from DAC, DSI and VOBA amortization and changes in rider reserves. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of financial instruments in the estimated outcome as of December 31, 2022, when compared to December 31, 2021, was primarily due to the election of the fair value accounting option for Athene’s mortgage loan portfolio. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by a change in investment income from floating rate assets and liabilities, offset by DAC and DSI amortization and rider reserve change, all calculated without regard to future changes to assumptions. Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes” in its reconciliation between net income (loss) available to AHL common shareholder and spread related earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to AGM common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income (loss) of an immediate, parallel increase in interest rates of 25 basis points from levels as of December 31, 2022, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

Athene assesses public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of December 31, 2022, Athene estimates a net decrease to its pre-tax income from changes in the fair value of these financial instruments of $269 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes in rider reserves, resulting in an offsetting increase to its pre-tax income of $20 million. As of December 31, 2021, Athene estimates that a decline in public equity market prices of 10% would cause a net decrease to its pre-tax income from changes in the fair value of these financial instruments of $392 million with an offsetting increase to its pre-tax income of $131 million from DAC, DSI and VOBA amortization and changes in rider reserves. The decline in the DAC, DSI and VOBA amortization as of December 31, 2022, when compared to that as of December 31, 2021, is driven by the decline in the market value of the equity options. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apollo Global Management, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Apollo Global Management, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Performance Allocations— Refer to Note 2, Summary of Significant Accounting Policies

Critical Audit Matter Description

The Company, through its asset management business, recognizes performance allocations from the funds it manages within investment income to the extent these funds meet or achieve certain performance criteria. The Company recognizes performance allocations each reporting period based on the terms outlined in the respective fund governing agreements. Further, the fair value of the underlying investments held by the funds is a significant input to the evaluation and recognition of performance allocations.

Certain funds may hold significant illiquid investments whose fair values are based on unobservable inputs. These investments have limited observable market activity and changes in the fair value of these investments directly impact the amount of performance allocations the Company is entitled to recognize as investment income for the period.

Auditing the performance allocation calculations involves critical evaluation of the appropriate legal interpretation and application of the terms of the respective fund governing agreements, inclusive of any contingent repayment provisions. Auditing the fair value of illiquid investments, which are based on unobservable inputs, involves especially subjective auditor judgment and the subject matter expertise of our fair value specialists to evaluate the appropriateness of the valuation methods, assumptions, and unobservable inputs used by the Company to determine fair value.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the funds’ performance allocation calculations and the testing of fair value of illiquid investments held by the funds included the following, among others:

•We involved senior, more experienced audit team members in the performance of our audit procedures.
•We tested the design and operating effectiveness of controls over management’s performance allocation calculations and the determination of the fair value of illiquid investments.
•We evaluated, on a sample basis, whether the Company’s performance allocation calculations were performed in accordance with the terms of the funds’ governing agreements.
•We utilized our fair value specialists to assist in our evaluation of the valuation methods, assumptions and unobservable inputs used by the Company to determine the fair value of certain illiquid investments held by the funds.
•We evaluated the Company’s historical ability to accurately estimate the fair value of illiquid investments by comparing previous estimates of fair value to market transactions with third parties.

Valuation of Certain Structured Level 3 Asset-Backed Securities - Refer to Note 4, Investments, Note 7, Fair Value, and Note 17, Related Parties

Critical Audit Matter Description

Investments in certain structured Level 3 asset-backed securities held by the Company, through its retirement services business, are reported at fair value in the consolidated financial statements. These investments without readily determinable market values, are valued using significant unobservable inputs that involve considerable judgment by management. The Company uses internal modeling techniques based on projected cash flows and certain other unobservable inputs to value its structured

Level 3 asset-backed securities. The significant unobservable inputs may include discount rates, issue specific credit adjustments, material non-public financial information, estimation of future earnings and cash flows, default rate assumptions, and liquidity assumptions.

Given that the Company utilizes valuation models and significant unobservable inputs to estimate the fair value for certain of its structured Level 3 asset-backed securities, performing audit procedures to evaluate these inputs requires a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation models and significant unobservable inputs utilized by the Company to estimate the fair value of investments in certain structured Level 3 asset-backed securities included the following, among others:

•We involved senior, more experienced audit team members in the performance of our audit procedures.
•We tested the design and operating effectiveness of controls over management’s determination of the fair value of these securities.
•With the assistance of our fair value specialists, we:
–Evaluated the valuation models and unobservable inputs used by the Company to estimate fair value for a sample of these securities.
–Developed independent fair value estimates and compared our estimates to the Company’s estimates for a sample of these securities.
•On a sample basis, we evaluated the Company’s historical ability to accurately estimate the fair value of these securities by comparing previous estimates of fair value to market transactions with third parties adjusted for changes in market conditions.

Certain Assumptions Used in the Valuation of Value of Business Acquired (VOBA), Future Policy Benefits, and Interest Sensitive Contract Liabilities - Refer to Note 2 , Summary of Significant Accounting Policies, Note 7, Fair Value, and Note 9, Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

Critical Audit Matter Description

On January 1, 2022, the Company completed its merger with Athene Holding Ltd. (“Athene”) and allocated the consideration to the fair value of Athene’s assets and liabilities at the time of the merger. In conjunction with the merger and in subsequent period evaluations, the Company determined estimated valuations of VOBA, negative VOBA, Future Policy Benefits and Interest Sensitive Contract Liabilities, which include embedded derivatives. The Company’s valuations are based on actuarial methodologies and include significant unobservable inputs associated with underlying economic and future policyholder behavior assumptions.

Significant judgment is applied by the Company in determining these assumptions. Specifically, the future policyholder behavior assumptions related to lapses and the use of benefit riders, as well as the assumptions for the future equity option costs or option budget and risk margin involve significant unobservable inputs and may materially impact the estimated valuation of VOBA, negative VOBA, Future Policy Benefits and Interest Sensitive Contract Liabilities, which include embedded derivatives.

Given the significant judgement involved with determining these economic and policyholder behavior assumptions, auditing these estimates requires a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value and actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to these economic and policyholder behavior assumptions determined by the Company included the following, among others:

•We involved senior, more experienced audit team members, including fair value and actuarial specialists, to plan and perform audit procedures.

•We tested the effectiveness of controls over management’s development of these assumptions, including those controls over the underlying data.
•With the assistance of our fair value and actuarial specialists, we:
–Evaluated the methods, models, and judgements applied by the Company in determining these assumptions, including evaluating the results of experience studies or other data used as a basis for setting those assumptions.
–Evaluated the reasonableness of the Company’s assumptions by comparing those selected by management to those independently developed by our fair value and actuarial specialists, drawing upon standard actuarial and industry practices.

/s/ Deloitte & Touche LLP
New York, NY
February 28, 2023

We have served as the Company's auditor since 2007.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except share data)	As of December 31, 2022	As of December 31, 2021
Assets
Asset Management
Cash and cash equivalents	$1,201	$917
Restricted cash and cash equivalents	1,048	708
Investments	5,582	11,354
Assets of consolidated variable interest entities
Cash and cash equivalents	110	463
Investments	2,369	14,737
Other assets	30	252
Due from related parties	465	490
Goodwill	264	117
Other assets	2,333	1,464
	13,402	30,502
Retirement Services
Cash and cash equivalents	7,779	—
Restricted cash and cash equivalents	628	—
Investments	172,488	—
Investments in related parties	23,960	—
Assets of consolidated variable interest entities
Cash and cash equivalents	362	—
Investments	15,699	—
Other assets	112	—
Reinsurance recoverable	4,367	—
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,576	—
Goodwill	4,058	—
Other assets	10,902	—
	245,931	—
Total Assets	$259,333	$30,502

		(Continued)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except share data)	As of December 31, 2022	As of December 31, 2021
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$2,975	$2,847
Due to related parties	998	1,222
Debt	2,814	3,134
Liabilities of consolidated variable interest entities
Debt, at fair value	—	7,943
Notes payable	50	2,611
Other liabilities	1,899	781
	8,736	18,538
Retirement Services
Interest sensitive contract liabilities	173,653	—
Future policy benefits	55,328	—
Debt	3,658	—
Payables for collateral on derivatives and securities to repurchase	6,707	—
Other liabilities	3,213	—
Liabilities of consolidated variable interest entities
Other liabilities	809	—
	243,368	—
Total Liabilities	252,104	18,538
Commitments and Contingencies (note 18)
Redeemable non-controlling interests
Redeemable non-controlling interests	1,032	1,770
Equity
Series A Preferred Stock, 0 and 11,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	264
Series B Preferred Stock, 0 and 12,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	290
Class A Common Stock, $0.00001 par value, 0 and 90,000,000,000 shares authorized, 0 and 248,896,649 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Class B Common Stock, $0.00001 par value, 0 and 999,999,999 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Class C Common Stock, $0.00001 par value, 0 and 1 share authorized, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 570,276,188 shares issued and outstanding as of December 31, 2022	—	—
Additional paid in capital	14,982	2,096
Retained earnings (accumulated deficit)	(2,259)	1,144
Accumulated other comprehensive income (loss)	(12,326)	(5)
Total Apollo Global Management, Inc. Stockholders’ Equity	397	3,789
Non-controlling interests	5,800	6,405
Total Equity	6,197	10,194
Total Liabilities, Redeemable non-controlling interests and Equity	$259,333	$30,502

		(Concluded)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In millions, except per share data)	2022	2021	2020
Revenues
Asset Management
Management fees	$1,503	$1,921	$1,687
Advisory and transaction fees, net	443	302	249
Investment income (loss)	796	3,699	393
Incentive fees	27	29	25
	2,769	5,951	2,354
Retirement Services
Premiums	11,638	—	—
Product charges	718	—	—
Net investment income	8,148	—	—
Investment related gains (losses)	(12,717)	—	—
Revenues of consolidated variable interest entities	440	—	—
Other revenues	(28)	—	—
	8,199	—	—
Total Revenues	10,968	5,951	2,354
Expenses
Asset Management
Compensation and benefits	1,943	3,493	1,089
Interest expense	124	138	133
General, administrative and other	682	482	357
	2,749	4,113	1,579
Retirement Services
Interest sensitive contract benefits	541	—	—
Future policy and other policy benefits	12,310	—	—
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	509	—	—
Policy and other operating expenses	1,371	—	—
	14,731	—	—
Total Expenses	17,480	4,113	1,579
Other income (loss) – Asset Management
Net gains (losses) from investment activities	165	2,611	(455)
Net gains (losses) from investment activities of consolidated variable interest entities	494	557	197
Other income (loss), net	38	(145)	36
Total Other income (loss)	697	3,023	(222)
Income (loss) before income tax (provision) benefit	(5,815)	4,861	553
Income tax (provision) benefit	1,069	(594)	(86)
Net income (loss)	(4,746)	4,267	467
Net (income) loss attributable to non-controlling interests	1,533	(2,428)	(310)
Net income (loss) attributable to Apollo Global Management, Inc.	(3,213)	1,839	157
Preferred stock dividends	—	(37)	(37)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$(3,213)	$1,802	$120

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$(5.57)	$7.32	$0.44
Net income (loss) attributable to common stockholders - Diluted	$(5.57)	$7.32	$0.44
Weighted average shares outstanding – Basic	584.7	236.6	227.5
Weighted average shares outstanding – Diluted	584.7	236.6	227.5

See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(In millions)	2022	2021	2020
Net income (loss)	$(4,746)	$4,267	$467
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	(17,459)	—	(1)
Unrealized gains (losses) on hedging instruments	4	—	—
Foreign currency translation and other adjustments	(46)	(32)	42
Other comprehensive income (loss), before tax	(17,501)	(32)	41
Income tax expense (benefit) related to other comprehensive income (loss)	(3,083)	—	—
Other comprehensive income (loss)	(14,418)	(32)	41
Comprehensive income (loss)	(19,164)	4,235	508
Comprehensive (income) loss attributable to non-controlling interests	3,630	(2,399)	(348)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$(15,534)	$1,836	$160

See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	For the year ended December 31, 2020
	Apollo Global Management, Inc. Stockholders
(In millions)	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2020	223	—	—	$264	$290	$1,303	$—	$(5)	$1,852	$1,186	$3,038
Equity transaction with Athene Holding	—	—	—	—	—	(55)	—	—	(55)	1,215	1,160
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	1,885	1,885
Dilution impact of issuance of common stock	—	—	—	—	—	8	—	—	8	—	8
Capital increase related to equity-based compensation	—	—	—	—	—	174	—	—	174	—	174
Capital contributions	—	—	—	—	—	—	—	—	—	843	843
Dividends/ Distributions	—	—	—	(18)	(19)	(536)	(13)	—	(586)	(1,376)	(1,962)
Payments related to issuances of common stock for equity-based awards	3	—	—	—	—	29	(97)	—	(68)	—	(68)
Repurchase of common stock	(3)	—	—	—	—	(92)	—	—	(92)	—	(92)
Exchange of AOG Units for common stock	6	—	—	—	—	46	(10)	—	36	(17)	19
Net income (loss)	—	—	—	18	19	—	120	—	157	310	467
Accumulated other comprehensive income	—	—	—	—	—	—	—	3	3	38	41
Balance at December 31, 2020	229	—	—	$264	$290	$877	$—	$(2)	$1,429	$4,084	$5,513

(Continued)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	For the year ended December 31, 2021
	Apollo Global Management, Inc. Stockholders
(In millions)	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2021	229	—	—	$264	$290	$877	$—	$(2)	$1,429	$4,084	$5,513
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(148)	(148)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(70)	—	—	(70)	—	(70)
Issuance of common stock related to equity transactions	—	—	—	—	—	22	—	—	22	—	22
Pledge of common stock	—	—	—	—	—	126	—	—	126	—	126
Purchase of limited partnership interests	—	—	—	—	—	(27)	—	—	(27)	(521)	(548)
Dilution impact of issuance of common stock	—	—	—	—	—	(9)	—	—	(9)	—	(9)
Capital increase related to equity-based compensation	—	—	—	—	—	1,152	—	—	1,152	—	1,152
Capital contributions	—	—	—	—	—	—	—	—	—	2,280	2,280
Dividends/ distributions	—	—	—	(18)	(19)	—	(517)	—	(554)	(1,504)	(2,058)
Payments related to issuances of common stock for equity-based awards	6	—	—	—	—	78	(141)	—	(63)	—	(63)
Repurchase of common stock	(5)	—	—	—	—	(299)	—	—	(299)	—	(299)
Exchange of AOG Units for common stock	19	—	—	—	—	246	—	—	246	(185)	61
Net income (loss)	—	—	—	18	19	—	1,802	—	1,839	2,428	4,267
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	—	(3)	(3)	(29)	(32)
Balance at December 31, 2021	249	—	—	$264	$290	$2,096	$1,144	$(5)	$3,789	$6,405	$10,194

(Continued)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	For the year ended December 31, 2022
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2022	249	$264	$290	$2,096	$1,144	$(5)	$3,789	$6,405	$10,194
Merger with Athene	166	—	—	13,050	—	—	13,050	4,942	17,992
Issuance of warrants	—	—	—	142	—	—	142	—	142
Reclassification of preferred stock to non-controlling interests	—	(264)	(290)	—	—	—	(554)	554	—
Consolidation/ deconsolidation of VIEs	—	—	—	8	(7)	—	1	(3,649)	(3,648)
Issuance of common stock related to equity transactions	4	—	—	252	—	—	252	—	252
Accretion of redeemable non-controlling interests	—	—	—	(67)	—	—	(67)	—	(67)
Capital increase related to equity-based compensation	—	—	—	462	—	—	462	—	462
Capital contributions	—	—	—	—	—	—	—	4,816	4,816
Dividends/ distributions	—	—	—	(962)	—	—	(962)	(1,047)	(2,009)
Transactions between entities under common control	—	—	—	20	—	—	20	—	20
Payments related to issuances of common stock for equity-based awards	6	—	—	36	(183)	—	(147)	—	(147)
Repurchase of common stock	(11)	—	—	(635)	—	—	(635)	—	(635)
Exchange of AOG Units for common stock	156	—	—	580	—	—	580	(2,591)	(2,011)
Net income (loss)	—	—	—	—	(3,213)	—	(3,213)	(1,533)	(4,746)
Accumulated other comprehensive income (loss)	—	—	—	—	—	(12,321)	(12,321)	(2,097)	(14,418)
Balance at December 31, 2022	570	$—	$—	$14,982	$(2,259)	$(12,326)	$397	$5,800	$6,197
(Concluded)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2022	2021	2020
Cash Flows from Operating Activities
Net Income (Loss)	$(4,746)	$4,267	$467
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Equity-based compensation	540	1,181	213
Net investment income	(1,306)	(3,699)	(392)
Net recognized (gains) losses on investments and derivatives	5,735	(3,165)	430
Depreciation and amortization	594	27	19
Net amortization of net investment premiums, discount and other	285	—	—
Policy acquisition costs deferred	(1,127)	—	—
Other non-cash amounts included in net income (loss), net	321	642	77
Changes in consolidation	(482)	(48)	502
Changes in operating assets and liabilities:
Purchases of investments by Funds and VIEs	(7,139)	(4,725)	(4,991)
Proceeds from sale of investments by Funds and VIEs	3,995	3,534	2,083
Interest sensitive contract liabilities	(1,269)	—	—
Future policy benefits and reinsurance recoverable	5,339	—	—
Other assets and liabilities, net	3,049	3,050	(24)
Net cash provided by (used in) operating activities	$3,789	$1,064	$(1,616)
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	$(3,992)	$—	$—
Purchases of available-for-sale securities	(36,684)	—	—
Purchases of mortgage loans	(12,951)	—	—
Purchases of investment funds	(6,308)	(1,024)	(784)
Purchases of U.S. Treasury securities	(4,939)	(4,491)	(1,874)
Purchases of derivatives instruments and other investments	(3,008)	—	—
Sales, maturities and repayments of investments and distributions from equity method investments	34,295	4,032	1,823
Cash acquired through merger	10,420	—	49
Other investing activities, net	(277)	(69)	(52)
Net cash used in investing activities	$(23,444)	$(1,552)	$(838)
Cash Flows from Financing Activities
Issuance of debt	$5,745	$1,334	$4,300
Repayment of debt	(4,033)	(1,968)	(925)
Repurchase of common stock	(635)	(299)	(92)
Common stock dividends	(962)	(517)	(550)
Preferred stock dividends	—	(37)	(37)
Distributions paid to non-controlling interests	(1,050)	(1,498)	(855)
Contributions from non-controlling interests	4,816	2,280	843
Distributions to redeemable non-controlling interests	(776)	—	—
Contributions from redeemable non-controlling interests	—	—	773
Proceeds from issuance of Class A units of SPAC, net of underwriting and offering costs	—	1,001	—
Deposits on investment-type policies and contracts	33,920	—	—
Withdrawals on investment-type policies and contracts	(10,209)	—	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	(330)	—	—
Other financing activities, net	2,224	(187)	(157)
Net cash provided by financing activities	$28,710	$109	$3,300

			(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2022	2021	2020
Effect of exchange rate changes on cash and cash equivalents	(15)	—	—
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	9,040	(379)	846
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	2,088	2,467	1,621
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$11,128	$2,088	$2,467

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$1,007	$121	$37
Cash paid for interest	566	556	307
Non-cash transactions
Non-Cash Investing Activities
Asset Management and Other
Contributions to principal investments	—	58	—
Acquisition of goodwill and intangibles	335	—	1
Distributions from principal investments	7	93	(6)
Purchases of other investments, at fair value	9	—	1,169
Sales of other investments, at fair value	—	—	(1)
Non-cash capital commitment	—	—	(16)
Contingent consideration	—	—	(6)
Non-cash loss on Athene equity swap	—	—	(61)
Retirement Services
Investments received from settlements on reinsurance agreements	36	—	—
Investments received from pension group annuity premiums	4,185	—	—
Assets contributed to consolidated VIEs	8,007	—	—
Investments exchanged with third-party cedants	612	—	—
Non-Cash Financing Activities
Asset Management and Other
Capital increases related to equity-based compensation	413	1,152	174
Purchase of limited partnership interests	—	570	—
Issuance of restricted shares	36	79	29
Non-cash issuance of AOG units to Athene	—	—	1,215
Other non-cash financing activities	—	(9)	37
Non-cash distributions paid to non-controlling interests in VIEs	—	—	(516)
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements	878	—	—
Withdrawals on investment-type policies and contracts through reinsurance agreements	9,131	—	—

			(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2022	2021	2020
Supplemental Disclosure of Cash Flow Information of Consolidated VIEs
Cash Flows from Operating Activities
Purchases of investments - Asset Management	(7,190)	(4,725)	(4,991)
Proceeds from sale of investments - Asset Management	4,192	3,534	2,083
Cash Flows from Investing Activities
Purchases of investments - Retirement Services	(4,495)	—	—
Proceeds from sale of investments - Retirement Services	1,763	—	—
Purchase of U.S. Treasury Securities	(1,509)	(3,141)	(817)
Proceeds from maturities of U.S. Treasury Securities	2,673	2,796	—
Cash Flows from Financing Activities
Issuance of debt	5,757	1,334	3,781
Principal repayment of debt	(4,032)	(1,950)	(908)
Distributions paid to non-controlling interests	(1,180)	(980)	(367)
Contributions from non-controlling interests	5,077	2,280	843
Proceeds from issuance of Class A units of SPAC, net of underwriting and offering costs	—	1,001	—
Changes in Consolidation
Investments, at fair value	(16,570)	—	9,062
Other assets	(216)	—	131
Debt, at fair value	7,919	—	(7,344)
Notes payable	2,611	—	—
Other liabilities	610	—	(968)
Non-controlling interest	6,128	—	(1,383)
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	—	347	87
Due to affiliates	—	(288)	(69)
Additional paid in capital	—	(59)	(29)
Non-Controlling Interest in Apollo Operating Group	—	187	17
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:

Cash and cash equivalents	$8,980	$917	$1,556
Restricted cash and cash equivalents	1,676	708	18
Cash and cash equivalents held at consolidated variable interest entities	472	463	893
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$11,128	$2,088	$2,467

			(Concluded)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

1. Organization

Apollo Global Management, Inc. together with its consolidated subsidiaries (collectively, “Apollo” or the “Company”) is a high-growth, global alternative asset manager and a retirement services provider. Its asset management business focuses on three investing strategies: yield, hybrid and equity. Through its asset management business, Apollo raises, invests and manages funds, accounts and other vehicles, on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. Apollo’s retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products for the increasing number of individuals and institutions seeking to fund retirement needs.

Merger with Athene

On January 1, 2022, Apollo and Athene completed the previously announced merger transactions pursuant to the Merger Agreement (the “Mergers”). As a result of the Mergers, AAM and AHL became consolidated subsidiaries of AGM.

Athene’s results are included in the consolidated financial statements commencing from the Merger Date. References herein to “Apollo” and the “Company” refer to AGM and its subsidiaries, including Athene, unless the context requires otherwise such as in sections where it refers to the asset management business only. See note 3 for additional information.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP. The results of the Company and its subsidiaries are presented on a consolidated basis. Any ownership interest other than the Company’s interest in its subsidiaries is reflected as a non-controlling interest. Intercompany accounts and transactions have been eliminated. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the consolidated financial statements are presented fairly and that any estimates made are reasonable and prudent. Certain reclassifications have been made to previously reported amounts to conform to the current period’s presentation.

Furthermore, in conjunction with the Mergers, Apollo was deemed to be the accounting acquirer and Athene the accounting acquiree, which, for financial reporting purposes, results in Apollo’s historical financial information prior to the Mergers becoming that of the Company. Athene’s results before the Mergers have not been included in the consolidated financial statements of the Company. The consolidated financial statements include the assets, liabilities, operating results and cash flows of Athene from the date of acquisition. For information on Athene prior to the Mergers, please refer to the annual financial statements included in AHL’s annual report on Form 10-K for the year ended December 31, 2021.

Following the Mergers, the Company’s principal subsidiaries, AAM and AHL, together with their subsidiaries, operate an asset management business and a retirement services business, respectively, which possess distinct characteristics. As a result, the Company’s financial statement presentation is organized into two tiers: asset management and retirement services. The

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

Significant Accounting Policies— Overall

Consolidation

The Company consolidates entities where it has a controlling financial interest unless there is a specific scope exception that prevents consolidation. The types of entities with which the Company is involved generally include, but are not limited to:

•subsidiaries, which includes AAM and its subsidiaries, including management companies and general partners of funds that the Company manages, and AHL and its subsidiaries
•funds, including entities that have attributes of an investment company
•SPACs
•CLOs

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

Investment Companies

Judgment is required to evaluate whether an entity has the necessary characteristics to be accounted for as an investment company. The funds managed by the Company that meet the investment company criteria are generally not required to consolidate operating companies and generally reflect their investments in operating companies and other investment companies at fair value. The Company has retained this specialized accounting for investment companies in consolidation.

Variable Interest Entities

All entities are first considered under the VIE model. VIEs are entities that 1) do not have sufficient equity at risk to finance their activities without additional subordinated financial support or 2) have equity investors at risk that do not have the ability to make significant decisions related to the entity’s operations, absorb expected losses, or receive expected residual returns.

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

To assess whether the Company has the primary beneficiary power under the VIE consolidation model, it considers the design of the entity as well as ongoing rights and responsibilities. In general, the parties that can make the most significant decisions regarding asset management have control over servicing, liquidation rights or the unilateral right to remove the decision-makers. To assess whether the Company has a significant variable interest, the Company considers all its economic interests that are considered variable interests in the entity, including interests held through related parties. This assessment requires judgment in considering whether those interests are significant.

Assets and liabilities of the consolidated VIEs, other than SPACs, are primarily shown in separate sections within the consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are primarily presented within net gains from investment activities of consolidated variable interest entities in the consolidated statements of operations. The portion attributable to non-controlling interests is reported within net income attributable to non-controlling interests in the consolidated statements of operations. For additional disclosures regarding VIEs, see notes 6 and 17.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

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

Non-controlling Interests

For entities that are consolidated, but not wholly owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the consolidated financial statements. Non-controlling interests also include ownership interests in certain consolidated funds and VIEs.

Non-controlling interests are presented as a separate component of equity on the Company’s consolidated statements of financial condition. Net income (loss) includes the net income (loss) attributable to the holders of non-controlling interests on the Company’s consolidated statements of operations. Profits and losses are allocated to non-controlling interests in proportion to their relative ownership interests regardless of their basis.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related footnotes. The Company’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, non-cash compensation, fair value of investments (including derivatives) and debt, impairment of investments and allowances for expected credit losses, DAC, DSI and VOBA, and future policy benefit reserves. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s consolidated financial statements are based on the best available information as of December 31, 2022. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments, including money market funds and U.S. Treasury securities, with original maturities of three months or less when purchased to be cash equivalents. Interest income from cash and cash equivalents is recorded in other income for asset management and net investment income for retirement services in the consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities represent their fair values due to their short-term nature. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.

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

Foreign Currency

The Company holds foreign currency denominated assets and liabilities. Non-monetary assets and liabilities of the Company’s international subsidiaries are remeasured into the functional currency using historical exchange rates specific to each asset and liability, the exchange rates prevailing at the end of each reporting period are used for all others. The results of the Company’s foreign operations are remeasured using an average exchange rate for the respective reporting period. Currency remeasurement adjustments and gains and losses on the settlement of foreign currency translations are included within other income (loss), net for asset management or investment related gains (losses) for retirement services in the consolidated statements of operations. Foreign currency denominated assets and liabilities are translated into the reporting currency using the exchange rates

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
prevailing at the end of each reporting period. Currency translation adjustments are included within other comprehensive income (loss), before tax within the consolidated statements of comprehensive income (loss). The change in unrealized foreign currency exchange of any non-U.S. dollar denominated available-for-sale (“AFS”) securities are included in other comprehensive income (“OCI”) unless they are designated as part of a fair value hedge.

Investments

Equity Method Investments

For investments in entities over which the Company exercises significant influence but does not meet the requirements for consolidation and has not elected the fair value option, the Company uses the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities adjusted for distributions. The Company’s share of the underlying net income or loss of such entities is recorded in Investment income (loss) for asset management and Net investment income for retirement services in the consolidated statements of operations.

The carrying amounts of equity method investments are recorded in investments in the consolidated statements of financial condition. Generally, the underlying entities that the Company manages and invests in are primarily investment companies, and the carrying value of the Company’s equity method investments approximates fair value.

Reverse Repurchase Agreements and Repurchase Agreements

A reverse repurchase agreement is a transaction in which the Company purchases financial instruments from a seller and simultaneously enters into an agreement to resell the same or substantially the same financial instruments to the seller at a fixed and determinable price at a future date. A repurchase agreement is a transaction in which the Company sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a fixed and determinable price at a future date.

Although reverse repurchase and repurchase agreements generally involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be resold or repurchased before or at the maturity of the agreement. As a result, the collateral received under reverse repurchase agreements are not recognized and the collateral pledged under repurchase agreements are not derecognized in the consolidated statements of financial condition.

Within asset management, reverse repurchase and repurchase agreements generally sit within consolidated VIEs and as such, those reverse repurchase and repurchase agreements are reflected as investments and other liabilities, respectively, within the consolidated VIE section of the statements of financial condition. Additionally, the income (loss) related to those reverse repurchase and repurchase agreements from consolidated VIEs are included in Net gains (losses) from investment activities of consolidated variable interest entities on the consolidated statements of operations. Reverse repurchase agreements with asset management are generally accounted for by electing the fair value option. For retirement services, the receivable under the reverse repurchase agreement is recorded as investment for the principal amount loaned under the agreement and the payable under a repurchase agreement is recognized as payables for collateral on derivatives and securities to repurchase on the consolidated statements of financial condition. Earnings from reverse repurchase agreements are included in net investment income for retirement services on the consolidated statements of operations.

For reverse repurchase agreements, the Company generally requires collateral with a fair value at least equal to the carrying value of the loaned amount, monitors the market value of the collateral on a periodic basis, and delivers or obtains additional collateral due to changes in the fair value of the collateral, as appropriate, in order to mitigate credit exposure.

Financial Instruments held by Consolidated VIEs

The consolidated VIEs managed by the Company are primarily investment companies and CLOs. Their investments include debt and equity securities held at fair value and reverse repurchase agreements. Financial instruments are generally accounted for on a trade date basis.

Under a measurement alternative permissible for consolidated collateralized financing entities, the Company measures both the financial assets and financial liabilities of consolidated CLOs in its consolidated financial statements in both cases using the fair value of the financial assets or financial liabilities, whichever are more observable.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

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

Net income attributable to Apollo Global Management, Inc. reflects the Company’s own economic interests in the consolidated CLOs, including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting where the consideration transferred of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations that are elements of the consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.

Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets of an acquired business. Goodwill is recorded in separate line items for both the Asset Management and Retirement Services segments. See note 3 for disclosure regarding the goodwill recorded related to the Mergers.

Goodwill is tested annually for impairment or more frequently if circumstances indicate impairment may have occurred. The impairment test is performed at the reporting unit level, which is generally at the level of the Company’s reportable segments. The Company performed its annual goodwill impairment test as of October 1, 2022 and 2021 and did not identify any impairment.

Other Assets

Other assets are primarily comprised of deferred tax assets, leases and fixed assets.

Fixed assets consist primarily of leasehold improvements, furniture, fixtures, equipment, and computer hardware and are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the assets’ estimated useful lives and in the case of leasehold improvements the lesser of the useful life or the term of the lease. Expenditures for repairs and maintenance are charged to expense when incurred. The Company evaluates long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Compensation and Benefits

Compensation consists of (i) salary, bonus, and benefits, which includes base salaries, discretionary and non-discretionary bonuses, severance and employee benefits, (ii) equity-based awards granted to employees and non-employees that are measured based on the grant date fair value of the award and (iii) profit sharing expense, which primarily consists of a portion of performance revenues earned from certain funds that are allocated to employees and former employees. Compensation costs are recorded in compensation and benefits for asset management and policy and other operating expense for retirement services in the consolidated statements of operations.

Employees and non-employees who provide services to the Company are granted equity-based awards as compensation that are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant period of service. Equity-based awards that require performance metrics to be met are expensed only when the performance metric is met or deemed probable. Profit sharing amounts are recognized as the related performance revenues are earned. Accordingly, profit sharing amounts can be reversed during periods when there is a decline in performance revenues that were previously recognized. Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments (which may be distributed in cash or in-kind).

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

Share Repurchase

When shares are repurchased, the Company can choose to record treasury shares or account for the repurchase as a constructive retirement. The Company accounted for share repurchases as constructive retirement, whereby it reduced common stock and additional paid-in capital by the amount of the original issuance, with any excess purchase price recorded as a reduction to retained earnings. Under this method, issued and outstanding shares are reduced by the shares repurchased, and no treasury stock is recognized on the consolidated statements of financial condition.

Income Taxes

AGM is a Delaware corporation and generally all of its income is subject to U.S. corporate income taxes. Certain subsidiaries of the Company operate as partnerships for U.S. income tax purposes and are subject to NYC UBT. Certain non-U.S. entities are also subject to non-U.S. corporate income taxes. In conjunction with the Mergers, Apollo underwent a reorganization from an Up-C structure to a C-corporation with a single class of common stock. Athene, and certain of its non-U.S. subsidiaries, are Bermuda exempted companies that have historically not been subject to U.S. corporate income taxes on their earnings. Due to the Mergers, Athene’s non-U.S. earnings will generally be subject to U.S. corporate income taxes.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether the Company has uncertain tax positions that require financial statement recognition.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period during which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:
•whether sufficient taxable income exists within the allowed carryback or carryforward periods;
•whether future reversals of existing taxable temporary differences will occur, including any tax planning strategies that could be used;
•the nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and
•whether future taxable income exclusive of reversing temporary differences and carryforwards exists.

Debt Issuance Costs

Debt issuance costs consist of costs incurred in obtaining financing and are amortized over the term of the financing using the effective interest method. These costs are generally recorded as a direct deduction from the carrying amount of the related debt liability on the consolidated statements of financial condition.

Recently Issued Accounting Pronouncements

Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08)

In October 2021, the FASB issued guidance to add contract assets and contract liabilities from contracts with customers acquired in a business combination to the list of exceptions to the fair value recognition and measurement principles that apply to business combinations, and instead require them to be accounted for in accordance with revenue recognition guidance. The new guidance was adopted by the Company on January 1, 2023 and applied prospectively.

Reference Rate Reform (Topic 848) — Deferral of the Sunset Date of Topic 848 (ASU 2022-06, ASU 2021-01, ASU 2020-04)

The Company adopted ASU 2020-04 and ASU 2021-01 and elected to apply certain of the practical expedients related to contract modifications, hedge accounting relationships, and derivative modifications pertaining to discounting, margining, or contract price alignment. The main purpose of the practical expedients is to ease the administrative burden of accounting for contracts impacted by reference rate reform, and these elections did not have, and are not expected to have, a material impact on the consolidated financial statements. ASU 2022-06 amended and deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which the Company will no longer be permitted to apply the expedients provided in Topic 848. The Company will continue to evaluate the impact of reference rate reform on contract modifications and hedging relationships.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

The Company was required to adopt these updates on January 1, 2023. Certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis. The Company does not expect that the adoption of this standard will have a material effect on stockholders’ equity as of the Company’s transition date, which is January 1, 2022. Subsequent to the transition date, the remeasurement of liabilities for certain products and features that include use of current discount rates can reasonably be expected to have a significant positive impact on the Company’s U.S. GAAP stockholders’ equity as of December 31, 2022, given the increase in rates during 2022. The Company is continuing to evaluate the impact of adopting this guidance on the consolidated financial statements for the periods subsequent to the Company’s transition date.

Significant Accounting Policies – Asset Management

U.S. Treasury Securities, at fair value

U.S. Treasury securities, at fair value includes U.S. Treasury bills with original maturities greater than three months when purchased. These securities are recorded at fair value in investments in the consolidated statements of financial condition. Interest income on such securities is separately presented from the overall change in fair value and is recognized in interest income for asset management in the consolidated statements of operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net gains (losses) from investment activities for asset management in the consolidated statements of operations.

Due from/to Related Parties

Due from/to related parties includes amounts due from and due to existing employees, certain former employees, portfolio companies of the funds and non-consolidated funds.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

Deferred Revenue

Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the consolidated statements of financial condition.

Apollo also earns management fees which are subject to an offset. When Apollo receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by the relevant fund. Such credit is recorded as deferred revenue in the consolidated statements of financial condition within the accounts payable, accrued expenses and other liabilities line item. A portion of any excess advisory and transaction fees may be required to be returned to the limited partners of certain funds upon such fund’s liquidation. As the management fees earned by Apollo are presented on a gross basis, any management fee offsets calculated are presented as a reduction to advisory and transaction fees in the consolidated statements of operations.

Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds Apollo manages. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is recorded as deferred revenue in the consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly, or annually.

Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $114 million of revenue recognized during the year ended December 31, 2022 that was previously deferred as of January 1, 2022.

Under the terms of the funds’ partnership agreements, Apollo is normally required to bear organizational expenses over a set dollar amount and placement fees or costs in connection with the offering and sale of interests in the funds it manages to investors. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract and amortized over the life of the customer contract. Capitalized placement fees are recorded within other assets in the consolidated statements of financial condition, while amortization is recorded within general, administrative and other in the consolidated statements of operations. In certain instances, the placement fees are paid over a period of time. Based on the management agreements with the funds, Apollo considers placement fees and organizational costs paid in determining if cash has been received in excess of the management fees earned. Placement fees and organizational costs are normally the obligation of Apollo but can be paid for by the funds. When these costs are paid by the fund, the resulting obligations are included within deferred revenue. The deferred revenue balance will also be reduced during future periods when management fees are earned but not paid.

Redeemable non-controlling interests

Redeemable non-controlling interests are attributable to VIEs and primarily represent the shares issued by the Company’s consolidated SPACs whose shares are redeemable for cash by the respective public shareholders in connection with the applicable SPAC’s failure to complete a business combination or its tender offer/stockholder approval provisions. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. The accretion to redemption value is generally recorded against additional paid-in capital. Refer to note 17 for further detail.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
requires disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

Performance allocations are accounted for under guidance applicable to equity method investments, and therefore not within the scope of the revenue guidance. Apollo recognizes performance allocations within investment income along with the related principal investment income (as further described below) in the consolidated statements of operations and within the investments line in the consolidated statements of financial condition.

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

The amounts due from fund portfolio companies are recorded in due from related parties on the consolidated statements of financial condition. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs. Advisory and transaction fees are reduced by these management fee offsets in the consolidated statements of operations.

Underwriting fees, which are also included within advisory and transaction fees, net, include gains, losses and fees, arising from securities offerings in which one of the Company’s subsidiaries participates in the underwriter syndicate. Underwriting fees are recognized at a point in time when the underwriting is completed. Underwriting fees recognized but not received are recorded in other assets on the consolidated statements of financial condition.

During the normal course of business, Apollo incurs certain costs related to certain transactions that are not consummated, or “broken deal costs”. These costs (e.g., research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the management fee offset. If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated. As Apollo acts as an agent for the funds it manages, any transaction costs incurred and paid by Apollo on behalf of the respective funds relating to successful or broken deals are recorded net on the Company’s consolidated statements of operations, and any receivable from the respective funds is recorded in due from related parties on the consolidated statements of financial condition.

Investment Income

Investment income is comprised of performance allocations and principal investment income.

Performance Allocations. Performance allocations are a type of performance revenue (i.e., income earned based on the extent to which an entity’s performance exceeds predetermined thresholds). Performance allocations are generally structured from a legal standpoint as an allocation of capital in which Apollo’s capital account receives allocations of the returns of an entity when those returns exceed predetermined thresholds. The determination of which performance revenues are considered performance allocations is primarily based on the terms of an agreement with the entity.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

Apollo recognizes performance allocations within investment income along with the related principal investment income (as described further below) in the consolidated statements of operations and within the investments line in the consolidated statements of financial condition.

When applicable, Apollo may record a general partner obligation to return previously distributed performance allocations. The general partner obligation is based upon an assumed liquidation of a fund’s net assets as of the reporting date and is reported within due to related parties on the consolidated statements of financial condition. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective governing document of the fund.

Principal Investment Income. Principal investment income includes Apollo’s income or loss from equity method investments and certain other investments in entities in which Apollo is generally eligible to receive performance allocations. Income from equity method investments includes Apollo’s share of net income or loss generated from its investments, which are not consolidated, but in which it exerts significant influence.

Incentive Fees

Incentive fees are a type of performance revenue. Incentive fees differ from performance allocations in that incentive fees do not represent an allocation of capital but rather a contractual fee arrangement with the entity. Incentive fees are considered a form of variable consideration as they are subject to clawback or reversal and therefore must be deferred until the fees are probable to not be significantly reversed. Accrued but unpaid incentive fees are reported within other assets in Apollo’s consolidated statements of financial condition. Apollo’s incentive fees are generally received from CLOs, managed accounts and certain other vehicles it manages.

Profit Sharing

Profit sharing expense and profit sharing payable primarily consist of a portion of performance revenues earned from certain funds that are allocated to employees and former employees. Profit sharing amounts are recognized as the related performance revenues are earned. Accordingly, profit sharing amounts can be reversed during periods when there is a decline in performance revenues that were previously recognized. Profit sharing expense is recorded in compensation and benefits for asset management in the consolidated statements of operations. Profit sharing payable is recorded in accounts payable, accrued expenses and other liabilities for Asset Management in the consolidated statements of financial condition.

Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments. Under certain profit-sharing arrangements, Apollo requires that a portion of certain of the performance revenues distributed to its employees be used to purchase restricted common stock issued under the Equity Plan. Prior to distribution of the performance revenue, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the consolidated statements of financial condition. Such equity-based awards are recorded as equity-based compensation expense over the relevant service period once granted.

Additionally, profit sharing amounts previously distributed may be subject to clawback from employees and former employees. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the consolidated statements of financial condition, represents all amounts previously distributed to employees and former employees that would need to be returned to the general partner if the funds were to be liquidated based on the fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective governing document of the fund.

Profit sharing payable also includes contingent consideration obligations that were recognized in connection with certain acquisitions. Changes in the fair value of the contingent consideration obligations are reflected in the consolidated statements of operations as compensation and benefits for asset management.

Apollo has performance-based incentive arrangements for certain employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company’s asset management business. These arrangements enable certain employees to earn discretionary compensation based on performance revenue earned by Apollo’s asset management business in a given year, which amounts are reflected in compensation and benefits in the accompanying consolidated financial

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
statements for asset management. Apollo may also use dividends it receives from investments in certain perpetual capital vehicles to compensate employees. These amounts are recorded as compensation and benefits in the consolidated statements of operations for asset management.

Other Income (Loss)

Net Gains (Losses) from Investment Activities

Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in Apollo’s investments, at fair value between the opening reporting date and the closing reporting date.

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities

Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are presented within net gains (losses) from investment activities of consolidated variable interest entities and are attributable to non-controlling interests in the consolidated statements of operations.

Other Income (Loss), Net

Other income (loss), net includes the recognition of gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, gains arising from the remeasurement of the tax receivable agreement liability (see note 14), and other miscellaneous non-operating income and expenses.

Significant Accounting Policies – Retirement Services

Investments

Fixed Maturity Securities

Fixed maturity securities includes bonds, CLOs, ABS, RMBS, CMBS and redeemable preferred stock. Athene classifies fixed maturity securities as AFS or trading at the time of purchase and subsequently carries them at fair value. Classification is dependent on a variety of factors, including expected holding period, election of the fair value option and asset and liability matching.

AFS Securities

AFS securities are held at fair value on the consolidated statements of financial condition with unrealized gains and losses, net of allowances for expected credit losses, tax and adjustments to DAC, DSI, and future policy benefits, if applicable, generally reflected in accumulated other comprehensive income (loss) (“AOCI”) on the consolidated statements of financial condition. Unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships are reflected in investment related gains (losses) on the consolidated statements of operations.

Trading Securities

The fair value option is elected for certain fixed maturity securities. These fixed maturity securities are classified as trading, with changes to fair value included in investment related gains (losses) on the consolidated statements of operations. Although the securities are classified as trading, the trading activity related to these investments is primarily focused on asset and liability matching activities and is not intended to be an income strategy based on active trading. As such, the activity related to these investments on the consolidated statements of cash flows is classified as investing activities.

Transactions in trading securities are generally recorded on a trade date basis, with any unsettled trades recorded in other assets or other liabilities on the consolidated statements of financial condition. Bank loans, private placements and investment funds are recorded on settlement date basis.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

Purchased Credit Deteriorated Investments

Athene purchases certain structured securities, primarily RMBS, which upon assessment have been determined to meet the definition of PCD investments. Additionally, structured securities classified as beneficial interests follow the initial measurement guidance for PCD investments if there is a significant difference between contractual cash flows adjusted for expected prepayments and expected cash flows at the date of recognition. The initial allowance for credit losses for PCD investments is recorded through a gross-up adjustment to the initial amortized cost. For structured securities classified as beneficial interests, the initial allowance is calculated as the present value of the difference between contractual cash flows adjusted for expected prepayments and expected cash flows at the date of recognition. The non-credit purchase discount or premium is amortized into investment income using the effective interest method. The credit discount, represented by the allowance for expected credit losses, is remeasured each period following the policies for measuring credit losses described in Credit Losses – Available-for-Sale Securities section below.

Mortgage Loans

Athene elected the fair value option on its mortgage loan portfolio. Interest income is accrued on the principal amount of the loan based on its contractual interest rate. Interest is accrued on loans until it is probable it will not be received, or the loan is 90 days past due, unless guaranteed by U.S. government-sponsored agencies. Interest income and prepayment fees are reported in net investment income on the consolidated statements of operations. Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the consolidated statements of operations.

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

Athene’s proportionate share of investment fund income is recorded within net investment income on the consolidated statements of operations. Contributions paid or distributions received by Athene are recorded directly to the investment fund balance as an increase to carrying value or as a return of capital, respectively.

Policy Loans

Policy loans are funds provided to policyholders in return for a claim on the policyholder’s account balance. The funds provided are limited to a specified percentage of the account balance. The majority of policy loans do not have a stated maturity and the balances and accrued interest are repaid with proceeds from the policyholder’s account balance. Policy loans are reported at the unpaid principal balance. Interest income is recorded as earned using the contract interest rate and is reported in net investment income on the consolidated statements of operations.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with funds withheld coinsurance (“funds withheld”) and modified coinsurance (“modco”) reinsurance agreements in which Athene is the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company, and any excess or shortfall is settled periodically. The underlying agreements contain embedded derivatives as discussed below.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Short-term Investments

Short-term investments consist of financial instruments with maturities of greater than three months but less than twelve months when purchased. Short-term debt securities are accounted for as trading or AFS consistent with the policies for those investments. Short-term loans are carried at amortized cost.

Other Investments

Other investments includes, but is not limited to, term loans collateralized by mortgages on residential and commercial real estate and other uncollateralized loans. Athene elected the fair value option on these loans. Interest income is accrued on the principal amount of the loan based on its contractual interest rate. Interest on loans is accrued until it is probable it will not be received or the loan is 90 days past due. Interest income and prepayment and other fees are reported in net investment income on the consolidated statements of operations. Changes in fair value are reported in investment related gains (losses) on the consolidated statements of operations.

Investment Income

Investment income is recognized as it accrues or is legally due, net of investment management and custody fees. Investment income on fixed maturity securities includes coupon interest, as well as the amortization of any premium and the accretion of any discount. Investment income on equity securities represents dividend income and preferred coupons interest. Realized gains and losses on sales of investments are included in investment related gains (losses) on the consolidated statements of operations. Realized gains and losses on investments sold are determined based on a first-in first-out method.

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

If upon completion of this analysis it is determined that a potential credit loss exists, an allowance for expected credit losses is established equal to the amount by which the present value of expected cash flows is less than amortized cost, limited by the amount by which fair value is less than amortized cost. A non-structured security’s cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security-specific facts and circumstances, including timing, security interests and loss severity. A structured security’s cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayments and structural support, including subordination and guarantees. The expected cash flows are discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete a structured security. For securities with a contractual interest rate that varies based on changes in an independent factor, such as an index or rate, the effective interest rate is calculated based on the factor as it changes over the life of the security. Inherently under the discounted cash flow model, both the timing and amount of expected cash flows affect the measurement of the allowance for expected credit losses.

The allowance for expected credit losses is remeasured each period for the passage of time, any change in expected cash flows, and changes in the fair value of the security. All impairments, whether intent or requirement to sell or credit-related, are recorded through a charge to the provision for credit losses within investment related gains (losses) on the consolidated

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
statements of operations. All changes in the allowance for expected credit losses are recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of operations.

The Company has elected to present accrued interest receivable separately in other assets on the consolidated balance sheets. It has also elected the practical expedient to exclude the accrued interest receivable from the amortized cost balance used to calculate the allowance for expected credit losses, as it has a policy to write off such balances in a timely manner, when they become 90 days past due. Any write-off of accrued interest is recorded through a reversal of net investment income on the consolidated statements of operations.

Upon determining that all or a portion of the amortized cost of an asset is uncollectible, which is generally when all efforts for collection are exhausted, the amortized cost is written off against the existing allowance. Any write off in excess of the existing allowance is recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of operations.

Derivative Instruments

Athene invests in derivatives to hedge the risks experienced from ongoing operations, such as equity, interest rate and cash flow risks, or for other risk management purposes, which primarily involve managing liability risks associated with indexed annuity products and reinsurance agreements. Derivatives are financial instruments with values that are derived from interest rates, foreign exchange rates, financial indices or other combinations of an underlying and notional. Derivative assets and liabilities are carried at fair value on the consolidated statements of financial condition. The Company elects to present any derivatives subject to master netting provisions as a gross asset or liability and gross of collateral. It may designate derivatives as cash flow, fair value or net investment hedges.

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

For a cash flow hedge, all changes in the fair value of the hedging derivative are reported within AOCI and the related gains or losses on the derivative are reclassified into the consolidated statements of operations when the cash flows of the hedged item affect earnings.

For a fair value hedge, changes in the fair value of the hedging derivative and changes in the fair value of the hedged item related to the designated risk being hedged are reported on the consolidated statements of operations according to the nature of the risk being hedged. Additionally, changes in the fair value of amounts excluded from the assessment of effectiveness are recorded in AOCI and amortized into income over the life of the hedge accounting relationship.

For a net investment hedge, changes in the fair value of the hedging derivative are reported within AOCI to offset the translation adjustments for subsidiaries with functional currencies other than U.S. dollar.

Athene discontinues hedge accounting prospectively when: (1) it determines the derivative is no longer highly effective in offsetting changes in the estimated cash flows or fair value of a hedged item; (2) the derivative expires, is sold, terminated, or exercised; or (3) the derivative is de-designated as a hedging instrument. When hedge accounting is discontinued, the derivative continues to be carried on the consolidated statements of financial condition at fair value, with changes in fair value recognized in investment related gains (losses) on the consolidated statements of operations.

For a derivative not designated as a hedge, changes in the derivative’s fair value and any income received or paid on derivatives at the settlement date are included in investment related gains (losses) on the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Embedded Derivatives

Athene issues and reinsures products, primarily indexed annuity products, or purchases investments that contain embedded derivatives. If it determines the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as the entire contract is carried at fair value with all related gains and losses recognized in investment related gains (losses) on the consolidated statements of operations. Embedded derivatives are carried on the consolidated statements of financial condition at fair value in the same line item as the host contract.

Fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain equity market indices. The equity market option is an embedded derivative. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives represents the present value of cash flows attributable to the indexed strategies. The embedded derivative cash flows are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates and policyholder behavior assumptions, including lapses and the use of benefit riders. The embedded derivative cash flows are discounted using a rate that reflects Athene’s own credit rating. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Contracts acquired through a business combination which contain an embedded derivative are re-bifurcated as of the acquisition date. Changes in the fair value of embedded derivatives associated with fixed indexed annuities, index-linked variable annuities and indexed universal life insurance contracts are included in interest sensitive contract benefits on the consolidated statements of operations.

Additionally, reinsurance agreements written on a funds withheld or modco basis contain embedded derivatives. Athene has determined that the right to receive or obligation to pay the total return on the assets supporting the funds withheld at interest or funds withheld liability, respectively, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modco agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld at interest for assumed agreements, and for ceded agreements the funds withheld liability is included in other liabilities on the consolidated statements of financial condition. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses) on the consolidated statements of operations. Assumed and ceded earnings from funds withheld at interest, funds withheld liability and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows. Contributions to and withdrawals from funds withheld at interest and funds withheld liability are reported in operating activities on the consolidated statements of cash flows.

Reinsurance

Athene assumes and cedes insurance and investment contracts under coinsurance, funds withheld and modco. Reinsurance accounting is applied for transactions that provide indemnification against loss or liability relating to insurance risk (risk transfer). To meet risk transfer requirements, a reinsurance agreement must transfer insurance risk arising from uncertainties about both underwriting and timing risks. Cessions under reinsurance do not discharge obligations as the primary insurer, unless the requirements of assumption reinsurance have been met. Athene generally has the right of offset on reinsurance transactions, but has elected to present reinsurance settlement amounts due to and from Athene on a gross basis.

Assets and liabilities assumed or ceded under coinsurance, funds withheld, or modco are presented gross on the consolidated statements of financial condition. For investment contracts, the change in assumed and ceded reserves are presented net in interest sensitive contract benefits on the consolidated statements of operations. For insurance contracts, the change in assumed and ceded reserves and benefits are presented net in future policy and other policy benefits on the consolidated statements of operations. Assumed or ceded premiums are included in premiums on the consolidated statements of operations.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

Deferred Acquisition Costs and Deferred Sales Inducements

Costs related directly to the successful acquisition of new, or renewal of, insurance or investment contracts are deferred to the extent they are recoverable from future premiums or gross profits. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances, and are included in deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated statements of financial condition. Athene performs periodic tests, including at issuance, to determine if the deferred costs are recoverable. If it determines that the deferred costs are not recoverable, a cumulative charge is recorded to the current period.

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

Value of Business Acquired

Athene establishes VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities. It records the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using Athene’s best estimate assumptions, plus a provision for adverse deviation where applicable, as of the business combination date. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative. Any negative VOBA is recorded to the same financial statement line on the consolidated statements of financial condition as the associated reserves. Positive VOBA is recorded in deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated statements of financial condition. Athene performs periodic tests to determine if the VOBA remains recoverable. If it determines that VOBA is not recoverable, a cumulative charge is recorded to the current period.

VOBA and negative VOBA are amortized in relation to applicable policyholder liabilities. Significant assumptions that impact VOBA and negative VOBA amortization are consistent with those that impact the measurement of policyholder liabilities.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

Changes in the interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the consolidated statements of operations. Interest sensitive contract liabilities are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the consolidated statements of financial condition.

Future Policy Benefits

Athene issues contracts classified as long-duration, which includes term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which includes pension group annuities with life contingencies). Liabilities for non-participating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to expenses, investment yields, mortality, morbidity and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of December 31, 2022, the reserve investment yield assumptions for non-participating contracts range from 2.3% to 6.6% and are specific to Athene’s expected earned rate on the asset portfolio supporting the reserves. Athene bases other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary.

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

Future policy benefits includes liabilities for no-lapse guarantees on universal life insurance and fixed indexed universal life insurance. Athene establishes future policy benefits for no-lapse guarantees by estimating the expected value of death benefits paid after policyholder account balances have been exhausted. Athene recognizes these benefits proportionally over the life of the contracts based on total actual and expected assessments. The methods Athene uses to estimate the liabilities have assumptions about policyholder behavior, mortality, expected yield on investments supporting the liability, and market conditions affecting policyholder account balance growth.

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

Changes in future policy benefits other than the adjustment for the OCI effects of unrealized investment gains and losses on AFS securities, are recorded in future policy and other policy benefits on the consolidated statements of operations. Future

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
policy benefits are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the consolidated statements of financial condition.

Revenues

Revenues for universal life-type policies and investment contracts, including surrender and market value adjustments, costs of insurance, policy administration, GMDB, GLWB and no-lapse guarantee charges, are earned when assessed against policyholder account balances during the period. Interest credited to policyholder account balances and the change in fair value of embedded derivatives within fixed indexed annuity contracts is included in interest sensitive contract benefits on the consolidated statements of operations.

Premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. When premiums are due over a significantly shorter period than the period over which benefits are provided, such as immediate annuities with life contingencies (which includes pension group annuities), a deferred profit liability is established equal to the excess of the gross premium over the net premium. The deferred profit liability is recognized in future policy benefits on the consolidated statements of financial condition and amortized into income in relation to applicable policyholder liabilities through future policy and other policy benefits on the consolidated statements of operations.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
The Mergers were accounted for as a business combination. The consideration was allocated to Athene's assets acquired and liabilities assumed based on estimates of their fair values as of the Merger Date. The business combination was achieved in steps. The Company previously held its equity interests in the acquiree at fair value.

Goodwill of $4.1 billion was recorded based on the amount that the Athene equity value exceeded the fair value of the net assets acquired less the amounts attributable to non-controlling interests. Goodwill is primarily attributable to the scale, skill sets, operations, and synergies that can be achieved subsequent to the Mergers. The goodwill recorded is not expected to be deductible for tax purposes. Goodwill on the consolidated statements of financial position includes the impacts of foreign currency translation.

The financial statements were not retrospectively adjusted for the changes to the provisional values of assets acquired and liabilities assumed that occurred in subsequent periods. Adjustments were recognized as information related to the preliminary fair value calculation was obtained. The effect on earnings of changes in depreciation, amortization, or other income effects, as a result of changes to the provisional amounts, were recorded in the same period as the financial statements, calculated as if the accounting had been completed at the Merger Date.

The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Merger Date:

(In millions)	Fair Value and Goodwill Calculation
Merger consideration	$13,050
Fair value of previously held equity interest	4,554
Total Athene Value to be Held by the Company	17,604

Total Value to Allocate
Investments	176,015
Cash and cash equivalents	9,479
Restricted cash and cash equivalents	796
Investment in related parties	33,863
Reinsurance recoverable	4,977
VOBA	4,527
Assets of consolidated variable interest entities	3,635
Other assets	5,749
Estimated fair value of total assets acquired (excluding goodwill)	239,041
Interest sensitive contract liabilities	160,211
Future policy benefits	47,114
Debt	3,295
Payables for collateral on derivatives and securities to repurchase	7,044
Liabilities of consolidated variable interest entities	461
Other liabilities	2,443
Estimated fair value of total liabilities assumed	220,568
Non-controlling interest	4,942
Estimated fair value of net assets acquired, excluding goodwill	13,531
Goodwill attributable to Athene	$4,073

During the fourth quarter of 2022, the Company finalized purchase accounting. During the year ended December 31, 2022, the Company recorded adjustments which decreased provisional goodwill by $108 million. The adjustments were comprised of $25 million for measurement period adjustments and $83 million to adjust the valuation of an investment. The measurement period adjustments were primarily related to decreases in interest sensitive contract liabilities and future policy benefits and the effects to the consolidated statements of operations were immaterial to those periods.

The Company performed a valuation of the acquired investments, policy liabilities, VOBA, other identifiable intangibles, and funds withheld at interest payables and receivables using methodologies consistent with those described in note 2 and note 7.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Value of business acquired and Other identifiable intangible assets

VOBA represents the difference between the fair value of liabilities acquired and reserves established using best estimate assumptions at the Merger Date. Other identifiable intangible assets are included in other assets on the consolidated statements of financial condition and summarized as follow:

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

The fair value and weighted average estimated useful lives of VOBA and other identifiable intangible assets acquired in the Mergers consist of the following:

	Fair value (in millions)	Average useful life (in years)
VOBA Asset	$4,527	7
Distribution Channels	1,870	18
Trade Name	160	20
State Insurance Licenses	26	Indefinite
Total	$6,583

As of the Merger Date, Athene's financial results are reflected in these consolidated financial statements. Athene's revenues of $8,199 million and net income (loss) of $(3,418) million are included in the consolidated statement of operations for the year ended December 31, 2022.

Pro Forma Financial Information

Unaudited pro forma financial information for the year ended December 31, 2021 is presented below. Pro forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the Mergers and assume the Mergers occurred as of January 1, 2021. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the Mergers been completed as of January 1, 2021.

(In millions)	Year ended December 31, 2021
Total Revenues	$30,525
Net income attributable to Apollo	4,244

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
4. Investments

The following table outlines the Company’s investments:

(In millions)	December 31, 2022	December 31, 2021
Asset Management
Investments, at fair value	$1,320	$5,589
Equity method investments	979	1,346
Performance allocations	2,574	2,732
U.S. Treasury securities, at fair value	709	1,687
Total Investments – Asset Management	5,582	11,354
Retirement Services
AFS securities, at fair value	$112,225	$—
Trading securities, at fair value	2,473	—
Equity securities	1,766	—
Mortgage loans, at fair value	28,756	—
Investment funds	1,648	—
Policy loans	347	—
Funds withheld at interest	42,688	—
Derivative assets	3,309	—
Short-term investments	2,160	—
Other investments	1,076	—
Total Investments, including related parties – Retirement Services	196,448	—
Total Investments	$202,030	$11,354

Equity Method Investments — Overall

The tables below present summarized financial information of the Company’s equity method investments in the aggregate:

Statement of Financial Condition (In millions)	December 31,
	2022 [1]	2021 [1]
Investments	$195,262	$167,822
Assets	216,030	179,262
Liabilities	115,914	103,550
Equity	100,116	75,712

Statement of Operations (In millions)	Years ended December 31,
	2022 [1]	2021 [1]	2020 [1]
Revenues/Investment Income	$7,681	$5,249	$7,283
Expenses	7,644	4,935	6,075
Net Investment Income (Loss)	37	314	1,208
Net Realized and Unrealized Gain (Loss)	3,012	15,882	2,376
Net Income (Loss)	$3,049	$16,196	$3,584

[1] Certain fund amounts are as of and for the twelve months ended September 30, 2022, 2021 and 2020.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Years ended December 31,
(In millions)	2022	2021	2020
Realized gains (losses) on sales of investments, net	$(14)	$—	$2
Net change in unrealized gains (losses) due to changes in fair value	179	2,611	(457)
Net gains (losses) from investment activities	$165	$2,611	$(455)

Performance Allocations

Performance allocations receivable is recorded within investments in the consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2021	$1,624
Change in fair value of funds	2,769
Fund distributions to the Company	(1,661)
Performance allocations, December 31, 2021	$2,732
Change in fair value of funds	615
Fund distributions to the Company	(773)
Performance allocations, December 31, 2022	$2,574

The change in fair value of funds excludes the general partner obligation to return previously distributed performance allocations, which is recorded in due to related parties in the consolidated statements of financial condition.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$3,333	$—	$—	$(756)	$2,577
U.S. state, municipal and political subdivisions	1,218	—	—	(291)	927
Foreign governments	1,207	(27)	3	(276)	907
Corporate	74,644	(61)	92	(13,774)	60,901
CLO	17,722	(7)	115	(1,337)	16,493
ABS	11,447	(29)	15	(906)	10,527
CMBS	4,636	(5)	6	(479)	4,158
RMBS	6,775	(329)	64	(596)	5,914
Total AFS securities	120,982	(458)	295	(18,415)	102,404
AFS securities – related parties
Corporate	1,028	—	1	(47)	982
CLO	3,346	(1)	10	(276)	3,079
ABS	6,066	—	3	(309)	5,760
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821
Total AFS securities, including related parties	$131,422	$(459)	$309	$(19,047)	$112,225

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	December 31, 2022
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,077	$1,048
Due after one year through five years	12,653	11,695
Due after five years through ten years	21,348	18,084
Due after ten years	45,324	34,485
CLO, ABS, CMBS and RMBS	40,580	37,092
Total AFS securities	120,982	102,404
AFS securities – related parties
Due in one year or less	1	1
Due after one year through five years	23	21
Due after five years through ten years	851	823
Due after ten years	153	137
CLO and ABS	9,412	8,839
Total AFS securities – related parties	10,440	9,821
Total AFS securities, including related parties	$131,422	$112,225

Actual maturities can differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,539	$(756)	$—	$—	$2,539	$(756)
U.S. state, municipal and political subdivisions	911	(291)	—	—	911	(291)
Foreign governments	891	(275)	—	—	891	(275)
Corporate	58,256	(13,773)	—	—	58,256	(13,773)
CLO	13,486	(1,277)	—	—	13,486	(1,277)
ABS	8,119	(801)	—	—	8,119	(801)
CMBS	2,650	(427)	—	—	2,650	(427)
RMBS	2,621	(365)	—	—	2,621	(365)
Total AFS securities	89,473	(17,965)	—	—	89,473	(17,965)
AFS securities – related parties
Corporate	619	(47)	—	—	619	(47)
CLO	2,752	(273)	—	—	2,752	(273)
ABS	5,487	(308)	—	—	5,487	(308)
Total AFS securities – related parties	8,858	(628)	—	—	8,858	(628)
Total AFS securities, including related parties	$98,331	$(18,593)	$—	$—	$98,331	$(18,593)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	December 31, 2022
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	8,921	—
AFS securities – related parties	178	—

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. Athene did not recognize the unrealized losses in income, unless as required for hedge accounting, as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Year ended December 31, 2022
		Additions		Reductions
(In millions)	Beginning balance[1]	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$—	$66	$—	$(28)	$—	$(11)	$27
Corporate	—	70	—	—	(6)	(3)	61
CLO	—	29	—	—	—	(22)	7
ABS	5	28	—	(3)	—	(1)	29
CMBS	—	15	—	—	—	(10)	5
RMBS	306	41	7	(29)	—	4	329
Total AFS securities	311	249	7	(60)	(6)	(43)	458
AFS securities – related parties
CLO	—	3	—	—	—	(2)	1
ABS	—	18	—	—	—	(18)	—
Total AFS securities – related parties	—	21	—	—	—	(20)	1
Total AFS securities, including related parties	$311	$270	$7	$(60)	$(6)	$(63)	$459

[1] Beginning balance reflects allowances established at the time of the Mergers under purchase accounting for PCD investments.

Net Investment Income

Net investment income by asset class consists of the following:

(In millions)	Year ended December 31, 2022
AFS securities	$4,165
Trading securities	174
Equity securities	64
Mortgage loans	1,261
Investment funds	408
Funds withheld at interest	1,844
Other	270
Investment revenue	8,186
Investment expenses	(38)
Net investment income	$8,148

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

(In millions)	Year ended December 31, 2022
AFS securities
Gross realized gains on investment activity	$1,337
Gross realized losses on investment activity	(2,151)
Net realized investment losses on AFS securities	(814)
Net recognized investment losses on trading securities	(432)
Net recognized investment losses on equity securities	(153)
Net recognized investment losses on mortgage loans	(2,974)
Derivative losses	(9,173)
Provision for credit losses	(227)
Other gains	1,056
Investment related gains (losses)	$(12,717)

Proceeds from sales of AFS securities were $9,421 million for the year ended December 31, 2022.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

(In millions)	Year ended December 31, 2022
Trading securities	$(415)
Trading securities – related parties	1
Equity securities	(146)
Equity securities – related parties	—

Repurchase Agreements

The following table summarizes the maturities of repurchase agreements:

	December 31, 2022
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$608	$1,268	$—	$2,867	$4,743

[1] Included in payables for collateral on derivatives and securities to repurchase on the consolidated statements of financial condition.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	December 31, 2022
(In millions)	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$2,559	$1,941
Foreign governments	146	107
Corporate	1,940	1,605
CLO	273	261
ABS	1,243	1,082
Total securities pledged under repurchase agreements	$6,161	$4,996

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Reverse Repurchase Agreements

As of December 31, 2022, amounts loaned under reverse repurchase agreements were $1,640 million, and the fair value of the collateral, comprised primarily of commercial and residential mortgage loans, was $1,753 million.

Mortgage Loans, including related parties and VIEs

Mortgage loans includes both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 7 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	December 31, 2022
Commercial mortgage loans	$21,061
Commercial mortgage loans under development	790
Total commercial mortgage loans	21,851
Mark to fair value	(1,743)
Commercial mortgage loans	20,108
Residential mortgage loans	11,802
Mark to fair value	(1,099)
Residential mortgage loans	10,703
Mortgage loans	$30,811

Athene primarily invests in commercial mortgage loans on income producing properties, including office and retail buildings, apartments, hotels, and industrial properties. Athene diversifies the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. Athene evaluates mortgage loans based on relevant current information to confirm if properties are performing at a consistent and acceptable level to secure the related debt.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	December 31, 2022
(In millions, except percentages)	Net Carrying Value	Percentage of Total
Property type
Office building	$4,651	23.1%
Retail	1,454	7.2%
Apartment	6,692	33.3%
Hotels	1,855	9.2%
Industrial	2,047	10.2%
Other commercial	3,409	17.0%
Total commercial mortgage loans	$20,108	100.0%

U.S. Region
East North Central	$1,437	7.1%
East South Central	413	2.1%
Middle Atlantic	5,183	25.8%
Mountain	898	4.5%
New England	1,076	5.4%
Pacific	3,781	18.8%
South Atlantic	2,756	13.7%
West North Central	231	1.1%
West South Central	1,085	5.4%
Total U.S. Region	16,860	83.9%
International Region
United Kingdom	1,898	9.4%
International Other[1]	1,350	6.7%
Total International Region	3,248	16.1%
Total commercial mortgage loans	$20,108	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

December 31, 2022
U.S. States
California	28.9%
Florida	9.7%
New York	5.6%
New Jersey	5.3%
Arizona	5.1%
Other[1]	31.7%
Total U.S. residential mortgage loan percentage	86.3%
International
United Kingdom	5.4%
Ireland	3.0%
Other[2]	5.3%
Total international residential mortgage loan percentage	13.7%
Total residential mortgage loan percentage	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.
[2] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

Investment Funds

Athene’s investment fund portfolio consists of funds that employ various strategies and include investments in origination platforms, insurance platforms, and equity, hybrid, yield and other funds. Investment funds can meet the definition of VIEs. The investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	December 31, 2022
(In millions, except percentages)	Carrying value	Percent of total
Investment funds
Equity funds	$46	58.2%
Hybrid funds	32	40.5%
Other	1	1.3%
Total investment funds	79	100.0%
Investment funds – related parties
Strategic origination platforms	34	2.2%
Strategic insurance platforms	1,259	80.2%
Apollo and other fund investments
Equity funds	246	15.7%
Yield funds	5	0.3%
Other	25	1.6%
Total investment funds – related parties	1,569	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	4,829	38.7%
Strategic insurance platforms	529	4.2%
Apollo and other fund investments
Equity funds	2,640	21.2%
Hybrid funds	3,112	24.9%
Yield funds	1,044	8.4%
Other	326	2.6%
Total investment funds – consolidated VIEs	12,480	100.0%
Total investment funds, including related parties and consolidated VIEs	$14,128

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Concentrations—The following table represents Athene’s investment concentrations. The evaluation for concentration is based on 10% of stockholders’ equity; however, the Company is providing the top 30 investments due to the size of Athene’s investment portfolio in comparison to the Company’s stockholders’ equity as of December 31, 2022.

(In millions)	December 31, 2022
Wheels Donlen[1]	$1,288
Athora[1]	1,232
PK AirFinance[1]	999
AP Tundra	896
MFI Investments	878
SoftBank Vision Fund II	789
MidCap	788
Cayman Universe	756
Concord Music CL A2	684
Redding Ridge	683
AOP Finance	671
Bank of America	657
AA Infrastructure	624
Morgan Stanley	585
Venerable[1]	543
AP Maia[2]	536
Apollo Rose[2]	529
Citigroup	524
AP Hansel[2]	506
JPMorgan Chase	498
AT&T Inc.	437
Comcast	400
FWD Group	400
Verizon	368
MidCap Funding Franchise	357
Mileage Plus	357
Goldman Sachs	334
Athene Wessex Investor A, L.P.	331
Energy Transfer	305
HWIRE	296

[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in note 17.

[2] Represents a consolidated VIE investment in which an underlying investment includes a single issuer exceeding concentration threshold.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
5. Derivatives
The Company uses a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See note 7 for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	December 31, 2022
	Notional Amount	Fair Value
(In millions)		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	6,677	$747	$154
Forwards	6,283	406	52
Interest rate swaps	4,468	—	803
Forwards on net investments	216	2	—
Interest rate swaps	9,332	9	150
Total derivatives designated as hedges		1,164	1,159
Derivatives not designated as hedges
Equity options	65,089	1,374	114
Futures	18	33	—
Foreign currency swaps	3,563	251	112
Interest rate swaps	488	74	—
Other swaps	89	—	4
Foreign currency forwards	16,376	413	257
Embedded derivatives
Funds withheld, including related parties		(6,272)	(77)
Interest sensitive contract liabilities		—	5,841
Total derivatives not designated as hedges		(4,127)	6,251
Total derivatives		$(2,963)	$7,410

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. During the year ended December 31, 2022, Athene recognized losses of $106 million in other comprehensive income (loss) associated with these hedges. There were no amounts deemed ineffective during the year ended December 31, 2022. As of December 31, 2022, no amounts are expected to be reclassified to income within the next 12 months.

Fair Value Hedges

Athene uses foreign currency forward contracts, foreign currency interest rates swaps, and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	December 31, 2022
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$5,259	$(217)
Foreign currency swaps	4,797	(398)
Interest sensitive contract liabilities
Foreign currency swaps	1,081	88
Foreign currency interest rate swaps	4,348	632
Interest rate swaps	6,577	323

[1] The carrying amount disclosed for AFS securities is amortized cost.
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value

Year ended December 31, 2022
Investment related gains (losses)
Foreign currency forwards	$183	$(190)	$(7)	$67	$9
Foreign currency swaps	286	(310)	(24)	—	—
Foreign currency interest rate swaps	(622)	632	10	—	—
Interest rate swaps	(332)	323	(9)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	52	(53)	(1)	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

(In millions)	Year ended December 31, 2022
Foreign currency forwards	$20
Foreign currency swaps	88

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the year ended December 31, 2022, these derivatives had gains of $30 million. These derivatives are included in foreign currency translation and other adjustments on the consolidated statements of comprehensive income (loss). As of December 31, 2022, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $30 million. During the year ended December 31, 2022, there were no amounts deemed ineffective.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

Other swaps

Other swaps include total return swaps and credit default swaps. Athene purchases total rate of return swaps to gain exposure and benefit from a reference asset or index without ownership. Total rate of return swaps are contracts in which one party makes payments based on a set rate, either fixed or variable, while the other party makes payments based on the return of the underlying asset or index, which includes both the income it generates and any capital gains.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
The following is a summary of the gains (losses) related to derivatives not designated as hedges:

(In millions)	Year ended December 31, 2022
Equity options	$(2,647)
Futures	(144)
Swaps	56
Foreign currency forwards	505
Embedded derivatives on funds withheld	(6,534)
Amounts recognized in investment related gains (losses)	(8,764)
Embedded derivatives in indexed annuity products[1]	2,934
Total gains (losses) on derivatives not designated as hedges	$(5,830)

[1] Included in interest sensitive contract benefits on the consolidated statements of operations.

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

The estimated fair value of net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
December 31, 2022
Derivative assets	$3,309	$(1,477)	$(1,952)	$(120)	$—	$(120)
Derivative liabilities	(1,646)	1,477	478	309	—	309

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the consolidated statements of financial condition. As of December 31, 2022, amounts not subject to master netting or similar agreements were immaterial.

[2] Represents amounts offsetting derivative assets and derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets or gross derivative liabilities for presentation on the consolidated statements of financial condition.

[3] For non-cash collateral received, the Company does not recognize the collateral on the consolidated statement of financial condition unless the obligor (transferor) has defaulted under the terms of the secured contract and is no longer entitled to redeem the pledged asset. Amounts do not include any excess of collateral pledged or received.

6. Variable Interest Entities

A variable interest in a VIE is an investment or other interest that will absorb portions of the VIE’s expected losses and/or receive expected residual returns. Refer to note 2 for more details about the Company’s VIE assessment and consolidation policy. Variable interests in consolidated VIEs and unconsolidated VIEs are discussed separately below.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Consolidated VIEs

Consolidated VIEs include consolidated SPACs as well as certain CLOs and funds managed by the Company. The financial information for these consolidated SPACs are disclosed in note 17.

The assets of consolidated VIEs are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company. Similarly, there is no recourse to the Company for the consolidated VIEs’ liabilities.

Other assets of the consolidated funds include interest receivables, receivables from affiliates and reverse repurchase agreements. Other liabilities include debt held at amortized cost, short-term payables and repurchase agreements.

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

Net Gains from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains from investment activities of the consolidated VIEs:

	Years ended December 31,
(In millions)	2022[1]	2021[1]	2020[1]
Net gains (losses) from investment activities	$93	$526	$(22)
Net gains (losses) from debt	144	54	27
Interest and other income	354	746	440
Interest and other expenses	(97)	(769)	(248)
Net gains (losses) from investment activities of consolidated variable interest entities	$494	$557	$197

[1] Amounts reflect consolidation eliminations

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Senior Secured Notes, Subordinated Notes, Subscription Lines and Secured Borrowings

Included within debt, at fair value, notes payable, and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	December 31, 2022			December 31, 2021
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Asset Management
Senior secured notes[2]	$—	N/A	N/A	$7,431	3.16%		15.5
Subordinated notes[2]	—	N/A	N/A	613	N/A	[1]	14.5
Subscription lines[2]	686	6.22%	0.08	—	N/A		N/A
Secured borrowings[2,3]	—	N/A	N/A	18	2.33%		0.4
Total – Asset Management	$686			$8,062

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

3 As of December 31, 2022, there was no principal outstanding for secured borrowings. As of December 31, 2021, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of December 31, 2021 approximates principal outstanding due to the short-term nature of the borrowings. These secured borrowings are classified as a Level 3 liability within the fair value hierarchy.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of December 31, 2022, the Company was not aware of any instances of non-compliance with any of these covenants.

Repurchase Agreements

The following table summarizes the maturities of repurchase agreements:

	December 31, 2022
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 364 days	1 year and greater	Total
Payables for repurchase agreements[1]	$—	$—	$—	$1,254	$—	$1,254

[1] Included in other liabilities of consolidated variable interest entities on the consolidated statements of financial condition.

The following table summarizes the gross carrying value of repurchase agreements by class of collateral pledged:

December 31, 2022
(In millions)
Loans backed by residential real estate	$770
Loans backed by commercial real estate	484
Total	$1,254

Note: These repurchase agreements are carried at cost which approximates fair value and is classified as Level 2 of the fair value hierarchy.

Reverse Repurchase Agreements

As of December 31, 2022, fair value of collateral received under reverse repurchase agreements was $1,522 million and fair value of collateral rehypothecated was $1,522 million.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Revenues of Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

(In millions)	Year ended December 31, 2022
Trading securities	$34
Mortgage loans	88
Investment funds	9
Other	(10)
Net investment income	121

Trading securities	(66)
Net recognized investment losses on mortgage loans	(250)
Investment funds	552
Other gains (losses)	83
Investment related gains (losses)	319
Revenues of consolidated variable interest entities	$440

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	December 31, 2022	[2]	December 31, 2021	[2]
Maximum Loss Exposure[1]	$343		$241

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

Fixed maturity securities

Athene invests in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, Athene is a debt investor within these entities and, as such, holds a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the trust that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination of the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which Athene holds the residual tranche are not consolidated because Athene does not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, Athene is not under common control, as defined by U.S. GAAP, with the related parties, nor are substantially all of the activities conducted on Athene’s behalf; therefore, Athene is not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments and are held at fair value on the consolidated statements of financial condition and classified as AFS or trading.

Investment funds

Investment funds include non-fixed income, alternative investments in the form of limited partnerships or similar legal structures.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	December 31, 2022
(In millions)	Carrying Value	Maximum Loss Exposure
Investment funds	$79	$340
Investment in related parties – investment funds	1,569	2,253
Assets of consolidated VIEs – investment funds	12,480	20,278
Investment in fixed maturity securities	37,454	40,992
Investment in related parties – fixed maturity securities	9,717	10,290
Investment in related parties – equity securities	279	279
Total non-consolidated investments	$61,578	$74,432

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
7. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents[1]	$1,201	$—	$—		$—	$1,201
Restricted cash and cash equivalents[2]	1,048	—	—		—	1,048
Cash and cash equivalents of VIEs	110	—	—		—	110
U.S. Treasury securities[3]	709	—	—		—	709
Investments, at fair value	190	39	1,083	[4]	8	1,320
Investments of VIEs	—	1,537	727		105	2,369
Due from related parties[5]	—	—	43		—	43
Derivative assets[6]	—	—	15		—	15
Total Assets – Asset Management	3,258	1,576	1,868		113	6,815
Retirement Services
AFS Securities
U.S. government and agencies	2,570	7	—		—	2,577
U.S. state, municipal and political subdivisions	—	927	—		—	927
Foreign governments	—	906	1		—	907
Corporate	—	59,236	1,665		—	60,901
CLO	—	16,493	—		—	16,493
ABS	—	5,660	4,867		—	10,527
CMBS	—	4,158	—		—	4,158
RMBS	—	5,682	232		—	5,914
Total AFS securities	2,570	93,069	6,765		—	102,404
Trading securities	23	1,519	53		—	1,595
Equity securities	150	845	92		—	1,087
Mortgage loans	—	—	27,454		—	27,454
Funds withheld at interest – embedded derivative	—	—	(4,847)		—	(4,847)
Derivative assets	42	3,267	—		—	3,309
Short-term investments	29	455	36		—	520
Other investments	—	170	441		—	611
Cash and cash equivalents	7,779	—	—		—	7,779
Restricted cash and cash equivalents	628	—	—		—	628
Investments in related parties
AFS securities
Corporate	—	170	812		—	982
CLO	—	2,776	303		—	3,079
ABS	—	218	5,542		—	5,760
Total AFS securities – related parties	—	3,164	6,657		—	9,821
Trading securities	—	—	878		—	878
Equity securities	—	—	279		—	279
Mortgage loans	—	—	1,302		—	1,302
Investment funds	—	—	959		—	959
Funds withheld at interest – embedded derivative	—	—	(1,425)		—	(1,425)
Other investments	—	—	303		—	303
Reinsurance recoverable	—	—	1,388		—	1,388

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Assets of consolidated VIEs
Trading securities	5	436	622	—	1,063
Mortgage loans	—	—	2,055	—	2,055
Investment funds	—	—	2,471	10,009	12,480
Other investments	—	2	99	—	101
Cash and cash equivalents	362	—	—	—	362
Total Assets – Retirement Services	11,588	102,927	45,582	10,009	170,106
Total Assets	$14,846	$104,503	$47,450	$10,122	$176,921

Liabilities
Asset Management
Contingent consideration obligations[7]	$—	$—	$86	$—	$86
Other liabilities[8]	2	—	—	—	2
Derivative liabilities[6]	—	57	—	—	57
Total Liabilities – Asset Management	2	57	86	—	145
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	5,841	—	5,841
Universal life benefits	—	—	829	—	829
Future policy benefits
AmerUs closed block	—	—	1,164	—	1,164
ILICO closed block and life benefits	—	—	548	—	548
Derivative liabilities	38	1,607	1	—	1,646
Other liabilities	—	(77)	142	—	65
Total Liabilities – Retirement Services	38	1,530	8,525	—	10,093
Total Liabilities	$40	$1,587	$8,611	$—	$10,238

(Concluded)

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets – Asset Management
Cash and cash equivalents[1]	$917	$—	$—		$—	$917
Restricted cash and cash equivalents[2]	708	—	—		—	708
Cash and cash equivalents of VIEs	463	—	—		—	463
U.S. Treasury securities[3]	1,687	—	—		—	1,687
Investment in Athene Holding	4,548	—	—		—	4,548
Other investments	49	46	946	[4]	—	1,041
Investments of VIEs	6	1,055	13,188		488	14,737
Due from related parties[5]	—	—	48		—	48
Derivative assets[6]	—	8	—		—	8
Total Assets	$8,378	$1,109	$14,182		$488	$24,157

Liabilities – Asset Management
Debt of VIEs, at fair value	$—	$446	$7,497		$—	$7,943
Other liabilities of VIEs, at fair value	—	3	31		1	35
Contingent consideration obligations[7]	—	—	126		—	126
Other liabilities[8]	48	—	—		—	48
Derivative liabilities[6]	—	2	—		—	2
Total Liabilities	$48	$451	$7,654		$1	$8,154

[1] Cash and cash equivalents as of December 31, 2021 includes $2 million of cash and cash equivalents held by consolidated SPACs. Refer to note 17 for further information.
[2] Restricted cash and cash equivalents as of December 31, 2022 and December 31, 2021 includes $1.0 billion and $690 million, respectively, of restricted cash and cash equivalents held by consolidated SPACs. Refer to note 17 for further information.

3 U.S. Treasury securities as of December 31, 2021 includes $1.2 billion of U.S. Treasury securities held by consolidated SPACs. Refer to note 17 for further information.
[4] Investments as of December 31, 2022 and December 31, 2021 excludes $198 million and $176 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[5] Due from related parties represents a receivable from a fund.
[6] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the consolidated statements of financial condition.
7 As of December 31, 2022, other liabilities includes $31 million of contingent obligations, related to the Griffin Capital acquisition, classified as Level 3. As of December 31, 2022 and December 31, 2021, profit sharing payable includes $55 million and $126 million, respectively, related to contingent obligations classified as Level 3.

[8] Other liabilities as of December 31, 2022 includes the publicly traded warrants of APSG II. Other liabilities as of December 31, 2021 includes the publicly traded warrants of APSG I and APSG II.

Changes in fair value of contingent consideration obligations in connection with the acquisitions of Stone Tower and Griffin Capital are recorded in compensation and benefits expense and other income (loss), net, respectively, in the consolidated statements of operations. Refer to note 18 for further details.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	December 31, 2022
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$526	Embedded value	N/A	N/A	N/A
	128	Discounted cash flow	Discount rate	8.9% – 52.8%	28.7%	[1]
	429	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	43	Discounted cash flow	Discount rate	15.0%	15.0%
Derivative assets	15	Option model	Volatility rate	60.0%	60.0%
Investments of consolidated VIEs
Equity securities	458	Dividend discount model	Discount rate	12.1%	12.1%
Bank loans	244	Discounted cash flow	Discount rate	6.4% – 32.7%	8.0%	[1]
		Adjusted transaction value	N/A	N/A	N/A
Bonds	25	Discounted cash flow	Discount rate	7.9%	7.9%
Retirement Services
AFS, trading and equity securities	10,671	Discounted cash flow	Discount rate	2.2% – 18.8%	6.8%	[1]
Mortgage loans[2]	30,811	Discounted cash flow	Discount rate	1.5% – 22.1%	6.3%	[1]
Investment funds[2]	506	Discounted cash flow	Discount rate	6.4%	6.4%
	873	Discounted cash flow / Guideline public equity	Discount rate / P/E	16.5% / 9x	16.5% / 9x
	529	Net tangible asset values	Implied multiple	1.26x	1.26x
	563	Reported net asset value	Reported net asset value	N/A	N/A
	959	Embedded value	N/A	N/A	N/A
Financial Liabilities
Asset Management
Contingent consideration obligation	86	Discounted cash flow	Discount rate	20.0% – 25.0%	22.7%	[1]
		Option model	Volatility rate	29.8% – 39.6%	34.7%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	5,841	Discounted cash flow	Nonperformance risk	0.1% – 1.7%	1.0%	[3]
			Option budget	0.5% – 5.3%	1.9%	[4]
			Surrender rate	5.1% – 11.5%	8.1%	[5]

[1] Unobservable inputs were weighted based on the fair value of the investments included in the range.
[2] Includes those of consolidated VIEs.
[3] The nonperformance risk weighted average is based on the projected excess benefits of reserves used in the calculation of the embedded derivative.
[4] The option budget weighted average is calculated based on the indexed account values.
[5] The surrender rate weighted average is calculated based on projected account values.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

	December 31, 2021
	Fair Value (In millions)	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average[1]
Financial Assets
Other investments	$516	Embedded value	N/A	N/A	N/A
	170	Discounted cash flow	Discount rate	14.0% - 52.8%	26.4%
	260	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	48	Discounted cash flow	Discount rate	16.0%	16.0%
Investments of consolidated VIEs:
Equity securities	4,145	Discounted cash flow	Discount rate	3.0% - 19.0%	10.4%
		Dividend discount model	Discount rate	13.7%	13.7%
		Market comparable companies	NTAV multiple	1.25x	1.25x
		Adjusted transaction value	Purchase multiple	1.25x	1.25x
		Adjusted transaction value	N/A	N/A	N/A
Bank loans	4,570	Discounted cash flow	Discount rate	1.8% - 15.6%	4.3%
		Adjusted transaction value	N/A	N/A	N/A
Profit participating notes	2,849	Discounted cash flow	Discount rate	8.7% - 12.5%	12.4%
		Adjusted transaction value	N/A	N/A	N/A
Real estate	512	Discounted cash flow	Capitalization rate	4.0% - 5.8%	5.3%
		Discounted cash flow	Discount rate	5.0% - 12.5%	7.3%
		Discounted cash flow	Terminal capitalization rate	8.3%	8.3%
		Direct capitalization	Capitalization rate	5.5% - 8.5%	6.2%
		Direct capitalization	Terminal capitalization rate	6.0% - 12.0%	6.9%
Bonds	51	Discounted cash flow	Discount rate	4.0% - 7.0%	6.1%
		Third party pricing	N/A	N/A	N/A
Other equity investments	1,061	Discounted cash flow	Discount rate	11.8% -12.5%	12.1%
		Adjusted transaction value	N/A	N/A	N/A
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	4,312	Discounted cash flow	Discount rate	1.4% - 10.0%	2.8%
Subordinated notes	3,164	Discounted cash flow	Discount rate	4.5% - 11.9%	5.8%
Participating equity	21	Discounted cash flow	Discount rate	15.0%	15.0%
Other liabilities	31	Discounted cash flow	Discount rate	3.7% - 9.3%	6.3%
Contingent consideration obligation	126	Discounted cash flow	Discount rate	18.5%	18.5%

[1] Unobservable inputs were weighted based on the fair value of the investments included in the range.

The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year ended December 31, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$946	$20	$—	$109	$23	$1,098	$56	$—
Investments of Consolidated VIEs	13,188	252	—	(13)	(12,700)	727	17	—
Total Level 3 assets – Asset Management	$14,134	$272	$—	$96	$(12,677)	$1,825	$73	$—
Assets – Retirement Services
AFS securities
Foreign governments	$2	$(1)	$—	$—	$—	$1	$—	$—
Corporate	1,339	(16)	(123)	364	101	1,665	—	(119)
CLO	14	(2)	—	(9)	(3)	—	—	—
ABS	3,619	1	(183)	788	642	4,867	—	(216)
CMBS	43	—	(17)	—	(26)	—	—	—

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

	Year ended December 31, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
RMBS	—	—	3	295	(66)	232	—	4
Trading securities	69	(9)	—	(10)	3	53	(5)	—
Equity securities	429	26	—	(4)	(359)	92	22	—
Mortgage loans	21,154	(2,761)	—	9,061	—	27,454	(2,747)	—
Investment funds	18	1	—	—	(19)	—	—	—
Funds withheld at interest – embedded derivative	—	(4,847)	—	—	—	(4,847)	—	—
Short-term investments	29	—	—	7	—	36	—	—
Other investments	—	(91)	—	36	496	441	(91)	—
Investments in related parties
AFS securities
Corporate	670	(3)	(16)	202	(41)	812	—	(16)
CLO	202	—	(29)	130	—	303	—	(29)
ABS	6,445	16	(256)	(715)	52	5,542	(11)	(259)
Trading securities	1,771	3	—	(1,084)	188	878	1	—
Equity securities	284	(2)	—	(15)	12	279	—	—
Mortgage loans	1,369	(225)	—	158	—	1,302	(225)	—
Investment funds	2,855	78	—	57	(2,031)	959	119	—
Short-term investments	—	—	—	53	(53)	—	—	—
Funds withheld at interest – embedded derivative	—	(1,425)	—	—	—	(1,425)	—	—
Other investments	—	14	—	15	274	303	14	—
Reinsurance recoverable	1,991	(603)	—	—	—	1,388	—	—
Assets of consolidated VIEs
Trading securities	—	49	—	530	43	622	11	—
Mortgage loans	2,152	(227)	—	(31)	161	2,055	(226)	—
Investment funds	1,297	72	—	1,862	(760)	2,471	58	—
Other investments	—	(17)	—	31	85	99	(24)	—
Total Level 3 assets – Retirement Services	$45,752	$(9,969)	$(621)	$11,721	$(1,301)	$45,582	$(3,104)	$(635)

Liabilities – Asset Management
Contingent consideration obligations	$126	$(63)	$—	$23	$—	$86	$—	$—
Debt and other liabilities of consolidated VIEs	7,528	(28)	—	(442)	(7,058)	—	—	—
Total Level 3 liabilities – Asset Management	$7,654	$(91)	$—	$(419)	$(7,058)	$86	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(7,559)	$2,934	$—	$(1,216)	$—	$(5,841)	$—	$—
Universal life benefits	(1,235)	406	—	—	—	(829)	—	—
Future policy benefits						—
AmerUs Closed Block	(1,520)	356	—	—	—	(1,164)	—	—
ILICO Closed Block and life benefits	(742)	194	—	—	—	(548)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Other liabilities	—	(37)	—	(105)	—	(142)	—	—
Total Level 3 liabilities – Retirement Services	$(11,059)	$3,855	$—	$(1,321)	$—	$(8,525)	$—	$—

[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

	Year ended December 31, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments of Consolidated VIEs	$10,963	$448	$—	$2,235	$(458)	$13,188	$308	$—
Other Investments	370	88	—	489	(1)	946	82	—
Total Level 3 assets – Asset Management	$11,333	$536	$—	$2,724	$(459)	$14,134	$390	$—

Liabilities – Asset Management
Contingent consideration obligations	$120	$27	$—	$(21)	$—	$126	$—	$—
Debt and other liabilities of consolidated VIEs	7,100	42	—	386	—	7,528	45	—
Total Level 3 liabilities – Asset Management	$7,220	$69	$—	$365	$—	$7,654	$45	$—

[1] Related to instruments held at end of period.

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Year ended December 31, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[1]	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$230	$—	$(121)	$—	$109	$23	$—	$23
Investments of consolidated VIEs	3,349	—	(3,362)	—	(13)	2,072	(14,772)	(12,700)
Total Level 3 assets – Asset Management	$3,579	$—	$(3,483)	$—	$96	$2,095	$(14,772)	$(12,677)

Assets – Retirement Services
AFS securities
Corporate	$685	$—	$(177)	$(144)	$364	$393	$(292)	$101
CLO	3	—	—	(12)	(9)	—	(3)	(3)
ABS	3,306	—	(1,791)	(727)	788	1,089	(447)	642
CMBS	—	—	—	—	—	—	(26)	(26)
RMBS	296	—	—	(1)	295	—	(66)	(66)
Trading securities	8	—	(9)	(9)	(10)	56	(53)	3
Equity securities	—	—	(4)	—	(4)	41	(400)	(359)
Mortgage loans	12,367	—	(198)	(3,108)	9,061	—	—	—
Investment funds	—	—	—	—	—	—	(19)	(19)
Short-term investments	59	—	—	(52)	7	—	—	—
Other investments	48	—	(12)	—	36	496	—	496
Investments in related parties
AFS securities
Corporate	483	—	(263)	(18)	202	53	(94)	(41)
CLO	130	—	—	—	130	—	—	—
ABS	2,889	—	(94)	(3,510)	(715)	1,916	(1,864)	52
Trading securities	43	—	(1,081)	(46)	(1,084)	1,448	(1,260)	188
Equity securities	195	—	(119)	(91)	(15)	125	(113)	12
Mortgage loans	182	—	—	(24)	158	—	—	—
Investment funds	91	—	(34)	—	57	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	(53)	(53)
Other investments	31	—	(16)	—	15	274	—	274

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

	Year ended December 31, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[1]	Net Transfers In (Out)
Assets of consolidated VIEs
Trading securities	531	—	(1)	—	530	430	(387)	43
Equity securities	—	—	—	—	—	15	(15)	—
Mortgage loans	176	—	—	(207)	(31)	384	(223)	161
Investment funds	2,014	—	(152)	—	1,862	11,550	(12,310)	(760)
Other investments	33	—	(2)	—	31	2,018	(1,933)	85
Total Level 3 assets – Retirement Services	$23,623	$—	$(3,953)	$(7,949)	$11,721	$20,288	$(21,589)	$(1,301)

Liabilities - Asset Management
Contingent consideration obligations	$—	$36	$—	$(13)	$23	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	—	—	(442)	(442)	1,568	(8,626)	(7,058)
Total Level 3 liabilities – Asset Management	$—	$36	$—	$(455)	$(419)	$1,568	$(8,626)	$(7,058)

Liabilities – Retirement Services
Interest sensitive contract liabilities
Interest sensitive contract liabilities - Embedded derivative	$—	$(1,722)	$—	$506	$(1,216)	$—	$—	$—
Other liabilities	—	—	—	(105)	(105)	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(1,722)	$—	$401	$(1,321)	$—	$—	$—

[1] Transfers in and out are primarily assets of VIEs with changes in consolidation at Athene in 2022.

	Year ended December 31, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments	$492	$—	$(3)	$—	$489	$1	$(2)	$(1)
Investments of consolidated VIEs	3,680	—	(1,445)	—	2,235	45	(503)	(458)
Total Level 3 assets – Asset Management	$4,172	$—	$(1,448)	$—	$2,724	$46	$(505)	$(459)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(21)	$(21)	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	706	—	(320)	386	—	—	—
Total Level 3 liabilities – Asset Management	$—	$706	$—	$(341)	$365	$—	$—	$—

Fair Value Option - Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

(In millions)	Year ended December 31, 2022
Trading securities	$(424)
Mortgage loans	(3,213)
Investment funds	114
Future policy benefits	356
Other liabilities	(37)
Total gains (losses)	$(3,204)

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

Gains and losses on trading securities and other liabilities are recorded in investment related gains (losses) on the consolidated statements of operations. For fair value option mortgage loans, interest income is recorded in net investment income and subsequent changes in fair value in investment related gains (losses) on the consolidated statements of operations. Gains and losses related to investment funds, including related party investment funds, are recorded in net investment income on the consolidated statements of operations. The change in fair value of future policy benefits is recorded to future policy and other policy benefits on the consolidated statements of operations.

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	December 31, 2022
Unpaid principal balance	$33,653
Mark to fair value	(2,842)
Fair value	$30,811

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	December 31, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$74
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(55)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$19

Fair value of commercial mortgage loans 90 days or more past due	$2
Fair value of commercial mortgage loans in non-accrual status	19

The following represents the residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	December 31, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$522
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(50)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$472

Fair value of residential mortgage loans 90 days or more past due[1]	$472
Fair value of residential mortgage loans in non-accrual status	360

[1] Includes $221 million of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

(In millions)	Year ended December 31, 2022
Mortgage loans	$(41)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Financial Instruments Without Readily Determinable Fair Values

Athene has elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of December 31, 2022, the carrying amount of the equity securities was $400 million with no cumulative recorded impairment.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Fair Value of Financial Instruments Not Carried at Fair Value - Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the consolidated statements of financial condition:

	December 31, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$79	$79	$79	$—	$—	$—
Policy loans	347	347	—	—	347	—
Funds withheld at interest	37,727	37,727	—	—	—	37,727
Short-term investments	1,640	1,640	—	—	1,614	26
Other investments	162	162	—	—	—	162
Investments in related parties
Investment funds	610	610	610	—	—	—
Funds withheld at interest	11,233	11,233	—	—	—	11,233
Total financial assets not carried at fair value	$51,798	$51,798	$689	$—	$1,961	$49,148

Financial liabilities
Interest sensitive contract liabilities	$125,101	$111,608	$—	$—	$—	$111,608
Debt	3,658	2,893	—	—	2,893	—
Securities to repurchase	4,743	4,743	—	—	4,743	—
Funds withheld liability	360	360	—	—	360	—
Total financial liabilities not carried at fair value	$133,862	$119,604	$—	$—	$7,996	$111,608

The fair value for financial instruments not carried at fair value are estimated using the same methods and assumptions as those carried at fair value. The financial instruments presented above are reported at carrying value on the consolidated statements of financial condition; however, in the case of policy loans, funds withheld at interest and liability, short-term investments, and securities to repurchase, the carrying amount approximates fair value.

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

Consolidated VIEs’ Investments

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

The significant unobservable inputs used in the fair value measurement of bank loans, bonds, profit participating notes and other equity investments are discount rates. Significant increases (decreases) in discount rates would result in significantly lower (higher) fair value measurements.

The significant unobservable inputs used in the fair value measurement of real estate are discount rates and capitalization rates. Significant increases (decreases) in any discount rates or capitalization rates in isolation would result in significantly lower (higher) fair value measurements.

Certain investments of VIEs are valued using the NAV per share equivalent calculated by the investment manager as a practical expedient to determine an independent fair value.

Consolidated VIEs’ Liabilities

The debt obligations of certain consolidated VIEs, that are CLOs, were measured on the basis of the fair value of the financial assets of those CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level 2 in the fair value hierarchy.

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

Contingent Consideration Obligations

The significant unobservable inputs used in the fair value measurement of the contingent consideration obligations are discount rate and volatility rate applied in the valuation models. These inputs in isolation can cause significant increases or decreases in fair value. See note 18 for further discussion of the contingent consideration obligations.

Retirement Services

AFS, trading and equity securities

Athene uses discounted cash flow models to calculate the fair value for certain fixed maturity and equity securities. The discount rate is a significant unobservable input because the credit spread includes adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. This excludes assets for which fair value is provided by independent broker quotes.

Mortgage loans

Athene uses discounted cash flow models from independent commercial pricing services to calculate the fair value of its mortgage loan portfolio. The discount rate is a significant unobservable input. This approach uses market transaction information and client portfolio-oriented information, such as prepayments or defaults, to support the valuations.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

Income Approach

The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology for the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are significant assumptions related to the subject company’s expected results, the determination of a terminal value and a calculated discount rate, which is normally based on the subject company’s WACC. The WACC represents the required rate of return on total capitalization, which is comprised of a required rate of return on equity, plus the current tax-effected rate of return on debt, weighted by the relative percentages of equity and debt that are typical in the industry. The most critical step in determining the appropriate WACC for each subject company is to select companies that are comparable in nature to the subject company and the credit quality of the subject company. Sources for gaining additional knowledge about the comparable companies include public filings, annual reports, analyst research reports and press releases. The general formula then used for calculating the WACC considers the after-tax rate of return on debt capital and the rate of return on common equity capital, which further considers the risk-free rate of return, market beta, market risk premium and small stock premium, if applicable. The variables used in the WACC formula are inferred from the comparable market data obtained. The Company evaluates the comparable companies selected and concludes on WACC inputs based on the most comparable company or analyzes the range of data for the investment.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

Other investments

The fair value of other investments are determined using a discounted cash flow model using discount rates for similar investments.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Other liabilities

Other liabilities includes funds withheld liability, as described above in funds withheld at interest embedded derivative, and a ceded modco agreement of certain inforce funding agreement contracts for which Athene elected the fair value option. Athene estimates the fair value of the ceded modco agreement by discounting projected cash flows for net settlements and certain periodic and non-periodic payments. Unobservable inputs include estimates for asset portfolio returns and economic inputs used in the discount rate, including risk margin. Depending on the projected cash flows and other assumptions, the contract may be recorded as an asset or liability. The estimate is classified as Level 3.
8. Reinsurance
The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of operations:

(In millions)	Year ended December 31, 2022
Premiums
Direct	$11,373
Reinsurance assumed	377
Reinsurance ceded	(112)
Total premiums	$11,638
Future policy and other policy benefits
Direct	$12,018
Reinsurance assumed	398
Reinsurance ceded	(106)
Total future policy and other policy benefits	$12,310

Reinsurance typically provides for recapture rights on the part of the ceding company for certain events of default. Additionally, some agreements require placement of assets in trust accounts for the benefit of the ceding entity. The required minimum assets are equal to or greater than statutory reserves, as defined by the agreement, and were $12,643 million as of December 31, 2022. Although Athene owns assets placed in trust, their use is restricted based on the trust agreement terms. If the statutory book value of the assets, or in certain cases fair value, in a trust declines because of impairments or other reasons, additional contributions of assets to the trust may be required. In addition, the assets within a trust may be subject to a pledge in favor of the applicable reinsurance company.

Global Atlantic

Athene has a 100% coinsurance and assumption agreement with Global Atlantic. The agreement ceded all existing open block life insurance business issued by Athene Annuity and Life Company (“AAIA”), with the exception of enhanced guarantee universal life insurance products. Athene also entered into a 100% coinsurance agreement with Global Atlantic to cede all policy liabilities of the ILICO Closed Block. The ILICO Closed Block consists primarily of participating whole life insurance policies. Athene also has an excess of loss arrangement with Global Atlantic to be reimbursed for any payments required from Athene’s general assets to meet the contractual obligations of the AmerUs Closed Block not covered by existing reinsurance through Athene Re USA IV. The AmerUs Closed Block consists primarily of participating whole life insurance policies. Since all liabilities were covered by the existing reinsurance at close, no reinsurance premiums were ceded. The assets backing the AmerUs Closed Block are managed, on AAIA’s behalf, by Goldman Sachs Asset Management.

As of December 31, 2022, Global Atlantic maintained a series of trust and custody accounts under the terms of these agreements with assets equal to or greater than a required aggregate statutory balance of $2,745 million.

Protective Life Insurance Company (“Protective”)

Athene reinsured substantially all of the existing life and health business of Athene Annuity & Life Assurance Company (“AADE”) to Protective under a coinsurance agreement in 2011. As of December 31, 2022, Protective maintained a trust for Athene’s benefit with assets having a fair value of $1,203 million.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Reinsurance Recoverables

The following summarizes reinsurance recoverable balances:

(In millions)	December 31, 2022
Global Atlantic	$2,461
Protective	1,581
Brighthouse Financial	226
Other[1]	99
Reinsurance recoverable	$4,367

[1] Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total recoverable.

9. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

(In millions)	DAC	DSI	VOBA	Total
Balance at January 1, 2022	$—	$—	$4,527	$4,527
Additions	1,127	413	—	1,540
Unlocking	—	—	4	4
Amortization	(25)	—	(488)	(513)
Impact of unrealized investment (gains) losses and other	21	—	(3)	18
Balance at December 31, 2022	$1,123	$413	$4,040	$5,576

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2023	$440
2024	402
2025	370
2026	336
2027	301

10. Goodwill

The following table presents Apollo’s goodwill by segment:

(In millions)	December 31, 2022	December 31, 2021
Asset Management	$232	$85
Retirement Services	4,058	—
Principal Investing	32	32
Total Goodwill	$4,322	$117

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

11. Profit Sharing Payable
Profit sharing payable was $1.4 billion and $1.4 billion as of December 31, 2022 and December 31, 2021, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2021	$843
Profit sharing expense	1,470
Payments/other	(868)
Profit sharing payable, December 31, 2021	1,445
Profit sharing expense	533
Payments/other	(586)
Profit sharing payable, December 31, 2022	$1,392

Profit sharing expense includes (i) changes in amounts due to current and former employees entitled to a share of performance revenues in funds managed by Apollo and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain of the Company’s acquisitions. Profit sharing expense excludes the potential return of profit-sharing distributions that would be due if certain funds were liquidated, which is recorded in due from related parties in the consolidated statements of financial condition.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
12. Income Taxes

The Company’s income tax (provision) benefit totaled $1,069 million, $(594) million and $(86) million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s effective income tax rate was approximately 18.4%, 12.2% and 15.7% for the years ended December 31, 2022, 2021 and 2020, respectively.

The provision (benefit) for income taxes is presented in the following table:

	Years ended December 31,
(In millions)	2022	2021	2020
Current:
Federal income tax	$409	$83	$21
Foreign income tax[1]	54	33	25
State and local income tax	59	3	5
	$522	$119	$51
Deferred:
Federal income tax	(1,546)	423	9
Foreign income tax[1]	7	(1)	—
State and local income tax	(52)	53	26
	(1,591)	475	35
Total Income Tax Provision (Benefit)	$(1,069)	$594	$86

[1] The foreign income tax provision (benefit) was calculated on ($3,384) million, $212 million and $116 million of pre-tax income (loss) generated in foreign jurisdictions for the years ended December 31, 2022, 2021 and 2020, respectively.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. It is unclear how the IRA will be implemented by the U.S. Department of the Treasury through regulation. The Company is evaluating the impact of the IRA on its tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. The Company will continue to evaluate the IRA’s impact as further information becomes available.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. The Company has accumulated undistributed earnings generated by certain foreign subsidiaries, which are intended to be indefinitely reinvested. As such, no deferred taxes have been recorded for the difference between outside tax basis and the carrying amount. The Company determined that estimating the unrecognized tax liability is not practicable.

The following table reconciles the U.S. Federal statutory tax rate to the effective income tax rate:

	Years ended December 31,
(In millions, except percentages)	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Income passed through to non-controlling interests	(6.7)	(10.4)	(12.2)
State and local income taxes (net of federal benefit)	(0.3)	0.8	3.8
Impact of Mergers	5.3	—	—
Impact of corporate conversion	—	—	0.9
Impact of foreign taxes (net of foreign tax credit)	0.9	0.3	2.3
Impact of equity-based compensation	0.1	0.5	(1.2)
Impact of valuation allowance	(0.7)	—	—
Other	(1.2)	—	1.1
Effective income tax rate	18.4%	12.2%	15.7%

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
The income tax provision (benefit) is presented in the following table:

	Years ended December 31,
(In millions)	2022	2021	2020
Income tax provision (benefit)	$(1,069)	$594	$86
Income tax provision (benefit) from OCI	(3,083)	—	—
Total income tax provision (benefit)	$(4,152)	$594	$86

Deferred income taxes are recorded due to temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

As of December 31, 2022, the Company had a federal net operating loss (“NOL”) carryforward of $108 million, a state and local NOL carryforward of $309 million and a foreign NOL of $355 million. The federal NOL and state and local NOL will begin to expire in 2023 and 2031, respectively. The foreign NOL has an indefinite life carryfoward. The Company had no foreign tax credit carryforwards as of December 31, 2022.

The Company’s deferred tax assets and liabilities in the consolidated statements of financial condition consist of the following:

	December 31,
(In millions)	2022	2021
Asset Management
Deferred Tax Assets:
Depreciation and amortization	$417	$508
Net operating loss carryforwards	—	1
Deferred revenue	8	6
Equity-based compensation	122	63
Other	55	39
Total Deferred Tax Assets	602	617
Deferred Tax Liabilities:
Basis difference in investments	70	193
Other	7	—
Total Deferred Tax Liabilities	77	193
Total Deferred Tax Assets, Net - Asset Management	$525	$424
Retirement Services
Deferred Tax Assets:
Insurance liabilities	$2,668	$—
Net unrealized losses on AFS	3,083	—
Net operating and capital loss carryforwards	185	—
Investments, including derivatives	282	—
Employee benefits	8	—
Investment in foreign subsidiaries	1,004	—
Other	74	—
Total Deferred Tax Assets	7,304	—
Valuation allowance	(105)	—
Deferred Tax Assets, Net of Valuation Allowance	7,199	—
Deferred Tax Liabilities:
Intangible assets	379	—
DAC, DSI and VOBA	946	—
Other	2	—
Total Deferred Tax Liabilities	1,327	—
Total Deferred Tax Assets, Net - Retirement Services	$5,872	$—

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

The valuation allowance consists of the following:

	December 31,
(In millions)	2022	2021
U.S. federal and state net operating losses and other deferred tax assets	$16	$—
UK Net operating losses and other deferred tax assets	89	—
Total Valuation Allowance	$105	$—

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of December 31, 2022, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2019 through 2021 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for the 2013, 2015, 2017, 2019, and 2020 tax years. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2020. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017 and 2020. There are other examinations ongoing in other foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

Below is a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits:

	Years ended December 31,
(In millions)	2022	2021	2020
Balance at beginning of period	$—	$—	$—
Increases based on tax positions taken in the prior years	15	—	—
Balance at end of period	$15	$—	$—

As of December 31, 2022, the Company has unrecognized tax benefits of $16 million which, if recognized, would impact the effective tax rate. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months. The Company recognizes interest and penalties related to the unrecognized tax benefits in its provision for income taxes. During 2022 and as of December 31, 2022, the Company accrued interest of $5 million.

The Company has historically recorded deferred tax assets resulting from the step-up in the tax basis of assets, including intangibles, resulting from exchanges of AOG Units for Class A shares by the Former Managing Partners and Contributing Partners. A related liability has also historically been recorded in due to related parties in the consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among the Company, the Former Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 17). The benefit the Company has historically obtained from the difference in the tax asset recognized and the related liability was recorded as an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.

After the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the tax receivable agreement during the year ended December 31, 2022. The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares for the year ended December 31, 2021.

Exchange of AOG Units for Class A shares (In millions)	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase in Additional Paid in Capital
For the Year Ended December 31, 2021	$347	$288	$59

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
13. Debt

Company debt consisted of the following:

		December 31, 2022			December 31, 2021
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.00% 2024 Senior Notes[1,2]	May 30, 2024	$499	$486	[4]	$498	$530	[4]
4.40% 2026 Senior Notes[1,2]	May 27, 2026	498	476	[4]	498	553	[4]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	639	[4]	675	778	[4]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	495	407	[4]	495	506	[4]
4.77% 2039 Senior Secured Guaranteed Notes[1,2]		—	—	[5]	317	369	[3]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	262	[4]	297	397	[4]
4.95% 2050 Senior Subordinated Notes[1,2]	January 14, 2050	297	252	[4]	297	309	[4]
1.70% Secured Borrowing II1	April 15, 2032	18	17	[4]	19	19	[6]
1.30% 2016 AMI Term Facility I1	January 15, 2025	18	18	[3]	19	19	[6]
1.40% 2016 AMI Term Facility II1	July 23, 2023	17	17	[3]	19	19	[6]
		2,814	2,574		3,134	3,499
Retirement Services
4.13% 2028 Notes[1]	January 12, 2028	1,081	921		—	—
6.15% 2030 Notes[1]	April 3, 2030	606	508		—	—
3.50% 2031 Notes[1]	January 15, 2031	526	413		—	—
3.95% 2051 Notes[1]	May 25, 2051	546	342		—	—
3.45% 2052 Notes[1]	May 15, 2052	504	311		—	—
6.65% 2033 Notes[1]	February 1, 2033	395	398		—	—
		3,658	2,893		—	—
Total Debt		$6,472	$5,467		$3,134	$3,499

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $16 million and $25 million as of December 31, 2022 and December 31, 2021, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

[3] Fair value is based on a discounted cash flow method. These notes are classified as a Level 3 liability within the fair value hierarchy.
[4] Fair value is based on broker quotes. These notes are valued using Level 2 inputs based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from external pricing services.

[5] There is no outstanding balance as of December 31, 2022. These notes were transferred to a VIE consolidated by Athene during the year ended December 31, 2022.
[6] Fair value is based on obtained broker quotes. These notes are classified as a Level III liability within the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from external pricing services. For instances where broker quotes are not available, a discounted cash flow method is used to obtain a fair value.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of December 31, 2022:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management - 2022 AMH credit facility	N/A	October 12, 2027	Citibank	The commitment fee on the $1.0 billion undrawn 2022 AMH credit facility as of December 31, 2022 was 0.08%.
Retirement Services - AHL credit facility	N/A	December 3, 2024	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, with potential increases up to $1.75 billion.
Retirement Services - AHL liquidity facility	N/A	June 30, 2023	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.5 billion, with potential increases up to $3.0 billion.

Asset Management - Credit Facility

On October 12, 2022, AMH, as borrower, entered into a new $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“2022 AMH credit facility”). Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. As of December 31, 2022, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of December 31, 2022, there were no amounts outstanding under the 2022 AMH credit facility and the Company was in compliance with all financial covenants under the facility.

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

As of December 31, 2022, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all financial covenants under the facility.

Interest accrues on outstanding borrowings at either the Eurodollar Rate (as defined in the AHL credit facility) plus a margin or a base rate plus a margin, with the applicable margin varying based on Athene’s Debt Rating (as defined in the AHL credit facility).

AHL Liquidity Facility—In the third quarter of 2022, AHL entered into a revolving credit facility with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent, which matures on June 30, 2023, subject to additional 364-day extensions (“AHL liquidity facility”). The AHL liquidity facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the AHL liquidity facility is $2.5 billion, with potential increases up to $3.0 billion. The AHL liquidity facility contains various standard covenants with which Athene must comply, including the following:

1. ALRe Minimum Consolidated Net Worth (as defined in the AHL liquidity facility) of no less than $9.3 billion; and
2. Restrictions on Athene’s ability to incur debt and liens, in each case with certain exceptions.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

Interest accrues on outstanding borrowings at the secured overnight financing rate (Adjusted Term SOFR, as defined in the AHL liquidity facility) plus a margin or a base rate plus a margin, with applicable margin varying based on ALRe’s Financial Strength Rating (as defined in the AHL liquidity facility).

As of December 31, 2022, there were no amounts outstanding under the AHL liquidity facility and Athene was in compliance with all financial covenants under the facility. On February 7, 2023, Athene borrowed $1 billion from the AHL liquidity facility for short-term cash flow needs.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Years ended December 31,
(In millions)	2022	2021	2020
Asset Management	$124	$138	$133
Retirement Services[1]	98	—	—
Total Interest Expense	$222	$138	$133

Note: Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
[1] Interest expense for Retirement Services is included in policy and other operating expenses on the consolidated statements of operations.

Contractual Maturities

The table below presents the contractual maturities for the Company's debt arrangements as of December 31, 2022:

(In millions)	2023	2024 - 2025	2026 - 2027	2028 and Thereafter	Total
Asset Management
Debt obligations	$17	$518	$500	$1,793	$2,828

Retirement Services
Debt obligations	153	306	306	4,592	5,357
Total Obligations as of December 31, 2022	$170	$824	$806	$6,385	$8,185

14. Equity-Based Compensation

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

For the years ended December 31, 2022, 2021 and 2020, the Company recorded equity-based compensation expense of $540 million, $1.2 billion and $213 million, respectively. As of December 31, 2022, there was $727 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.8 years.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

The following table summarizes the weighted average discounts for plan grants, bonus grants and performance grants.

	Years ended December 31,
	2022	2021	2020
Plan grants:
Discount for the lack of distributions until vested[1]	0.2%	—%	0.1%
Marketability discount for transfer restrictions[2]	10.0%	12.7%	9.4%
Bonus grants:
Marketability discount for transfer restrictions[2]	3.5%	3.5%	3.0%
Performance grants:
Discount for the lack of distributions until vested[1]	1.3%	7.3%	8.7%
Marketability discount for transfer restrictions[2]	7.6%	5.6%	9.2%

[1] Based on the present value of a growing annuity calculation.
[2] Based on the Finnerty Model calculation.

Service-Based Awards

During the years ended December 31, 2022, 2021 and 2020, the Company awarded 5.1 million, 2.5 million and 2.4 million of service-based RSUs, respectively, with a grant date fair value of $310 million, $130 million and $106 million, respectively.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded equity-based compensation expense on service-based RSUs of $245 million, $93 million and $76 million, respectively.

Performance-Based Awards

During the years ended December 31, 2022, 2021 and 2020, the Company awarded 3.9 million, 2.9 million and 2.2 million of performance-based RSUs, respectively, with a grant date fair value of $228 million, $150 million and $87 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded equity-based compensation expense on performance-based awards of $205 million, $104 million and $97 million, respectively.

During the year-ended December 31, 2022, the Company issued equity awards where the number of shares to be issued is variable based on the achievement of specified performance targets. Compensation expense is recognized over the performance period based upon the probable outcome of the performance condition and the performance-based compensation is classified as a liability, and therefore, the fair value of these awards is remeasured each reporting period. Given the number of shares to be issued in settlement of these awards is not yet known, the tables below exclude the impact of these awards.

In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics. During the year ended December 31, 2022, the Company recorded equity-based compensation expense of $56 million for service-based awards and $24 million for performance-based awards, each related to these one-time grants.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2022	—		—	—
RSUs assumed in the Mergers	16,345,396	$52.45	15,976,551	32,321,947
Granted	8,364,587	$59.51	677,914	9,042,501
Forfeited	(373,155)	$52.92	(429)	(373,584)
Vested	(6,072,953)	$48.53	6,072,953	—
Issued	—	—	(7,070,214)	(7,070,214)
Balance at December 31, 2022	18,263,875	$57.18	15,656,775	33,920,650

Restricted Stock Awards

During the years ended December 31, 2022, 2021 and 2020, the Company awarded 0.5 million, 1.2 million and 0.6 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $36 million, $152 million and $31 million, respectively. Additionally, 0.5 million transfer-restricted shares were granted as fully vested restricted stock awards during 2022 in an exchange for unvested performance fee rights that related to the AAM Co-Presidents’ one-time RSUs that were awarded in 2021.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $56 million, $30 million and $26 million, respectively. As of December 31, 2022, there was $52 million of total unrecognized equity-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average term of 1.2 years.

The following table summarizes the restricted stock award activity:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Shares of Restricted Stock Outstanding
Balance at January 1, 2022	1,470,001	$63.73	1,037,738	2,507,739
Granted	546,766	62.83	474,922	1,021,688
Forfeited	(12,883)	66.97	—	(12,883)
Vested	(845,174)	60.04	845,174	—
Issued [1]	—	65.62	(1,882,912)	(1,882,912)
Balance at December 31, 2022	1,158,710	$65.96	474,922	1,633,632
[1] Refers to issued shares that became freely transferable in 2022.

15. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the years ended December 31, 2022, 2021 and 2020, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

The table below outlines the share activity for the years ended December 31, 2022, 2021 and 2020.

	Years ended December 31,
	2022	2021	2020
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	6,663,694	5,399,054	4,897,743
Shares issued to Apollo Opportunity Foundation[2]	1,724,137	—	—
Reduction of shares of common stock issued[3]	(2,896,130)	(2,368,832)	(2,082,934)
Shares of common stock purchased related to share issuances and forfeitures[4]	(219,960)	(275,655)	581,828
Issuance of shares of common stock for equity-based awards	5,271,741	2,754,567	3,396,637

[1] The gross value of shares issued was $420 million, $316 million and $227 million for the years ended December 31, 2022, 2021 and 2020, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Shares issued to Apollo Opportunity Foundation in connection with an irrevocable pledge to contribute 1.7 million shares of common stock. The gross value of shares issued for the year ended December 31, 2022 totaled $103 million.

[3] Cash paid for tax liabilities associated with net share settlement was $185 million, $141 million and $97 million for the years ended December 31, 2022, 2021 and 2020, respectively.
[4] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the years ended December 31, 2022, 2021 and 2020, Apollo issued 546,766, 1,188,207 and 636,425 of such restricted shares and 219,960, 275,655 and 168,591 of such RSUs under the Equity Plan, respectively, and repurchased 766,726, 1,463,862 and 19,549 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 12,883, 0 and 54,597 restricted shares forfeited during the years ended December 31, 2022, 2021 and 2020.

During the years ended December 31, 2022, 2021 and 2020, 9,974,909, 3,370,851 and 2,735,546 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, and such shares were subsequently canceled by the Company. The Company paid $588 million, $208 million and $91 million for these open market share repurchases during the years ended December 31, 2022, 2021 and 2020, respectively.

Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data). Certain subsidiaries of the Company may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement.

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions	Distribution Equivalents on Participating Securities
January 30, 2020	$0.89	February 28, 2020	$206	$156	$361	$7
N/A	—	April 15, 2020	—	43	43	—
May 1, 2020	0.42	May 29, 2020	96	86	182	4
July 30, 2020	0.49	August 31, 2020	112	100	212	4
October 29, 2020	0.51	November 30, 2020	117	104	221	4
Year ended December 31, 2020	$2.31		$531	$489	$1,019	$19
February 3, 2021	$0.60	February 26, 2021	$139	$121	$260	$5
N/A	—	April 14, 2021	—	42	42	—

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions	Distribution Equivalents on Participating Securities
May 4, 2021	0.50	May 28, 2021	116	101	217	4
N/A	—	June 15, 2021	—	20	20	—
August 4, 2021	0.50	August 31, 2021	122	94	216	4
N/A	—	September 15, 2021	—	24	24	—
November 2, 2021	0.50	November 30, 2021	124	93	217	4
N/A	—	December 15, 2021	—	23	23	—
Year ended December 31, 2021	$2.10		$501	$518	$1,019	$17
February 11, 2022	$0.40	February 28, 2022	$229	$—	$229	$12
May 5, 2022	0.40	May 31, 2022	229	—	229	12
August 4, 2022	0.40	August 31, 2022	229	—	229	11
November 2, 2022	0.40	November 30, 2022	229	—	229	11
Year ended December 31, 2022	$1.60		$916	$—	$916	$46

Accumulated Other Comprehensive Income (Loss)

The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$(1)	$—	$—	$(1)	$(3)	$(5)
Other comprehensive income (loss) before reclassifications	(17,931)	(463)	704	71	(46)	(17,665)
Less: Reclassification adjustments for gains (losses) realized[1]	(218)	(18)	5	67	—	(164)
Less: Income tax expense (benefit)	(3,154)	(86)	147	12	(2)	(3,083)
Less: Other comprehensive loss attributable to non-controlling interests	(1,992)	(25)	1	(57)	(24)	(2,097)
Balance at December 31, 2022	$(12,568)	$(334)	$551	$48	$(23)	$(12,326)

[1] Recognized in investment related gains (losses) on the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
16. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Years ended December 31,
(In millions, except share and per share amounts)	2022	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$(3,213)	$1,802	$120
Dividends declared on common stock[1]	(916)	(501)	(531)
Dividends on participating securities[2]	(46)	(17)	(19)
Earnings allocable to participating securities[3]	—	(55)	—
Undistributed income (loss) attributable to common stockholders: Basic	(4,175)	1,229	(430)
Denominator:
Weighted average number of shares of common stock outstanding: Basic and Diluted	584,691,775	236,567,691	227,530,600
Net income (loss) per share of common stock: Basic and Diluted[4]
Distributed income	$1.60	$2.10	$2.31
Undistributed income (loss)	(7.17)	5.22	(1.87)
Net income (loss) per share of common stock: Basic and Diluted	$(5.57)	$7.32	$0.44

[1] See note 15 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
3 No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
[4] For the years ended December 31, 2022, 2021 and 2020, all of the classes of securities were determined to be anti-dilutive.

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

Prior to December 31, 2021, AAM had one Class B share outstanding, which was held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share was reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, subject to the terms of AAM’s certificate of incorporation. The Class B share had no net income (loss) per share as it did not participate in Apollo’s earnings (losses) or dividends. The Class B share had no dividend rights and only a de minimis liquidation right. The Class B share represented 0.0% and 47.2% of the total voting power of the Class A shares and Class B share with respect to the limited matters upon which they were entitled to vote together as a single class pursuant to AAM’s governing documents as of December 31, 2021 and 2020, respectively. On December 31, 2021, the Class B share was exchanged for 10 Class A shares, which were subsequently exchanged into 10 shares of AGM common stock in the Mergers on January 1, 2022.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
The following table summarizes the anti-dilutive securities:

	Years ended December 31,
	2022	2021	2020
Weighted average vested RSUs	—	1,725,294	479,603
Weighted average unvested RSUs	13,664,334	7,783,549	7,882,039
Weighted average unexercised options	2,422,343	—	—
Weighted average AOG Units outstanding	—	166,601,194	175,303,111
Weighted average unvested restricted shares	2,114,622	927,991	1,129,452

17. Related Parties
Asset Management

Due from/ to related parties

Due from/ to related parties includes:
•unpaid management fees, transaction and advisory fees and reimbursable expenses from the funds Apollo manages and their portfolio companies;
•reimbursable payments for certain operating costs incurred by these funds as well as their related parties; and
•other related party amounts arising from transactions, including loans to employees and periodic sales of ownership interests in funds managed by Apollo.

Due from related parties and Due to related parties consisted of the following as of December 31, 2022 and December 31, 2021:

(In millions)	December 31, 2022	December 31, 2021
Due from Related Parties:
Due from funds[1]	$269	$316
Due from portfolio companies	106	67
Due from employees and former employees	90	107
Total Due from Related Parties	$465	$490
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners[2]	$874	$1,118
Due to funds	124	104
Total Due to Related Parties	$998	$1,222
[1] Includes $43 million and $48 million as of December 31, 2022 and December 31, 2021, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes $351 million and $570 million as of December 31, 2022 and December 31, 2021, respectively, related to the AOG Unit Payment, payable in equal installments through December 31, 2024.

Tax Receivable Agreement

Prior to the consummation of the Mergers, each of the Former Managing Partners and Contributing Partners had the right to exchange vested AOG Units for Class A shares, subject to certain restrictions. All Apollo Operating Group entities have made, or will make, an election under Section 754 of the U.S. Internal Revenue Code, which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group entities at the time an exchange was made. The election results in an increase to the tax basis of underlying assets which will reduce the amount of gain and associated tax that AGM and its subsidiaries will otherwise be required to pay in the future.

The tax receivable agreement provides for payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash tax savings, if any, in U.S. federal, state, local and foreign income taxes the Company realizes as a result of the increases in tax basis of assets resulting from transactions and other exchanges of AOG Units for Class A shares that have occurred in prior years. AGM and its subsidiaries retain the benefit from the remaining 15% of actual cash tax savings. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

Following the closing of the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the tax receivable agreement during the year ended December 31, 2022.

As a result of the exchanges of AOG Units for Class A shares during the year ended December 31, 2021, a $288 million liability was recorded to estimate the amount of the future expected payments to be made by AGM and its subsidiaries to the Former Managing Partners and Contributing Partners pursuant to the tax receivable agreement.

In April 2022, Apollo made a $51 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2021 tax year. There was no pro rata distribution made with respect to the April 2022 payment as the Former Managing Partners and Contributing Partners ceased to be partners in the Apollo Operating Group. In April 2021, Apollo made a $40 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2020 tax year. In connection with the April 2021 payment, the Company made a corresponding pro rata distribution of $35 million ($0.15 per AOG Unit) to the non-controlling interest holders in the Apollo Operating Group.

During the years ended December 31, 2022, 2021 and 2020, the Company remeasured the tax receivable agreement liability and recorded other income (loss), net of $(26) million, $10 million, and $12 million respectively, in the consolidated statements of operations. The remeasurement of the tax receivable agreement liability primarily relates to changes in estimated state and local tax rates and certain steps related to the Mergers.

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

As of December 31, 2022, the outstanding payable amount due to Former Managing Partners and Contributing Partners was $351 million, which is payable in equal installments through December 31, 2024.

Due from Employees and Former Employees

As of December 31, 2022 and December 31, 2021, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of December 31, 2022 and December 31, 2021, the balance includes interest-bearing employee loans receivable of $9 million and $18 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $72 million and $65 million at December 31, 2022 and December 31, 2021, respectively.

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

Apollo recorded an indemnification liability of $13 million and $13 million as of December 31, 2022 and December 31, 2021, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

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
Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $107 million and $81 million as of December 31, 2022 and December 31, 2021.

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). Apollo had equity commitments outstanding to Athora of up to $343 million as of December 31, 2022, subject to certain conditions.

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

See “—Athora” in the Retirement Services section below for further details on Athene’s relationship with Athora.

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of December 31, 2022. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of December 31, 2022.

Investment in SPACs

In October 2020, APSG I, a SPAC sponsored by Apollo, completed an initial public offering, ultimately raising total gross proceeds of $817 million. APSG Sponsor, L.P., a subsidiary of Apollo, held Class B ordinary shares of APSG I, and consolidated it as a VIE. In May 2022, APSG I completed a business combination with American Express Global Business Travel. As a result of the business combination, Apollo no longer consolidates APSG I as a VIE. The deconsolidation resulted in an unrealized gain of $162 million, which includes $82 million of unrealized gains related to previously held Class B ordinary shares, which converted to Class A shares of the newly merged entity (“GBTG”), presented in net gains from investment activities within Other income (loss) - Asset Management in the consolidated statements of operations. Apollo continues to hold a non-controlling interest in GBTG at fair value, elected under the fair value option, which is primarily presented within Investments (Asset Management) in the consolidated statements of financial condition.

On February 12, 2021, APSG II, a SPAC sponsored by Apollo, completed an initial public offering, raising total gross proceeds of $690 million. APSG Sponsor II, L.P., a subsidiary of Apollo, holds Class B ordinary shares of APSG II, and consolidates

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
APSG II as a VIE. In December 2022, APSG II entered into a non-binding letter of intent regarding a potential initial business combination and now has until May 12, 2023 to complete its initial business combination.

On July 13, 2021, Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a SPAC sponsored by Apollo, completed an initial public offering, ultimately raising total gross proceeds of $345 million. Acropolis Infrastructure Acquisition Sponsor, L.P., a subsidiary of Apollo, holds Class B common stock of Acropolis, and consolidates Acropolis as a VIE.

As described in note 2, the Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. Through its interests in the respective sponsors, the Company has the primary beneficiary power to direct the activities that most significantly impact the economic performance of these SPACs. In addition, the Company’s combined interests in these VIEs are significant. Assets and liabilities of the consolidated SPACs are shown within the respective line items of the consolidated financial statements, as outlined below.

The tables below present the financial information of these SPACs in aggregate:

(In millions)	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$—	$2
Restricted cash and cash equivalents	1,046	690
U.S. Treasury securities, at fair value	—	1,162
Other assets	2	3
Total Assets	$1,048	$1,857
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$3	$2
Due to related parties	8	20
Other liabilities	43	144
Total Liabilities	54	166
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,017	1,762
Stockholders’ Equity (Deficit):
Additional paid in capital	(72)	(98)
Retained earnings	49	27
Total Stockholders’ Equity (Deficit)	(23)	(71)
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$1,048	$1,857

	Years ended December 31,
(In millions)	2022	2021	2020
Expenses:
General, administrative and other	$8	$19	$1
Total Expenses	8	19	1
Other Income (Loss):
Net gains (losses) from investment activities	20	3	—
Interest income	13	1	—
Other income (loss), net	—	(1)	—
Total Other Income (Loss)	33	3	—
Income (loss) before income tax provision	25	(16)	(1)
Income tax provision	(1)	—	—
Net Income (Loss) Attributable to Apollo Global Management, Inc.	24	(16)	(1)

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Retirement Services

AAA

During 2022, Athene contributed $8.0 billion of certain of its alternative investments to AAA in exchange for limited partnership interests in AAA. Athene consolidates AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which Athene and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, the Company believes AAA enhances its ability to increase alternative assets under management by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022.

Wheels Donlen

Athene has a limited partnership investment in Athene Freedom Parent, LP (“Athene Freedom”), for which Apollo is the general partner, and which Athene contributed to AAA during the second quarter of 2022. Athene Freedom indirectly invests in both Wheels, Inc. (“Wheels”) and Donlen, LLC (“Donlen”). During the year ended December 31, 2022, Athene Freedom also invested in LeasePlan USA, Inc. (“LeasePlan). As of December 31, 2022, Athene owns $1,024 million ABS and corporate debt securities issued by Wheels, Donlen and LeasePlan, which are held as investments in related parties on the consolidated statements of financial condition.

Athora

Athene has a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2022, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

(In millions)	December 31, 2022
Investment fund	$959
Non-redeemable preferred equity securities	273
Total investment in Athora	$1,232

Additionally, as of December 31, 2022, Athene had $59 million of funding agreements outstanding to Athora. Athene also has commitments to make additional investments in Athora of $551 million as of December 31, 2022.

Catalina

Athene has an investment in Apollo Rose II (B) (“Apollo Rose”) which Athene consolidates as a VIE. Apollo Rose holds equity interests in Catalina Holdings (Bermuda) Ltd. (“Catalina”). During the fourth quarter of 2022, Athene entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., which is a subsidiary of Catalina, to cede certain inforce funding agreements. Athene elected the fair value option on this agreement and recognized a $142 million liability as of December 31, 2022, which is included in other liabilities on the consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

Venerable

Athene has coinsurance and modco agreements with Venerable Insurance and Annuity Company (“VIAC”). VIAC is a related party due to Athene’s minority equity investment in its holding company’s parent, VA Capital Company LLC (“VA Capital”), which was $240 million as of December 31, 2022. The minority equity investment in VA Capital is included in investments in related parties on the consolidated statements of financial condition and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC. Additionally, Athene has term loans receivable from Venerable due in 2033, which is included in investments in related parties on the consolidated statements of financial condition. The loans are held at fair value and were $303 million as of December 31, 2022. While management viewed the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the term loans to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

PK AirFinance

Athene has investments in PK AirFinance (“PK Air”), an aviation lending business with a portfolio of loans (“Aviation Loans”). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (“SPV”) for which Apollo acts as ABS manager (“ABS-SPV”). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. Athene has purchased both senior and subordinated notes of PK Air, which are included in investments in related parties on the consolidated statements of financial condition. During the first quarter of 2022, Athene contributed its investment in the subordinated notes to PK Air Holdings, LP, and then contributed PK Air Holdings, LP to AAA during the second quarter of 2022. As of December 31, 2022, Athene holds $1.2 billion of PK Air senior notes and has commitments to make additional investments in PK Air of $1.2 billion.

Apollo/Athene Dedicated Investment Program (“ADIP”)

Athene’s subsidiary, Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, “ACRA”) is partially owned by ADIP, a series of funds managed by Apollo. Athene’s subsidiary, ALRe, currently holds 36.55% of the economic interests in ACRA and all of ACRA’s voting interests, with ADIP holding the remaining 63.45% of the economic interests. During the year ended December 31, 2022, Athene received capital contributions of $1,047 million from ADIP and paid dividends of $63 million to ADIP.

18. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $0.6 billion as of December 31, 2022 related to the funds it manages. Separately, Athene had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $17.8 billion as of December 31, 2022. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2022 and that could be reversed approximates $4.6 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of December 31, 2022, there were no open underwriting commitments.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of December 31, 2022, the Apollo Capital Markets Partnership had funded commitments of $518 million, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation liability was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $55 million and $126 million as of December 31, 2022 and December 31, 2021, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense in the consolidated statements of operations.

In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay its former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. This obligation was determined based on the present value of estimated future performance relative to such thresholds and is recorded in other liabilities. The fair value of the contingent obligation liabilities were approximately $31 million and $36 million as of December 31, 2022 and the date of acquisition, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the respective thresholds are met such that the contingencies are satisfied. The changes in the fair value of the Griffin Capital contingent consideration obligation are reflected in other income (loss) in the consolidated statements of income.

Funding Agreements

Athene is a member of the FHLB and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2022, Athene had $3.7 billion of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
Athene has a FABN program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of December 31, 2022, Athene had $21.0 billion of board-authorized FABN funding agreements outstanding. Athene had $13.5 billion of board-authorized FABN capacity remaining as of December 31, 2022.

Athene established a secured funding agreement backed repurchase agreement (“FABR”) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special purpose entity to purchase funding agreements from Athene. As of December 31, 2022, Athene had $3.0 billion of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s total restricted assets included on the consolidated statements of financial condition are as follows:

(In millions)	December 31, 2022
AFS securities	$15,366
Trading securities	55
Equity securities	38
Mortgage loans	8,849
Investment funds	103
Derivative assets	65
Short-term investments	120
Other investments	170
Restricted cash and cash equivalents	628
Total restricted assets	$25,394

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.4 billion as of December 31, 2022. These letters of credit were issued for Athene’s reinsurance program and have expirations through July 28, 2025.

Atlas

On February 8, 2023 and February 23, 2023, the Company and CS undertook the first two closes of their previously announced transaction whereby Atlas acquired certain assets of the CS Securitized Products Group. A subsidiary of the Company has issued an assurance letter to CS to guarantee the full five year deferred purchase obligation of Atlas in the amount of $3.3 billion. The fair value of the liability related to AGM’s guarantee is not material to the Company’s consolidated financial statements.

Litigation and Regulatory Matters

The Company is party to various legal actions arising from time to time in the ordinary course of business, including claims and lawsuits, arbitrations, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding the Company’s business.

In 2000 and 2001, two insurance companies which were subsequently merged into AAIA, a wholly owned subsidiary of Athene, purchased broad based variable corporate-owned life insurance (“COLI”) policies from American General Life Insurance Company (“American General”). In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (“ZC Trust”) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, AAIA filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over AAIA’s claims and directed AAIA to either amend our complaint or transfer the matter to Delaware Superior Court. The matter was transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December 18, 2019. The Superior Court issued an opinion on May 18, 2020 in which it granted in part and denied in part defendants’ motion. The Superior Court denied defendants’ motion with respect to the issue that negatively impacts the crediting rate for one of the COLI policies, which issue proceeded to discovery. The Superior Court granted defendants’ motion and dismissed without prejudice on ripeness grounds claims related to the exit and surrender protocols set forth in the policies, and dismissed defendant ZC Resource LLC. If the supplement were to have been deemed effective, the purported changes to the policies could have impaired AAIA’s ability to access the value of guarantees associated with the policies. The parties engaged in discovery as well as discussions concerning whether the matter could be resolved without further litigation and, at the request of the parties, on August 11, 2021, the court entered an Amended Scheduling Order setting the trial date for June 2023. On December 27, 2021, the parties agreed in principle to a settlement, pursuant to which AAIA will be able to surrender the policies at any time and receive proceeds within six months. During the year ended December 31, 2021, Athene recorded an impairment of the COLI asset of $53 million, and an adjustment to deferred tax liabilities of $47 million, to reflect the terms of the settlement. The Superior Court formally dismissed the matter on December 28, 2022. Athene surrendered the policies effective December 30, 2022.

On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AAM, a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. The complaint was determined by a bankruptcy court to be void ab initio because it asserted claims that were property of CIL’s bankruptcy estate. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act, breach of fiduciary duties, and breach of contract. On December 7, 2018, McEvoy filed his amended complaint in the District Court for the Middle District of Florida. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations. On July 30, 2020, Apollo and CEVA filed a joint motion for summary judgment on statute of limitations grounds. On June 29, 2021, the district court issued a decision denying the defendants’ joint motion for summary judgment on statute of limitations grounds, and set deadlines on July 23, 2021 for the plaintiff to file an amended complaint and August 20, 2021 for defendants to answer or move to dismiss the amended complaint. Plaintiff filed his second amended complaint on July 23, 2021 which added alleged grounds for tolling the statute of limitations. Also on July 23, 2021, the defendants filed a joint motion for reconsideration with respect to aspects of the district court’s June 29, 2021 decision. On March 10, 2022, the court granted defendants’ motion for reconsideration and thereafter entered judgment in defendants’ favor. On April 7, 2022, Plaintiff filed a motion to alter or amend the court’s order of March 10. The defendants, including Apollo, opposed that motion on April 28, 2022. The court denied Plaintiff’s motion on May 26, 2022. Plaintiff has appealed the court’s decisions to the Eleventh Circuit; the appeal is fully briefed and pending as of this date. Apollo believes that Plaintiff’s appeal is without merit. No reasonable estimate of possible loss, if any, can be made at this time.

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

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
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

On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AAM. Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan. Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled. Plaintiff alleges that AAM exercises complete control over CareerBuilder and thus, CareerBuilder acts as AAM’s agent. Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the district court granted the motion to remand. On January 11, 2021, the district court ordered the clerk of court to take the necessary steps to transfer the case back to Illinois Circuit Court, Cook County. On March 8, 2021, Plaintiff filed a motion under 28 U.S.C. § 1447(c) to recover attorneys’ fees of approximately $35,000 for the remand briefing. Defendants filed their opposition on March 31, 2021, and Plaintiff replied on April 14, 2021. Defendants filed motions to dismiss the complaint in the Illinois Circuit Court, Cook County on June 11, which were fully briefed on August 13, 2021. CareerBuilder has also filed a Motion for a Protective Order and to Stay Discovery pending the outcome of the motions to dismiss. On February 7, 2022, the court held a hearing on the motions to dismiss and the request to stay discovery. At the hearing, the court took the motions to dismiss under advisement and granted CareerBuilder’s motion to stay discovery. On March 11, 2022, the parties filed a Notice of Settlement notifying the court that the parties have reached an agreement to resolve the case in full, and the court approved the settlement on November 14, 2022. The settlement required no payment from any Apollo-affiliated defendants.

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

On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserts claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
PlayAGS. The complaint further asserts a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim against PlayAGS and two of the Company's executives to proceed. No reasonable estimate of possible loss, if any, can be made at this time.

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

19. Statutory Requirements

Athene’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda and the U.S. Certain regulations include restrictions that limit the dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. The differences between financial statements prepared for insurance regulatory authorities and U.S. GAAP financial statements vary by jurisdiction.

Bermuda statutory requirements

ALRe, AARe and Athene Co-Invest Reinsurance Affiliate 1A Ltd. (“ACRA 1A”, and together with its subsidiaries, “ACRA”) are each licensed by the Bermuda Monetary Authority (“BMA”) as long-term insurers and are subject to the Insurance Act 1978, as amended (Bermuda Insurance Act) and regulations promulgated thereunder. The BMA implemented the Economic Balance Sheet (EBS) framework into the Bermuda Solvency Capital Requirement (“BSCR”), which was granted equivalence to the European Union’s Directive (2009/138/EC) (“Solvency II”).

Under the Bermuda Insurance Act, long-term insurers are required to maintain minimum statutory capital and surplus to meet the minimum margin of solvency (“MMS”) and minimum economic statutory capital and surplus (EBS capital and surplus) to meet the Enhanced Capital Requirement (“ECR”). For Athene’s Class C reinsurer, ACRA 1A, MMS is equal to the greater of $500,000, 1.5% of the total statutory assets or 25% of ECR. For Athene’s Class E reinsurers, ALRe and AARe, MMS is equal to the greater of $8 million, 2% of the first $500 million of statutory assets plus 1.5% of statutory assets above $500 million or 25% of ECR. For each class, the ECR is calculated based on a risk-based capital model where risk factor charges are applied to the EBS. The ECR is floored at the MMS. As of December 31, 2022, Athene’s Bermuda subsidiaries were in excess of the minimum levels required. For Athene’s Bermuda reinsurance subsidiaries, the ECR is the binding regulatory constraint. The following represents the EBS capital and surplus and BSCR ratios:

	December 31, 2022
(In millions, except percentages)	EBS capital & surplus	BSCR ratio
ALRe	$16,759	256%
AARe	21,876	278%
ACRA 1A	5,993	262%

Under the EBS framework, statutory financial statements are generally equivalent to U.S. GAAP financial statements, with the exception of permitted practices granted by the BMA. Athene’s Bermuda subsidiaries have permission in the statutory financial statements to use amortized cost instead of fair value as the basis for certain investments. Additionally, Athene’s Bermuda subsidiaries use U.S. statutory reserving principles for the calculation of insurance reserves instead of U.S. GAAP, subject to the reserves being proved adequate based on cash flow testing.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
The following represents the effect of the permitted practices to the statutory financial statements:

	December 31, 2022
(In millions)	ALRe	AARe	ACRA 1A
Increase (decrease) to capital and surplus due to permitted practices	$6,029	$19,671	$8,289
Increase (decrease) to statutory net income due to permitted practices	2,605	5,299	5,945

Under the Bermuda Insurance Act, Athene’s Bermuda subsidiaries are prohibited from paying a dividend in an amount exceeding 25% of the prior year’s statutory capital and surplus, unless at least two members of the companies’ respective board of directors and its principal representative in Bermuda sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause the subsidiary to fail to meet its relevant margins. In certain instances, the Bermuda subsidiary would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA, and further subject to meeting the MMS and ECR requirements, a Bermuda subsidiary is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of statutory capital. Distributions in excess of this amount require the approval of the BMA. The following represents the maximum distribution Athene’s Bermuda subsidiaries would be permitted to remit to its parent without the need for prior approval:

(In millions)	December 31, 2022
ALRe	$5,550
AARe	7,050
ACRA 1A	1,912

U.S. Statutory Requirements

Athene’s regulated U.S. subsidiaries and the corresponding insurance regulatory authorities are as follows:

Subsidiary	Regulatory Authority
AADE	Delaware Department of Insurance
AAIA	Iowa Insurance Division
AANY	New York Department of Financial Services
Athene Re USA IV	State of Vermont Department of Financial Regulation
Each entity’s statutory statements are presented on the basis of accounting practices determined by the respective regulatory authority. The regulatory authority recognizes only statutory accounting practices prescribed or permitted by the corresponding state for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under insurance law.

The maximum dividend these subsidiaries can pay to shareholders, without prior approval of the respective state insurance department, is subject to restrictions relating to statutory surplus or net gain from operations. The maximum dividend payment over a twelve-month period may not, without prior approval, be paid from a source other than earned surplus and may not exceed the greater of (1) the prior year’s net gain from operations or (2) 10% of policyholders’ surplus. Based on these restrictions, the maximum dividend AADE could pay to its parent absent regulatory approval was $— million as of December 31, 2022. Any dividends from AHL’s other U.S. statutory entities in excess of the amounts allowed for AADE would not be able to be remitted to its parent without regulatory approval from the Delaware Department of Insurance.

As of December 31, 2022, Athene’s U.S. subsidiaries’ solvency, liquidity and risk-based capital amounts were significantly in excess of the minimum levels required.

In some instances, the states of domicile of U.S. subsidiaries have adopted prescribed accounting practices that differ from the required accounting outlined in NAIC Statutory Accounting Principles (“SAP”). These subsidiaries also have certain accounting practices permitted by the states of domicile that differ from those found in NAIC SAP. These prescribed and permitted practices are described as follows:

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
AAIA

Among the products issued by AAIA are indexed universal life insurance and fixed indexed annuities. These products allow a portion of the premium to earn interest based on certain indices, primarily the S&P 500. Athene purchases call options, futures and variance swaps to hedge the growth in interest credited to the customer as a direct result of increases in the related index. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for certain derivative instruments, such as call options, purchased to hedge the growth in interest credited to the customer on indexed insurance products and (2) to use an indexed annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero. AAIA has elected to apply this option to its over-the-counter call options and reserve liabilities. As a result, AAIA’s statutory surplus increased by $62 million as of December 31, 2022.

Athene Re USA IV

AAIA has ceded the AmerUs Closed Block to Athene Re USA IV on a 100% funds withheld basis. A permitted practice in the State of Vermont allows Athene Re USA IV to include as admitted assets the face amount of all issued and outstanding letters of credit used to fund its reinsurance obligations to AAIA in its statutory financial statements. If Athene Re USA IV had not followed this permitted practice, then it would not have exceeded authorized control level risk-based capital requirements. As of December 31, 2022, Athene Re USA IV included as admitted assets $112 million related to the outstanding letters of credit.

Statutory capital and surplus and net income (loss)

The following table presents, for each of Athene’s primary insurance subsidiaries, the statutory capital and surplus and the statutory net income (loss), based on the most recent statutory financial statements to be filed with insurance regulators:

	December 31, 2022
(In millions)	Statutory capital & surplus	Statutory net income (loss)
ALRe	$13,084	$937
AARe	17,126	1,329
ACRA 1A	5,637	(87)
AADE	2,298	(20)
AAIA	2,067	(238)
AANY	284	(23)

20. Segments

The Company conducts its business through three reportable segments: (i) Asset Management, (ii) Retirement Services and (iii) Principal Investing. Segment information is utilized by the Company’s chief operating decision maker to assess performance and to allocate resources.

The performance is measured by the Company’s chief operating decision maker on an unconsolidated basis because the chief operating decision maker makes operating decisions and assesses the performance of each of the Company’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the affiliated funds.

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

Adjusted Segment Income

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

Adjusted Segment Income, or “ASI”, is the key performance measure used by management in evaluating the performance of the asset management, retirement services, and principal investing segments. Management uses Adjusted Segment Income to make key operating decisions such as the following:
•decisions related to the allocation of resources such as staffing decisions, including hiring and locations for deployment of the new hires;
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
Adjusted Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Adjusted Segment Income is the sum of (i) Fee Related Earnings, (ii) Spread Related Earnings and (iii) Principal Investing Income. Adjusted Segment Income excludes the effects of the consolidation of any of the related funds and SPACs, interest and other financing costs related to AGM not attributable to any specific segment, taxes and related payables, transaction-related charges and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration, and certain other charges associated with acquisitions, and restructuring charges. In addition, Adjusted Segment Income excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements.

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

Fee Related Earnings

Fee Related Earnings (“FRE”) is a component of Adjusted Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) capital solutions and other related fees, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.

Spread Related Earnings

Spread Related Earnings (“SRE”) is a component of Adjusted Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees received on business managed for others, primarily the ADIP portion of Athene’s business ceded to ACRA, less (x) cost of funds, (y) operating expenses excluding

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
equity-based compensation and (z) financing costs, including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.

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

The following presents financial data for the Company’s reportable segments.

	Years ended December 31,
(In millions)	2022	2021	2020
Asset Management
Management fees[1]	$2,134.5	$1,878.2	$1,648.0
Capital solutions fees and other, net	413.5	298.1	251.5
Fee-related performance fees	71.5	56.9	9.8
Fee-related compensation	(753.5)	(653.3)	(532.6)
Other operating expenses	(456.0)	(313.2)	(275.1)
Fee Related Earnings	1,410.0	1,266.7	1,101.6

Retirement Services
Fixed income and other investment income, net	5,705.8	—	—
Alternative investment income, net	1,205.6	—	—
Strategic capital management fees	53.0	—	—
Cost of funds	(3,897.0)	—	—
Other operating expenses	(461.7)	—	—
Interest and other financing costs	(278.9)	—	—
Spread Related Earnings	2,326.8	—	—

Principal Investing
Realized performance fees	595.3	1,589.1	280.9
Realized investment income	330.1	437.3	29.3
Principal investing compensation	(585.1)	(876.4)	(222.4)
Other operating expenses	(55.8)	(42.4)	(52.6)
Principal Investing Income	284.5	1,107.6	35.2

Adjusted Segment Income	$4,021.3	$2,374.3	$1,136.8

Segment Assets:
Asset Management	$1,918
Retirement Services	242,599
Principal Investing	8,099
Total Assets[2]	$252,616

[1] Includes intersegment management fees from Retirement Services of $764 million for the year ended December 31, 2022.
[2] Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements
The following reconciles total consolidated revenues to total asset management fee related revenues:

	Years ended December 31,
(In millions)	2022	2021	2020
Total Consolidated Revenues	$10,968	$5,951	$2,354
Retirement services GAAP revenue	(8,199)	—	—
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	(182)	(137)	(118)
Adjustments related to consolidated funds and VIEs[1]	74	146	78
Performance fees	(598)	(3,055)	(316)
Principal investment income	(207)	(672)	(89)
Retirement services management fees	764	—	—
Total Asset Management Fee Related Revenues	$2,620	$2,233	$1,909

[1] Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following presents the reconciliation of income before income tax provision reported in the consolidated statements of operations to Adjusted Segment Income:

	Years ended December 31,
(In millions)	2022	2021	2020
Income (loss) before income tax provision (benefit)	$(5,815)	$4,861	$553
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	276	146	129
Equity-based compensation	185	80	68
Preferred dividends	—	(37)	(37)
Transaction-related charges[2]	(42)	35	39
Merger-related transaction and integration costs[3]	70	67	—
Changes associated with corporate conversion	—	—	4
(Gains) losses from change in tax receivable agreement liability	26	(10)	(12)
Net (income) loss attributable to non-controlling interests in consolidated entities	1,486	(418)	(118)
Unrealized performance fees	(2)	(1,465)	(35)
Unrealized profit sharing expense	20	649	33
One-time equity-based compensation and other charges[5]	—	949	—
HoldCo interest and other financing costs[4]	122	170	154
Unrealized principal investment income (loss)	176	(222)	(62)
Unrealized net (gains) losses from investment activities and other	(148)	(2,431)	421
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	7,024	—	—
Non-operating change in insurance liabilities and related derivatives, net of offsets	454	—	—
Integration, restructuring and other non-operating expenses	133	—	—
Equity-based compensation	56	—	—
Adjusted Segment Income	$4,021	$2,374	$1,137

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
[5] Includes one-time equity-based compensation expense and associated taxes related to the Company’s compensation reset.

APOLLO GLOBAL MANAGEMENT, INC.
Notes to Consolidated Financial Statements

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	December 31, 2022	December 31, 2021
Total reportable segment assets	$252,616	$13,573
Adjustments[1]	6,717	16,929
Total assets	$259,333	$30,502

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

21. Subsequent Events

Dividends

On February 9, 2023, the Company declared a cash dividend of $0.40 per share of common stock, which will be paid on February 28, 2023 to holders of record at the close of business on February 21, 2023.

Share repurchase program reallocation

On February 21, 2023, the AGM board of directors approved a reallocation of the Company’s share repurchase program, pursuant to which, the Company is authorized to repurchase (i) up to an aggregate of $1.0 billion of shares of its common stock in order to opportunistically reduce its share count, a decrease of $0.5 billion of shares from the previously authorized amount and (ii) up to an aggregate of $1.5 billion of shares of its common stock in order to offset the dilutive impact of share issuances under its equity incentive plans, an increase of $0.5 billion of shares from the previously authorized amount. See note 15 for further details on the Company’s share repurchase program.

ITEM 8A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$1,201	$—	$—	$1,201
Restricted cash and cash equivalents	2	1,046	—	1,048
Investments	5,713	—	(131)	5,582
Assets of consolidated variable interest entities
Cash and cash equivalents	—	110	—	110
Investments	—	2,371	(2)	2,369
Other assets	—	88	(58)	30
Due from related parties	504	1	(40)	465
Goodwill	264	—	—	264
Other assets	2,321	12	—	2,333
	10,005	3,628	(231)	13,402
Retirement Services
Cash and cash equivalents	7,779	—	—	7,779
Restricted cash and cash equivalents	628	—	—	628
Investments	172,488	—	—	172,488
Investments in related parties	35,286	—	(11,326)	23,960
Assets of consolidated variable interest entities
Cash and cash equivalents	—	362	—	362
Investments	1,492	14,207	—	15,699
Other assets	8	104	—	112
Reinsurance recoverable	4,367	—	—	4,367
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,576	—	—	5,576
Goodwill	4,058	—	—	4,058
Other assets	10,917	—	(15)	10,902
	242,599	14,673	(11,341)	245,931
Total Assets	$252,604	$18,301	$(11,572)	$259,333

				(Continued)

	December 31, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$2,915	$61	$(1)	$2,975
Due to related parties	1,056	8	(66)	998
Debt	2,814	—	—	2,814
Liabilities of consolidated variable interest entities
Notes payable	—	50	—	50
Other liabilities	—	1,899	—	1,899
	6,785	2,018	(67)	8,736
Retirement Services
Interest sensitive contract liabilities	173,653	—	—	173,653
Future policy benefits	55,328	—	—	55,328
Debt	3,658	—	—	3,658
Payables for collateral on derivatives and securities to repurchase	6,707	—	—	6,707
Other liabilities	3,213	—	—	3,213
Liabilities of consolidated variable interest entities
Other liabilities	124	691	(6)	809
	242,683	691	(6)	243,368
Total Liabilities	249,468	2,709	(73)	252,104
Commitments and Contingencies (note 18)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,027	5	1,032
Equity
Additional paid in capital	15,040	(72)	14	14,982
Retained earnings (accumulated deficit)	(2,254)	11,734	(11,739)	(2,259)
Accumulated other comprehensive income (loss)	(12,327)	(34)	35	(12,326)
Total AGM Stockholders’ Equity	459	11,628	(11,690)	397
Non-controlling interests	2,677	2,937	186	5,800
Total Equity	3,136	14,565	(11,504)	6,197
Total Liabilities, Redeemable non-controlling interests and Equity	$252,604	$18,301	$(11,572)	$259,333

				(Concluded)

	December 31, 2021
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Cash and cash equivalents	$915	$2	$—	$917
Restricted cash and cash equivalents	18	690	—	708
Investments	10,474	1,162	(282)	11,354
Assets of consolidated variable interest entities
Cash and cash equivalents	—	463	—	463
Investments	—	15,133	(396)	14,737
Other assets	—	253	(1)	252
Due from related parties	587	(9)	(88)	490
Goodwill	117	—	—	117
Other assets	1,462	3	(1)	1,464
Total Assets	$13,573	$17,697	$(768)	$30,502

Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Accounts payable, accrued expenses, and other liabilities	$2,731	$146	$(30)	$2,847
Due to related parties	1,231	10	(19)	1,222
Debt	3,134	—	—	3,134
Liabilities of consolidated variable interest entities
Debt, at fair value	—	8,068	(125)	7,943
Notes payable	—	2,714	(103)	2,611
Other liabilities	—	867	(86)	781
Total Liabilities	7,096	11,805	(363)	18,538
Commitments and Contingencies (note 18)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,762	8	1,770
Equity
Series A Preferred Stock	264	—	—	264
Series B Preferred Stock	290	—	—	290
Additional paid in capital	2,166	(98)	28	2,096
Retained earnings	1,165	433	(454)	1,144
Accumulated other comprehensive income (loss)	(5)	(13)	13	(5)
Total AGM Stockholders’ Equity	3,880	322	(413)	3,789
Non-controlling interests	2,597	3,808	—	6,405
Total Equity	6,477	4,130	(413)	10,194
Total Liabilities, Redeemable non-controlling interests and Equity	$13,573	$17,697	$(768)	$30,502

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Management of Apollo is responsible for establishing and maintaining adequate internal control over financial reporting. Apollo’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Apollo’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Apollo’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2022 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Apollo’s financial statements included in this annual report on Form 10-K and issued its report on the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2022, which is included herein.

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table presents certain information concerning our board of directors and executive officers. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Marc Rowan	60	Chief Executive Officer and Director
James Belardi	65	Chief Executive Officer of AHL and Director
Scott Kleinman	50	Co-President of AAM and Director
James Zelter	60	Co-President of AAM and Director
Walter (Jay) Clayton	56	Non-Executive Chair and Director
Marc Beilinson	64	Director
Jessica Bibliowicz	63	Director
Michael Ducey	74	Director
Richard Emerson	61	Director
Kerry Murphy Healey	62	Director
Mitra Hormozi	53	Director
Pamela Joyner	64	Director
A.B. Krongard	86	Director
Pauline Richards	74	Director
David Simon	61	Director
Lynn Swann	70	Director
Patrick Toomey	61	Director Appointee*
Martin Kelly	55	Chief Financial Officer
John Suydam	63	Chief Legal Officer
*On February 21, 2022, the AGM board of directors appointed Senator Patrick Toomey to the AGM board of directors, effective March 15, 2023.

The following are brief biographies describing the backgrounds of our directors and executive officers.

Marc Rowan is the Chief Executive Officer of AGM, a member of AGM’s board of directors, and a member of the executive committee of AGM’s board of directors. He was elected to the AGM board of directors in January 2022. Mr. Rowan currently serves on the boards of directors of, inter alia, AHL and Athora Holding, and is a member of AHL’s executive committee. Mr. Rowan co-founded Apollo in 1990. Mr. Rowan is Chair of the Board of Advisors of The Wharton School and a member of the University of Pennsylvania’s Board of Trustees. He has previously served on the boards of directors of numerous entities affiliated with Apollo, portfolio companies held by Apollo-managed funds, and other entities. In addition, he is involved in public policy and is an initial funder and contributor to the development of the Penn Wharton Budget Model, a nonpartisan research initiative which provides analysis of public policy’s fiscal impact. An active philanthropist, Mr. Rowan is a founding member and Chair of the Youth Renewal Fund and Vice Chair of Darca, Israel’s top educational network operating 40 schools with over 22,000 students throughout Israel’s most diverse and underserved communities. Mr. Rowan also serves on the board of directors of, inter alia, OpenDor Media, a digital media company centered on engaging Jewish and Israeli content. He is an Executive Committee member of the Civil Society Fellowship, a partnership of ADL and the Aspen Institute, designed to empower the next generation of community leaders and problem solvers from across the political spectrum. He also serves on the boards of, inter alia, several technology-oriented venture companies. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. and an M.B.A. in Finance. Mr. Rowan has significant experience making and managing investments, particularly financial services investing, on behalf of Apollo and has over 36 years’ experience financing, analyzing and investing in public and private companies. Mr. Rowan’s extensive financial background and expertise in private equity investments enhance the breadth of experience of AGM’s board of directors.

James Belardi is a member of AGM’s board of directors and a member of the executive committee of AGM’s board of directors. He was elected to the AGM board of directors in January 2022. Mr. Belardi is co-founder of AHL, and has served as AHL’s Chairman, Chief Executive Officer and Chief Investment Officer since May 2009. In addition, Mr. Belardi is the founder, Chairman and Chief Executive Officer of ISG, AHL’s investment manager. He is a member of AHL’s executive committee and ISG’s executive committee. Mr. Belardi is responsible for AHL’s overall strategic direction and management and the day-to-day management of its investment portfolio. Prior to founding AHL and ISG, Mr. Belardi was President of SunAmerica Life Insurance Company and was also Executive Vice President and Chief Investment Officer of AIG Retirement Services, Inc., where he had responsibility for an invested-asset portfolio of $250 billion. He currently serves on the board of directors of ISG, Paulist Productions, where he chairs the investment committee, and Southern California Aquatics. Mr. Belardi swam in the 1976 and 1980 Olympic Swimming Trials and is a nine-time Masters Swimming World Record Holder. Mr. Belardi has a B.A. in economics from Stanford University and an M.B.A. from the University of California, Los Angeles. Mr. Belardi’s demonstrated track record in and deep knowledge of the financial services business, including having founded both AHL and ISG, and his extensive experience in the insurance industry provides immense value to AGM’s and AHL’s board of directors.

Scott Kleinman is a member of AGM’s board of directors and a member of the executive committee of AGM’s board of directors. He was elected to the AGM board of directors in January 2022. Mr. Kleinman also serves as Co-Chair of the AAM Board of Directors. Mr. Kleinman joined the AAM board of directors effective March 2021, and he became Co-Chair in January 2022. Mr. Kleinman also serves on the AHL board of directors, which he joined in December 2018. Mr. Kleinman is Co-President of AAM, co-leading AAM’s day-to-day operations, including all of AAM’s revenue-generating businesses and enterprise solutions across its integrated alternative investment platform. Mr. Kleinman joined Apollo six years after its inception in 1996, and he was named Lead Partner for Private Equity in 2009 prior to being named Co-President in 2018. Prior to joining Apollo, Mr. Kleinman was a member of the Investment Banking division at Smith Barney Inc. Mr. Kleinman also currently serves on the board of directors of Athora Holding, Ltd. and Apollo Strategic Growth Capital II and previously served on the board of directors of Apollo Strategic Growth Capital. In 2014, Mr. Kleinman founded the Kleinman Center for Energy Policy at the University of Pennsylvania. He is a member of the Board of Advisors at the University of Pennsylvania Stuart Weitzman School of Design. He is also a member of the Board of Advisors of Nature Conservancy New York as well as the Board of Directors of White Plains Hospital, where he co-chaired the COVID-19 Relief Campaign. Mr. Kleinman received a B.A. and B.S. from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa. Mr. Kleinman’s extensive knowledge of Apollo’s business and expertise in private equity investments enhance the breadth of experience of AGM’s and AAM’s boards of directors.

James Zelter is a member of AGM’s board of directors and a member of the executive committee of AGM’s board of directors. He was elected to the AGM board of directors in January 2022. Mr. Zelter also serves as Co-Chair of AAM’s board of directors. Mr. Zelter joined the AAM board of directors effective March 2021, and he became Co-Chair in January 2022. Mr. Zelter is Co-President of AAM, co-leading AAM’s day-to-day operations, including all of AAM’s revenue-generating businesses and enterprise solutions across its integrated alternative investment platform. Mr. Zelter joined Apollo in 2006, and served as the Chief Investment Officer of Apollo’s credit business from 2006 and became Co-President in January 2018. Since 2006, Mr. Zelter has also served in several senior roles at MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation), a publicly traded vehicle managed by Apollo, and served as a director on its board of directors from 2006 to 2020. Prior to joining Apollo, Mr. Zelter was with Citigroup Inc. and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for Citigroup’s Global High Yield franchise. Prior to joining Citigroup in 1994, Mr. Zelter was a High Yield Trader at Goldman, Sachs & Co. Mr. Zelter has significant experience in global credit markets and has overseen the broad expansion of Apollo’s credit platform. He is a member of the Duke University Board of Trustees and a board member of DUMAC, Inc., the investment management company that oversees the Duke University endowment. Mr. Zelter also serves on the board of directors of the Robert Toigo Foundation, the Partnership for New York City, and The Bridge Golf Foundation, as well as the Board of Fellows of Weill Cornell Medicine. Mr. Zelter has a B.A. in Economics from Duke University. Mr. Zelter’s extensive knowledge of Apollo’s business and expertise in credit investments enhances the breadth of experience of AGM’s and AAM’s boards of directors.

Jay Clayton (Walter J. Clayton III) is non-executive Chair, Chair of the executive committee and a member of the nominating and corporate governance committee of AGM’s Board of Directors. He was elected to the AGM board of directors in January 2022. Mr. Clayton previously served as non-executive Chair of the board of directors of AAM, from March 21, 2021 through December 2021, and, prior to that time, served as Lead Independent Director of the board of directors of AAM effective March 1, 2021. Mr. Clayton served as Chair of the SEC from May 2017 through December 2020. In addition to chairing the SEC, he was a member of the President’s Working Group on Financial Markets, the Financial Stability Oversight Council and the

Financial Stability Board. Mr. Clayton also participated on the Board of the International Organization of Securities Commissions. In addition to financial stability matters, Mr. Clayton’s participation in these domestic and international bodies focused on cybersecurity, climate risk and digital assets. Prior to joining the SEC, Mr. Clayton was a partner at Sullivan & Cromwell LLP, where he was a member of the firm’s Management Committee and co-head of the firm’s corporate practice and co-head of the cybersecurity group. From 2009 to 2017, Mr. Clayton was a Lecturer in Law and Adjunct Professor at the University of Pennsylvania Law School and since July 2021 has been an Adjunct Professor at both the Wharton School and the Carey Law School of the University of Pennsylvania. Mr. Clayton currently serves on the board of directors of the American Express Company, a position he has held since October 2022. Mr. Clayton also is a Senior Policy Advisor and Of Counsel to Sullivan & Cromwell LLP, and he has advisory roles with several private companies and non-profit organizations, including the Board of Trustees of Lehigh University and the National Association of Securities Professionals. Mr. Clayton is also a member of the Federal Deposit Insurance Corporation’s Systemic Resolution Advisory Committee. He also serves as an advisor to several firms in the cloud computing, Web3 and digital asset spaces. Mr. Clayton earned a B.S. in Engineering from the University of Pennsylvania, a B.A. and M.A. in Economics from the University of Cambridge, and a J.D. from the University of Pennsylvania Law School. Mr. Clayton’s breadth of professional and management experience, as well as his deep knowledge and understanding of the operation and regulation of private and public capital markets, make him a valuable member of AGM’s board of directors.

Marc Beilinson is as an independent director and Chair of the compensation committee of AGM’s board of directors. He was elected to the AGM board of directors in January 2022. Mr. Beilinson has also served as an independent director of AHL since 2013, and he is the lead independent director and a member of AHL’s conflicts committee and legal and regulatory committee. Mr. Beilinson served on the AHL compensation committee from August 2013 until December 2021. Since August 2011, Mr. Beilinson has been the Managing Director of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distressed companies. Most recently, Mr. Beilinson served as Chief Restructuring Officer of Newbury Common Associates LLC (and certain affiliates) from December 2016 to June 2017. Mr. Beilinson previously served as Chief Restructuring Officer of Fisker Automotive from November 2013 to August 2014 and as Chief Restructuring Officer and Chief Executive Officer of Eagle Hospitality Properties Trust, Inc. from August 2011 to December 2014 and Innkeepers USA Trust from November 2008 to March 2012. Mr. Beilinson oversaw the Chapter 11 reorganization of Innkeepers USA, Fisker Automotive and Newbury Common Associates in his interim management roles as the Chief Restructuring Officer of those companies. Mr. Beilinson currently serves on the boards of directors of Exela Technologies and Playtika, as well as several privately held companies. Mr. Beilinson has previously served on the boards of directors and audit committees of a number of public and privately held companies, including Westinghouse Electric, Caesars Acquisition Company, Wyndham International, Inc., Apollo Commercial Real Estate Finance, Inc., Innkeepers USA Trust and Gastar Inc. Mr. Beilinson has a B.A. in political science from the University of California, Los Angeles and a J.D. from the University of California Davis Law School. Mr. Beilinson’s over thirty years of service to the boards of both public and private companies, and his extensive knowledge of legal and compliance issues, including the Sarbanes-Oxley Act of 2002 enhances AGM’s board of directors.

Jessica Bibliowicz is as an independent director and a member of the audit committee of AGM’s board of directors. She was elected to the AGM board of directors in March 2022. Ms. Bibliowicz has also served as an independent director and a member of the audit committee of the AAM board of directors since March 2022. Ms. Bibliowicz is a successful entrepreneur and organizational leader within financial services with more than 30 years of experience with public and private companies. Notably, she became president and CEO of National Financial Partners (“NFP”), a leading provider of benefits, insurance and asset management services, in 1999 and Chairman of the company’s Board in 2003 and took the company public later that year. She continued to serve in both roles until NFP was acquired in 2013. Earlier in her career, Ms. Bibliowicz held senior management positions at Prudential Mutual Funds and Smith Barney Mutual Funds. She is a member of the Board of Prudential Insurance Funds and previously served on the Board of Directors for Sotheby’s until it went private in 2019. Ms. Bibliowicz has served on the Board of Fellows of Weill Cornell Medicine for more than 15 years and is currently Chair and also serves on the Board of Trustees of Cornell University and the Board of Trustees of New York-Presbyterian. Ms. Bibliowicz has a B.S. in government from Cornell University. Ms. Bibliowicz’s extensive business experience and leadership roles at both public and private companies makes her a valuable member of AGM’s and AAM’s boards of directors.

Michael Ducey is an independent director and a member of the audit committee of AGM’s board of directors. He was elected to the AGM board of directors in January 2022. Mr. Ducey has also served as an independent director and a member of the audit committee of AAM’s board of directors since 2011. Mr. Ducey also served as Chair of the conflicts committee of AAM’s board of directors from 2011 through December 2021. Mr. Ducey was with Compass Minerals International, Inc., from March 2002 to May 2006, where he served in a variety of roles, including as President, Chief Executive Officer and Director prior to his retirement in May 2006. Prior to joining Compass Minerals International, Inc., Mr. Ducey worked for nearly 30 years at Borden Chemical, Inc., in various management, sales, marketing, planning and commercial development positions, and ultimately as President, Chief Executive Officer and Director. Mr. Ducey joined Sisescam Resource Partners LLC (formerly Ciner Resources Corporation and prior to that OCI Resources LP) as an independent member of the board of directors in September 2014, where he serves on the audit committee and the conflicts committee. From September 2009 to December 2012, Mr. Ducey was the non-executive Chairman of TPC Group, Inc. and served on the audit committee and the environmental health and safety committee. He served on the board of Fenner, PLC from January 2017 to June 2018 and served on the Audit, Governance and Remunerations Committees. Mr. Ducey has significant prior experience on public company boards, including Verso Paper Holdings, UAP Holdings Corporation, Smurfit Stone Container Corporation and HaloSource, Inc. He graduated from Otterbein University with a degree in Economics and an M.B.A. in finance from the University of Dayton. Mr. Ducey’s comprehensive corporate background and his experience serving on various boards and committees adds significant value to AGM’s and AAM’s boards of directors.

Richard Emerson is an independent director and a member of the compensation committee of AGM’s board of directors. He was elected to the AGM board of directors in January 2022. Mr. Emerson served as an independent director of AAM’s board of directors from March 2021 through December 2021. Mr. Emerson has spent his entire career in investment banking and corporate finance. He currently serves as president of Pendral Capital, where he both invests and advises technology clients on strategic transactions. From 2004 through 2008, he was Senior Managing Director of Evercore Partners Inc., a public investment banking advisory firm, where he established and ran the San Francisco office. Prior to Evercore, Mr. Emerson served as Senior Vice President, Corporate Development and Strategy, of Microsoft Corporation, reporting directly to the Chief Executive Officer and serving on the executive leadership team, with responsibility for all acquisitions, investments, strategic partnerships and corporate strategy. Mr. Emerson joined Microsoft from investment bank Lazard Ltd., where as a Senior Managing Director, he established and ran the west coast office, and advised clients on industry defining mergers, acquisitions and related financial transactions. Prior to Lazard, Mr. Emerson held senior roles with The Blackstone Group and Morgan Stanley & Co. Mr. Emerson has a B.A. and M.A. in Economics and a J.D. from Stanford University, and an MBA from Dartmouth College. Mr. Emerson’s investment banking and corporate finance background adds significant value to AGM’s board of directors.

Kerry Murphy Healey is an independent director and Chair of the sustainability and corporate responsibility committee of AGM’s board of directors. She was elected to the AGM board of directors in January 2022. Dr. Healey served as an independent director of AAM’s board of directors from March 2021 through December 2021. Dr. Healey was the inaugural president of the Milken Center for Advancing the American Dream in Washington, DC, a position which she held from 2019-2022. Dr. Healey served as the President of Babson College from 2013-2019 and was elected President Emerita by the trustees of Babson College in 2021. Before coming to Babson, she served with distinction as the 70th lieutenant governor of Massachusetts from 2003 to 2007, where she worked to lead, enact, and implement a wide range of policy and legislative initiatives for the Romney-Healey Administration. In 2008, Dr. Healey was appointed by Secretary of State Condoleezza Rice as a founding member of the Executive Committee of the U.S. State Department’s Public-Private Partnership for Justice Reform in Afghanistan (PJRA), a position to which she was later reappointed by Secretary of State Hillary Clinton. Prior to her public service, Dr. Healey worked for more than a decade as a public policy consultant to the United States Department of Justice for Cambridge-based think tank Abt Associates. Dr. Healey holds an A.B. in government from Harvard College and a Ph.D. in political science and law from Trinity College, Dublin. She has been a fellow at the Harvard Kennedy School’s Institute of Politics and Harvard’s Center for Public Leadership. She is a member of the Council on Foreign Relations and the Trilateral Commission, and a trustee of the American University of Afghanistan, the American University of Bahrain and Western Governors University. Dr. Healey’s public service experience and her role in government makes her a valuable member of AGM’s board of directors.

Mitra Hormozi is an independent director and a member of the nominating and corporate governance and sustainability and corporate responsibility committees of AGM’s board of directors. She was elected to the AGM board of directors in January 2022. Ms. Hormozi has served as an independent director of AHL since December 2018 and is the chair of AHL’s legal and regulatory committee. Ms. Hormozi is also a director of a number of AHL’s U.S. subsidiaries. Ms. Hormozi previously served on AHL’s compensation committee from 2019 until 2022. Ms. Hormozi has been a partner at Walden Macht & Haran LLP since January 2020. Ms. Hormozi was Executive Vice President and General Counsel of Revlon, Inc. from April 2015 to July 2019, where she was responsible for overseeing Revlon’s legal affairs worldwide. Earlier in her career, Ms. Hormozi was a federal prosecutor in the Eastern District of New York. She also previously served on the board of directors of Revlon from November 2019 until July 2020. Ms. Hormozi received a B.A. in history from the University of Michigan and a J.D. from the New York University School of Law. Ms. Hormozi’s extensive legal counsel experience provides value to AGM’s board of directors.

Pamela Joyner is an independent director and a member of the nominating and corporate governance committee of AGM’s board of directors. She was elected to the AGM board of directors in January 2022. Ms. Joyner served as an independent director of AAM’s board of directors from March 2021 through December 2021. Ms. Joyner is a founding partner of Avid Partners LLC, a strategic marketing consulting firm. Previously, she held senior positions at Bowman Capital Management LLC and Capital Guardian Trust Company. Ms. Joyner is an independent director of First Republic Bank, a position she has held for over 17 years. In that time, Ms. Joyner has served as chair of First Republic Bank’s investment and compensation committee, and as a member of its governance committee. She is a trustee emeritus of Dartmouth College, Chair Emeritus of the Tate Americas Foundation, and a trustee of the Art Institute of Chicago and J. Paul Getty Trust. She was previously Co-Chair of the San Francisco Ballet Association. Ms. Joyner holds a B.A. from Dartmouth College, an M.B.A. from Harvard University and an Honorary Degree from Dartmouth College. Ms. Joyner’s extensive business experience and her service on the board of a regulated company makes her a valuable member of AGM’s board of directors.

A.B. Krongard is an independent director, Chair of the nominating and corporate governance committee, and a member of the audit committee of AGM’s board of directors. He was elected to the AGM board of directors in January 2022. Mr. Krongard has also served as an independent director and a member of the audit committee of AAM’s board of directors since 2011. Mr. Krongard also served as a member of the conflicts committee of AAM’s board of directors from January 2019 through December 2021. From 2001 to 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From 1998 to 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Prior to 1998, Mr. Krongard served in various capacities at Alex Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex Brown, Incorporated with Bankers Trust Corporation in 1997, Mr. Krongard served as Vice-Chairman of the Board of Bankers Trust Corporation and served in such capacity until assuming his position at the Central Intelligence Agency. Mr. Krongard served as the Lead Director of Under Armour, Inc. from 2006 to 2020. Mr. Krongard serves as Chair of the nominating and corporate governance committee and a member of the compensation committee of Iridium Communications Inc. and as a member of the audit committee of Icahn Enterprises L.P. Mr. Krongard served on the board of trustees of In-Q-Tel, Inc. from 2007 to 2022. Mr. Krongard graduated with honors from Princeton University and received a J.D. from the University of Maryland School of Law, where he also graduated with honors. Mr. Krongard’s comprehensive corporate background contributes to the range of experience of AGM’s and AAM’s boards of directors.

Pauline Richards is an independent director, Chair of the audit committee, and member of the sustainability and corporate responsibility committee of AGM’s board of directors. She was elected to the AGM board of directors in January 2022. Ms. Richards has also served as an independent director and chair of the audit committee of AAM’s board of directors since 2011. Ms. Richards also served as a member of the conflicts committee of AAM’s board of directors from October 2020 to December 2021. Ms. Richards currently serves as Chief Operating Officer of Trebuchet Group Holdings Limited, a position she has held since 2008. Ms. Richards also serves as a member of the Audit and Governance Committees of the board of directors of Wyndham Hotels and Resorts. Ms. Richards is also a director of Hamilton Insurance Group, serving on the audit and investment committees, a position she has held since 2013. Ms. Richards previously served on the board of Wyndham Worldwide from 2006 to 2018. Prior to 2008, Ms. Richards served as Director of Development of Saltus Grammar School from 2003 to 2008, as Chief Financial Officer of Lombard Odier Darier Hentsch (Bermuda) Limited from 2001 to 2003, and as Treasurer of Gulf Stream Financial Limited from 1999 to 2000. Ms. Richards also served as a member of the Audit Committee and chair of the Corporate Governance Committee of the board of directors of Butterfield Bank from 2006 to 2013. Ms. Richards graduated from Queen’s University, Ontario, Canada, with a B.A. in psychology and has obtained certification as a CPA, CMA. Ms. Richards’ extensive finance experience and her service on the boards of other public companies adds significant value to AGM’s and AAM’s boards of directors.

David Simon is an independent director of AGM’s board of directors. He was elected to the AGM board of directors in January 2022. Mr. Simon served as an independent director of AAM’s board of directors from June 2021 through December 2021. Mr. Simon is currently Chairman of the Board, CEO and President of Simon Property Group. Mr. Simon has been the CEO of Simon Property Group or its predecessor since 1995 and President of Simon Property Group since February 2019. He served as President of Simon Property Group’s predecessor from 1993 to 1996, and he has served as a director of Simon Property Group or its predecessor since the company’s incorporation in 1993, beginning his role as Chairman in 2007. Previously, Mr. Simon was Vice President of Wasserstein Perella & Company from 1988 to 1990, and an Associate at First Boston Corp. from 1985 to 1988. He is a member and former chairman of the National Association of Real Estate Investment Trusts. He also serves as Chairman of the Supervisory Board of Klépierre S.A., a publicly traded Paris-based European leader in shopping malls. Mr. Simon previously served as Chairman of the Board of Simon Property Group Acquisition Holdings, Inc., a special purpose acquisition company launched by Simon Property Group, from January 2021 through August 5, 2022. Mr. Simon earned a B.S. from the Indiana University Kelley School of Business and an M.B.A. from Columbia University. Mr. Simon’s decades of experience in financing, deal-making, and real estate, as well as his extensive business experience through his roles as Chairman of the Board, CEO and President of a regulated company, contribute immense value to AGM’s board of directors.

Lynn Swann is an independent director and a member of the compensation committee of AGM’s board of directors. He was elected to the AGM board of directors in January 2022. Mr. Swann has also served as an independent director of AHL since September 2020. Mr. Swann is president of Swann, Inc., a marketing and consulting firm he founded in 1976. From 2016 to 2019, Mr. Swann served as the Athletic Director of the University of Southern California, where he was responsible for overall administration of 21 women’s and men’s Division I athletic programs at the university. Mr. Swann currently serves on the boards of directors of Evoqua Water Technologies and American Homes 4 Rent, and he has previously served on the boards of a number of publicly-traded, privately-held and non-profit entities, such as Fluor Corporation and the Professional Golfers’ Association (PGA) of America. In addition to his extensive executive and board experience, Mr. Swann played nine seasons for the Pittsburgh Steelers and was elected to the Pro Football Hall of Fame in 2001. He also previously worked on-air as a host, reporter and analyst for the American Broadcast Company (ABC-TV) for nearly 30 years and served as chairman of the national board of Big Brothers Big Sisters of America. President George W. Bush appointed Mr. Swann as the Chairman of the President’s Council on Fitness, Sports and Nutrition, where he served from 2002 to 2005. Mr. Swann received a B.A. from the University of Southern California. Mr. Swann’s experience serving on the board of directors of public, private and non-profit entities provides value to AGM’s board of directors.

Patrick Toomey was appointed to AGM’s board of directors on February 21, 2023 to serve as an independent director, effective March 15, 2023. Senator Toomey represented Pennsylvania in the U.S. Senate from 2011 to 2023, serving on the Senate Banking, Housing, and Urban Affairs; Budget; and Finance Committees, as well as the Joint Economic Committee and the Joint Select Committee on Deficit Reduction. He also chaired the Subcommittee on Financial Institutions and Consumer Protection. Senator Toomey previously served in the U.S. House of Representatives from 1999 to 2005, where he was a member of the House Budget Committee. He began his career in financial services at Chemical Bank and then Morgan, Grenfell & Co. Senator Toomey has a B.A. in political science from Harvard University. Senator Toomey’s experience with economic and tax policy, financial regulation, and budgetary issues, as well his experience in the financial services industry, will make him a valuable member of AGM’s board of directors.

Martin Kelly joined Apollo in 2012 and serves as the Chief Financial Officer of AGM. Mr. Kelly served as Chief Financial Officer of AAM from September 2012 through February 2022. From January 2019 through December 2021, Mr. Kelly also served as our Co-Chief Operating Officer. From 2008 to 2012, Mr. Kelly was with Barclays Capital and, from 2000 to 2008, Mr. Kelly was with Lehman Brothers Holdings Inc. Prior to departing Barclays Capital, Mr. Kelly served as Managing Director, CFO of the Americas, and Global Head of Financial Control for their Corporate and Investment Bank. Prior to joining Lehman Brothers in 2000, Mr. Kelly spent 13 years with PricewaterhouseCoopers LLP, including serving in the Financial Services Group in New York from 1994 to 2000. Mr. Kelly was appointed a Partner of the firm in 1999. Mr. Kelly received a degree in Commerce, majoring in Finance and Accounting, from the University of New South Wales in 1989.

John Suydam joined Apollo in 2006 and serves as AGM’s Chief Legal Officer. From 2002 to 2006, Mr. Suydam was a partner at O’Melveny & Myers LLP where he served as head of Mergers and Acquisitions and co-head of the Corporate Department. Prior to that time, Mr. Suydam served as Chairman of the law firm O’Sullivan, LLP which specialized in representing private equity investors. Mr. Suydam serves on the boards of The Legal Action Center, Environmental Solutions Worldwide, Inc. and New York University School of Law. Additionally, Mr. Suydam serves on the board of trustees of The College of the Holy Cross. Mr. Suydam received his J.D. from New York University and graduated magna cum laude with a B.A. in History from the State University of New York at Albany.

Audit Committee of the Board of Directors

Our board of directors established an audit committee. The primary purpose of our audit committee is to assist our board of directors in overseeing and monitoring (i) the integrity of the financial statements and other financial information provided to our stockholders, the public, any stock exchange and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent auditor, (iv) the performance of our internal audit function and our system of internal controls, and (v) such other matters as are assigned to the audit committee pursuant to our audit committee charter or as mandated under applicable laws, rules and regulations

The current members of our audit committee are Mses. Bibliowicz and Richards and Messrs. Ducey and Krongard. Ms. Richards currently serves as Chair of the committee. Each of the members of our audit committee meets the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange

Act and NYSE rules applicable to audit committees. Furthermore, our board of directors has determined that each of Mses. Bibliowicz and Richards and Messrs. Ducey and Krongard is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Our audit committee has a charter that complies with current SEC and NYSE rules, which is available on our website at www.apollo.com under the “Investors, Apollo Global Management, Inc., Governance, Committees & Documents” section.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics, which applies to, among others, our Board of Directors, our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our Code of Business Conduct and Ethics is available on our website at www.apollo.com under the “Investors, Apollo Global Management, Inc., Governance, Committees & Documents” section. We intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in a Form 8-K filing.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of AGM’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, and other than as previously disclosed, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2022, such persons complied with all such filing requirements, except that in February 2022, a Form 4 for Mr. Kelly reporting one transaction involving an award of restricted stock units under the Equity Plan was inadvertently filed late through no fault of the reporting person.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Background

The following Compensation Discussion and Analysis (“CD&A”) reports on the compensation of our “named executive officers” or “NEOs” during 2022. This includes our CEO, CFO and our three most highly compensated executive officers, as follows:

Name	Title
Marc Rowan	Chief Executive Officer
Martin Kelly	Chief Financial Officer
Scott Kleinman	Co-President of AAM
James Belardi	Chairman and Chief Executive Officer of AHL
John Suydam*	Chief Legal Officer
*Mr. Suydam has informed us of his intention to transition to the role of partner and senior advisor at the end of 2023.

2022 was a transformative year for our company. The Mergers became effective on January 1, 2022, and, as a result of the Mergers, we became the parent company to Apollo Asset Management (“AAM”) and Athene (“AHL”) and the successor issuer of Apollo’s listed common stock. Accordingly, in this “Executive Compensation” section, “we,” “us,” “our,” and the “Company” refer to AAM for items that occurred prior to 2022.

Following the Mergers, we are no longer a controlled company, and in 2021, we implemented a reset of our compensation programs across a significant part of our employee base, including for the Co-Presidents of AAM, to more closely align pay to stockholder performance. Our compensation committee is composed solely of independent directors.

The design of our compensation program is intended to support our business objectives as well as align pay with performance and attract and retain the most qualified and energized talent to spend the entirety of their careers at Apollo.

	What We Do		What We Don’t Do
☑	Align pay with performance, including with limited base salary, an emphasis on variable compensation and long-term stock ownership	☒	No new compensation to AAM Co-President Scott Kleinman, other than base salary
☑	Align NEOs with stockholders through:	☒	No excessive perquisites
	–Equity ownership	☒	No significant retirement or pension benefits
	–Significant personal investments in AGM common stock and Apollo funds	☒	No single-trigger change in control severance payments
	–Non-compete and non-solicit covenants	☒	No hedging transactions or short sales of our common stock permitted for any executive officer
☑	Meaningful share ownership guidelines covering all NEOs were adopted in 2022	☒	No excise tax gross-ups
☑	Adopted a recoupment policy in 2022 (covering all NEOs) that provides for the recovery of incentive compensation if an employee engages in a detrimental activity and as otherwise required by law
☑	Engage proactively with shareholders and other stakeholders
☑	Include only independent directors on the compensation committee
☑	Utilize an independent compensation consultant

Other highlights of 2022 include the following:

Corporate Structure/Governance

•As of January 1, 2022, compensation decisions for the named executive officers came under the purview and authority of a newly formed independent compensation committee. The compensation committee is composed exclusively of independent directors, meets at least quarterly each year, operates pursuant to a written Compensation Committee Charter, and receives briefings from an outside compensation consultant and outside counsel, as appropriate.

Leadership

•On January 1, 2022, Marc Rowan, CEO of AGM, assumed oversight responsibilities of AHL’s insurance businesses in addition to AAM’s asset management business. Mr. Rowan’s close alignment with stockholders is evidenced by his significant equity ownership and his annual base salary of $100,000. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
•On January 1, 2022, Martin Kelly commenced his role as CFO of AGM, after previously being CFO of AAM.
•Scott Kleinman assumed increased responsibilities as the co-principal executive officer and Co-President of AAM as of January 1, 2022, and began receiving his reduced annual base salary of $100,000, down from his $1.2 million 2021 base salary. He has received no new compensation except for distributions in respect of vested carry awards (i.e., owned partnership interests) that were awarded before 2022 (RSUs intended to cover five years were awarded in December 2021).
•James Belardi, Chairman and CEO of AHL, joined our Board of Directors on January 1, 2022 and entered into an amended and restated employment agreement with AHL on June 16, 2022, with no change to his base salary or annual incentive bonus opportunity. We discuss below modifications that were made to his ISG partnership interest at that time.

Other Compensation-Related Changes

•In connection with the Mergers, we rolled out a broadly based compensation reset, whereby we realigned executive officer compensation more closely with stockholders through increased direct equity ownership, particularly for AAM’s two Co-Presidents.
•The compensation committee adopted a peer group that includes Ares, BlackRock, Blackstone, Brookfield Asset Management, Carlyle, Goldman Sachs, KKR, Morgan Stanley, T. Rowe Price and TPG. The group was determined in consultation with Semler Brossy Consulting Group, LLC (“Semler Brossy”), the independent compensation consultant that advises our compensation committee, after considering factors such as industry, assets under management and market capitalization. The group provides a helpful reference when reviewing our compensation and benefits programs.

General Compensation Philosophy

Alignment of Interests with Investors and Stockholders. Our principal compensation philosophy is to align the long-term interests of our named executive officers and other key employees with those of our stockholders and investors in the funds we manage. This alignment, which we believe is a key driver of our success, has been achieved principally by our professionals’ direct beneficial ownership of common stock, their rights to receive a portion of the performance fees earned from the funds we manage or to receive compensation based on the level of performance fees earned, the direct investment by our professionals in the funds we manage and our practice of paying annual compensation partly in the form of equity-based grants that are subject to vesting.

Long-Term Performance and Commitment. Most of our professionals (including Messrs. Kelly, Belardi and Suydam) are issued RSUs, as part of their year-end variable compensation, which provide rights to receive shares of common stock and, in some instances, dividend equivalents on those shares. The portion of the variable compensation paid as RSUs increases as the employee’s total compensation increases. The vesting, delayed liquidity and restrictive covenants (including forfeiture upon competition) features of these awards, and, for certain executives (including all named executive officers), the application of the executive share ownership guidelines to these awards, contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals. Certain of the RSUs granted to our named executive officers and professionals vest based on both continued service and Apollo’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. We believe these performance measures help to promote the interests of our stockholders and investors in the funds we manage by making RSU vesting contingent on the realization and distribution of profits on such funds. By requiring our named executive officers to be subject to non-competition, confidentiality and other limitations on behavior described below under “Potential Payments upon Termination or Change in Control,” we further reinforce our culture of fiduciary protection of the investors in the funds Apollo manages and our stockholders.

Significant Personal Investment. Our named executive officers and other professionals generally make significant personal investments in the funds we manage (as more fully described under “Item 13. Certain Relationships and Related Transactions, and Director Independence”), directly or indirectly, and our named executive officers and other professionals who receive rights to performance fees (excluding rights in respect of non-drawdown-style funds and certain pooled performance fee vehicles) from the funds we manage are generally required to invest their own capital in the funds on which they work in amounts that are proportionate to the size of their participation in performance fees. We believe that these investments help to ensure that our professionals have capital at risk and reinforce the linkage between the success of the funds we manage, the success of the Company and the amounts earned by our professionals. Our eligible professionals are generally permitted to invest in the funds we manage free of management fees and, in certain instances, performance fees. These opportunities further align our employees with the investors in the funds we manage and our stockholders, encourage our professionals to work across the integrated asset management platform and bolster links among our various businesses.

Discouragement of Excessive Risk-Taking. Our compensation program includes significant elements that discourage excessive risk-taking while aligning the compensation of our professionals with our long-term performance. For example, a portion of our employees’ annual incentive compensation is paid in the form of RSUs that are subject to vesting, which reinforces employee focus on the Company’s long-term performance and enhances alignment with our stockholders. With regard to carried interest, we generally make payments in respect of performance fee allocations to our employees only after profitable investments have actually been realized. Similarly, for the funds that pay incentive fees, employees receive distributions of such fees only after the fund has appreciated in value (typically above a specified level) during the applicable period. This helps to ensure that our professionals take a long-term view that is consistent with the interests of the Company, our stockholders and the investors in the funds we manage. Moreover, if a drawdown-style fund fails to achieve specified investment returns due to diminished performance of later investments, our performance fee program relating to that fund generally permits, for the benefit of the limited partner investors in that fund, the return of performance fee distributions (generally net of tax) previously made to us or our employees. These provisions discourage excessive risk-taking and promote a long-term view that is consistent with the interests of the fund investors and our stockholders. In addition, our recoupment policy encourages compliance with our policies and discourages activities detrimental to the Company. Our general requirement that our professionals who hold direct performance fee rights in our drawdown-style funds invest in those funds further aligns the interests of our professionals, fund investors and stockholders. Finally, the minimum retained ownership requirements prescribed under the executive share ownership guidelines applicable to certain executives, and the delayed liquidity of certain RSUs, discourage excessive risk-

taking because the value is tied directly to the long-term performance of shares of common stock. Although investments in alternative assets can pose risks, we believe that these features help to mitigate those risks.

Compensation Elements for Named Executive Officers

Consistent with our emphasis on alignment of interests with our stockholders, our clients and fund investors, compensation elements tied to the performance of shares of our common stock, the profitability of our different businesses and the profitability of the funds that we manage are the primary means of compensating our named executive officers. The key elements of the compensation of our named executive officers during fiscal year 2022 are described below.

Annual Salary. Each of our named executive officers receives an annual salary. The 2022 base salaries of our named executive officers are set forth in the Summary Compensation Table below and were payable in accordance with their employment agreements, which were entered into before 2022 (except for Mr. Belardi, whose employment agreement was entered into in 2022, but his annual salary was unchanged from 2021). Mr. Rowan receives no compensation other than his annual base salary of $100,000.

RSUs. We award RSUs to our named executive officers (excluding Messrs. Rowan and Kleinman) to enhance their alignment with our stockholders. In early 2022, the compensation committee approved awards of RSUs to Messrs. Belardi, Kelly and Suydam, all of which are subject to service-based vesting. Mr. Suydam’s annual incentive RSUs were granted in accordance with the terms of his employment agreement and related to service in 2022.

Mr. Belardi receives RSUs both as part of his annual incentive bonus award and as a long-term incentive. Mr. Belardi’s annual incentive bonus RSUs vest in two equal annual installments and his long-term incentive RSUs vest in three equal annual installments. In February 2022, the compensation committee approved the financial, operational and other performance objectives that apply to determine his annual incentive bonus RSUs granted in consideration for 2022 services as further described below under “Determination of Compensation of Named Executive Officers.” All of the NEOs’ RSU awards discussed here are reflected in the Stock Awards column of the Summary Compensation Table.

Performance Fees. Performance fee entitlements with respect to the funds we manage confer rights to participate in distributions made to investors following the realization of an investment or receipt of operating profit from an investment by the fund, provided the fund has attained a specified performance return. Distributions of performance fees from limited life funds generally are subject to contingent repayment (generally net of tax) if the fund fails to achieve specified investment returns due to diminished performance of later investments, while distributions of operating profit earned from funds that are not designed to have a limited life are generally not subject to contingent repayment. The actual gross amount of performance fees available for distribution is a function of the performance of the applicable fund. For these reasons, we believe that participation in performance fees generated by the funds we manage aligns the interests of our participating named executive officers with those of our stockholders and fund investors. We currently have two principal types of performance fee programs, which we refer to as “dedicated” and “incentive pool.”

Performance Fees: Dedicated. Messrs. Kelly, Kleinman, Belardi and Suydam have historically been awarded rights to participate in a dedicated percentage of the performance fee income earned by the general partners of certain of the funds we manage, and in 2022, Messrs. Kelly, Kleinman and Suydam received distributions on vested dedicated performance fee rights granted to them in prior years. Dedicated performance fee rights in the private equity funds we manage are typically subject to vesting, which rewards long-term commitment to the Company and thereby enhances the alignment of participants’ interests with the Company. Messrs. Kelly and Suydam also received additional performance fee rights in 2022. In 2022, Messrs. Kelly and Suydam began participating in a program in which performance fees that accrue may be notionally invested by participants in a fund we manage until paid. Rights to payments under the program vest after three years, subject to continued employment, with the first payment to be made in 2025. As with other amounts distributed in respect of other performance fees, our financial statements characterize performance fee income allocated to participating professionals in respect of their dedicated performance fee rights as compensation. Amounts paid in respect of dedicated performance fees are included in the “All Other Compensation” column of the Summary Compensation Table.

A portion of the performance fees distributed by certain of the legacy investment funds we manage is required to be used by our employees who have dedicated rights to participate in those amounts to purchase restricted shares of common stock. This practice further promotes alignment with our stockholders and motivates participating professionals to maximize the success of the Company as a whole. Messrs. Kelly, Kleinman and Suydam have received grants of restricted shares of common stock as a result of their participation in legacy performance fee programs that require that a portion of the performance fee amounts be used to purchase restricted shares of common stock. The restricted shares vest in three equal annual installments from a vesting date specified at the time of the award. The restricted shares participate in any distributions made on shares of common stock. The number of restricted shares that was granted in 2022 was determined pursuant to the formula prescribed by the applicable performance fee program, which converts the specified portion of the performance fee income to be paid or distributed into a number of shares based on the volume-weighted average price as of a prescribed date in the applicable calendar quarter. In accordance with applicable rules, the Summary Compensation Table and Grants of Plan-Based Awards Table include the restricted shares acquired by our named executive officers in 2022 in respect of performance fee amounts received.

Performance Fees: Incentive Pool. Our performance-based incentive arrangement, referred to as the incentive pool, further aligns the overall compensation of certain of our professionals to the realized performance of our business. The incentive pool provides for compensation based on realized performance fees and enhances our capacity to offer competitive compensation opportunities to our professionals. “Realized performance fees” means performance fees earned by the general partners of the funds we manage under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to incentive income cash that have become fixed in the applicable calendar year period. Under this arrangement, Mr. Kelly, among other of our professionals, received incentive pool performance fees earned during 2022. During 2022, the Company determined the amount of the realized performance fees to place into the incentive pool in its discretion after considering various factors, including Company profitability, management company cash requirements and anticipated future costs, provided that the incentive pool consists of an amount equal to at least 1% of the realized performance fees attributable to profits generated after creation of the incentive pool that were taxable in the applicable year and not allocable to dedicated performance fee entitlements. Each participant in the incentive pool is entitled to receive, as a mandatory component of participation in the incentive pool, his or her pro rata share of this 1% amount each year, provided the participant remains employed by us at the time of allocation.

Annual Cash Partner Benefits Stipend. Messrs. Kelly and Suydam receive a supplemental annual cash partner benefits stipend of $250,000 that may be used for benefits or for other purposes.

Partnership Interest Revenue Sharing. Mr. Belardi owns a partnership interest in the parent of ISG, an indirect subsidiary of AGM that manages investments for Athene, which he has held since he founded ISG in 2009. This partnership interest provided Mr. Belardi 5% of the profit of ISG. On June 16, 2022, Mr. Belardi’s partnership interest was amended such that he receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees earned by that partnership. This formulation was intended to be substantially equivalent in value to the ISG partnership interest’s previous 5% profit participation under the partnership agreement. This revenue sharing provides long-term alignment to invest in the ISG business to support future growth. The compensation committee does not have discretion over the amount of the distributions arising from Mr. Belardi’s ownership of this partnership interest. For additional discussion, please see “—Employment and Partnership Interest Agreements with AHL Chairman and Chief Executive Officer, James R. Belardi,” below. This partnership interest results in distributions, which, unlike dividends on common stock, are reported in the All Other Compensation column of the Summary Compensation Table pursuant to SEC rules.

Determination of Compensation of Named Executive Officers

As of January 1, 2022, the compensation committee assumed decision-making authority for named executive officer compensation.

2022 compensation for Messrs. Rowan, Kleinman and Suydam was set by their employment arrangements, which were put in place prior to 2022. Please note that under SEC technical reporting rules, distributions on existing vested partnership interests that were granted before 2022 are reported in the Summary Compensation Table below; these distributions do not relate to new grants.

For Messrs. Kelly and Belardi, factors that the compensation committee considered in making its determinations in respect of their annual incentive awards include the type, scope and level of responsibilities, corporate citizenship, enterprise-wide financial performance, and the named executive officer’s overall contributions to our success. For Mr. Kelly, the compensation committee also considered prior year compensation, the appropriate balance between incentives for long-term and short-term performance, competitive market dynamics and the compensation paid to his peers within AGM.

We believe that the compensation of our professionals should primarily be tied to our stock performance and the profitability of our different businesses and managed funds. The compensation committee determined that Mr. Kelly’s annual distribution from the incentive pool would include an allocation that was based on the company’s performance and the compensation committee’s determination of his individual contributions to the company’s performance.

In early 2022, the compensation committee approved the annual RSU award grants to Messrs. Suydam and Kelly. Each of these RSU awards was consistent with the NEO’s prior year award.

The compensation committee also approved the grant to Mr. Belardi in early 2022 of a long term incentive RSU award, consistent with past practice, that vests in three equal annual installments. Mr. Belardi’s entry in the Stock Award column of the Summary Compensation Table reflects both this award and the following performance-based annual bonus or incentive award granted solely in the form of RSUs.

In February 2022, the compensation committee established an annual incentive bonus RSU opportunity of $1,850,000 for Mr. Belardi, consistent with his employment agreement and unchanged from his 2021 award opportunity.

In December 2022, following a review of performance in 2022, the compensation committee approved a payout of Mr. Belardi’s annual incentive bonus RSU award representing an overall award level at 110% of target, based on three factors. For 2022 and consistent with prior years, the compensation committee established that 25% of Mr. Belardi’s target annual incentive bonus RSU award would be based on a combination of five AHL corporate financial and operational goals consistent with the goals applicable to other executive officers of AHL, with the remaining portion based 25% on absolute and relative investment portfolio total return goals and 50% on the compensation committee’s review of overall AHL performance. The annual incentive bonus RSUs will appear in the Summary Compensation Table for 2023, as they were granted in February 2023.

The first investment portfolio total return performance objective, weighted 12.5%, compared AHL’s non-alternative investment performance to the Barclays US Aggregate Bond Index over a trailing 33-month period. The second investment portfolio total return performance objective, also weighted at 12.5%, compared AHL’s alternative investment performance relative to a 50-50 blended index of the S&P 500 and the BofA Merrill Lynch US High Yield Index over a 33-month period, subject to maintaining a minimum return on alternative investment performance since the inception of AHL.

The five AHL corporate performance measurements, their respective weightings and 2022 performance and achievement with respect to these measurements, as of the date of the compensation committee’s December 2022 meeting, are set forth below. The targets for the corporate financial and operational measures were determined in relation to AHL’s internal business plan for the year.

Objectives	Weight	Measurement	Target[6]	2022 Performance (Estimate)
Overall profitability	35%	Spread related earnings[1]	$2.055B	$2.349B
Expense management	15%	Expense targets[2]	—	Exceeded
Organic growth	10%	Organic deposits[3]	$36 - 38B	$46.9B
New business profitability	15%	Underwritten returns[4]	—	Exceeded
Capital	25%	Excess equity capital generation[5]	—	Target

[1] Spread related earnings is a pre-tax non-GAAP measure used to evaluate AHL’s financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our spread related earnings equals net income (loss) available to AGM, eliminating the impact of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives, net of offsets; integration, restructuring, and other non-operating expenses; stock compensation expenses; and income tax (expense) benefit.

[2] Represents consolidated operating expenses included in operating income, including the impact of ACRA’s non-controlling interest, taking into account M&A, long-term incentive program, bonus accrual variances in relation to target, and the impact of any material transactions undertaken.

[3] Organic deposits include retail independent marketing organization (IMO), retail financial institution, funding agreements, pension group annuities and flow reinsurance.
[4] Underwritten returns on retail IMO, retail financial institution, funding agreements, pension risk transfer and flow reinsurance.
[5] Increase in excess equity capital, with adjustments including, but not limited to, variance to AHL’s 2022 financial plan for the impact of former Apollo Operating Group units, preferred stock issuances, debt issuances, inorganic transactions, and certain other uses.

6 We believe that the targets were designed to be reasonably achievable with strong management performance and the coordinated, cross-functional focus and effort of the NEOs, and did not reflect unrealistic targets that may encourage excessive risk-taking.

AHL’s 2022 performance based on the five corporate objectives described above, would have resulted in a payout level equal to 114% of the corporate target opportunity based on actual performance of each metric limited by performance caps. The compensation committee, in consultation with management, approved an actual payout level equal to 130%, based on not having such caps apply to the organic deposit and new business profitability measures, deeming excess equity capital met at target and then reducing the resulting payout from 140% to 130%. This was in recognition of extraordinary performance in 2022 for organic volumes, and high performance in the face of market conditions causing AHL to use more capital than expected and given the inability to access the capital markets at attractive financing terms.

The investment portfolio total return performance objectives are assessed based on a prescribed formula. For the investment portfolio total return performance objective based on AHL’s non-alternative investment performance, the compensation committee compared AHL’s results of (0.64)% for the 33-month period ending September 30, 2022 to (1.19)% for the Barclays US Aggregate Bond Index , which pursuant to the formula resulted in payout of 100% of the award for this objective. For the investment portfolio total return performance objective based on AHL’s alternative investment performance, the compensation committee compared AHL’s results of 13.30% for the 33-month period ending September 30, 2022 to 3.35% for the 50-50 blended index described above, which pursuant to the formula resulted in payout of 120% of the award.

The annual incentive bonus RSU awards vest in two equal annual installments, consistent with past practice for Mr. Belardi.

Employment Agreements

Our NEOs are party to employment, non-competition and non-solicitation agreements, as summarized below. All such agreements were entered into before 2022 (except for Mr. Belardi, whose employment agreement was entered into in 2022).

Employment, Non-Competition and Non-Solicitation Agreements with Chief Executive Officer, Marc Rowan

On December 31, 2021, we renewed the employment, non-competition and non-solicitation agreement with our Chief Executive Officer, Marc Rowan, who ceased to be the chief executive officer of AAM on that date and upon the closing of the Mergers became the Chief Executive Officer of AGM. The agreement is similar to his previous agreements and was extended by two years, to the end of 2023. Mr. Rowan’s annual base salary under the agreement remains $100,000 per year.

Employment, Non-Competition and Non-Solicitation Agreement with Chief Financial Officer, Martin Kelly

On July 2, 2012, we entered into an employment, non-competition and non-solicitation agreement with Martin Kelly, our Chief
Financial Officer. Mr. Kelly’s annual base salary is $1,000,000 and he is eligible for an annual allocation from the incentive pool in an amount to be determined by the compensation committee in its discretion.

Employment, Non-Competition and Non-Solicitation Agreement with Co-President, Scott Kleinman

On November 30, 2021, an ad hoc compensation committee (that preceded the formation of the compensation committee)approved a new employment agreement for Scott Kleinman, a Co-President of AAM. This new agreement governs his compensation for five years as he co-leads AAM following the Mergers. Under this agreement, he gave up all existing cash incentive compensation arrangements to the extent unvested and agreed to forgo all future entitlements in respect of bonus, unvested carry and other forms of compensation. In return, he earns the equivalent of one million shares per year for five years, plus the opportunity to earn an additional one million shares for meeting the fee-related earnings and spread-related earnings per share targets that AAM established in materials it shared with its public stockholders on October 19, 2021, in connection with its Investor Day. None of the shares underlying this one-time grant of six million RSUs will be delivered or transferable until five years after grant. Consistent with Apollo’s compensation philosophy of encouraging and rewarding extended periods of outstanding service, three million shares were vested at grant (subject to certain restrictive covenants) and the remainder are eligible to vest at the end of five years. We believe this arrangement drives complete alignment with the Company’s stockholders.

Under his employment agreement, effective January 1, 2022, Mr. Kleinman receives an annual base salary of $100,000 per year and receives no further bonuses, allocations of performance fees or other forms of new compensation. As required by the terms of his current performance fee arrangements, Mr. Kleinman has made investments of his own capital in various funds we manage, which investments continue.

Employment and Partnership Interest Agreements with AHL Chairman and Chief Executive Officer, James R. Belardi

In 2009, Mr. Belardi founded ISG and prior to 2022, was party to two separate employment agreements with AHL and ISG (together, the “Prior Agreements”). Since its inception, Mr. Belardi has served as chief executive officer of ISG, which is an indirect subsidiary of AGM that manages investments for Athene. On June 16, 2022, following approval by the compensation committee, AHL and Mr. Belardi entered into an amended and restated employment agreement, which superseded the Prior Agreements, with no change to his annual base salary or annual incentive bonus opportunity.

Under his current agreement, Mr. Belardi is employed by AHL and continues to serve as both AHL’s chief executive officer and ISG’s chief executive officer. Mr. Belardi’s annual base salary of $1,875,000 and target annual incentive bonus opportunity of $1,850,000 are the same aggregate amounts as were payable under the Prior Agreements. Any annual incentive bonus may be paid in the form of cash or publicly tradeable securities that vest in annual installments (such amount was paid in February 2023 in the form of RSUs for services performed in 2022). The current term of the agreement will expire on December 31, 2023, and will automatically extend for subsequent one-year terms unless Mr. Belardi gives or receives notice of non-renewal prior to expiration of the then current term.

In 2009, when Mr. Belardi founded ISG, he was granted a partnership interest in ISG’s parent. This partnership interest provided Mr. Belardi 5% of the profit of ISG. On June 16, 2022, the partnership agreement of AISG Holdings LP was amended such that the ISG partnership interest provides quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, consistent with the fee agreement by and between ISG and AHL, and the fee agreement by and between ISG and ACRA, each as in effect from time to time. This formulation was intended to be substantially equivalent in value to Mr. Belardi’s previous 5% profit participation in ISG. The move to revenue sharing provides long-term alignment to invest in the ISG business to support future growth. This partnership interest results in distributions which, unlike dividends on common stock, are reported in the All Other Compensation column of the Summary Compensation Table pursuant to SEC rules.

Additionally, under his current agreement, Mr. Belardi receives an additional annual amount equal to 3% of the profits of ISGI, subject to Mr. Belardi’s continued employment with AHL through the date it pays its annual bonuses for the applicable year.

Employment, Non-Competition and Non-Solicitation Agreement with Chief Legal Officer, John Suydam

On July 19, 2017, we entered into an employment, non-competition and non-solicitation agreement with John Suydam, our chief legal officer, which we amended on December 20, 2019. Pursuant to his agreement, Mr. Suydam is entitled to an annual base salary of $2,500,000 and an annual incentive award in the form of RSUs that have an aggregate value of $3,750,000 and vest in four equal quarterly installments, subject to the Company’s receipt of performance fees sufficient to cover the associated equity-based compensation expense.

Shareholder Advisory Vote

In 2020, our stockholders approved a triennial schedule for the say-on-pay advisory vote, which we adopted as our practice. In the last say-on-pay advisory vote in 2020, we received 97.55% approval by stockholders represented in person or by proxy at the meeting in 2020. Our next say-on-pay advisory vote will occur in connection with our 2023 Annual Meeting.

Executive Share Ownership Guidelines

The compensation committee adopted the executive share ownership guidelines, effective as of November 1, 2022, pursuant to which all executive officers of AGM, as well as certain members of senior management of AAM and AHL, are subject to minimum stock ownership requirements in connection with their service. The executive share ownership guidelines are consistent with good governance and enhance alignment with stockholders. The named executive officers are required to hold shares of common stock with the following aggregate values: Mr. Rowan, $15 million; each of Messrs. Kleinman and Belardi, $10 million; and each of Messrs. Kelly and Suydam, three times his annual base salary. All of the named executive officers are in compliance with their respective requirements under the executive share ownership guidelines.

Compensation Consultant

The compensation committee utilizes Semler Brossy as a third-party compensation consultant to provide independent advice, research and evaluation in connection with the design of our compensation for our executive officers and directors.

Tax and Accounting Considerations

We consider the tax and accounting impact of compensation alongside the objectives of the executive compensation programs and our compensation philosophy.

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally disallows, absent a “grandfathering” or other available exemption, a tax deduction to public companies for compensation paid in excess of $1 million to “covered employees” under Section 162(m) (generally, such company’s chief executive officer, its chief financial officer, its three other highest paid executive officers and certain individuals who were covered employees in years other than the then-current taxable year).

Under final regulations released in December 2020 that reversed a long-standing position of the Internal Revenue Service, Section 162(m) applies to corporations, such as the Company, in respect of the compensation of covered employees of an operating partnership for which the compensation deduction is allocable to the corporation based on its interest in the partnership. While we consider the deductibility of compensation as a factor in making compensation decisions, we retain the flexibility to provide compensation that is consistent with the Company’s goals for its executive compensation program, even if such compensation is not tax deductible.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee is or has been an officer or employee of the Company. No member of the compensation committee is, or was in 2022, an executive officer of another entity at which one of our executive officers serves, or served in 2022, on either the board of directors or the compensation committee. Messrs. Kleinman and Zelter, who serve as executive officers and directors of AGM, also serve as directors and executive officers of AAM, our controlled subsidiary that does not have a board committee overseeing compensation. In addition, our CEO, Mr. Rowan, serves on the executive committee of the board of directors of AHL. The AHL executive committee is responsible for the compensation of the named executive officers of AHL other than Mr. Belardi, who is AHL’s chief executive officer and serves on our board. For information about related person transactions involving members of our Board of Directors, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Compensation Committee Report

The compensation committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.
Marc Beilinson
Richard Emerson
Lynn Swann

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning the compensation earned by, awarded or paid to our principal executive officer, our principal financial officer and our three other most highly compensated executive officers for the fiscal year ended December 31, 2022. For Mr. Kleinman, 2022 amounts in the “Stock Awards” column relate to legacy performance fee programs in which he had vested before 2022 that require that a portion of the performance fee amounts be used to purchase restricted shares of common stock. Similarly, awards reported under the “All Other Compensation” column for Messrs. Kleinman and Belardi are distributions with respect to vested partnership interests that were awarded prior to 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)[1]	All Other Compensation ($)[2]	Total ($)
Marc Rowan, Chief Executive Officer	2022	100,000		—		—	210,011	310,011
	2021	100,000		—		—	202,310	302,310
	2020	100,000		—		—	180,340	280,340
Martin Kelly, Chief Financial Officer	2022	1,000,000		—		1,082,082	1,491,637	3,573,719
	2021	1,000,000		—		19,160,680	4,135,828	24,296,508
	2020	1,000,000		—		7,396,975	1,109,528	9,506,503
Scott Kleinman, Co-President of AAM	2022	100,000		—		3,976,560	8,081,234	12,157,794
	2021	1,200,000		—		392,478,845	43,308,266	436,987,111
	2020	1,200,000		—		3,453,704	3,014,797	7,668,501
James Belardi, Chairman and Chief Executive Officer of AHL	2022	1,741,141	[3]	209,326	[4]	6,428,865	36,316,113	44,695,445
John Suydam, Chief Legal Officer of AGM	2022	2,500,000		—		3,961,338	1,928,714	8,390,052

[1] Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. For Mr. Belardi, includes both the annual incentive bonus RSUs and the long-term incentive RSUs granted to him in 2022. For Mr. Kleinman, amounts shown relate to legacy performance fee programs in which he had vested before 2022 that require that a portion of the performance fee amounts be used to purchase restricted shares of common stock. The amounts shown in this column do not reflect compensation actually received by the named executive officers, but instead represent the aggregate grant date fair value of the awards. See note 14 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards.

[2] Amounts included for 2022 represent, in part, actual incentive pool cash distributions of $1,175,000 for Mr. Kelly, realized carry cash distributions of $66,637 for Mr. Kelly, $8,081,234 for Mr. Kleinman and $1,678,714 for Mr. Suydam and partner benefits stipends of $250,000 for each of Messrs. Kelly and Suydam. For Mr. Belardi, the amount includes distributions on his ISG partnership interest totaling $35,292,707 and amounts in respect of his ISGI profits entitlement ($885,191), fees paid by AHL for financial and estate planning services ($133,859), primarily to assist Mr. Belardi with estate planning with respect to his equity holdings, and fees paid by AHL for UK tax preparation services ($4,356). AHL maintains a corporate aircraft for efficiency and business planning purposes. Mr. Belardi used the corporate aircraft for one personal flight in 2022 and fully reimbursed AHL for this personal use. Accordingly, no amount is reflected for such use. Personal use of the AHL corporate aircraft is subject to a formal policy that was approved by the compensation committee in 2022 that sets forth the criteria and procedures applicable to its use. Mr. Belardi and AHL have entered into a time-sharing agreement, pursuant to which Mr. Belardi may use the corporate aircraft for up to 25 flight hours per year, provided that the number of flight hours and other incidentals under such agreement shall be further limited so that the amount of payments from Mr. Belardi pursuant to such agreement (including such tax payments) shall not exceed $120,000 in any AHL fiscal year. Occasionally, a guest may accompany Mr. Belardi on AHL corporate aircraft when the aircraft is already scheduled for business purposes and can accommodate additional passengers. In those cases, there is no additional aggregate incremental cost to AHL and, as a result, no amount would be reflected in the Summary Compensation Table for the applicable year. The “All Other Compensation” column for 2022 also includes costs relating to Company-provided cars and drivers for the business and personal use of Mr. Rowan. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency and added security and confidentiality that it offers. Mr. Rowan’s personal use cost was approximately $193,140 and includes both fixed and variable costs, including lease costs, driver compensation, driver meals, fuel, parking, tolls, repairs, maintenance and insurance. Except as discussed in this paragraph, no 2022 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The 2022 cost of excess liability insurance provided to our named executive officers falls below this threshold. Messrs. Kelly, Kleinman and Suydam did not receive perquisites or personal benefits in 2022, except for incidental benefits having an aggregate value of less than $10,000. Our named executive officers also receive secretarial support with respect to personal matters, for which we incur no incremental cost. Accordingly, no such amounts are included in the Summary Compensation Table.

[3] The amount reported in the salary column for Mr. Belardi for 2022 represents his annualized base salary of $1,875,000, reduced by $133,859 that was deducted from his salary in respect of fees for financial and estate planning services prior to entry into his amended and restated employment agreement, as described in footnote 2 above.

[4] This amount represents the January 2022 payout of the supplemental cash bonus that had been awarded to Mr. Belardi by the AHL compensation committee in February 2021. This is the second of two installments that were payable under that legacy AHL cash bonus award.

Grants of Plan-Based Awards

The following table presents information regarding RSUs and restricted shares granted to our named executive officers under our 2019 Omnibus Equity Incentive Plans in 2022. No options were granted to a named executive officer in 2022.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)[1]		Grant Date Fair Value or Modification Date Incremental Fair Value of Stock and Option Awards ($)[2]
Marc Rowan	—	—		—
Martin Kelly	February 17, 2022	17,006		1,069,677
	February 15, 2022	162		11,181
	August 16, 2022	9		531
	November 15, 2022	11		692
Scott Kleinman	February 15, 2022	22,051		1,521,960
	February 15, 2022	22,190		1,531,554
	May 16, 2022	9,082		473,758
	August 16, 2022	457		26,959
	August 16, 2022	2,792		164,701
	November 15, 2022	725		45,612
	November 15, 2022	3,370		212,016
James Belardi	February 23, 2022	17,149	[3]	1,029,111
	February 23, 2022	17,150	[3]	1,029,172
	February 23, 2022	36,495	[4]	2,185,321
	February 23, 2022	36,494	[4]	2,185,261
John Suydam	February 17, 2022	54,741		3,373,140
	February 15, 2022	2,334		161,092
	February 15, 2022	4,718		325,635
	May 16, 2022	804		41,940
	August 16, 2022	48		2,832
	August 16, 2022	317		18,700
	November 15, 2022	57		3,586
	November 15, 2022	547		34,413

[1] Represents the number of RSUs and restricted shares granted, as applicable. RSUs and restricted shares are discussed above under “—Compensation Elements for Named Executive Officers—RSUs” and “Compensation Elements for Named Executive Officers—Performance Fees: Dedicated,” respectively. Except for the RSUs (which awards were all granted on February 17 or 23, 2022), all awards were restricted shares granted in respect of performance fee entitlements entered into prior to 2022.

[2] Represents the aggregate grant date fair value of the RSUs and restricted shares granted in 2022, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received, but instead represent the aggregate grant date fair value of the award.

[3] Represents the grant made in respect of Mr. Belardi’s annual incentive award.
[4] Represents the grant made in respect of Mr. Belardi’s long-term award.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding unvested RSU and restricted share awards made by us to our named executive officers under the equity plans that were outstanding at December 31, 2022. Mr. Belardi is our only named executive officer who held options at fiscal year-end, which options were granted before 2022.

Name	Grant Date	Grant Type	Number of Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Shares, Units or Other Rights That Have Not Vested ($)[1]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)[2]
Marc Rowan	—	—	—		—	—		—
Martin Kelly	November 15, 2022	Restricted Shares	11	[3]	702	—		—
	August 16, 2022	Restricted Shares	9	[4]	574	—		—
	February 17, 2022	RSUs	11,338	[5]	723,251	—		—
	February 15, 2022	Restricted Shares	108	[6]	6,889	—		—
	November 17, 2021	Restricted Shares	134	[7]	8,548	—		—
	August 17, 2021	Restricted Shares	811	[8]	51,734	—		—
	February 19, 2021	RSUs	3,788	[9]	241,637	—		—
	February 19, 2021	RSUs	46,823	[10]	2,986,839	—		—
	February 19, 2021	RSUs	3,902	[11]	248,909	—		—
	February 11, 2020	RSUs	94,692	[12]	6,040,403	—		—
	January 10, 2019	RSUs	40,097	[13]	2,557,788	—		—
Scott Kleinman	November 15, 2022	Restricted Shares	3,370	[3]	214,972	—		—
	November 15, 2022	Restricted Shares	725	[3]	46,248	—		—
	August 16, 2022	Restricted Shares	2,792	[4]	178,102	—		—
	August 16, 2022	Restricted Shares	457	[4]	29,152	—		—
	May 16, 2022	Restricted Shares	9,082	[14]	579,341	—		—
	February 15, 2022	Restricted Shares	14,794	[15]	943,709	—		—
	February 15, 2022	Restricted Shares	14,701	[16]	937,777	—		—
	December 1, 2021	RSUs	—		—	1,000,000	[17]	63,790,001
	December 1, 2021	RSUs	2,000,000	[18]	127,580,002	—		—
	November 17, 2021	Restricted Shares	19,563	[7]	1,247,924	—		—
	November 17, 2021	Restricted Shares	27,784	[7]	1,772,341	—		—
	August 17, 2021	Restricted Shares	45,844	[8]	2,924,389	—		—
	February 19, 2021	RSUs	1,400	[23]	89,306	—		—
	January 8, 2018	RSUs	160,000	[19]	10,206,400	—		—
James Belardi	February 23, 2022	RSUs	24,330	[5]	1,552,011	—		—
	February 23, 2022	RSUs	24,330	[5]	1,552,011	—		—
	February 23, 2022	RSUs	8,575	[22]	546,999	—		—
	February 23, 2022	RSUs	8,575	[22]	546,999	—		—
	May 18, 2021	RSUs	14,590	[22]	930,696	—		—
	February 22, 2021	RSUs	10,265	[9]	654,804	—		—
	February 22, 2021	RSUs	10,265	[9]	654,804	—		—
	February 22, 2021	Restricted Shares	12,101	[24]	771,923	—		—
	February 21, 2020	RSUs	4,816	[24]	307,213	—		—
	February 21, 2020	RSUs	28,892	[24]	1,843,020	—		—

John Suydam	November 15, 2022	Restricted Shares	195	[3]	12,439	—	—
	November 15, 2022	Restricted Shares	352	[3]	22,454	—	—
	November 15, 2022	Restricted Shares	57	[3]	3,636	—	—
	August 16, 2022	Restricted Shares	317	[4]	20,221	—	—
	August 16, 2022	Restricted Shares	48	[4]	3,062	—	—
	May 16, 2022	Restricted Shares	804	[14]	51,287	—	—
	February 17, 2022	RSUs	13,686	[19]	873,030	—	—
	February 15, 2022	Restricted Shares	3,146	[6]	200,683	—	—
	February 15, 2022	Restricted Shares	1,556	[6]	99,257	—	—
	November 17, 2021	Restricted Shares	3,010	[7]	192,008	—	—
	November 17, 2021	Restricted Shares	2,072	[7]	132,173	—	—
	August 17, 2021	Restricted Shares	3,185	[8]	203,171	—	—

Name	Grant Date	Grant Type	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) (Unexercisable)		Option Exercise Price ($)	Option Expiration Date
James Belardi	February 22, 2021	Options	22,476	44,954	[20]	40.60	February 22, 2031
	February 28, 2020	Options	44,658	22,332	[21]	43.27	February 21, 2030
	April 3, 2019	Options	74,033	—		36.94	April 3, 2029
	February 27, 2018	Options	76,153	—		41.82	February 27, 2028
	March 21, 2017	Options	76,153	—		44.10	March 21, 2027
	June 6, 2016	Options	147,813	—		29.55	June 6, 2026

[1] The dollar amounts shown in this column are determined by multiplying the number of shares or units reported in the “Number of Shares, Units or Other Rights That Have Not Vested” column by $63.79, the closing price of a share of common stock on the last trading day of 2022.

[2] The dollar amounts shown in this column are determined by multiplying the number of shares or units reported in the “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” column by $63.79, the closing price of a share of common stock on the last trading day of 2022.

[3] Restricted shares that vest in substantially equal annual installments on August 15 of each of 2023, 2024 and 2025.
[4] Restricted shares that vest in substantially equal annual installments on May 15 of each of 2023, 2024 and 2025.
5 RSUs that vest in substantially equal annual installments on December 31 of each of 2023 and 2024.
[6] Restricted shares that vest in substantially equal annual installments on November 15 of each of 2023 and 2024.
[7] Restricted shares that vest in substantially equal annual installments on August 15 of each of 2023 and 2024.
[8] Restricted shares that vest in substantially equal annual installments on May 15 of each of 2023 and 2024.
9 RSUs that vest in substantially equal annual installments on January 1 of each of 2023 and 2024.
10 RSUs that vest in substantially equal annual installments on January 1 of each of 2023, 2024, 2025 and 2026, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

11 RSUs that vest in substantially equal annual installments on January 1, 2023 and 2024, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

12 RSUs that vest in substantially equal annual installments on January 1 of each of 2023, 2024 and 2025, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

13 RSUs that vest in substantially equal annual installments on January 1 of each of 2023 and 2024, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

[14] Restricted shares that vest in substantially equal annual installments on February 15 of each of 2023, 2024 and 2025.
[15] Restricted shares that vest in substantially equal annual installments on November 15 of each of 2023 and 2024.
[16] Restricted shares that vest in substantially equal annual installments on November 15 of each of 2023 and 2024.
17 RSUs that vest on April 1, 2027, subject to achievement of fee-related and spread-related earnings targets.
18 RSUs that vest on January 1, 2027.
19 RSUs that vest on January 1, 2023, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

[20] Options that vest in substantially equal annual installments on January 1 of each of 2023 and 2024.
[21] Options that vest on January 1, 2023.
22 RSUs that vest on December 31, 2023.
[23] Restricted shares that vest on January 1, 2023.
24 RSUs that vest on January 1, 2023.

Option Exercises and Stock Vested

The following table presents information regarding the number of outstanding initially unvested RSUs and restricted shares held by our named executive officers that vested during 2022 and the number of vested RSUs that were granted during 2022. The amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of RSUs and restricted shares that vested (or that were vested at grant) during 2022 based on the closing price of a share of common stock on the date of vesting. Shares received by our named executive officers in respect of vested RSUs are subject to our retained ownership requirements prescribed under the executive share ownership guidelines. No options were exercised by our named executive officers in 2022.

Name	Type of Award	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)[1]
Marc Rowan	—	—	—
Martin Kelly	RSUs	78,809	5,532,393
	Restricted Shares	1,168	70,597
Scott Kleinman	RSUs	161,399	11,534,042
	Restricted Shares	97,559	5,957,056
James Belardi	RSUs	99,912	6,509,531
	Restricted Shares	77,513	5,210,289
John Suydam	RSUs	62,852	3,848,182
	Restricted Shares	8,328	512,157

[1] Amounts calculated by multiplying the number of RSUs or restricted shares held by the named executive officer that vested on each applicable vesting date in 2022 by the closing price per share on that date. Except for RSUs that were vested at grant, for which the associated shares are not scheduled to be delivered until 2027, shares underlying the vested RSUs were issued to the named executive officer shortly after they vested.

Potential Payments upon Termination or Change in Control

None of the named executive officers, except for Mr. Belardi, is entitled to payment or other benefits in connection with a change in control.

Mr. Rowan is not entitled to severance or other payments or benefits in the event of a termination of employment with AGM. Mr. Rowan is required to protect the confidential information of Apollo both during and after his employment. In addition, until two years after the termination, he is required to refrain from soliciting employees or interfering with our relationships with investors and, for 18 months to refrain from competing with us in a business that involves primarily (i.e., more than 50%) third-party capital.

If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, he will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If his employment is terminated by us without cause, he will vest in 50% of any unvested portion of his restricted shares. If Mr. Kelly’s employment is terminated by reason of death or disability, he will vest in 50% or more of any unvested portion of his RSUs, restricted shares and dedicated performance fee rights that are subject to vesting. All additional vesting of RSUs subject to the receipt of performance fees within prescribed periods remains subject to those requirements. If Mr. Kelly’s employment is terminated without cause, or he resigns, he will be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. We may terminate Mr. Kelly’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kelly is required to give us 90 days’ notice prior to a resignation for any reason. He is required to protect the confidential information of Apollo both during and after employment. In addition, Mr. Kelly is obligated to refrain from soliciting our employees until 18 months after employment, from soliciting our investors or other business relations until 12 months after employment and from competing with us until nine months after employment.

We may terminate Mr. Kleinman’s employment with or without cause, and we must provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kleinman is required to provide 90 days’ notice prior to a resignation for any reason. If his employment is terminated by us without cause, he will vest in 50% of any unvested portion of his restricted shares, and upon such a termination or a resignation with good reason, Mr. Kleinman will vest in 100% of the time-vesting RSUs granted to him in December 2021. Upon his termination of employment by reason of death or disability, Mr.

Kleinman will vest in 50% or more of his then-unvested RSUs and restricted shares. All additional vesting of RSUs subject to the Company’s receipt of performance fees within prescribed periods remains subject to those requirements. If Mr. Kleinman’s employment is terminated without cause, or he resigns for any reason, he will be entitled to retain his vested dedicated performance fee rights. Mr. Kleinman is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 24 months after employment, he is obligated to refrain from soliciting our employees, investors or other business relations, and, during employment and for 18 months thereafter, from competing with us.

We may terminate Mr. Belardi’s employment with or without cause, and he will provide at least 90 days’ notice of his resignation without good reason. Severance is payable to Mr. Belardi on a termination of employment by AHL without cause or by reason of nonrenewal of the term of his employment agreement, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability (each, an “involuntary termination”), equal to his annual base salary and a pro rata bonus for the year of termination based, in part, on the bonus and annual salary paid to him in the year preceding his termination. Upon an involuntary termination other than due to death or disability, Mr. Belardi is also entitled to additional severance equal to his target annual incentive bonus multiplied by a fraction, the numerator of which is his annual incentive bonus for the previous fiscal year and the denominator of which is his annual base salary for the previous fiscal year. In addition, upon an involuntary termination, Mr. Belardi will be entitled to the reimbursement of the cost of continued medical coverage at active employee rates for up to 18 months, any outstanding and unvested time vesting profits units that are scheduled to vested during the one-year period immediately following the termination date will immediately vest, and any outstanding and unvested equity awards granted as a component of an annual incentive bonus will immediately vest, based on target performance with respect to any performance-vesting awards.

Mr. Belardi’s employment agreement contains customary restrictive covenants, including confidentiality and nondisclosure covenants, covenants not to compete or solicit customers for 12 months following the date on which he ceases to own or control his ISG partnership interest, and a covenant not to solicit employees for 24 months following termination.

To the extent that any payment, benefit or distribution of any type to or for the benefit of Mr. Belardi would be subject to the excise tax imposed under Section 4999 of the Code, then such payments, benefits or distributions will be reduced (but not below zero) so that the maximum amount of such payments, benefits or distributions will be one dollar less than the amount which would cause them to be subject to such excise tax, unless Mr. Belardi makes the Company and its affiliates whole on an after-tax basis for any adverse tax consequences imposed on the Company and its affiliates under Section 280G of the Code as a result of not reducing such payments, benefits or distributions.

Under the ISG partnership agreement, on an involuntary termination or a resignation that satisfies the partnership agreement’s notice and other requirements, on or after December 31, 2023, Mr. Belardi’s ISG partnership interest will be redeemable for an amount equal to five times the average annual distributions on the ISG partnership interest for the preceding two years. His ISG partnership interest will also be redeemable for a prorated amount following an earlier involuntary termination, based on the number of days that precede such termination during the three-year period ending December 31, 2023. Any redemption of the ISG partnership interest is subject to Mr. Belardi’s continued compliance with all applicable restrictive covenants, and may be settled in cash or stock at our option. Mr. Belardi is obligated to protect our confidential information both during and after employment. He is also obligated to refrain from competing or soliciting customers until 12 months after he ceases to own or control his ISG partnership interest, and from soliciting employees until 24 months after such cessation.

We may terminate Mr. Suydam’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. If Mr. Suydam’s employment is terminated by us without cause or he resigns for good reason, he will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If his employment is terminated by reason of death or disability, he will vest in 50% of his then unvested RSUs, restricted shares and dedicated performance fee rights that are subject to vesting. If Mr. Suydam’s employment is terminated without cause, or he resigns, he will be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. Upon his termination of employment, Mr. Suydam will vest in 100% of his then unvested restricted shares, subject to his continued compliance with his noncompetition obligations and his agreement to be available to consult with us from time to time for two years. Mr. Suydam is required to protect the confidential information of Apollo both during and after employment. In addition, to the extent consistent with appliable rules, he is obligated to refrain from soliciting our employees until 18 months after employment, from soliciting our investors or other business relations until 12 months after employment and from competing with us until nine months after employment.

The following table lists the estimated amounts that would have been payable to each of our named executive officers under his employment arrangements and outstanding equity awards in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination, assuming that the applicable triggering event occurred on December 31, 2022, and that the price per share was $63.79, which was the closing price of a share of common stock on the last trading day of the year. As described above and in footnote 4 below, Mr. Belardi also would have been eligible to receive an amount in redemption of his ISG partnership interest in connection with certain terminations of his employment.

Name	Reason for Employment Termination	Estimated Value of Cash Payments ($)[1]	Estimated Value of Equity Acceleration ($)[2]
Marc Rowan	Cause	—	—
	Death, disability	—	—
Martin Kelly	Without cause	512,553	34,223
	By executive for good reason	512,553	—
	Death, disability	—	6,433,636
Scott Kleinman	Without cause[3]	—	132,016,979
	Death, disability	—	105,269,832
James Belardi	Without cause or by executive for good reason[4]	6,566,693	1,865,922
	Without cause or by executive for good reason in connection with a Change in Control[4]	6,566,693	9,515,180
	Death, disability[4]	4,193,156	9,980,528
John Suydam	Without cause[3]	1,262,553	470,196
	By executive for good reason	1,262,553	—
	Death, disability	—	906,711

[1] This amount would have been payable to the named executive officer had his employment been terminated by the Company without cause (and other than by reason of death or disability) or for good reason on December 31, 2022.

[2] This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column “Reason for Employment Termination,” on December 31, 2022, based on the closing price of a share of common stock ($63.79) on the last trading day of the year. For this purpose, awards that are subject to performance vesting conditions have been treated as having attained such conditions. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding the named executive officer’s unvested equity as of December 31, 2022.

[3] Solely for the December 2021 time-vesting RSU awards, also includes a termination by the executive for good reason.
4 In addition, in redemption of his ISG partnership interest, Mr. Belardi would have been eligible to receive $116,341,805 in connection with the applicable involuntary termination on December 31, 2022.

CEO to Median Employee Pay Ratio

SEC rules require companies to disclose the ratio of the total annual compensation of the principal executive officer (“PEO”) to the total annual compensation of the median employee (calculated excluding the PEO), and our ratio is as follows:

Mr. Rowan’s total annual compensation as PEO: $310,011
Median employee total annual compensation: $170,035
Ratio of PEO to median employee total annual compensation: 1.8:1

In determining the median employee, we prepared a list of all employees as of December 31, 2022. Consistent with applicable rules, we used reasonable estimates in the methodology used to identify the median employee. We determined the median employee by reviewing the annualized base salary for 2022, the annual cash bonus paid in 2022 by employees other than the PEO. After we determined the median employee, we calculated the median employee’s total annual compensation in the same manner in which we calculated the total annual compensation of the PEO.

Director Compensation

We do not pay additional remuneration to our employee directors and did not pay any remuneration to former Managing Partner Joshua Harris for service on our Board of Directors.

Each independent director receives (i) a base annual director fee of $150,000, (ii) an additional annual director fee of $100,000 for serving as our Board of Directors’ Lead Independent Director or Non-Executive Chair, (iii) an annual director fee of $25,000 for each committee of the Board of Directors for which he or she served as a member and (iv) an additional annual director fee of $25,000 (incremental to the fee described in (iii) above) for each committee of the Board of Directors on which he or she served as the Chairperson. We also agreed to provide the Lead Independent Director or Non-Executive Chair with administrative assistance and office space as reasonably necessary to perform his or her duties. Walter Joseph (Jay) Clayton III currently serves as Non-Executive Chair of the Board of Directors.

Furthermore, each independent director initially elected to our Board of Directors received a one-time grant of RSUs with a value of $600,000 ($750,000 for the Lead Independent Director or Non-Executive Chair) that vests in equal annual installments on June 30 of each of the first, second and third years following the year that the grant is made. Incumbent independent directors who had fully vested in their initial RSU award received an annual RSU award with a value of $200,000 ($250,000 for the Lead Independent Director or Non-Executive Chair) that vests on June 30 of the year following the year that the grant is made.

Additionally, from time to time the Board of Directors forms ad hoc committees, whereby members are separately compensated at a rate of $25,000 per annum for their service, with the chair of any such committee receiving an additional $25,000 per annum. Non-employee directors who serve on the audit committee of AAM or the Board of Directors and committees of AHL also receive fees for such service, as further described in the annual reports for those companies and in a note to the below table.

We adopted director stock ownership guidelines in our Corporate Governance Guidelines to ensure that our independent directors maintain a meaningful equity stake in the Company and align their interests with those of our stockholders. Our director stock ownership guidelines provide that independent directors are expected to hold at least five times the director’s base annual cash retainer amount, currently $150,000, in Company stock. For purposes of satisfying these requirements, a director’s holdings in shares of common stock include, in addition to shares held outright, any vested RSUs granted to the director as compensation for board service and any shares or vested RSUs held under a deferral or similar plan. The only unvested awards counted for purposes of satisfying the guidelines are time-based RSUs granted to our independent directors as part of their compensation for board service. Independent directors of AGM are expected to achieve the guidelines within five years of the later of (i) the date they became subject to the guidelines, (ii) the date of a material change to the guidelines, or (iii) the date of any increase in their annual cash retainer to attain this ownership threshold. Whether a director meets the guidelines is determined at the beginning of each year by multiplying his or her share ownership by the average daily closing price per share of common stock on the New York Stock Exchange for the prior year. If a director is not in compliance with the stock ownership guidelines, then he or she is expected to retain all shares of common stock until the guidelines are met.

The following table provides the compensation for our independent directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)[2]	All Other Compensation ($)[3]	Total ($)
Walter (Jay) Clayton	338,056	—	—	338,056
Marc Beilinson	224,722	536,870	—	761,592
Jessica Bibliowicz	131,250	536,870	—	668,120
Michael Ducey	175,000	183,924	2,500	361,424
Richard Emerson	175,000	—	—	175,000
Kerry Murphy Healey	200,000	—	2,500	202,500
Mitra Hormozi	213,056	536,870	2,500	752,426
Pamela Joyner	175,000	—	—	175,000
A.B. Krongard	225,000	183,924	2,500	411,424
Pauline Richards	225,000	183,924	2,500	411,424
David Simon	150,000	—	—	150,000
Lynn Swann	175,000	536,870	—	711,870

[1] Represent cash amounts earned in 2022 for service on the Board of Directors and its committees, including, for Mr. Clayton, the fee for serving as Non-Executive Chair. These amounts were earned in 2022 and accordingly the above figures include amounts that were paid in 2023 but earned in 2022 and exclude amounts (having the same value) that were earned in 2021 and paid in 2022.

[2] Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. See note 14 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards. The amounts shown do not reflect compensation actually received by the independent directors, but instead represent the aggregate grant date fair value of the awards. Unvested director RSUs are not entitled to dividends or dividend equivalents. As of December 31, 2022, each of our independent directors held RSUs that were unvested and outstanding.

[3] (a) Matching charitable contributions made to a charity of the director’s choice by an affiliate of AGM.
  (b) AHL, which is a public company subject to complex, multi-jurisdictional insurance industry regulation, has a robust majority independent board of directors that meets at least quarterly, has numerous active committees, and assists AHL in managing conflicts. Like other AHL non-employee directors, Mr. Beilinson, Ms. Hormozi and Mr. Swann received an annual retainer of $270,000 for their service on the AHL Board in 2022. Mr. Beilinson and Ms. Hormozi also received $21,000 in 2022 for their service on AHL standing committees. In light of his workload and broad responsibilities, Mr. Beilinson also received $36,750 in 2022 for his work as lead independent director of AHL. The AHL board of directors also forms special committees from time to time to evaluate and provide recommendations to the AHL board on potential significant transactions, including transactions involving AGM, AAM and their subsidiaries that are outside the ordinary responsibilities of the conflicts committee. Due to the extensive demands on special committee members as a result of the conflicts involved and the complexity of the underlying transactions, the AHL board of directors provides certain fixed fees to compensate special committee members for their additional service. In 2022, Mr. Beilinson served on an AHL special committee relating to the Mergers, for which he received compensation of $50,000 per month through September 2022, after which time the committee completed its work and disbanded in the fourth quarter of 2022. Mr. Beilinson also served on an AHL special litigation committee in 2022, for which he received $12,500 per month. In addition, Ms. Hormozi received $75,000 for her service on certain AHL subsidiary boards. Accordingly, aggregate fees for their service on the AHL board and its committees in 2022 were as follows: for Mr. Beilinson, $927,750; for Ms. Hormozi, $366,000; and for Mr. Swann, $270,000. The AAM board of directors does not compensate its board members except for their service on its audit committee. For their service on the AAM audit committee in 2022, Ms. Bibliowicz, Mr. Ducey, Mr. Krongard and Ms. Richards each received $25,000 (which for Ms. Bibliowicz was prorated to $18,750 to reflect that she joined the AAM audit committee on March 31, 2022), with Ms. Richards receiving an additional $25,000 for her service as chair of the AAM audit committee. The amounts described in this paragraph (b) are additional to those that appear in the above table.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock as of February 1, 2023 by (i) each person known to us to beneficially own more than 5% of the voting outstanding equity securities of AGM listed in the table below, (ii) each of our directors, (iii) persons chosen to become a director, (iv) each person who is a named executive officer for 2022 and (v) all directors and executive officers as a group.

The number of shares of Common Stock issued and outstanding and the percentages of beneficial ownership are based on 570,451,922 shares of Common Stock issued and outstanding as of February 1, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the shares of Common Stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws. Unless otherwise indicated, the address of each person named in the table is c/o Apollo Global Management, Inc., 9 West 57th Street, 42nd Floor, New York, NY 10019.

	Common Stock Beneficially Owned
	Number[1]	Percentage
Directors and Executive Officers:
Marc Beilinson	100,755	*
James Belardi[2]	6,271,897	1.1%
Jessica Bibliowicz	—	—
Walter (Jay) Clayton	24,824	*
Mike Ducey[3]	62,572	*
Richard Emerson	3,512	*
Kerry Murphy Healey	10,534	*
Mitra Hormozi[4]	17,202	*
Pamela Joyner	3,930	*
Martin Kelly	184,991	*
Scott Kleinman[5]	3,886,991	*
A.B. Krongard[6]	433,581	*
Pauline Richards	75,743	*
Marc Rowan[7]	34,982,816	6.1%
David Simon	3,372	*
John Suydam[8]	221,238	*
Lynn Swann	5,510	*
Patrick Toomey[9]	—	—
James Zelter[7,10]	3,565,712	*
All directors and executive officers as a group (nineteen persons)[11]	49,860,927	8.7%
5% Stockholders:
Leon Black[12]	51,735,773	9.1%
Joshua Harris[7,13]	38,390,365	6.7%
The Vanguard Group[14]	35,866,248	6.3%
BlackRock, Inc.[15]	30,795,239	5.4%
Capital World Investors[16]	30,545,388	5.4%

*Represents less than 1%
[1] The number of shares included in the table above includes the following underlying RSUs that will be delivered within 60 days of February 1, 2023: 84,324 for Mr. Belardi; 39,208 shares for Mr. Kelly; 161,649 shares for Mr. Kleinman; 17,193 shares for Mr. Suydam; and 522,319 shares for Mr. Zelter.

[2] Includes 486,094 vested options to acquire Common Stock. The number of shares presented are directly and indirectly held by vehicles over which the named individual exercises voting and investment control. The number of shares also includes 373,219 shares held by the Belardi Family Irrevocable Trust, for which the named individual disclaims beneficial ownership.

[3] Includes 2,616 shares held by two trusts in the aggregate for the benefit of the named individual’s grandchildren, for which the named individual and several of his immediate family members are trustees and have shared investment power. The named individual disclaims beneficial ownership of the shares held in the trusts, except to the extent of his pecuniary interest therein. Also includes 5 shares held by a trust, an entity for which the named individual and his spouse have shared voting and investment power.

[4] Includes shares held by a third-party independently managed account that belongs to an entity controlled by the named individual’s spouse and over which the named individual’s spouse has a pecuniary interest.

[5] The number of shares presented are directly and indirectly held by vehicles over which the named individual exercises voting and investment control. The number of shares also includes shares held by a vehicle owned by the named individual and a trust for the benefit of the named individual’s descendants and for which the named individual’s father acts as trustee; the named individual disclaims beneficial ownership of the securities held by this vehicle except to the extent of his direct or indirect pecuniary interest.

[6] Includes 250,000 shares held by a trust for the benefit of the named individual’s children, for which the named individual’s children are the trustees. The named individual disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein. Also includes 113,043 shares held by a trust for the benefit of the named individual and for which the named individual’s children act as trustee; the named individual disclaims beneficial ownership of the securities held by this vehicle except to the extent of his pecuniary interest therein.

[7] The number of shares presented are directly and indirectly held by vehicles over which the named individual exercises voting and investment control.
[8] Includes 49,479 shares held by a trust for the benefit of the named individual’s spouse and children for which the named individual’s spouse is the trustee. The named individual disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein. Also includes 10,307 shares held by a vehicle in which the named individual owns 30% and 70% is owned by a trust for the benefit of the named individual’s grandchildren and for which the named individual’s spouse is trustee. The named individual disclaims beneficial ownership of the 70% owned by the trust.

9 On February 21, 2022, Senator Patrick Toomey was appointed to the AGM board of directors, effective March 15, 2023.
[10] Includes 113,276 shares which were gifted to JVZ Foundation, an entity over which the named individual exercises voting and investment control but over which he retains no pecuniary interest.
[11] The number of directors and executive officers as a group includes directors, director appointees, and current executive officers.

[12] Based on a Form 5 filed with the SEC on January 27, 2023 by Mr. Black. The address of Mr. Black is c/o Elysium Management LLC, 445 Park Avenue, Suite 1401, New York, NY 10022. As disclosed on Amendment No. 2 to the Schedule 13D filed with the SEC on August 16, 2022 by Mr. Black, the number of shares presented includes a total of 24,115,000 shares held by the named individual in one or more margin accounts subject to a standard margin loan arrangement.

[13] Based on the Schedule 13D filed with the SEC on January 11, 2022 by Mr. Harris. The address of Mr. Harris is HRS Management LLC, 600 Madison Avenue, New York, NY 10022.
[14] Based on information set forth in the Schedule 13G that The Vanguard Group filed with the SEC on February 9, 2023. The Vanguard Group reported that, as of December 30, 2022, it had shared voting power over 345,626 shares, sole dispositive power over 34,812,123 shares, shared dispositive power over 1,054,125 shares and no sole voting power. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

[15] Based on information set forth in the Schedule 13G that BlackRock, Inc. filed with the SEC on February 3, 2023. BlackRock reported that, as of December 31, 2022, it and its subsidiaries listed on Exhibit A of the Schedule 13G had sole voting power over 28,303,419 shares, sole dispositive power over 30,795,239 shares and no shared voting and dispositive powers. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

[16] Based on information set forth in the Schedule 13G that Capital World Investors filed with the SEC on February 13, 2023. Capital World Investors reported that, as of December 30, 2022, it had sole voting power over 30,545,374 shares, sole dispositive power over 30,545,388 shares and no shared voting and dispositive powers. Capital World Investors also indicated it disclaims beneficial ownership over 30,545,388 shares pursuant to Rule 13d-4. The address of Capital World Investors is 333 South Hope Street, 55th floor, Los Angeles, California 90071.

Securities Authorized for Issuance under the Equity Plan

The following table sets forth information concerning the awards that could be issued under the Equity Plan as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))[2]
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	27,712,793	$—	36,576,125
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	27,712,793	$—	36,576,125

[1] Reflects the aggregate number of outstanding RSUs granted under the Equity Plan as of December 31, 2022. Excludes RSUs and options assumed by AGM in the Mergers under the AHL 2014, 2016 and 2019 Share Incentive Plans. As of December 31, 2022, a total of 755,159 RSUs and options covering 2,403,536 shares remained outstanding under those assumed arrangements. The weighted average exercise price of those outstanding options is $39.04 per share.

[2] The shares of common stock reserved under the AGM 2019 Omnibus Equity Incentive Plan are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding shares of common stock or securities exchangeable for shares of common stock on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under such plan or the AGM 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles, or (ii) such lesser amount by which the administrator may decide to increase the number of shares of common stock as of such date. The number of shares reserved under such plans is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee shares that are forfeited, canceled, surrendered or exchanged from awards under such plans will be available for future awards.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of certain relationships and transactions since January 1, 2022, for which the amount involved exceeds $120,000 and our directors, executive officers, or shareholders that are known to us to beneficially own more than five percent of our common stock have a direct or indirect material interest as well as certain other transactions.

Stockholders Agreement

On January 1, 2022, we entered into the Stockholders Agreement with the Former Managing Partners and certain affiliates of the Former Managing Partners.

The Stockholders Agreement provides, among other things:

•AGM will nominate each Former Managing Partner (or his designee, as applicable) as part of the director slate of the board of directors, for so long as such Former Managing Partner, together with the members of his family group, beneficially owns at least $400 million in value or 10 million in number of shares of Common Stock (the “Ownership Threshold”);

•each Former Managing Partner (or his designee, as applicable), will, if requested by the board of directors, resign from the board of directors in the event that such Former Managing Partner no longer meets the Ownership Threshold;
•each Former Managing Partner, together with the members of his family group, agrees to vote all of his or their respective shares of Common Stock in favor of the election of the other Former Managing Partners (or their designees, as applicable);
•AGM will recommend that its stockholders vote in favor of the Former Managing Partners (or their designees, as applicable) and AGM will otherwise take reasonable action to support their nomination and election (including by filling vacancies on the board of directors, if necessary);
•each Former Managing Partner (but not his designee) will be entitled to a seat on the Executive Committee so long as such Former Managing Partner serves on the board of directors;
•AGM will not make any non-pro rata distributions or payments to any Former Managing Partners without the consent of the other Former Managing Partners;
•each Former Managing Partner and AGM agree not to take actions inconsistent with the terms of the Stockholders Agreement or in a manner that is discriminatory as to one or more of the Former Managing Partners, and will agree to oppose any such actions if proposed by others;
•each Former Managing Partner will have customary information rights regarding AGM’s business, so long as such Former Managing Partner, together with the members of his family group, meets an ownership threshold equal to 50% of the Ownership Threshold; and
•each Former Managing Partner will be entitled to the use of office space at AGM’s offices and administrative and logistics support provided by AGM; provided, that such Former Managing Partner continues to (a) provide services to AGM (other than as a member of the board of directors), (b) serve on the Executive Committee or (c) serve as the chairman of the board of directors or of any committee of the board of directors.

The Stockholders Agreement also grants to each Former Managing Partner (and his permitted transferees) the right, under certain circumstances and subject to certain restrictions, to require AGM to register under the Securities Act of 1933, as amended (the “Securities Act”), shares of Common Stock held or acquired by them. Under the Stockholders Agreement, each Former Managing Partner (and his permitted transferees) (i) has “demand” registration rights that require AGM to register under the Securities Act the shares of Common Stock that he (and his permitted transferees) holds or acquires, (ii) may require AGM to make available registration statements permitting sales of shares of Common Stock he holds or acquires in the market from time to time over an extended period and (iii) has the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other registration rights holders or initiated by AGM. AGM has agreed to indemnify each Former Managing Partner (and his permitted transferees, together with certain related parties) against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which such holder sells shares of Common Stock, unless such liability arose from the holder’s misstatement or omission, and each Former Managing Partner (and his permitted transferees) has agreed to indemnify AGM against all losses caused by his (or their) misstatements or omissions.

Registration Rights Agreement

On January 1, 2022, AGM entered into a Registration Rights Agreement with Mr. James Zelter and Mr. Scott Kleinman (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, AGM has granted Messrs. Zelter and Kleinman and their permitted transferees the right, under certain circumstances and subject to certain restrictions, to require AGM to register under the Securities Act, shares of Common Stock held or acquired by them. Under the Registration Rights Agreement, the registration rights holders (i) have “demand” registration rights that require AGM to register under the Securities Act the shares of Common Stock that they hold or acquire, (ii) may require AGM to make available registration statements permitting sales of shares of Common Stock they hold or acquire in the market from time to time over an extended period and (iii) have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other registration rights holders or initiated by AGM. AGM has agreed to indemnify each registration rights holder and certain related parties against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which such holder sells shares of Common Stock, unless such liability arose from the holder’s misstatement or omission, and each registration rights holder has agreed to indemnify AGM against all losses caused by his misstatements or omissions.

Exchange Implementation Agreement

On December 31, 2021, in connection with the restructuring of AAM that occurred prior to the closing of the Mergers (the “AAM restructuring”), AGM and certain other persons entered into an Exchange Implementation Agreement (the “Exchange

Implementation Agreement”) with certain holders of Apollo Operating Group (as defined in the amended and restated certificate of incorporation of AGM) units (“AOG Units”). Pursuant to the Exchange Implementation Agreement, such holders of AOG Units exchanged a portion of such AOG Units for shares of Common Stock concurrently with the consummation of the Mergers. Additionally, under the Exchange Implementation Agreement, on December 31, 2021, the remainder of the AOG Units held by such holders were sold and transferred to APO Corp., a wholly-owned subsidiary of AAM, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders as of immediately prior to the AAM restructuring. Such amount is payable over a period of three years in equal quarterly installments.

Roll-Up Agreements

Pursuant to the Roll-Up Agreements dated as of July 13, 2007, certain of AGM’s current and former employees (the “Contributing Partners”), including Messrs. Kleinman and Zelter received interests in AP Professional Holdings, L.P. (“Holdings”), which we refer to as AOG Units, in exchange for their contribution of assets to the limited partnerships and limited liability companies through which AAM operates its businesses. In connection with the closing of the Mergers, the Roll-Up Agreements were amended to remove all covenants and agreements contained therein other than provisions relating to certain previously consummated roll-up transactions and the litigation cooperation covenant and to add certain matters relating to AAM’s tax receivable agreement.

Amended and Restated Tax Receivable Agreement

Prior to the consummation of the AAM corporate reorganization on January 1, 2022, and subject to certain restrictions, each of the Former Managing Partners and Contributing Partners had the right to exchange the AOG Units that they held through their partnership interests in Holdings (together with the corresponding interest in AAM’s former share of Class B common stock) for AAM’s Class A shares in a taxable exchange. Each of the Apollo Operating Group entities having made an election under Section 754 of the Internal Revenue Code, any such taxable exchanges, as well as acquisitions of units from the Former Managing Partners or Contributing Partners, resulted in an adjustment to the tax basis of a portion of the assets owned by the Apollo Operating Group at the time of the exchange. These taxable exchanges resulted in increases in the tax depreciation and amortization deductions from depreciable and amortizable assets, as well as an increase in the tax basis of other assets, of the Apollo Operating Group that otherwise would not have been available. A portion of these increases in tax depreciation and amortization deductions, as well as the increase in the tax basis of such other assets, will reduce the amount of tax that AAM would otherwise be required to pay in the future.

AAM entered into a tax receivable agreement with the Former Managing Partners and Contributing Partners that provides for the payment by AMM to the Former Managing Partners or Contributing Partners of 85% of the amount of actual cash savings, if any, in U.S. Federal, state, local and foreign income tax that we realize (or are deemed to realize in the case of an early termination payment by us or a change of control) as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense, related to payments pursuant to the tax receivable agreement. AAM expects to benefit from the remaining 15% of actual cash savings, if any, in income tax that is realized. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing AAM’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the applicable Apollo Operating Group entity as a result of the transaction and had AAM not entered into the tax receivable agreement. The tax savings achieved may not ensure that AAM has sufficient cash available to pay its tax liability or generate additional distributions to stockholders. Also, we may need to incur additional debt to repay the tax receivable agreement if our cash flow needs are not met. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless AAM exercises the right to terminate the tax receivable agreement by paying an amount based on the present value of payments remaining to be made under the agreement with respect to units that have been exchanged or sold. In May 2022, AAM irrevocably waived its early termination right in the tax receivable agreement.

The Internal Revenue Service (the “IRS”) could challenge AAM’s claim to any increase in the tax basis of the assets owned by the Apollo Operating Group that resulted from the exchanges entered into by the Former Managing Partners or Contributing Partners. The IRS could also challenge any additional tax depreciation and amortization deductions or other tax benefits (including deductions for imputed interest expense associated with payments made under the tax receivable agreement) that AAM claimed as a result of, or in connection with, such increases in the tax basis of such assets. If the IRS were to successfully challenge a tax basis increase or tax benefits AAM previously claimed from a tax basis increase, the Former Managing Partners and Contributing Partners would not be obligated under the tax receivable agreement to reimburse AAM for any payments previously made to them (although any future payments would be adjusted to reflect the result of such challenge). As a result, in certain circumstances, payments could be made to the Former Managing Partners and Contributing Partners under the tax receivable agreement in excess of 85% of AAM’s actual aggregate cash tax savings. In general, estimating the amount of payments that may be made to the Former Managing Partners and Contributing Partners under the tax receivable agreement is by its nature, imprecise, in the absence of an actual transaction, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and the amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including, but not limited to, the timing and amount of our future income.

For the year ended December 31, 2022, AAM made payments totaling $46,448,460 to the Former Managing Partners and Contributing Partners who are executive officers (or to their estate planning vehicles) pursuant to the tax receivable agreement, related to tax benefits treated as realized thereunder by APO Corp. in 2021. Those payments included the following amounts: $12,742,800 for Mr. Black, $16,696,876 for Mr. Harris, $16,484,054 for Mr. Rowan, $348,903 for Mr. Kleinman, and $175,827 for Mr. Zelter.

Employment Arrangements

Please see the section entitled “Executive Compensation—Employment Agreements” and “—Potential Payments upon Termination or Change in Control” for a description of the employment agreements of our named executive officers who have employment agreements.

In addition, Joshua Black, a son of Leon Black, is currently employed as a Partner in AAM’s financial institutions group. He is entitled to receive a base salary, incentive compensation and employee benefits comparable to those offered to similarly situated employees of AAM. He is also eligible to receive an annual performance-based bonus in an amount determined by AAM in its discretion.

Firm Use of Private Aircraft

In the normal course of business, our personnel made use of aircraft owned as personal assets by entities controlled by Messrs. Rowan and Harris. Messrs. Rowan and Harris paid for their respective purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payments by us for the business use of these aircraft by Messrs. Rowan and Harris and other of our personnel are determined based on a specified hourly rate. In 2022, AAM made payments of $4,555,936 and $94,631 for the use of such aircraft owned by entities controlled by Messrs. Rowan and Harris, respectively.

Apollo Management Holdings, L.P. (“AMH”), a subsidiary of AGM, leases an aircraft from time to time for business use from Bank of Utah, not in its individual capacity but solely as owner trustee (“BOU”), of an aircraft beneficially owned by MarCar 5000 LLC (“MarCar”), a company beneficially owned by Marc Rowan. For its flights under the lease, AMH pays rent to BOU and pays the costs to hire flight crew and operate the aircraft. The agreements were approved by the Conflicts Committee of the AAM Board based on Apollo’s interest in ensuring the safety and security of Mr. Rowan for his business flights for Apollo. AMH also receives a waiver of liability claims from Mr. Rowan, MarCar and BOU. In 2022, AMH paid rent of $1,224,276 under the lease and paid additional costs of $777,030 for flight crew, fuel and operational expenses for its business use of the aircraft.

Investments in Apollo Funds

Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles controlled by them or their immediate family members) directly in the funds we manage and affiliated entities. In general, such investments are not subject to management fees, and in certain instances, may not be subject to performance fees. In addition, from time to time, our directors and executive officers are offered an opportunity to invest their own capital in vehicles managed by third-party sponsors with which we or AGM have a strategic relationship (such investments with third-party sponsors, “Third-Party Sponsored Fund Investments”). Such investment opportunities may not be subject to management fees and/or performance fees. The opportunity to invest in the funds we manage and such third-party sponsored vehicles in this manner is available to our directors, executive officers and those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. As of December 31, 2022, our professionals have committed or invested approximately $2.2 billion of their own capital to such funds.

The amount invested in our investment funds and in Third-Party Sponsored Fund Investments by our directors, executive officers and Messrs. Black and Harris (and their immediate family members or estate planning vehicles controlled by them or their immediate family members) during 2022 was $1,668,940, $5,903,163, $365,040, $305,936, $17,273,252, $1,244,077, $5,729,022, $23,198,718, $2,397,653, $8,546,645, $2,184,986, $1,390,530 and $138,416 for Messrs. Beilinson, Belardi, Black, Ducey, Harris, Kelly, Kleinman, Rowan, Simon, Suydam, and Zelter and Messes. Hormozi and Richards, respectively. The amount of distributions on their fund investments, including profits and return of capital to our directors and executive officers (and, in some cases, their immediate family members or certain estate planning vehicles controlled by them or their immediate family members) during 2022 was $850, $2,916,226, $3,070,580, $310,684, $14,276,660, $680,602, $9,768,077, $6,142,084, $1,700, $3,305,576, $2,790,446 and $66,448 for Messrs. Beilinson, Belardi, Black, Ducey, Harris, Kelly, Kleinman, Rowan, Simon, Suydam, and Zelter, and Ms. Richards, respectively.

Sub-Advisory Arrangements and Strategic Investment Accounts

From time to time, we have entered into sub-advisory arrangements with, or established strategic investment accounts for, certain of our directors and executive officers or vehicles they manage. Such arrangements have been approved in advance in accordance with our policy regarding transactions with related persons. In addition, such sub-advisory arrangements or strategic investment accounts have been entered into with, or advised by, an Apollo entity serving as investment advisor registered under the Investment Advisers Act of 1940, as amended, and any fee arrangements, if applicable, have been on an arms-length basis. The amount of such fees paid by our directors and executive officers or vehicles they manage to us during 2022 was $461,064 for Mr. Harris and $42,626 for Mr. Rowan.

Indemnification of Directors, Officers and Others

Under our certificate of incorporation, in most circumstances we will be obligated to indemnify the following persons, to the fullest extent permitted by applicable law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: AAM’s Former Manager; any Affiliate of AAM’s Former Manager; any member, partner, Tax Matters Partner, Partnership Representative, officer, director, employee, agent, fiduciary or trustee of any Corporate Group Member (each as defined in our certificate of incorporation), AAM’s Former Manager or any of its respective Affiliates; any Person who was serving at the request of AAM’s Former Manager or any of its respective Affiliates as an officer, director, employee, member, partner, Tax Matters Partner, Partnership Representative, agent, fiduciary or trustee of another Person; provided, that a Person shall not be included by reason of providing, on a fee-for-services basis, trustee, fiduciary or custodial services; and any person that our board of directors in its sole discretion designates as an “Indemnified Person” as permitted by applicable law.

We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. We may purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our certificate of incorporation.

We have entered into indemnification agreements with each of our directors, executive officers and certain of our employees which set forth the obligations described above.

We have also agreed to indemnify each of the Former Managing Partners and certain Contributing Partners, including Messrs. Kleinman and Zelter, against certain amounts that they are required to pay in connection with a general partner obligation for the return of previously made performance fee distributions in respect of Apollo Investment Fund IV, L.P. and its parallel fund, Apollo Investment Fund V, L.P. and its parallel funds and alternative investment vehicles, and Apollo Investment Fund VI, L.P. and its parallel funds and alternative investment vehicles.

We also currently maintain liability insurance for our directors and officers.

Statement of Policy Regarding Transactions with Related Persons

We have adopted a written Related Person Transactions Policy (the “policy”), which sets forth our policy with respect to the review, approval, ratification and disclosure of all material related person transactions by the Audit Committee. In accordance with the policy, the Audit Committee has overall responsibility for implementation of and compliance with the policy.

For purposes of the policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeded, exceeds or will exceed $120,000 and in which any related person (as defined in the policy) had, has or will have a direct or indirect material interest.

The policy requires that notice of a proposed related person transaction be provided to AGM’s Chief Legal Officer prior to entry into such transaction. If the Chief Legal Officer determines that such transaction is a related person transaction and does not fall within certain categories of pre-approved transactions listed in our policy, the proposed transaction will be submitted to our Audit Committee for consideration or in certain instances, to the Audit Committee Chairperson. Under the policy, our Audit Committee or the Audit Committee Chairperson may approve only those related person transactions that are in, or not inconsistent with, AGM’s best interests. In the event that we become aware of a related person transaction that has not been previously reviewed, approved or ratified under the policy and that is ongoing or is completed, the transaction will be submitted to the Audit Committee so that it may determine whether to ratify, rescind or terminate the related person transaction (provided that a interested director is required to be recused from such determination). The policy provides that no member of the Audit Committee shall participate in any review, consideration, or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person.

The policy also provides that the Audit Committee monitor certain previously approved or ratified related person transactions that are ongoing to assess whether amending or terminating the related person transaction would be in our best interests and the best interests of our stockholders. Additionally, we make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.

Independence and Composition of Our Board of Directors

Our board of directors currently consists of 16 directors. Our Nominating and Corporate Governance Committee recommended, and our board of directors determined that twelve of our directors, Messrs. Beilinson, Clayton, Ducey, Emerson, Krongard, Simon and Swann, Mses. Bibliowicz, Hormozi, Joyner and Richards, and Dr. Healey, are independent under the NYSE rules relating to corporate governance matters and the independence standards described in our Corporate Governance Guidelines. All committee members on the Audit Committee, Compensation Committee, Nominating and Corporate Governance, and Sustainability and Corporate Responsibility Committee are independent. Under our Corporate Governance Guidelines, directors are expected to satisfy the following criteria: (i) dedicate sufficient time, energy and attention to ensure the diligent performance of their duties; (ii) comply with the duties and responsibilities set forth herein and in the bylaws of AGM; (iii) comply with all duties of care, loyalty and confidentiality applicable to directors of publicly traded corporations organized in our jurisdiction of incorporation; and (iv) adhere to AGM’s Code of Business Conduct and Ethics, including, but not limited to, the policies on conflicts of interest expressed therein and any other Company policies that apply to directors.

The board of directors includes five members who identify as women, two of whom identify as African American or Black and one of whom identifies as Asian Mideast/Persian. The board of directors also includes a member who identifies as African American or Black and Alaskan Native or American Indian. The board of directors also includes a member who is a veteran. Two of our directors who identify as women serve in board leadership roles: Pauline Richards serves as Chair of the Audit Committee and Dr. Kerry Murphy Healey serves as Chair of the Sustainability and Corporate Responsibility Committee. Our director who is a veteran, A.B. Krongard, serves as Chair of the Nominating and Corporate Governance Committee.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities").

	For the Year Ended December 31, 2022
(in millions)	AGM	AGM Funds[1]	Total
Audit fees[2]	$28	$34	$62
Audit-related fees[3]	1	1	2
Tax fees
Tax compliance fees	8	42	50
Tax advisory fees	3	4	7
Total tax fees	11	46	57
Total fees	$40	$81	$121

	For the Year Ended December 31, 2021
(in millions)	AGM	AGM Funds[1]	Total
Audit fees[2]	$7	24	$31
Audit-related fees[3]	2	1	3
Tax fees
Tax compliance fees	7	34	41
Tax advisory fees	4	2	6
Total tax fees	11	36	47
Total fees	$20	$61	$81

[1] Audit and Tax fees for Apollo fund entities consisted of services to investment funds managed by Apollo in its capacity as the general partner and/or manager of such entities.
[2] Audit fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

[3] Audit-related fees consisted of comfort letters, consents and other services related to SEC and other regulatory filings.

Our audit committee charter requires the audit committee of our board of directors to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm. All services reported in the Audit, Audit-related and Tax categories above were approved by the committee.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Balance Sheets

(In millions, except share data)	As of December 31, 2022	As of December 31, 2021
Assets
Investments	$177	$3,789
Due from subsidiaries	585	—
Goodwill	1	—
Other assets	—	12
Total Assets	$763	$3,801
Liabilities and Equity
Liabilities
Accounts payable, accrued expenses, and other liabilities	$100	$—
Due to subsidiaries	266	12
Total Liabilities	$366	$12
Equity
Series A Preferred Stock, 0 and 11,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	264
Series B Preferred Stock, 0 and 12,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	290
Class A Common Stock, $0.00001 par value, 0 and 90,000,000,000 shares authorized, 0 and 248,896,649 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Class B Common Stock, $0.00001 par value, 0 and 999,999,999 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Class C Common Stock, $0.00001 par value, 0 and 1 share authorized, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 570,276,188 shares issued and outstanding as of December 31, 2022	—	—
Additional paid in capital	14,982	2,096
Retained earnings (accumulated deficit)	(2,259)	1,144
Accumulated other comprehensive income (loss)	(12,326)	(5)
Total Equity	397	3,789
Total Liabilities and Equity	$763	$3,801

See accompanying notes to condensed financial information of registrant (parent company only)

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Income Statements

	Years ended December 31,
(In millions)	2022	2021	2020
Revenues
Investment income (loss)	$(3,502)	$1,918	$157
Total Revenues	(3,502)	1,918	157
Expenses
Interest expense	2	—	—
General, administrative and other	33	—	—
Total Expenses	35	—	—
Other income (loss)
Other income (loss), net	11	—	—
Total Other income (loss)	11	—	—
Income (loss) before income tax (provision) benefit	(3,526)	1,918	157
Income tax (provision) benefit	313	(79)	—
Net income (loss) attributable to Apollo Global Management, Inc.	(3,213)	1,839	157
Preferred stock dividends	—	(37)	(37)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$(3,213)	$1,802	$120

See accompanying notes to condensed financial information of registrant (parent company only)

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Cash Flows

	Years ended December 31,
(In millions)	2022	2021	2020
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$36	$(95)	$(2)
Cash Flows from Investing Activities
Distributions from subsidiaries	$2,016	$923	$659
Due from subsidiaries, net	(579)	—	—
Net cash provided by investing activities	$1,437	$923	$659
Cash Flows from Financing Activities
Preferred stock dividends	$—	$(37)	$(37)
Dividends	(916)	(501)	(531)
Repurchase of common stock	(635)	(299)	(92)
Due to subsidiaries, net	78	9	3
Net cash used in financing activities	$(1,473)	$(828)	$(657)
Net Increase (Decrease) in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents, Beginning of Period	—	—	—
Cash and Cash Equivalents, End of Period	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$55	$118	$4

See accompanying notes to condensed financial information of registrant (parent company only)

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Notes
1. Basis of Presentation

The accompanying condensed financial statements of Apollo Global Management Inc. (“AGM”) should be read in conjunction with the consolidated financial statements and notes of AGM and its subsidiaries (“consolidated financial statements”).

For purposes of these condensed financial statements, AGM’s wholly owned and majority owned subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in subsidiaries are recorded on the condensed balance sheets. The income from subsidiaries is reported on a net basis as equity earnings of subsidiaries on the condensed statements of income.

In this report, references to “AGM” and the “Company” for periods (i) on or before December 31, 2021 refer to Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc.) (“AAM”) and (ii) subsequent to December 31, 2021, refer to Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.). Subsequent to December 31, 2021, AAM is a consolidated subsidiary of AGM.

2. Intercompany Transactions

Unsecured Revolving Notes Receivable – AGM has unsecured revolving notes receivable from its subsidiaries Apollo Asset Management (“AAM”) and Athene Holding Ltd. (“AHL”). The note from AAM accrues interest at a fixed rate of 0.33% per annum, and the balance is due at AGM’s request. The note had an outstanding net receivable balance of $579 million as of December 31, 2022. The note had an outstanding net payable balance of $12 million as of December 31, 2021. The note from AHL has a borrowing capacity of $500 million. Interest accrues at a rate per annum, equal to the U.S. mid-term applicable federal rate, and the balance is due on December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the notes receivable as of December 31, 2022.

Unsecured Revolving Note Payable – In addition to the unsecured revolving notes receivable described above, AGM has an unsecured revolving note payable to its subsidiary AHL. The note to AHL has a borrowing capacity of $500 million. Interest accrues at a rate per annum, equal to the U.S. mid-term applicable federal rate, and the balance is due on December 13, 2025, or earlier at AHL’s request. The note had an outstanding balance of $78 million as of December 31, 2022.

3. Dividends

During the years ended December 31, 2022, 2021 and 2020, AGM received $1,897 million, $500 million and $466 million, respectively, of dividends from its subsidiaries. See note 19 – Statutory Requirements to the consolidated financial statements for additional information on subsidiary dividend restrictions.

APOLLO GLOBAL MANAGEMENT, INC.
Schedule II—Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Assumed through acquisitions	Deductions	Balance at end of year
Reserves deducted from assets to which they apply
Year ended December 31, 2022
Valuation allowance on deferred tax assets	—	53	66	(14)	105

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

3.3	Amended and Restated Bylaws of Apollo Global Management, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K12B filed on January 3, 2022 (File No. 001-41197)).

*4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

+10.1
Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan, as amended and restated as of January 26, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

+10.2
Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles, as amended and restated as of January 26, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

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

+10.7
Amendment to the Athene Holding Ltd. 2014 Share Incentive Plan, Athene Holding Ltd. 2016 Share Incentive Plan and Athene Holding Ltd. 2019 Share Incentive Plan, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

+10.8
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

+10.9
Form of Director Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

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

+10.19
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (incorporated by reference to Exhibit 10.2 to Athene Holding Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 (File No. 001-37963)).

*+10.20	Form of Notice of Restricted Share Unit Award under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

*+10.21	Form of Notice of Performance-Based Restricted Share Unit Award under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

+10.22
Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.23
Letter Agreement with Marc Rowan, dated December 31, 2021 (incorporated by reference to Exhibit 10.48 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.24
Letter Agreement with Scott Kleinman, dated December 1, 2021 (incorporated by reference to Exhibit 10.40 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.25
Restricted Share Unit Award Agreement with Scott Kleinman, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.41 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.26
Restricted Share Unit Award Agreement with Scott Kleinman, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.42 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.27
Restricted Share Unit Award Agreement with Scott Kleinman, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.43 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.28
Letter Agreement with James Zelter, dated December 1, 2021 (incorporated by reference to Exhibit 10.44 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.29
Restricted Share Unit Award Agreement with James Zelter, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.45 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.30
Restricted Share Unit Award Agreement with James Zelter, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.46 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.31
Restricted Share Unit Award Agreement with James Zelter, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.47 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.32
Roll-Up Agreement with Scott Kleinman, dated as of July 13, 2007 (incorporated by reference to Exhibit 10.44 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107)).

+10.33
Amendment to Roll-Up Agreement with Scott Kleinman, dated July 29, 2020 (incorporated by reference to Exhibit 10.5 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.34
Amendment to Roll-Up Agreement with Scott Kleinman, dated as of January 1, 2022 (incorporated by reference to Exhibit 10.51 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

+10.35	Roll-Up Agreement with James Zelter, dated as of July 13, 2007 (incorporated by reference to Exhibit 10.30 to Apollo Asset Management, Inc.’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.36
Amendment to Roll-Up Agreement with James Zelter, dated July 29, 2020 (incorporated by reference to Exhibit 10.4 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.37
Amendment to Roll-Up Agreement with James Zelter, dated as of January 1, 2022 (incorporated by reference to Exhibit 10.54 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.38
Amended and Restated Employment Agreement, dated as of June 16, 2022, between Athene Holding Ltd. and James R. Belardi (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2022 (File No. 001-41197)).

+10.39
Third Amended and Restated Limited Partnership Agreement of Apollo Advisors VII, L.P. dated as of July 1, 2008 and effective as of August 30, 2007 (incorporated by reference to Exhibit 10.42 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.40
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors I, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.43 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.41
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors II, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.44 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.42
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.56 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.43
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.57 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.44
Amended and Restated Agreement of Limited Partnership of Apollo Global Carry Pool Aggregator, L.P., dated May 4, 2017 and effective as of July 1, 2016 (incorporated by reference to Exhibit 10.61 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.45
Form of Award Agreement for Apollo Global Carry Pool Aggregator, L.P. (incorporated by reference to Exhibit 10.62 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.46
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.63 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

+10.47
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.64 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

+10.48
Amended and Restated Agreement of Exempted Limited Partnership of Apollo Global Carry Pool Aggregator II, L.P., dated June 26, 2018 (incorporated by reference to Exhibit 10.68 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.49
Form of Award Agreement for Apollo Global Carry Pool Aggregator II, L.P. (incorporated by reference to Exhibit 10.69 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.50
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Advisors IX, L.P., dated August 8, 2018 and effective as of June 29, 2018 (incorporated by reference to Exhibit 10.70 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.51
Form of Award Letter for Apollo Advisors IX, L.P. (incorporated by reference to Exhibit 10.71 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.52
Amended and Restated Limited Partnership Agreement of Apollo Special Situations Advisors, L.P., dated as of February 15, 2017 and effective as of March 18, 2016 (incorporated by reference to Exhibit 10.80 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107).

+10.53
Amended and Restated Agreement of Exempted Limited Partnership of Apollo Global Carry Pool Aggregator III, L.P., dated June 29, 2020 (incorporated by reference to Exhibit 10.6 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.54
Form of Award Agreement for Apollo Global Carry Pool Aggregator III, L.P. (incorporated by reference to Exhibit 10.7 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.55
Amended and Restated Exempted Limited Partnership Agreement of Apollo Infra Equity Advisors (IH UT), L.P., dated as of February 25, 2020 and effective as of January 1, 2020 (incorporated by reference to Exhibit 10.105 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.56
Amended and Restated Exempted Limited Partnership Agreement of Apollo Infra Equity Advisors (APO DC UT), L.P., dated as of February 25, 2020 and effective as of January 1, 2020 (incorporated by reference to Exhibit 10.106 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.57
Form of Award Agreement for Apollo Infra Equity Advisors (APO DC UT), L.P. and Apollo Infra Equity Advisors (IH UT), L.P (incorporated by reference to Exhibit 10.107 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

+10.58
Amended and Restated Exempted Limited Partnership Agreement of Apollo Global Carry Pool Aggregator IV, L.P., dated January 28, 2021 (incorporated by reference to Exhibit 10.4 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2021 (File No. 001-35107)).

+10.59
Form of Award Agreement for Apollo Global Carry Pool Aggregator IV, L.P. (incorporated by reference to Exhibit 10.5 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2021 (File No. 001-35107)).

†+10.60	Apollo Supplemental Partner Program Plan Document (incorporated by reference to Exhibit 10.7 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107)).

†+10.61
Form of Apollo Supplemental Partner Program Plan Award Letter (incorporated by reference to Exhibit 10.8 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107)).

+10.62	Form of ADIP (Athene) Carry Plan, L.P. Award Letter (incorporated by reference to Exhibit 10.1 to Athene Holding Ltd.’s Form 10-Q for the period ended September 30, 2020 (File No. 001-37963)).

10.63	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

10.64	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

10.65
Stockholders Agreement, dated as of January 1, 2022, among Apollo Global Management, Inc., Leon D. Black, Marc J. Rowan, Joshua J. Harris and the other persons party thereto (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

10.66
Registration Rights Agreement, dated as of January 1, 2022, among Apollo Global Management, Inc., Scott M. Kleinman, James C. Zelter and the other persons party thereto (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

10.67
Exchange Implementation Agreement, dated December 31, 2021, by and among Apollo Global Management, Inc. and certain other persons and certain holders of Apollo Operating Group (incorporated by reference to Exhibit 10.106 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 filed on February 25, 2022 (File No. 001-35107)).

10.68
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

10.69
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

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

10.70
Waiver to Amended and Restated Tax Receivable Agreement, dated May 2, 2022 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

†10.71
Revolving Credit Facility, among ACMP Holdings, LLC, Apollo Capital Markets Management, L.P., Sumitomo Mitsui Banking Corporation, Mizuho Bank Ltd. and the lenders from time to time party thereto, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 7, 2022 (File No. 001-41197)).

10.72
Second Amended and Restated Agreement of Exempted Limited Partnership of AISG Holdings LP, dated June 16, 2022 and effective as of January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2022 (File No. 001-41197)).

*21.1	Subsidiaries of Apollo Global Management, Inc.

*23.1	Consent of Deloitte & Touche LLP.

*23.2	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1
Audited Financial Statements of Athene Holding Ltd. as of and for the year ended December 31, 2021 (included in the Annual Report on Form 10-K of Athene Holding Ltd. for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022).

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

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

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

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Global Management, Inc.
(Registrant)

Date: February 28, 2023	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Marc Rowan	Chief Executive Officer and Director	February 28, 2023
Marc Rowan	(principal executive officer)

/s/ Martin Kelly	Chief Financial Officer	February 28, 2023
Martin Kelly	(principal financial officer)

/s/ Louis-Jacques Tanguy	Chief Accounting Officer	February 28, 2023
Louis-Jacques Tanguy	(principal accounting officer)

/s/ James Belardi	Director	February 28, 2023
James Belardi	CEO of AHL

/s/ Scott Kleinman	Director	February 28, 2023
Scott Kleinman	Co-President of AAM

/s/ James Zelter	Director	February 28, 2023
James Zelter	Co-President of AAM

/s/ Walter (Jay) Clayton	Non-Executive Chair and Director	February 28, 2023
Walter (Jay) Clayton

/s/ Marc Beilinson	Director	February 28, 2023
Marc Beilinson

/s/ Jessica Bibliowicz	Director	February 28, 2023
Jessica Bibliowicz

/s/ Michael Ducey	Director	February 28, 2023
Michael Ducey

/s/ Richard Emerson	Director	February 28, 2023
Richard Emerson

/s/ Kerry Murphy Healey	Director	February 28, 2023
Kerry Murphy Healey

/s/ Mitra Hormozi	Director	February 28, 2023
Mitra Hormozi

/s/ Pamela Joyner	Director	February 28, 2023
Pamela Joyner

/s/ AB Krongard	Director	February 28, 2023
AB Krongard

/s/ Pauline Richards	Director	February 28, 2023
Pauline Richards

/s/ David Simon	Director	February 28, 2023
David Simon

/s/ Lynn Swann	Director	February 28, 2023
Lynn Swann