Form 10-Q
period 2023-03-31
Apollo Global Management, Inc.
filed 2023-05-09
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023 OR

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

As of May 5, 2023, there were 567,403,760 shares of the registrant’s common stock outstanding.

Forward-Looking Statements

This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to inflation, market conditions and interest rate fluctuations generally, the impact of COVID-19, the impact of energy market dislocation, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, the accuracy of management’s assumptions and estimates, our dependence on certain key personnel, our use of leverage to finance our businesses and investments by the funds we manage, Athene’s ability to maintain or improve financial strength ratings, the impact of Athene’s reinsurers failing to meet their assumed obligations, Athene’s ability to manage its business in a highly regulated industry, changes in our regulatory environment and tax status, and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2023 (the “2022 Annual Report”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives, L.P., together with its parallel funds and alternative investment vehicles
AADE	Athene Annuity & Life Assurance Company
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles

Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA, invests alongside Athene in certain investments
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC, a non-traded business development company managed by Apollo
AFS	Available-for-sale
AFT	Apollo Senior Floating Rate Fund, Inc.
AIF	Apollo Tactical Income Fund, Inc.
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds, CLO and ABS equity positions and certain other debt instruments considered to be equity-like
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
APSG I	Apollo Strategic Growth Capital
APSG II	Apollo Strategic Growth Capital II
ARI	Apollo Commercial Real Estate Finance, Inc.

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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
Apollo’s AUM measure includes Assets Under Management for which Apollo charges either nominal or zero fees. Apollo’s AUM measure also includes assets for which Apollo does not have investment discretion, including certain assets for which Apollo earns only investment-related service fees, rather than management or advisory fees. Apollo’s definition of AUM is not based on any definition of Assets Under Management contained in its governing documents or in any management agreements of the funds Apollo manages. Apollo considers multiple factors for determining what should be included in its definition of AUM. Such factors include but are not limited to (1) Apollo’s ability to influence the investment decisions for existing and available assets; (2) Apollo’s ability to generate income from the underlying assets in the funds it manages; and (3) the AUM measures that Apollo uses internally or believes are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, Apollo’s calculation of AUM may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. Apollo’s calculation also differs from the manner in which its affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways.
Apollo uses AUM, Gross capital deployment and Dry powder as performance measurements of its investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs.
Athene	Athene Holding Ltd. (“Athene Holding” or “AHL”, together with its subsidiaries, “Athene”), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary ISG, provides asset management and advisory services.
Athora	Athora Holding, Ltd. (“Athora Holding”, together with its subsidiaries, “Athora”), a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). Apollo, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.
Atlas	An equity investment of AAA and refers to certain subsidiaries of Atlas Securitized Products Holdings LP
AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
AUSA	Athene USA Corporation
Bermuda RBC	The risk-based capital ratio of Athene’s non-U.S. reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (1) exclude U.S. subsidiaries which are included within Athene’s U.S. RBC Ratio, (2) exclude interests in other non-insurance subsidiary holding companies from its capital base and (3) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
BMA	Bermuda Monetary Authority
Capital solutions fees and other, net
Primarily includes transaction fees earned by our capital solutions business which we refer to as Apollo Capital Solutions (“ACS”) related to underwriting, structuring, arrangement and placement of debt and equity securities, and syndication for funds managed by Apollo, portfolio companies of funds managed by Apollo, and third parties. Capital solutions fees and other, net also includes advisory fees for the ongoing monitoring of portfolio operations and directors’ fees. These fees also include certain offsetting amounts, including reductions in management fees related to a percentage of these fees recognized (“management fee offset”) and other additional revenue sharing arrangements.

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned Apollo Operating Group units.
Consolidated RBC	The consolidated risk-based capital ratio of Athene’s non-U.S. reinsurance and U.S. insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interest. Other liability costs include DAC, DSI and VOBA amortization, change in market risk benefits, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. Costs related to business that we have exited through ceded reinsurance transactions are excluded. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
CS	Credit Suisse AG
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
DSI	Deferred sales inducement
EPF Funds	Apollo European Principal Finance Fund, L.P., Apollo European Principal Finance Fund II (Dollar A), L.P., Apollo European Principal Finance Fund III (Dollar A), L.P., and Apollo European Principal Finance Fund IV (Dollar A), L.P., together with their parallel funds and alternative investment vehicles
EPF III	Apollo European Principal Finance Fund III (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
EPF IV	Apollo European Principal Finance Fund IV (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FABR	Funding agreement backed repurchase agreement
FCI Funds	Financial Credit Investment I, L.P., Financial Credit Investment II, L.P., together with its feeder funds, Financial Credit Investment Fund III L.P., Financial Credit Investment IV, L.P., together with its feeder funds, and Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA, invests alongside Athene in certain investments
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
Fee Related Earnings, or FRE
Component of Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) capital solutions and other related fees, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.

FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities

Former Managing Partners	Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or AP Professional Holdings, L.P. includes certain related parties of such individuals
Fund X	Apollo Investment Fund X, L.P. (together with its parallel funds and alternative investment vehicles)
Gross capital deployment
The gross capital that has been invested by the funds and accounts we manage during the relevant period, but excludes certain investment activities primarily related to hedging and cash management functions at the firm. Gross capital deployment is not reduced or netted down by sales or refinancings, and takes into account leverage used by the funds and accounts we manage in gaining exposure to the various investments that they have made.

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2023 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on March 31, 2023 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
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

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap Financial	MidCap FinCo Designated Activity Company
Modco	Modified coinsurance

NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	The sum of Athene’s (a) total investments on the condensed consolidated statements of financial condition, with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated VIE and VOE assets, liabilities and noncontrolling interest, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes Athene’s economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest.
Net investment earned rate	Income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the noncontrolling interest, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus Athene's strategic capital management fees less Athene’s total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	The sum of Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the condensed consolidated statements of operations with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under its agreements. Net reserve liabilities includes Athene’s economic ownership of ACRA reserve liabilities but does not include the reserve liabilities associated with the noncontrolling interest.
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
Perpetual capital
Assets under management of certain vehicles with an indefinite duration, which assets may only be withdrawn under certain conditions or subject to certain limitations, including satisfying required hold periods or percentage limits on the amounts that may be redeemed over a particular period. The investment management, advisory or other service agreements with our perpetual capital vehicles may be terminated under certain circumstances.

Principal Investing Income, or PII	Component of Segment Income that is used to assess the performance of the Principal Investing segment. For the Principal Investing segment, PII is the sum of (i) realized performance fees, including certain realizations received in the form of equity, (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses.
Principal investing compensation	Realized performance compensation, distributions related to investment income and dividends, and includes allocations of certain compensation expenses related to managing the business.
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy.
Realized value	All cash investment proceeds received by the relevant Apollo fund, including interest and dividends, but does not give effect to management fees, expenses, incentive compensation or performance fees to be paid by such Apollo fund.
Redding Ridge	Redding Ridge Asset Management, LLC and its subsidiaries, which is a standalone, self-managed asset management business established in connection with risk retention rules that manages CLOs and retains the required risk retention interests.
Redding Ridge Holdings	Redding Ridge Holdings LP
Remaining Cost	The initial investment of a fund in a portfolio investment, reduced for any return of capital distributed to date on such portfolio investment
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
RSUs	Restricted share units
SIA	Strategic investment account
SPACs	Special purpose acquisition companies
Spread Related Earnings, or SRE	Component of Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees received on business managed for others, primarily the ADIP portion of Athene’s business ceded to ACRA, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.
Surplus assets	Assets in excess of Athene’s policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles.

Tax receivable agreement	The tax receivable agreement entered into by and among APO Corp., the Former Managing Partners, the Contributing Partners, and other parties thereto
Total Invested Capital	The aggregate cash invested by the relevant Apollo fund and includes capitalized costs relating to investment activities, if any, but does not give effect to cash pending investment or available for reserves and excludes amounts, if any, invested on a financed basis with leverage facilities
Total Value	The sum of the total Realized Value and Unrealized Value of investments
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

U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. RBC	The CAL RBC ratio for AADE, Athene’s parent U.S. insurance company
U.S. Treasury	United States Department of the Treasury
Unrealized Value	The fair value consistent with valuations determined in accordance with GAAP, for investments not yet realized and may include payments in kind, accrued interest and dividends receivable, if any, and before the effect of certain taxes. In addition, amounts include committed and funded amounts for certain investments.
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company, formerly Voya Insurance and Annuity Company
VIE	Variable interest entity
Vintage Year	The year in which a fund’s final capital raise occurred, or, for certain funds, the year of a fund’s effective date or the year in which a fund’s investment period commences pursuant to its governing agreements.
VOBA	Value of business acquired
VOE	Voting interest entity
WACC	Weighted average cost of capital

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of March 31, 2023	As of December 31, 2022
Assets
Asset Management
Cash and cash equivalents	$1,255	$1,201
Restricted cash and cash equivalents	1,061	1,048
Investments	5,596	5,582
Assets of consolidated variable interest entities
Cash and cash equivalents	123	110
Investments	1,763	2,369
Other assets	32	30
Due from related parties	464	465
Goodwill	264	264
Other assets	2,409	2,333
	12,967	13,402
Retirement Services
Cash and cash equivalents	13,844	7,779
Restricted cash and cash equivalents	1,148	628
Investments	176,466	172,488
Investments in related parties	26,764	23,960
Assets of consolidated variable interest entities
Cash and cash equivalents	654	362
Investments	16,061	15,699
Other assets	111	112
Reinsurance recoverable	4,229	4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,836	4,466
Goodwill	4,061	4,058
Other assets	9,183	9,905
	257,357	243,815
Total Assets	$270,324	$257,217

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of March 31, 2023	As of December 31, 2022
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,189	$2,975
Due to related parties	980	998
Debt	2,814	2,814
Liabilities of consolidated variable interest entities
Notes payable	43	50
Other liabilities	1,252	1,899
	8,278	8,736
Retirement Services
Interest sensitive contract liabilities	181,100	173,616
Future policy benefits	42,490	42,110
Market risk benefits	3,203	2,970
Debt	3,650	3,658
Payables for collateral on derivatives and securities to repurchase	10,196	6,707
Other liabilities	2,831	3,213
Liabilities of consolidated variable interest entities
Other liabilities	842	809
	244,312	233,083
Total Liabilities	252,590	241,819
Commitments and Contingencies (note 18)
Redeemable non-controlling interests
Redeemable non-controlling interests	1,042	1,032
Equity
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 567,394,604 and 570,276,188 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	14,408	14,982
Retained earnings (accumulated deficit)	(172)	(1,007)
Accumulated other comprehensive income (loss)	(6,162)	(7,335)
Total Apollo Global Management, Inc. Stockholders’ Equity	8,074	6,640
Non-controlling interests	8,618	7,726
Total Equity	16,692	14,366
Total Liabilities, Redeemable non-controlling interests and Equity	$270,324	$257,217

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(In millions, except per share data)	2023	2022
Revenues
Asset Management
Management fees	$414	$336
Advisory and transaction fees, net	155	66
Investment income (loss)	452	701
Incentive fees	15	6
	1,036	1,109
Retirement Services
Premiums	96	2,110
Product charges	198	166
Net investment income	2,612	1,731
Investment related gains (losses)	1,065	(4,230)
Revenues of consolidated variable interest entities	281	(21)
Other revenues	13	(3)
	4,265	(247)
Total Revenues	5,301	862
Expenses
Asset Management
Compensation and benefits	670	734
Interest expense	31	32
General, administrative and other	197	148
	898	914
Retirement Services
Interest sensitive contract benefits	1,289	(99)
Future policy and other policy benefits	466	2,184
Market risk benefits remeasurement (gains) losses	346	(622)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	138	98
Policy and other operating expenses	437	309
	2,676	1,870
Total Expenses	3,574	2,784
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(2)	34
Net gains (losses) from investment activities of consolidated variable interest entities	34	367
Other income (loss), net	32	(23)
Total Other income (loss)	64	378
Income (loss) before income tax (provision) benefit	1,791	(1,544)
Income tax (provision) benefit	(253)	485
Net income (loss)	1,538	(1,059)
Net (income) loss attributable to non-controlling interests	(528)	658
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$1,010	$(401)

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$1.67	$(0.70)
Net income (loss) attributable to common stockholders - Diluted	$1.66	$(0.70)
Weighted average shares outstanding – Basic	584.1	586.5
Weighted average shares outstanding – Diluted	584.2	586.5

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
(In millions)	2023	2022
Net income (loss)	$1,538	$(1,059)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	2,099	(6,698)
Unrealized gains (losses) on hedging instruments	104	(127)
Remeasurement gains (losses) on future policy benefits related to discount rate	(802)	3,562
Remeasurement gains (losses) on market risk benefits related to credit risk	89	397
Foreign currency translation and other adjustments	22	(9)
Other comprehensive income (loss), before tax	1,512	(2,875)
Income tax expense (benefit) related to other comprehensive income (loss)	290	(615)
Other comprehensive income (loss)	1,222	(2,260)
Comprehensive income (loss)	2,760	(3,319)
Comprehensive (income) loss attributable to non-controlling interests	(577)	603
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$2,183	$(2,716)

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three months ended March 31, 2022
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2022	249	$264	$290	$2,096	$1,144	$(5)	$3,789	$6,405	$10,194
Merger with Athene	166	—	—	13,050	—	—	13,050	4,942	17,992
Issuance of warrants	—	—	—	149	—	—	149	—	149
Reclassification of preferred stock to non-controlling interests	—	(264)	(290)	—	—	—	(554)	554	—
Consolidation/Deconsolidation of VIEs	—	—	—	—	—	—	—	(2,848)	(2,848)
Issuance of common stock related to equity transactions	—	—	—	21	—	—	21	—	21
Accretion of redeemable non-controlling interests	—	—	—	(20)	—	—	(20)	—	(20)
Capital increase related to equity-based compensation	—	—	—	141	—	—	141	—	141
Capital contributions	—	—	—	—	—	—	—	3,012	3,012
Dividends/Distributions	—	—	—	(12)	(229)	—	(241)	(600)	(841)
Payments related to issuances of common stock for equity-based awards	3	—	—	28	(138)	—	(110)	—	(110)
Repurchase of common stock	(4)	—	—	(226)	—	—	(226)	—	(226)
Exchange of AOG Units for common stock	156	—	—	535	—	—	535	(2,591)	(2,056)
Net income (loss)	—	—	—	—	(401)	—	(401)	(658)	(1,059)
Other comprehensive income (loss)	—	—	—	—	—	(2,315)	(2,315)	55	(2,260)
Balance at March 31, 2022	570	$—	$—	$15,762	$376	$(2,320)	$13,818	$8,271	$22,089

	For the three months ended March 31, 2023
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2023	570	$14,982	$(1,007)	$(7,335)	$6,640	$7,726	$14,366
Other changes in equity of non-controlling interests	—	—	—	—	—	(119)	(119)
Accretion of redeemable non-controlling interests	—	(10)	—	—	(10)	—	(10)
Capital increase related to equity-based compensation	—	122	—	—	122	—	122
Capital contributions	—	—	—	—	—	617	617
Dividends/Distributions	—	(241)	—	—	(241)	(183)	(424)
Payments related to issuances of common stock for equity-based awards	4	15	(175)	—	(160)	—	(160)
Repurchase of common stock	(7)	(460)	—	—	(460)	—	(460)
Net income (loss)	—	—	1,010	—	1,010	528	1,538
Other comprehensive income (loss)	—	—	—	1,173	1,173	49	1,222
Balance at March 31, 2023	567	$14,408	$(172)	$(6,162)	$8,074	$8,618	$16,692

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(In millions)	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$1,538	$(1,059)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Equity-based compensation	140	168
Net investment income	(474)	(478)
Net recognized (gains) losses on investments and derivatives	(2,057)	1,671
Depreciation and amortization	165	106
Net amortization of net investment premiums, discount and other	30	73
Policy acquisition costs deferred	(375)	(214)
Other non-cash amounts included in net income (loss), net	66	42
Changes in consolidation	(51)	(946)
Changes in operating assets and liabilities:
Purchases of investments by Funds and VIEs	(1,213)	(6,033)
Proceeds from sale of investments by Funds and VIEs	1,861	1,812
Interest sensitive contract liabilities	2,229	(548)
Future policy benefits, market risk benefits and reinsurance recoverable	64	(776)
Other assets and liabilities, net	(852)	2,189
Net cash provided by (used in) operating activities	$1,071	$(3,993)
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	$(1,397)	$(135)
Purchases of available-for-sale securities	(6,668)	(11,100)
Purchases of mortgage loans	(2,930)	(4,258)
Purchases of investment funds	(464)	(2,200)
Purchases of U.S. Treasury securities	(244)	(1,517)
Purchases of derivatives instruments and other investments	(725)	(736)
Sales, maturities and repayments of investments and distributions from equity method investments	6,329	13,555
Cash acquired through merger	—	10,429
Other investing activities, net	459	(935)
Net cash provided by (used in) investing activities	$(5,640)	$3,103
Cash Flows from Financing Activities
Issuance of debt	$1,203	$3,656
Repayment of debt	(1,858)	(695)
Repurchase of common stock	(458)	(226)
Common stock dividends	(241)	(229)
Distributions paid to non-controlling interests	(183)	(633)
Contributions from non-controlling interests	617	3,382
Deposits on investment-type policies and contracts	12,006	8,342
Withdrawals on investment-type policies and contracts	(2,707)	(2,245)
Net change in cash collateral posted for derivative transactions and securities to repurchase	3,489	27
Other financing activities, net	(345)	(139)
Net cash provided by financing activities	$11,523	$11,240
Effect of exchange rate changes on cash and cash equivalents	3	(4)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	6,957	10,346
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	11,128	2,088
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$18,085	$12,434

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(In millions)	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$35	$25
Cash paid for interest	169	203
Non-cash transactions
Non-Cash Investing Activities
Asset Management and Other
Distributions from principal investments	2	93
Retirement Services
Investments received from settlements on reinsurance agreements	71	—
Investments received from pension group annuity premiums	—	1,759
Non-Cash Financing Activities
Asset Management and Other
Capital increases related to equity-based compensation	110	133
Issuance of restricted shares	14	—
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements	27	563
Withdrawals on investment-type policies and contracts through reinsurance agreements	3,029	1,774
Supplemental Disclosure of Cash Flow Information of Consolidated VIEs
Cash Flows from Operating Activities
Purchases of investments - Asset Management	(1,213)	(6,033)
Proceeds from sale of investments - Asset Management	1,861	1,812
Cash Flows from Investing Activities
Purchases of investments - Retirement Services	(442)	(3)
Proceeds from sale of investments - Retirement Services	207	168
Purchase of U.S. Treasury Securities	—	(817)
Proceeds from maturities of U.S. Treasury Securities	—	1,162
Cash Flows from Financing Activities
Issuance of debt	1,203	3,656
Principal repayment of debt	(1,860)	(695)
Distributions paid to non-controlling interests	—	(592)
Contributions from non-controlling interests	617	2,630
Changes in Consolidation
Investments, at fair value	(48)	(15,968)
Other assets	(1)	(184)
Debt, at fair value	—	9,350
Notes payable	—	2,611
Other liabilities	—	529
Non-controlling interest	5	4,608
Equity	95	—
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:

Cash and cash equivalents	$15,099	$9,769
Restricted cash and cash equivalents	2,209	1,872
Cash and cash equivalents held at consolidated variable interest entities	777	793
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$18,085	$12,434

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

Athene’s results are included in the condensed consolidated financial statements commencing from the Merger Date. References herein to “Apollo” and the “Company” refer to AGM and its subsidiaries, including Athene, unless the context requires otherwise such as in sections where it refers to the asset management business only. See note 4 for additional information.

Corporate Recapitalization

In connection with the closing of the Mergers, the Company completed a corporate recapitalization (the “Corporate Recapitalization”) which resulted in the recapitalization of the Company from an umbrella partnership C corporation (“Up-C”) structure to a corporation with a single class of common stock with one vote per share.

Griffin Capital Acquisitions

On March 1, 2022, the company completed the acquisition of Griffin Capital’s U.S. wealth distribution business. On May 3, 2022, the Company completed the acquisition of the U.S. asset management business of Griffin Capital in exchange for closing consideration of $213 million and contingent consideration of $64 million, substantially all of which was settled in shares of AGM common stock, per the transaction agreement signed December 2, 2021. As a result of the final close, the Griffin Institutional Access Real Estate Fund and the Griffin Institutional Access Credit Fund are advised by Apollo and have been renamed the Apollo Diversified Real Estate Fund and Apollo Diversified Credit Fund, respectively.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the 2022 Annual Report. Certain disclosures included in the annual financial statements have been condensed or omitted as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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

Furthermore, in conjunction with the Mergers, Apollo was deemed to be the accounting acquirer and Athene the accounting acquiree, which, for financial reporting purposes, results in Apollo’s historical financial information prior to the Mergers

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
becoming that of the Company. Athene’s results before the Mergers have not been included in the condensed consolidated financial statements of the Company. The condensed consolidated financial statements include the assets, liabilities, operating results and cash flows of Athene from the date of acquisition. For information on Athene prior to the Mergers, please refer to the annual financial statements included in AHL’s annual report on Form 10-K for the year ended December 31, 2022.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
that are considered variable interests in the entity, including interests held through related parties. This assessment requires judgment in considering whether those interests are significant.

Assets and liabilities of the consolidated VIEs, other than SPACs, are primarily shown in separate sections within the condensed consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are primarily presented within net gains from investment activities of consolidated variable interest entities in the condensed consolidated statements of operations. The portion attributable to non-controlling interests is reported within net income attributable to non-controlling interests in the condensed consolidated statements of operations. For additional disclosures regarding VIEs, see notes 7 and 17.

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related footnotes. The Company’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, non-cash compensation, fair value of investments (including derivatives) and debt, impairment of investments and allowances for expected credit losses, and future policy benefit reserves. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on the best available information as of March 31, 2023. Actual results could differ materially from those estimates.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted cash and cash equivalents also consists of money market funds and U.S. Treasury bills with original maturities of three months or less, that were purchased with funds raised through the respective initial public offerings of APSG II and Acropolis Infrastructure Acquisition Corp. (“Acropolis”), both SPACs sponsored by Apollo. The restricted cash and cash equivalents may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the respective trust agreements.

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

Although reverse repurchase and repurchase agreements generally involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be resold or repurchased before or at the maturity of the agreement. As a result, the collateral received under reverse repurchase agreements are not recognized and the collateral pledged under repurchase agreements are not derecognized in the condensed consolidated statements of financial condition.

Within asset management, reverse repurchase and repurchase agreements generally sit within consolidated VIEs and as such, those reverse repurchase and repurchase agreements are reflected as investments and other liabilities, respectively, within the consolidated VIE section of the statements of financial condition. Additionally, the income (loss) related to those reverse repurchase and repurchase agreements from consolidated VIEs are included in Net gains (losses) from investment activities of consolidated variable interest entities on the condensed consolidated statements of operations. Reverse repurchase agreements with asset management are generally accounted for by electing the fair value option. For retirement services, the receivable under the reverse repurchase agreement is recorded as investment for the principal amount loaned under the agreement and the payable under a repurchase agreement is recognized as payables for collateral on derivatives and securities to repurchase on the

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
condensed consolidated statements of financial condition. Earnings from reverse repurchase agreements are included in net investment income for retirement services on the condensed consolidated statements of operations.

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

Fair Value Option

Entities are permitted to elect the fair value option (“FVO”) to carry at fair value certain financial assets and financial liabilities, including investments otherwise accounted for under the equity method of accounting. The FVO election is irrevocable and is applied to financial instruments on an individual basis at initial recognition or at eligible remeasurement events. Please refer to note 5 for additional information and other instances of when the Company has elected the FVO.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting where the consideration transferred for the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations that are elements of the consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Recently Issued Accounting Pronouncements

Fair Value Measurement — Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03)

In June 2022, the Financial Accounting Standards Board (“FASB”) issued clarifying guidance that a restriction which is a characteristic of the holding entity rather than a characteristic of the equity security itself should not be considered in its fair value measurement. As a result, the Company is required to measure the fair value of equity securities subject to contractual restrictions attributable to the holding entity on the basis of the market price of the same equity security without those contractual restrictions. Companies are not permitted to recognize a contractual sale restriction attributable to the holding entity as a separate unit of account. The guidance also requires disclosures for these equity securities.

The new guidance is mandatorily effective for the Company by January 1, 2024 with early adoption permitted. The Company will apply the guidance on a prospective basis as an adjustment to current-period earnings with the adoption impact disclosed in the period of adoption.

The Company is currently evaluating the new guidance and its impact on the condensed consolidated financial statements.

Investments– Equity Method and Joint Ventures (ASU 2023-02)

In March 2023, the FASB issued guidance in ASU 2023-02 to introduce the option of applying the proportional amortization method (“PAM”) to account for investments made primarily for the purpose of receiving income tax credits or other income tax benefits when certain requirements are met. Currently, PAM only applies to low-income housing tax credit (“LIHTC”) investments. The guidance becomes mandatorily effective for the Company on January 1, 2024, but early adoption is permitted.

The Company is currently evaluating the impact of the new pronouncement.

Recently Adopted Accounting Pronouncements

Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2020-11, ASU 2019-09, ASU 2018-12)

These updates amend four key areas pertaining to the accounting and disclosures for long-duration insurance and investment contracts and are commonly referred to as long-duration targeted improvements (“LDTI”).

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
•The update simplifies the amortization of DAC and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts. Deferred costs are required to be written off for unexpected contract terminations but are not subject to impairment testing.

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

The Company adopted these updates on January 1, 2023 and, for all provisions of the update, applied a retrospective transition approach using a transition date of January 1, 2022, the date of the Mergers. At the acquisition date, VOBA balances were established as the difference between the fair value of the liabilities and the reserves established as of this date. Upon transition to LDTI, the liability for future policy benefits and contractual features that meet the criteria for market risk benefits were adjusted to conform to LDTI, with an offsetting adjustment made to positive or negative VOBA. No adjustments were recorded to accumulated other comprehensive income (loss) (“AOCI”) or retained earnings. See note 3 for the effects of LDTI adoption on the 2022 condensed consolidated financial statements.

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

The new guidance was adopted by the Company on January 1, 2023 and applied prospectively. There was no financial statement impact upon adoption.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $124 million of revenue recognized during the three months ended March 31, 2023 that was previously deferred as of January 1, 2022.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The amounts due from fund portfolio companies are recorded in due from related parties on the condensed consolidated statements of financial condition. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs. Advisory and transaction fees are reduced by these management fee offsets in the condensed consolidated statements of operations.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Additionally, profit sharing amounts previously distributed may be subject to clawback from employees and former employees. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the condensed consolidated statements of financial condition, represents all amounts previously distributed to employees and former employees that would need to be returned to the general partner if the funds were to be liquidated based on the fair value of the underlying fund’s investments as of the reporting date. The actual general partner receivable, however, would not become realized until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective governing document of the fund.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
consolidated financial statements for asset management. Apollo may also use dividends it receives from investments in certain perpetual capital vehicles to compensate employees. These amounts are recorded as compensation and benefits in the condensed consolidated statements of operations for asset management.

Significant Accounting Policies – Retirement Services

Investments

Fixed Maturity Securities

Fixed maturity securities includes bonds, collateralized loan obligations (CLOs), asset-backed securities (ABS), residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and redeemable preferred stock. Athene classifies fixed maturity securities as AFS or trading at the time of purchase and subsequently carries them at fair value. Classification is dependent on a variety of factors, including expected holding period, election of the fair value option and asset and liability matching.

AFS Securities

AFS securities are held at fair value on the condensed consolidated statements of financial condition, with unrealized gains and losses, exclusive of allowances for expected credit losses, generally reflected in AOCI on the condensed consolidated statements of financial condition. Unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships are reflected in investment related gains (losses) on the condensed consolidated statements of operations.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The allowance for expected credit losses is remeasured each period for the passage of time, any change in expected cash flows, and changes in the fair value of the security. All impairments, whether intent or requirement to sell or credit-related, are recorded through a charge to the provision for credit losses within investment related gains (losses) on the condensed consolidated statements of operations. All changes in the allowance for expected credit losses are recorded through the provision for credit losses within investment related gains (losses) on the condensed consolidated statements of operations.

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

Upon determining that all or a portion of the amortized cost of an asset is uncollectible, which is generally when all efforts for collection are exhausted, the amortized cost is written off against the existing allowance. Any write off in excess of the existing allowance is recorded through the provision for credit losses within investment related gains (losses) on the condensed consolidated statements of operations.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Reinsurance

Athene assumes and cedes insurance and investment contracts under coinsurance, funds withheld, and modco. Reinsurance accounting is applied for transactions that provide indemnification against loss or liability relating to insurance risk (risk transfer). To meet risk transfer requirements, a reinsurance agreement must transfer insurance risk arising from uncertainties about both underwriting and timing risks. Cessions under reinsurance do not discharge obligations as the primary insurer, unless the requirements of assumption reinsurance have been met. Athene generally has the right of offset on reinsurance transactions, but has elected to present reinsurance settlement amounts due to and from Athene on a gross basis.

For assets and liabilities ceded under reinsurance agreements, Athene generally applies the same measurement guidance for Athene’s directly issued or assumed contracts. Ceded amounts are recorded within reinsurance recoverable on the condensed consolidated statements of financial condition. For reinsurance of in-force contracts that pass risk transfer, the issue year used for the purpose of measuring the reinsurance recoverable is dependent on the effective date of the reinsurance agreement, which may differ from the issue year for the direct or assumed contract. The issue year informs the locked-in discount rate used for the purposes of interest accretion. This may result in different discount rates used for the direct or assumed reserves and ceded reserves when reinsuring an in-force block of insurance contracts. For flow reinsurance of insurance contracts that pass risk transfer, the contracts have the same cash flow assumptions as the direct or assumed contracts when the terms are consistent between those respective contracts and the ceded reinsurance agreement. When Athene recognizes an immediate loss due to the present value of future benefits and expenses exceeding the present value of future gross premiums, a gain is recognized on the corresponding reinsurance recoverable to the extent it does not result in gain recognition at treaty inception. Likewise, where the direct or assumed reserve has been floored to zero, the corresponding reinsurance recoverable will be consistently set to zero. See Future Policy Benefits below for further information.

Accounting for reinsurance requires the use of assumptions, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. Athene attempts to minimize its counterparty credit risk through the structuring of the terms of its reinsurance agreements, including the use of trusts, and monitors credit ratings of counterparties for signs of declining credit quality. When a ceding company does not report information on a timely basis, Athene records accruals based on the best available information at the time, which includes the reinsurance agreement terms and historical experience. Athene periodically compares actual and anticipated experience to the assumptions used to establish reinsurance assets and liabilities.

Assets and liabilities assumed or ceded under coinsurance, funds withheld, or modco are presented gross on the condensed consolidated statements of financial condition. For investment contracts, the change in the direct or assumed and ceded reserves are presented net in interest sensitive contract benefits on the condensed consolidated statements of operations. For insurance contracts, the change in the direct or assumed and ceded reserves and benefits are presented net in future policy and other policy benefits on the condensed consolidated statements of operations, except for changes related to the discount rate which are presented net in OCI on the condensed consolidated statements of comprehensive income (loss). For market risk benefits, the change in the direct or assumed and ceded reserves are presented net in market risk benefits remeasurement (gain) loss on the condensed consolidated statements of operations, except for changes related to instrument-specific credit risk on direct and assumed contracts which are presented net in OCI on the condensed consolidated statements of comprehensive income (loss).

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the reinsurance of existing in-force blocks that transfer significant insurance risk, the difference between the assets received or paid and the liabilities assumed or ceded represents the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is amortized on a basis consistent with the methodologies and assumptions used to amortize DAC and deferred sales inducements (“DSI”).

Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

Deferred Acquisition Costs and Deferred Sales Inducements

Costs related directly to the successful acquisition of new, or the renewal of existing, insurance or investment contracts are deferred. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances, and are included in deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated statements of financial condition. These costs are not capitalized until they are incurred.

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are grouped into cohorts based on issue year and contract type and amortized on a constant level basis over the expected term of the related contracts. The cohorts and assumptions used for the amortization of deferred costs are consistent with those used in estimating the related liabilities for these contracts. The constant level basis generally is the initial premium or deposit and is projected based on assumptions related to policyholder behavior, including lapses and mortality, over the expected term of the contracts. Each reporting period, Athene replaces expected experience with actual experience to determine the related amortization expense. Changes to projected experience are recognized in amortization expense prospectively over the remaining contract term. Amortization of DAC and DSI is included in amortization of deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated statements of operations.

Deferred costs related to investment contracts without significant revenue streams from sources other than investment of the policyholder funds are amortized using the effective interest method. The effective interest method amortizes the deferred costs by discounting the future liability cash flows at a break-even rate. The break-even rate is solved for such that the present value of future liability cash flows is equal to the net liability at the inception of the contract. The deferred costs represent the difference between the net and gross liability and the change relates to amortization for the period.

Value of Business Acquired

Athene establishes VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities. It records the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using Athene’s best estimate assumptions as of the business combination date. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative and is amortized in relation to respective policyholder liabilities. Significant assumptions that impact VOBA amortization are consistent with those that impact the measurement of policyholder liabilities. Athene performs periodic tests to determine if positive VOBA remains recoverable. If Athene determines that positive VOBA is not recoverable, Athene records a cumulative charge to the current period. Any negative VOBA is recorded to the same financial statement line on the condensed consolidated statements of financial condition as the associated reserves. Positive VOBA is recorded in deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated statements of financial condition.

Interest Sensitive Contract Liabilities

Universal life-type policies and investment contracts include traditional deferred annuities, indexed annuities consisting of fixed indexed and index-linked variable annuities in the accumulation phase, funding agreements, immediate annuities without significant mortality risk (which include pension group annuities without life contingencies), universal life insurance, and other investment contracts inclusive of assumed endowments without significant mortality risk. Athene carries liabilities for traditional deferred annuities, indexed annuities, funding agreements and universal life insurance at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, “Global Atlantic”), which it carries at fair value. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. Certain of Athene’s universal life-type policies and investment contracts are offered with additional contract features that meet the definition of a market risk benefit. See Market Risk Benefits below for further information.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unearned revenue liabilities are established when amounts are assessed against the policyholder for services to be provided in future periods. These balances are amortized consistent with the methodologies and assumptions used to amortize DAC and DSI.

Changes in interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the condensed consolidated statements of operations. Interest sensitive contract liabilities are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the condensed consolidated statements of financial condition.

Future Policy Benefits

Athene issues contracts classified as long-duration, which include term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which includes pension group annuities with life contingencies). Liabilities for non-participating long-duration contracts are established as the estimated present value of benefits we expect to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected, referred to as the net premium ratio. The contracts are grouped into cohorts based on issue year and contract type, with an exception for pension group annuities, which are generally assessed at the group annuity contract level. Contracts with different issuance years are not combined. Contracts acquired in a business combination are grouped into a single cohort by contract type, except for pension group annuities, which follow the group annuity contract level.

Liabilities for nonparticipating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to discount rate, expenses, longevity, mortality, morbidity, persistency and other policyholder behavior. Athene bases certain key assumptions, such as longevity, mortality and morbidity, on industry standard data adjusted to align with actual company experience, if needed. Athene has elected to use expense assumptions that are locked in at issuance for each cohort. All other cash flow assumptions are established at contract issuance and reviewed annually or more frequently if actual experience suggests a revision is necessary. The effect of changes in cash flow assumptions impacting the net premium ratio are recorded as remeasurement changes in the period in which they are made. As cash flow assumptions are reviewed at least annually, there is no provision for adverse deviation included within the liability.

Actual experience is recognized in the period in which the experience arises. Actual experience is then incorporated into the net premium ratio for all products and cohorts on a quarterly basis. When the net premium ratio is revised, whether to incorporate actual experience each reporting period or for the review of cash flow assumptions, the liability is recalculated as of the beginning of the period, discounted at the original contract issuance discount rate, and compared with the carrying amount of the liability as of the same date to determine the current period change. The current period change in the liability is recognized as remeasurement gain or loss.

To the extent the present value of future benefits and expenses exceeds the present value of gross premiums, Athene will cap the net premium ratio at one hundred percent by increasing the corresponding liability and recognizing an immediate loss through the condensed consolidated statements of operations. The liability is never recorded at an amount less than zero for the cohort.

The liability for nonparticipating long-duration contracts is discounted using an upper-medium grade fixed income instrument yield aligned to the duration of the liability. In determining reference portfolio of instruments, Athene has used a single A equivalent level rate and maximized the use of observable data to the extent possible for the duration of its liabilities. The discount rate is required to be updated at the end of each reporting period for the remeasurement of the liability but is locked-in for each cohort for the purpose of interest accretion expense.

Changes in the value of the liability for nonparticipating long-duration contracts due to changes in the discount rate are recognized as a component of OCI on the condensed consolidated statements of comprehensive income (loss). The change in the liability for the remeasurement gain or loss and all other changes in the liability is recorded in future policy and other policy benefits on the condensed consolidated statements of operations.

Future policy benefits include liabilities for no-lapse guarantees on universal life insurance and fixed indexed universal life insurance that do not meet the criteria to be classified as and accounted for as a market risk benefit. Athene establishes future policy benefits for no-lapse guarantees by estimating the expected value of death benefits paid after policyholder account balances have been exhausted. Athene recognizes these benefits proportionally over the life of the contracts based on total

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
actual and expected assessments. The methods Athene uses to estimate the liabilities have assumptions about policyholder behavior, mortality, expected yield on investments supporting the liability and market conditions affecting policyholder account balance growth.

For the liabilities associated with no-lapse guarantees, each reporting period Athene updates expected excess benefits and assessments with actual excess benefits and assessments and adjusts the liability balances due to the OCI effects of unrealized investment gains and losses on AFS securities. Athene also periodically revises the key assumptions used in the calculation of the liabilities that result in revisions to the expected excess benefits and assessments. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made. Changes in the liabilities associated with no-lapse guarantees, other than the adjustment for the OCI effects of unrealized investment gains and losses on AFS securities, are recorded in future policy and other policy benefits on the condensed consolidated statements of operations.

Future policy benefits are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the condensed consolidated statements of financial condition.

Market Risk Benefits

Market risk benefits represent contracts or contract features that both provide protection to the contract holder from, and expose the insurance entity to, other-than-nominal capital market risk. Athene issues and reinsures deferred annuity contracts which contain guaranteed lifetime withdrawal benefits (“GLWB”) and guaranteed minimum death benefit (“GMDB”) riders that meet the criteria for, and are classified as, market risk benefits.

Market risk benefits are measured at fair value at the contract level and may be recorded as a liability or an asset, which are recorded on the condensed consolidated statements of financial condition in market risk benefits or other assets, respectively. Multiple market risk benefits on a contract are treated as a single, compound market risk benefit. At contract inception, Athene assesses the fees and assessments that are collectible from the policyholder and allocate them to the extent they are attributable to the market risk benefit. These attributed fees are used in the valuation of the market risk benefits and are never negative or exceed total explicit fees collectible from the policyholder. If the fees are sufficient to cover the projected benefits, a non-option based valuation model is used. If the fees are insufficient to cover the projected benefits, an option-based valuation model is used to compute the market risk benefit liability at contract inception, with an equal and offsetting adjustment recognized in interest sensitive contract liabilities.

Changes in fair value of market risk benefits are recorded in market risk benefits remeasurement (gain) loss on the condensed consolidated statements of operations, excluding portions attributed to changes in instrument-specific credit risk, which are recorded in OCI on the condensed consolidated statements of comprehensive income (loss). Market risk benefits are not reduced for market risk benefits ceded under reinsurance agreements. Ceded market risk benefits are measured at fair value and recorded within reinsurance recoverable on the condensed consolidated statements of financial condition.

Upon annuitization of the contract or the extinguishment of the account balance, the market risk benefit, related annuity contract and unamortized deferred costs are derecognized, including amounts within AOCI. A payout annuity is then established for GLWBs.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

When the net premium ratio for the corresponding future policy benefit is updated for actual experience and changes to projected cash flow assumptions, the deferred profit liability is retrospectively recalculated from the contract issuance date through the beginning of the current reporting period. The revised deferred profit liability is compared to the beginning of the period carrying amount to determine the change to be recognized as a remeasurement gain or loss within future policy and other policy benefits on the condensed consolidated statements of operations. Unlike the related future policy benefit, the deferred profit liability will not be remeasured for changes in discount rates each reporting period. Negative VOBA balances associated with payout contracts involving life contingencies, including pension group annuities, are accounted for in a manner similar to the deferred profit liability.

All insurance-related revenue is reported net of reinsurance ceded.

3. Adoption of Accounting Pronouncement

Retirement Services

The following table summarizes future policy benefits and changes to the liability:

(In millions)	Traditional deferred annuities	Indexed annuities	Payout annuities	Reconciling items[1]	Total
Balance as of January 1, 2022	$221	$5,389	$32,872	$8,632	$47,114
Change in discount rate assumptions	—	—	2,406	—	2,406
Adjustment for removal of balances related to market risk benefits	(221)	(5,389)	—	—	(5,610)
Adjustment for offsetting balance in negative VOBA[2]	—	—	—	(2,428)	(2,428)
Adjusted balance as of January 1, 2022	$—	$—	$35,278	$6,204	$41,482

[1] Reconciling items primarily include negative VOBA associated with our liability for future policy benefits, as well as reserves for our immaterial lines of business including term and whole life, accident and health and disability, as well as other insurance benefit reserves for our no-lapse guarantees with universal life contracts, all of which are fully ceded.

[2] Uneliminated adjustments were recorded to positive VOBA within deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated statements of financial condition.

Adjustments to the deferred profit liability were not required as these balances were set to zero on the Merger Date. Since the liability for future policy benefits was measured at fair value on the Merger Date, there were no instances upon transition in which net premiums exceeded gross premiums which would have required an immediate loss to be recognized in net income.

The following table presents the net liability position of market risk benefits:

(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance as of January 1, 2022	$—	$—	$—
Adjustment for addition of existing balances[1]	221	5,389	5,610
Adjustment to positive VOBA due to fair value adjustment for market risk benefits[2]	32	(1,165)	(1,133)
Adjustment to negative VOBA due to fair value adjustment for market risk benefits[3]	—	(30)	(30)
Adjusted balance as of January 1, 2022	$253	$4,194	$4,447

[1] Previously recorded within future policy benefits on the condensed consolidated statements of financial condition.
[2] Previously recorded within deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated statements of financial condition.
[3] Previously recorded within interest sensitive contract liabilities on the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table represents market risk benefits by asset and liability positions:

(In millions)	Asset[1]	Liability	Net liability
Traditional deferred annuities	$—	$253	$253
Indexed annuities	366	4,560	4,194
Adjusted balance as of January 1, 2022	$366	$4,813	$4,447

[1] Included within other assets on the condensed consolidated statements of financial condition.

The following table summarizes the change in deferred acquisition costs, deferred sales inducements and value of business acquired:

(In millions)	VOBA
Balance as of January 1, 2022	$4,527
Change in discount rate assumptions for future policy benefits	(22)
Fair value adjustment of market risk benefits	(1,133)
Adjusted balance as of January 1, 2022	$3,372

4. Merger with Athene

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
[6] Non-controlling interest in Athene includes holders of Athene’s preferred shares and third-party investors in ACRA 1 and in consolidated VIEs of Athene. The fair value of Athene’s preferred shares was based on the closing stock price of Athene’s preferred shares immediately prior to the consummation of the Athene merger and the fair value of the non-controlling interest in ACRA 1 was determined using the discounted distribution model approach.

The Mergers were accounted for as a business combination. The consideration was allocated to Athene's assets acquired and liabilities assumed based on estimates of their fair values as of the Merger Date. The business combination was achieved in steps. The Company previously held its equity interests in the acquiree at fair value.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Goodwill of $4.1 billion was recorded based on the amount that the Athene equity value exceeded the fair value of the net assets acquired less the amounts attributable to non-controlling interests. Goodwill is primarily attributable to the scale, skill sets, operations, and synergies that can be achieved subsequent to the Mergers. The goodwill recorded is not expected to be deductible for tax purposes. Goodwill on the condensed consolidated statements of financial position includes the impacts of foreign currency translation.

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

The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Merger Date:

(In millions)	Fair Value and Goodwill Calculation
Merger consideration	$13,050
Fair value of previously held equity interest	4,554
Total Athene Value to be Held by the Company	17,604

Total Value to Allocate
Investments	176,015
Cash and cash equivalents	9,479
Restricted cash and cash equivalents	796
Investment in related parties	33,863
Reinsurance recoverable	4,977
VOBA	3,372
Assets of consolidated variable interest entities	3,635
Other assets	6,115
Estimated fair value of total assets acquired (excluding goodwill)	238,252
Interest sensitive contract liabilities	160,241
Future policy benefits	41,482
Market risk benefits	4,813
Debt	3,295
Payables for collateral on derivatives and securities to repurchase	7,044
Liabilities of consolidated variable interest entities	461
Other liabilities	2,443
Estimated fair value of total liabilities assumed	219,779
Non-controlling interest	4,942
Estimated fair value of net assets acquired, excluding goodwill	13,531
Goodwill attributable to Athene	$4,073

The Company finalized purchase accounting during the fourth quarter of 2022. During the year ended December 31, 2022, the Company recorded adjustments which decreased provisional goodwill by $108 million. The adjustments were comprised of $25 million for measurement period adjustments and $83 million to adjust the valuation of an investment. The measurement period adjustments were primarily related to decreases in interest sensitive contract liabilities and future policy benefits and the effects to the condensed consolidated statements of operations were immaterial to those periods.

The Company performed a valuation of the acquired investments, policy liabilities, VOBA, other identifiable intangibles, and funds withheld at interest payables and receivables using methodologies consistent with those described in note 2 and note 8.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Value of business acquired and Other identifiable intangible assets

VOBA represents the difference between the fair value of liabilities acquired and reserves established using best estimate assumptions at the Merger Date. Other identifiable intangible assets are included in other assets on the condensed consolidated statements of financial condition and summarized as follow:

Distribution Channels	Trade Name	Insurance Licenses
These assets are valued using the excess earnings method, which derives value based on the present value of the cash flow attributable to the distribution channels, less returns for contributory assets. Amortization of these assets is on a straight-line basis.	This represents the Athene trade name and was valued using the relief-from-royalty method considering publicly available third-party trade name royalty rates as well as expected premiums generated by the use of the trade name over its anticipated life. Amortization of this asset is on a straight-line basis.	Licenses are protected through registration and were valued using the market approach based on third-party market transactions from which the prices paid for state insurance licenses could be derived. These assets are not amortized.

The fair value and weighted average estimated useful lives of VOBA and other identifiable intangible assets acquired in the Mergers consist of the following:

	Fair value (in millions)	Average useful life (in years)
VOBA Asset	$3,372	7
Distribution Channels	1,870	18
Trade Name	160	20
State Insurance Licenses	26	Indefinite
Total	$5,428

As of the Merger Date, Athene's financial results are reflected in these condensed consolidated financial statements. Athene's revenues of $(247) million and net income (loss) of $(842) million are included in the condensed consolidated statement of operations for the three months ended March 31, 2022.

5. Investments

The following table outlines the Company’s investments:

(In millions)	March 31, 2023	December 31, 2022
Asset Management
Investments, at fair value	$1,352	$1,320
Equity method investments	1,019	979
Performance allocations	2,806	2,574
U.S. Treasury securities, at fair value	419	709
Total Investments – Asset Management	5,596	5,582
Retirement Services
AFS securities, at fair value	$118,579	$112,225
Trading securities, at fair value	2,537	2,473
Equity securities	1,619	1,766
Mortgage loans, at fair value	31,273	28,756
Investment funds	1,672	1,648
Policy loans	339	347
Funds withheld at interest	40,546	42,688
Derivative assets	3,956	3,309
Short-term investments	1,670	2,160
Other investments	1,039	1,076
Total Investments, including related parties – Retirement Services	203,230	196,448
Total Investments	$208,826	$202,030

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended March 31,
(In millions)	2023	2022
Realized gains (losses) on sales of investments, net	$5	$(2)
Net change in unrealized gains (losses) due to changes in fair value	(7)	36
Net gains (losses) from investment activities	$(2)	$34

Performance Allocations

Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2023	$2,574
Change in fair value of funds	427
Fund distributions to the Company	(195)
Performance allocations, March 31, 2023	$2,806

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	March 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$3,327	$—	$6	$(630)	$2,703
U.S. state, municipal and political subdivisions	1,215	—	—	(249)	966
Foreign governments	1,205	(27)	5	(261)	922
Corporate	75,348	(79)	167	(12,295)	63,141
CLO	18,643	(4)	134	(1,207)	17,566
ABS	11,696	(31)	31	(823)	10,873
CMBS	4,717	(5)	2	(524)	4,190
RMBS	7,050	(356)	197	(539)	6,352
Total AFS securities	123,201	(502)	542	(16,528)	106,713
AFS securities – related parties
Corporate	1,180	—	1	(54)	1,127
CLO	3,736	(1)	14	(236)	3,513
ABS	7,480	—	12	(266)	7,226
Total AFS securities – related parties	12,396	(1)	27	(556)	11,866
Total AFS securities, including related parties	$135,597	$(503)	$569	$(17,084)	$118,579

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$3,333	$—	$—	$(756)	$2,577
U.S. state, municipal and political subdivisions	1,218	—	—	(291)	927
Foreign governments	1,207	(27)	3	(276)	907
Corporate	74,644	(61)	92	(13,774)	60,901
CLO	17,722	(7)	115	(1,337)	16,493
ABS	11,447	(29)	15	(906)	10,527
CMBS	4,636	(5)	6	(479)	4,158
RMBS	6,775	(329)	64	(596)	5,914
Total AFS securities	120,982	(458)	295	(18,415)	102,404
AFS securities – related parties
Corporate	1,028	—	1	(47)	982
CLO	3,346	(1)	10	(276)	3,079
ABS	6,066	—	3	(309)	5,760
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821
Total AFS securities, including related parties	$131,422	$(459)	$309	$(19,047)	$112,225

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	March 31, 2023
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,410	$1,377
Due after one year through five years	13,421	12,501
Due after five years through ten years	20,917	18,072
Due after ten years	45,347	35,782
CLO, ABS, CMBS and RMBS	42,106	38,981
Total AFS securities	123,201	106,713
AFS securities – related parties
Due after one year through five years	735	731
Due after five years through ten years	286	258
Due after ten years	159	138
CLO and ABS	11,216	10,739
Total AFS securities – related parties	12,396	11,866
Total AFS securities, including related parties	$135,597	$118,579

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

Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	March 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$68	$(4)	$2,431	$(626)	$2,499	$(630)
U.S. state, municipal and political subdivisions	22	(2)	936	(247)	958	(249)
Foreign governments	98	(8)	795	(252)	893	(260)
Corporate	10,062	(812)	47,858	(11,472)	57,920	(12,284)
CLO	3,038	(92)	11,579	(1,063)	14,617	(1,155)
ABS	3,623	(197)	3,938	(492)	7,561	(689)
CMBS	1,776	(35)	1,483	(354)	3,259	(389)
RMBS	739	(44)	1,846	(258)	2,585	(302)
Total AFS securities	19,426	(1,194)	70,866	(14,764)	90,292	(15,958)
AFS securities – related parties
Corporate	875	(24)	141	(30)	1,016	(54)
CLO	1,009	(35)	2,124	(200)	3,133	(235)
ABS	2,625	(82)	2,736	(184)	5,361	(266)
Total AFS securities – related parties	4,509	(141)	5,001	(414)	9,510	(555)
Total AFS securities, including related parties	$23,935	$(1,335)	$75,867	$(15,178)	$99,802	$(16,513)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,539	$(756)	$—	$—	$2,539	$(756)
U.S. state, municipal and political subdivisions	911	(291)	—	—	911	(291)
Foreign governments	891	(275)	—	—	891	(275)
Corporate	58,256	(13,773)	—	—	58,256	(13,773)
CLO	13,486	(1,277)	—	—	13,486	(1,277)
ABS	8,119	(801)	—	—	8,119	(801)
CMBS	2,650	(427)	—	—	2,650	(427)
RMBS	2,621	(365)	—	—	2,621	(365)
Total AFS securities	89,473	(17,965)	—	—	89,473	(17,965)
AFS securities – related parties
Corporate	619	(47)	—	—	619	(47)
CLO	2,752	(273)	—	—	2,752	(273)
ABS	5,487	(308)	—	—	5,487	(308)
Total AFS securities – related parties	8,858	(628)	—	—	8,858	(628)
Total AFS securities, including related parties	$98,331	$(18,593)	$—	$—	$98,331	$(18,593)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	March 31, 2023
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	8,873	7,387
AFS securities – related parties	194	103

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended March 31, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	61	21	—	(6)	3	79
CLO	7	1	—	—	(4)	4
ABS	29	—	—	—	2	31
CMBS	5	1	—	—	(1)	5
RMBS	329	3	28	(4)	—	356
Total AFS securities	458	26	28	(10)	—	502
AFS securities – related party, CLO	1	—	—	—	—	1
Total AFS securities including related party	$459	$26	$28	$(10)	$—	$503

	Three months ended March 31, 2022
		Additions		Reductions
(In millions)	Beginning balance[1]	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$—	$66	$—	$—	$—	66
Corporate	—	55	—	—	—	55
CLO	—	18	—	—	—	18
ABS	5	5	—	—	1	11
CMBS	—	6	—	—	—	6
RMBS	306	9	—	(8)	5	312
Total AFS securities	311	159	—	(8)	6	468
AFS securities – related parties
CLO	—	3	—	—	—	3
ABS	—	17	—	—	—	17
Total AFS securities – related parties	—	20	—	—	—	20
Total AFS securities, including related parties	$311	$179	$—	$(8)	$6	$488

[1] Beginning balance reflects allowances established at the time of the Mergers under purchase accounting for PCD investments.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income

Net investment income by asset class consists of the following:

	Three months ended March 31,
(In millions)	2023	2022
AFS securities	$1,469	$855
Trading securities	42	44
Equity securities	15	15
Mortgage loans	447	237
Investment funds	34	211
Funds withheld at interest	429	337
Other	188	42
Investment revenue	2,624	1,741
Investment expenses	(12)	(10)
Net investment income	$2,612	$1,731

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Three months ended March 31,
(In millions)	2023	2022
AFS securities[1]
Gross realized gains on investment activity	$183	$103
Gross realized losses on investment activity	(104)	(410)
Net realized investment losses on AFS securities	79	(307)
Net recognized investment losses on trading securities	64	(221)
Net recognized investment losses on equity securities	(18)	20
Net recognized investment losses on mortgage loans	277	(796)
Derivative losses	993	(3,041)
Provision for credit losses	(66)	(192)
Other gains	(264)	307
Investment related gains (losses)	$1,065	$(4,230)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $1,140 million and $298 million for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Three months ended March 31,
(In millions)	2023	2022
Trading securities	$66	$(189)
Trading securities – related parties	6	(4)
Equity securities	(23)	17
Equity securities – related parties	3	(5)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition:

(In millions)	March 31, 2023	December 31, 2022
Less than 30 days	1,642	608
30-90 days	2,774	1,268
91 days to 364 days	500	—
1 year and greater	2,865	2,867
Payables for repurchase agreements	$7,781	$4,743

The following table summarizes the securities pledged as collateral for repurchase agreements:

	March 31, 2023		December 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$2,825	$2,261	$2,559	$1,941
Foreign governments	146	108	146	107
Corporate	5,324	4,425	1,940	1,605
CLO	275	265	273	261
ABS	1,218	1,093	1,243	1,082
Total securities pledged under repurchase agreements	$9,788	$8,152	$6,161	$4,996

Reverse Repurchase Agreements

As of March 31, 2023 and December 31, 2022, amounts loaned under reverse repurchase agreements were $1,088 million and $1,640 million, respectively, and the fair value of the collateral, comprised primarily of commercial and residential mortgage loans, was $1,475 million and $1,753 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans includes both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 8 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	March 31, 2023	December 31, 2022
Commercial mortgage loans	$21,743	$21,061
Commercial mortgage loans under development	1,020	790
Total commercial mortgage loans	22,763	21,851
Mark to fair value	(1,740)	(1,743)
Commercial mortgage loans	21,023	20,108
Residential mortgage loans	13,211	11,802
Mark to fair value	(842)	(1,099)
Residential mortgage loans	12,369	10,703
Mortgage loans	$33,392	$30,811

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$4,535	21.6%	$4,651	23.1%
Retail	1,450	6.9%	1,454	7.2%
Apartment	7,506	35.7%	6,692	33.3%
Hotels	1,873	8.9%	1,855	9.2%
Industrial	2,242	10.7%	2,047	10.2%
Other commercial	3,417	16.2%	3,409	17.0%
Total commercial mortgage loans	$21,023	100.0%	$20,108	100.0%

U.S. Region
East North Central	$1,438	6.8%	$1,437	7.1%
East South Central	422	2.0%	413	2.1%
Middle Atlantic	5,561	26.5%	5,183	25.8%
Mountain	923	4.4%	898	4.5%
New England	1,071	5.1%	1,076	5.4%
Pacific	4,033	19.2%	3,781	18.8%
South Atlantic	2,876	13.6%	2,756	13.7%
West North Central	225	1.1%	231	1.1%
West South Central	1,066	5.1%	1,085	5.4%
Total U.S. Region	17,615	83.8%	16,860	83.9%
International Region
United Kingdom	1,970	9.4%	1,898	9.4%
Other international[1]	1,438	6.8%	1,350	6.7%
Total International Region	3,408	16.2%	3,248	16.1%
Total commercial mortgage loans	$21,023	100.0%	$20,108	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	March 31, 2023	December 31, 2022
U.S. States
California	28.5%	28.9%
Florida	10.1%	9.7%
New York	5.8%	5.6%
New Jersey	5.4%	5.3%
Arizona	5.0%	5.1%
Other[1]	32.8%	31.7%
Total U.S. residential mortgage loan percentage	87.6%	86.3%
International
United Kingdom	5.0%	5.4%
Other[2]	7.4%	8.3%
Total international residential mortgage loan percentage	12.4%	13.7%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity funds	$43	55.8%	$46	58.2%
Hybrid funds	28	36.4%	32	40.5%
Other	6	7.8%	1	1.3%
Total investment funds	77	100.0%	79	100.0%
Investment funds – related parties
Strategic origination platforms	35	2.2%	34	2.2%
Strategic insurance platforms	1,305	81.8%	1,259	80.2%
Apollo and other fund investments
Equity funds	228	14.3%	246	15.7%
Yield funds	5	0.3%	5	0.3%
Other	22	1.4%	25	1.6%
Total investment funds – related parties	1,595	100.0%	1,569	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	4,991	39.1%	4,829	38.7%
Strategic insurance platforms	515	4.0%	529	4.2%
Apollo and other fund investments
Equity funds	2,710	21.2%	2,640	21.2%
Hybrid funds	3,180	24.9%	3,112	24.9%
Yield funds	1,091	8.5%	1,044	8.4%
Other	288	2.3%	326	2.6%
Total investment funds – consolidated VIEs	12,775	100.0%	12,480	100.0%
Total investment funds, including related parties and consolidated VIEs	$14,447		$14,128

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	March 31, 2023
Wheels Donlen[1]	$1,419
PK AirFinance[1]	1,334
Athora[1]	1,279
Atlas[1]	995
AP Tundra	873
MFI Investments	869
—
—
(In millions)	December 31, 2022
Wheels Donlen[1]	$1,288
Athora[1]	1,232
PK AirFinance[1]	999
AP Tundra	896
MFI Investments	878
SoftBank Vision Fund II	789
MidCap[1]	788
Cayman Universe	756
Concord Music CL A2	684
Redding Ridge	683
AOP Finance	671

[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in note 17.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Derivatives

The Company uses a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See note 8 for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	6,678	$713	$149	6,677	$747	$154
Forwards	6,380	392	57	6,283	406	52
Interest rate swaps	4,468	—	725	4,468	—	803
Forwards on net investments	217	—	2	216	2	—
Interest rate swaps	10,082	10	83	9,332	9	150
Total derivatives designated as hedges		1,115	1,016		1,164	1,159
Derivatives not designated as hedges
Equity options	67,730	2,085	106	65,089	1,374	114
Futures	21	56	4	18	33	—
Foreign currency swaps	3,863	266	118	3,563	251	112
Interest rate swaps	523	89	1	488	74	—
Other swaps	137	4	1	89	—	4
Foreign currency forwards	18,250	341	272	16,376	413	257
Embedded derivatives
Funds withheld, including related parties		(5,557)	(67)		(6,272)	(77)
Interest sensitive contract liabilities		—	6,747		—	5,841
Total derivatives not designated as hedges		(2,716)	7,182		(4,127)	6,251
Total derivatives		$(1,601)	$8,198		$(2,963)	$7,410

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. During the three months ended March 31, 2023 and 2022, Athene recognized losses of $73 million and $0 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three months ended March 31, 2023 and 2022. As of March 31, 2023, no amounts are expected to be reclassified to income within the next 12 months.

Fair Value Hedges

Athene uses foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps, and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	March 31, 2023		December 31, 2022
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$5,480	$(431)	$5,259	$(217)
Foreign currency swaps	4,962	(304)	4,797	(398)
Interest sensitive contract liabilities
Foreign currency swaps	1,081	(9)	1,081	88
Foreign currency interest rate swaps	4,348	315	4,348	632
Interest rate swaps	7,087	203	6,577	323

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended March 31, 2023
Investment related gains (losses)
Foreign currency forwards	$(70)	$73	$3	$87	$4
Foreign currency swaps	(59)	64	5	—	—
Foreign currency interest rate swaps	78	(70)	8	—	—
Interest rate swaps	102	(104)	(2)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	15	(15)	—	—	—
Three months ended March 31, 2022
Investment related gains (losses)
Foreign currency forwards	$127	$(126)	$1	$14	$1
Foreign currency swaps	91	(95)	(4)	—	—
Foreign currency interest rate swaps	(159)	197	38	—	—
Interest rate swaps	(72)	75	3	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	10	(9)	1	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended March 31,
(In millions)	2023	2022
Foreign currency forwards	$63	$(73)
Foreign currency swaps	114	(56)

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended March 31, 2023 and 2022, these derivatives had losses of $4 million and gains of $2 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of March 31, 2023 and December 31, 2022, the cumulative foreign

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
currency translations recorded in AOCI related to these net investment hedges were gains of $26 million and $30 million, respectively. During the three months ended March 31, 2023 and 2022, there were no amounts deemed ineffective.

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

Other swaps – Other swaps include total return swaps and credit default swaps. Athene purchases total rate of return swaps to gain exposure and benefit from a reference asset or index without ownership. Credit default swaps provide a measure of protection against the default of an issuer or allow Athene to gain credit exposure to an issuer or traded index. Athene uses credit default swaps coupled with a bond to synthetically create the characteristics of a reference bond.

Embedded derivatives

Athene has embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modco or funds withheld basis and indexed annuity products.

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2023	2022
Equity options	$350	$(708)
Futures	34	(33)
Swaps	33	63
Foreign currency forwards	(169)	155
Embedded derivatives on funds withheld	603	(2,520)
Amounts recognized in investment related gains (losses)	851	(3,043)
Embedded derivatives in indexed annuity products[1]	(473)	1,034
Total gains (losses) on derivatives not designated as hedges	$378	$(2,009)

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

The estimated fair value of net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2023
Derivative assets	$3,956	$(1,456)	$(2,411)	$89	$—	$89
Derivative liabilities	(1,518)	1,456	506	444	—	444

December 31, 2022
Derivative assets	$3,309	$(1,477)	$(1,952)	$(120)	$—	$(120)
Derivative liabilities	(1,646)	1,477	478	309	—	309

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of March 31, 2023 and December 31, 2022, amounts not subject to master netting or similar agreements were immaterial.

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

7. Variable Interest Entities

A variable interest in a VIE is an investment or other interest that will absorb portions of the VIE’s expected losses and/or receive expected residual returns. Refer to note 2 for more details about the Company’s VIE assessment and consolidation policy. Variable interests in consolidated VIEs and unconsolidated VIEs are discussed separately below.

Consolidated VIEs

Consolidated VIEs include consolidated SPACs as well as certain CLOs and funds managed by the Company. The financial information for these consolidated SPACs is disclosed in note 17.

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

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2023[1]	2022[1]
Net gains (losses) from investment activities	$30	$137
Net gains (losses) from debt	—	31
Interest and other income	33	208
Interest and other expenses	(29)	(9)
Net gains (losses) from investment activities of consolidated variable interest entities	$34	$367

[1] Amounts reflect consolidation eliminations.

Subscription Lines

Included within notes payable and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	March 31, 2023			December 31, 2022
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$1,287	6.65%	0.09	$686	6.22%	0.08

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of March 31, 2023, the Company was not aware of any instances of non-compliance with any of these covenants.

Repurchase Agreements

The following table summarizes the maturities of repurchase agreements:

Remaining Contractual Maturity	As of March 31, 2023	As of December 31, 2022
91 days to 364 days	$—	$1,254
Total payables for repurchase agreements(1)	$—	$1,254

(1) Included in other liabilities of consolidated variable interest entities on the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the gross carrying value of repurchase agreements by class of collateral pledged:

(In millions)	March 31, 2023	December 31, 2022
Loans backed by residential real estate	$—	$770
Loans backed by commercial real estate	—	484
Total	$—	$1,254

Note: These repurchase agreements are carried at cost which approximates fair value and is classified as Level 2 of the fair value hierarchy.

Reverse Repurchase Agreements

As of March 31, 2023 and December 31, 2022, fair value of collateral received under reverse repurchase agreements was $510 million and $1,522 million, respectively, and fair value of collateral rehypothecated was $0 million and $1,522 million, respectively.

Revenues of Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2023	2022
Trading securities	$23	$—
Mortgage loans	24	20
Investment funds	35	1
Net investment income	82	21

Net recognized investment gains (losses) on trading securities	6	—
Net recognized investment losses on mortgage loans	9	(112)
Net recognized investment gains (losses) on investment funds	224	70
Other gains (losses)	(40)	—
Investment related gains (losses)	199	(42)
Revenues of consolidated variable interest entities	$281	$(21)

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	March 31, 2023	[2]	December 31, 2022	[2]
Maximum Loss Exposure[1]	$317		$343

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2023		December 31, 2022
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$77	$518	$79	$340
Investment in related parties – investment funds	1,595	2,251	1,569	2,253
Assets of consolidated VIEs – investment funds	12,775	20,267	12,480	20,278
Investment in fixed maturity securities	39,373	42,555	37,454	40,992
Investment in related parties – fixed maturity securities	11,624	12,101	9,717	10,290
Investment in related parties – equity securities	251	251	279	279
Total non-consolidated investments	$65,695	$77,943	$61,578	$74,432

8. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	March 31, 2023
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$1,255	$—	$—		$—	$1,255
Restricted cash and cash equivalents[1]	1,061	—	—		—	1,061
Cash and cash equivalents of VIEs	123	—	—		—	123
U.S. Treasury securities	419	—	—		—	419
Investments, at fair value	194	39	1,116	[2]	3	1,352
Investments of VIEs	—	369	1,282		112	1,763
Due from related parties[3]	—	—	33		—	33
Derivative assets[4]	—	17	15		—	32
Total Assets – Asset Management	3,052	425	2,446		115	6,038

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2023
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Retirement Services
AFS Securities
U.S. government and agencies	2,697	6	—	—	2,703
U.S. state, municipal and political subdivisions	—	966	—	—	966
Foreign governments	—	921	1	—	922
Corporate	9	61,510	1,622	—	63,141
CLO	—	17,566	—	—	17,566
ABS	—	5,931	4,942	—	10,873
CMBS	—	4,190	—	—	4,190
RMBS	—	6,114	238	—	6,352
Total AFS securities	2,706	97,204	6,803	—	106,713
Trading securities	24	1,586	42	—	1,652
Equity securities	273	624	71	—	968
Mortgage loans	—	—	29,949	—	29,949
Funds withheld at interest – embedded derivative	—	—	(4,291)	—	(4,291)
Derivative assets	66	3,890	—	—	3,956
Short-term investments	1	551	30	—	582
Other investments	—	215	286	—	501
Cash and cash equivalents	13,844	—	—	—	13,844
Restricted cash and cash equivalents	1,148	—	—	—	1,148
Investments in related parties
AFS securities
Corporate	—	168	959	—	1,127
CLO	—	3,015	498	—	3,513
ABS	—	221	7,005	—	7,226
Total AFS securities – related parties	—	3,404	8,462	—	11,866
Trading securities	—	—	885	—	885
Equity securities	—	—	251	—	251
Mortgage loans	—	—	1,324	—	1,324
Investment funds	—	—	1,034	—	1,034
Funds withheld at interest – embedded derivative	—	—	(1,266)	—	(1,266)
Other investments	—	—	338	—	338
Reinsurance recoverable	—	—	1,470	—	1,470
Other assets[7]	—	—	440	—	440
Assets of consolidated VIEs
Trading securities	—	421	648	—	1,069
Mortgage loans	—	—	2,119	—	2,119
Investment funds	—	—	2,581	10,194	12,775
Other investments	—	2	97	—	99
Cash and cash equivalents	654	—	—	—	654
Total Assets – Retirement Services	18,716	107,897	51,273	10,194	188,080
Total Assets	$21,768	$108,322	$53,719	$10,309	$194,118

Liabilities
Asset Management
Contingent consideration obligations[5]	$—	$—	$78	$—	$78
Other liabilities[6]	1	—	—	—	1
Total Liabilities – Asset Management	1	—	78	—	79
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	6,747	—	6,747
Universal life benefits	—	—	879	—	879
Future policy benefits
AmerUs closed block	—	—	1,190	—	1,190
ILICO closed block and life benefits	—	—	579	—	579

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2023
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Market risk benefits[7]	—	—	3,203	—	3,203
Derivative liabilities	24	1,493	1	—	1,518
Other liabilities	—	(67)	189	—	122
Total Liabilities – Retirement Services	24	1,426	12,788	—	14,238
Total Liabilities	$25	$1,426	$12,866	$—	$14,317

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$1,201	$—	$—		$—	$1,201
Restricted cash and cash equivalents[1]	1,048	—	—		—	1,048
Cash and cash equivalents of VIEs	110	—	—		—	110
U.S. Treasury securities	709	—	—		—	709
Investments, at fair value	190	39	1,083	[2]	8	1,320
Investments of VIEs	—	1,537	727		105	2,369
Due from related parties[3]	—	—	43		—	43
Derivative assets[4]	—	—	15		—	15
Total Assets – Asset Management	3,258	1,576	1,868		113	6,815
Retirement Services
AFS Securities
U.S. government and agencies	2,570	7	—		—	2,577
U.S. state, municipal and political subdivisions	—	927	—		—	927
Foreign governments	—	906	1		—	907
Corporate	—	59,236	1,665		—	60,901
CLO	—	16,493	—		—	16,493
ABS	—	5,660	4,867		—	10,527
CMBS	—	4,158	—		—	4,158
RMBS	—	5,682	232		—	5,914
Total AFS securities	2,570	93,069	6,765		—	102,404
Trading securities	23	1,519	53		—	1,595
Equity securities	150	845	92		—	1,087
Mortgage loans	—	—	27,454		—	27,454
Funds withheld at interest – embedded derivative	—	—	(4,847)		—	(4,847)
Derivative assets	42	3,267	—		—	3,309
Short-term investments	29	455	36		—	520
Other investments	—	170	441		—	611
Cash and cash equivalents	7,779	—	—		—	7,779
Restricted cash and cash equivalents	628	—	—		—	628
Investments in related parties
AFS securities
Corporate	—	170	812		—	982
CLO	—	2,776	303		—	3,079
ABS	—	218	5,542		—	5,760
Total AFS securities – related parties	—	3,164	6,657		—	9,821
Trading securities	—	—	878		—	878
Equity securities	—	—	279		—	279
Mortgage loans	—	—	1,302		—	1,302
Investment funds	—	—	959		—	959
Funds withheld at interest – embedded derivative	—	—	(1,425)		—	(1,425)
Other investments	—	—	303		—	303
Reinsurance recoverable	—	—	1,388		—	1,388

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Other assets[7]	—	—	481	—	481
Assets of consolidated VIEs
Trading securities	5	436	622	—	1,063
Mortgage loans	—	—	2,055	—	2,055
Investment funds	—	—	2,471	10,009	12,480
Other investments	—	2	99	—	101
Cash and cash equivalents	362	—	—	—	362
Total Assets – Retirement Services	11,588	102,927	46,063	10,009	170,587
Total Assets	$14,846	$104,503	$47,931	$10,122	$177,402
Liabilities
Asset Management
Contingent consideration obligations[5]	$—	$—	$86	$—	$86
Other liabilities[6]	2	—	—	—	2
Derivative liabilities[4]	—	57	—	—	57
Total Liabilities – Asset Management	2	57	86	—	145
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	5,841	—	5,841
Universal life benefits	—	—	829	—	829
Future policy benefits
AmerUs closed block	—	—	1,164	—	1,164
ILICO closed block and life benefits	—	—	548	—	548
Market risk benefits[7]	—	—	2,970	—	2,970
Derivative liabilities	38	1,607	1	—	1,646
Other liabilities	—	(77)	142	—	65
Total Liabilities – Retirement Services	38	1,530	11,495	—	13,063
Total Liabilities	$40	$1,587	$11,581	$—	$13,208

[1] Restricted cash and cash equivalents as of March 31, 2023 and December 31, 2022 includes $1.1 billion and $1.0 billion, respectively, of restricted cash and cash equivalents held by consolidated SPACs.

[2] Investments as of March 31, 2023 and December 31, 2022 excludes $194 million and $198 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[3] Due from related parties represents a receivable from a fund.
[4] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
5 As of March 31, 2023 and December 31, 2022, other liabilities includes $25 million and $31 million, respectively, of contingent obligations related to the Griffin Capital acquisition, classified as Level 3 and profit sharing payable includes $53 million and $55 million, respectively, related to contingent obligations classified as Level 3.

[6] Other liabilities as of March 31, 2023 and December 31, 2022 includes the publicly traded warrants of APSG II.
[7] Other assets consists of market risk benefits assets. See note 10 for additional information on market risk benefits assets and liabilities valuation methodology and additional fair value disclosures.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	March 31, 2023
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$547	Embedded value	N/A	N/A	N/A
	127	Discounted cash flow	Discount rate	9.2% – 52.8%	29.0%	[1]
	442	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	33	Discounted cash flow	Discount rate	14.5%	14.5%
Derivative assets	15	Option model	Volatility rate	70.0%	70.0%
Investments of consolidated VIEs
Bank loans	790	Discounted cash flow	Discount rate	7.2% – 35.4%	7.5%	[1]
		Adjusted transaction value	N/A	N/A	N/A
Equity securities	468	Dividend discount model	Discount rate	12.9%	12.9%
Bonds	24	Discounted cash flow	Discount rate	8.2% -10.5%	10.5%	[1]
Retirement Services
AFS, trading and equity securities	12,271	Discounted cash flow	Discount rate	2% – 18.7%	6.7%	[1]
Mortgage loans[2]	33,392	Discounted cash flow	Discount rate	2.1% – 22.3%	6.3%	[1]
Investment funds[2]	650	Discounted cash flow	Discount rate	6.4% – 14.7%	8.4%
	899	Discounted cash flow / Guideline public equity	Discount rate / P/E	17.0% /8.5x	17.0% / 8.5x
	515	Net tangible asset values	Implied multiple	1.26x	1.26x
	517	Reported net asset value	Reported net asset value	N/A	N/A
	1,034	Embedded value	N/A	N/A	N/A
Financial Liabilities
Asset Management
Contingent consideration obligations	78	Discounted cash flow	Discount rate	20.6% – 29.0%	25.3%	[1]
		Option model	Volatility rate	31.5% – 41.5%	36.5%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	6,747	Discounted cash flow	Nonperformance risk	0.3% – 1.8%	1.3%	[3]
			Option budget	0.5% – 5.7%	2.0%	[4]
			Surrender rate	5.2% – 11.7%	8.1%	[4]

[1] Unobservable inputs were weighted based on the fair value of the investments included in the range.
[2] Includes those of consolidated VIEs.
[3] The nonperformance risk weighted average is based on the projected cash flows attributable to the embedded derivative.
[4] The option budget and surrender rate weighted averages are calculated based on projected account values.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2022
	Fair Value (In millions)	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$526	Embedded value	N/A	N/A	N/A
	128	Discounted cash flow	Discount rate	8.9% – 52.8%	28.7%	[1]
	429	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	43	Discounted cash flow	Discount rate	15.0%	15.0%
Derivative assets	15	Option model	Volatility rate	60.0%	60.0%
Investments of consolidated VIEs
Equity securities	458	Dividend discount model	Discount rate	12.1%	12.1%
Bank loans	244	Discounted cash flow	Discount rate	6.4% – 32.7%	8.0%	[1]
		Adjusted transaction value	N/A	N/A	N/A
Bonds	25	Discounted cash flow	Discount rate	7.9%	7.9%
Retirement Services
AFS, trading and equity securities	10,671	Discounted cash flow	Discount rate	2.2% – 18.8%	6.8%	[1]
Mortgage loans[2]	30,811	Discounted cash flow	Discount rate	1.5% – 22.1%	6.3%	[1]
Investment funds[2]	506	Discounted cash flow	Discount rate	6.4%	6.4%
	873	Discounted cash flow / Guideline public equity	Discount rate / P/E	16.5% / 9x	16.5% / 9x
	529	Net tangible asset values	Implied multiple	1.26x	1.26x
	563	Reported net asset value	Reported net asset value	N/A	N/A
	959	Embedded value	N/A	N/A	N/A
Financial Liabilities
Contingent consideration obligations	86	Discounted cash flow	Discount rate	20.0% – 25.0%	22.7%	[1]
		Option model	Volatility rate	29.8% – 39.6%	34.7%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	5,841	Discounted cash flow	Nonperformance risk	0.1% – 1.7%	1.0%	[3]
			Option budget	0.5% – 5.3%	1.9%	[4]
			Surrender rate	5.1% – 11.5%	8.1%	[4]

[1] Unobservable inputs were weighted based on the fair value of the investments included in the range.
[2] Includes those of consolidated VIEs.
[3] The nonperformance risk weighted average is based on the projected cash flows attributable to the embedded derivative.
[4] The option budget and surrender rate weighted averages are calculated based on projected account values.

The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,098	$26	$—	$7	$—	$1,131	$26	$—
Investments of Consolidated VIEs	727	34	—	523	(2)	1,282	9	—
Total Level 3 assets – Asset Management	$1,825	$60	$—	$530	$(2)	$2,413	$35	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Retirement Services
AFS securities
Foreign governments	$1	$—	$—	$—	$—	$1	$—	$—
Corporate	1,665	(1)	12	126	(180)	1,622	—	6
ABS	4,867	—	(19)	155	(61)	4,942	—	(16)
RMBS	232	3	3	—	—	238	—	3
Trading securities	53	2	—	(4)	(9)	42	1	—
Equity securities	92	(8)	—	—	(13)	71	(8)	—
Mortgage loans	27,454	251	—	2,244	—	29,949	252	—
Funds withheld at interest – embedded derivative	(4,847)	556	—	—	—	(4,291)	—	—
Short-term investments	36	—	(2)	(30)	26	30	—	—
Other investments	441	1	—	(156)	—	286	2	—
Investments in related parties
AFS securities
Corporate	812	1	(7)	153	—	959	—	(7)
CLO	303	—	10	185	—	498	—	10
ABS	5,542	4	44	1,415	—	7,005	2	42
Trading securities	878	6	—	1	—	885	6	—
Equity securities	279	4	—	(32)	—	251	3	—
Mortgage loans	1,302	26	—	(4)	—	1,324	26	—
Investment funds	959	43	—	32	—	1,034	43	—
Funds withheld at interest – embedded derivative	(1,425)	159	—	—	—	(1,266)	—	—
Other investments	303	(7)	—	42	—	338	(7)	—
Reinsurance recoverable	1,388	82	—	—	—	1,470	—	—
Assets of consolidated VIEs
Trading securities	622	12	—	(2)	16	648	12	—
Mortgage loans	2,055	19	—	45	—	2,119	19	—
Investment funds	2,471	18	—	(8)	100	2,581	18	—
Other investments	99	—	—	(2)	—	97	—	—
Total Level 3 assets – Retirement Services	$45,582	$1,171	$41	$4,160	$(121)	$50,833	$369	$38

Liabilities – Asset Management
Contingent consideration obligations	$86	$(8)	$—	$—	$—	$78	$—	$—
Total Level 3 liabilities – Asset Management	$86	$(8)	$—	$—	$—	$78	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(5,841)	$(473)	$—	$(433)	$—	$(6,747)	$—	$—
Universal life benefits	(829)	(50)	—	—	—	(879)	—	—
Future policy benefits
AmerUs Closed Block	(1,164)	(26)	—	—	—	(1,190)	—	—
ILICO Closed Block and life benefits	(548)	(31)	—	—	—	(579)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(142)	(47)	—	—	—	(189)	—	—
Total Level 3 liabilities – Retirement Services	$(8,525)	$(627)	$—	$(433)	$—	$(9,585)	$—	$—

[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments	$946	$18	$—	$101	$22	$1,087	$18	$—
Investments of Consolidated VIEs	13,188	216	—	1,129	(13,602)	931	(3)	—
Total Level 3 assets – Asset Management	$14,134	$234	$—	$1,230	$(13,580)	$2,018	$15	$—
Assets – Retirement Services
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,339	(3)	(19)	140	42	1,499	—	(19)
CLO	14	(1)	2	(10)	—	5	—	2
ABS	3,619	6	(31)	(148)	337	3,783	—	(30)
CMBS	43	—	(17)	—	(16)	10	—	(17)
Trading securities	69	(5)	—	6	20	90	—	—
Equity securities	429	9	—	—	—	438	—	—
Mortgage loans	21,154	(744)	—	3,286	—	23,696	(741)	—
Investment funds	18	1	—	—	—	19	1	—
Funds withheld at interest – embedded derivative	—	(1,882)	—	—	—	(1,882)	—	—
Short-term investments	29	—	—	30	—	59	9	—
Investments in related parties
AFS securities
Corporate	670	(4)	1	94	—	761	—	1
CLO	202	—	—	130	—	332	—	—
ABS	6,445	(17)	(10)	(145)	(1,864)	4,409	—	(10)
Trading securities	1,771	(5)	—	(254)	(1,260)	252	—	—
Equity securities	284	(5)	—	—	(113)	166	—	—
Mortgage loans	1,369	(52)	—	139	—	1,456	(52)	—
Investment funds	2,855	24	—	(34)	(2,031)	814	24	—
Funds withheld at interest – embedded derivative	—	(570)	—	—	—	(570)	—	—
Short-term investments	—	—	—	53	—	53	—	—
Reinsurance recoverable	1,991	(177)	—	—	—	1,814	—	—
Assets of consolidated VIEs
Mortgage loans	2,152	(120)	—	(152)	—	1,880	(120)	—
Investment funds	1,297	(5)	—	238	9,047	10,577	(5)	—
Other investments	—	—	—	—	1,902	1,902	—	—
Total Level 3 assets – Retirement Services	$45,752	$(3,550)	$(74)	$3,373	$6,064	$51,565	$(884)	$(73)

Liabilities – Asset Management
Contingent consideration obligations	$126	$(3)	$—	$(13)	$—	$110	$—	$—
Debt and other liabilities of consolidated VIEs	7,528	(28)	—	1,126	(8,626)	—	—	—
Total Level 3 liabilities – Asset Management	$7,654	$(31)	$—	$1,113	$(8,626)	$110	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(7,408)	$1,034	$—	$(111)	$—	$(6,485)	$—	$—
Universal life benefits	(1,235)	139	—	—	—	(1,096)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	142	—	—	—	(1,378)	—	—
ILICO Closed Block and life benefits	(742)	38	—	—	—	(704)	—	—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Derivative liabilities	(3)	—	—	—	—	(3)	—	—
Liabilities of consolidated VIEs – debt	—	—	—	—	(3,645)	(3,645)	—	—
Total Level 3 liabilities – Retirement Services	$(10,908)	$1,353	$—	$(111)	$(3,645)	$(13,311)	$—	$—

[1] Related to instruments held at end of period.

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three Months Ended March 31, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$8	$—	$(1)	$—	$7	$—	$—	$—
Investments of consolidated VIEs	871	—	(348)	—	523	—	(2)	(2)
Total Level 3 assets – Asset Management	$879	$—	$(349)	$—	$530	$—	$(2)	$(2)

Assets – Retirement Services
AFS securities
Corporate	$208	$—	$—	$(82)	$126	$29	$(209)	$(180)
ABS	298	—	—	(143)	155	215	(276)	(61)
RMBS	1	—	—	(1)	—	—	—	—
Trading securities	—	—	—	(4)	(4)	5	(14)	(9)
Equity securities	—	—	—	—	—	—	(13)	(13)
Mortgage loans	2,882	—	(32)	(606)	2,244	—	—	—
Short-term investments	—	—	—	(30)	(30)	26	—	26
Other investments	2	—	—	(158)	(156)	—	—	—
Investments in related parties
AFS securities
Corporate	156	—	—	(3)	153	—	—	—
CLO	185	—	—	—	185	—	—	—
ABS	1,634	—	—	(219)	1,415	—	—	—
Trading securities	2	—	—	(1)	1	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(4)	(4)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	10	—	(12)	—	(2)	19	(3)	16
Mortgage loans	46	—	—	(1)	45	—	—	—
Investment funds	—	—	(8)	—	(8)	148	(48)	100
Other investments	5	—	(7)	—	(2)	—	—	—
Total Level 3 assets – Retirement Services	$5,503	$—	$(59)	$(1,284)	$4,160	$442	$(563)	$(121)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(577)	$—	$144	$(433)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(577)	$—	$144	$(433)	$—	$—	$—

	Three Months Ended March 31, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[2]	Net Transfers In (Out)
Assets – Asset Management
Investments	$104	$—	$(3)	$—	$101	$22	$—	$22
Investments of consolidated VIEs	2,469	—	(1,340)	—	1,129	453	(14,055)	(13,602)
Total Level 3 assets – Asset Management	$2,573	$—	$(1,343)	$—	$1,230	$475	$(14,055)	$(13,580)

Assets – Retirement Services
AFS securities
Corporate	$324	$—	$(168)	$(16)	$140	$43	$(1)	$42
CLO	—	—	—	(10)	(10)	—	—	—
ABS	1,489	—	(1,450)	(187)	(148)	338	(1)	337
CMBS	—	—	—	—	—	—	(16)	(16)
Trading securities	6	—	—	—	6	30	(10)	20
Mortgage loans	4,091	—	(82)	(723)	3,286	—	—	—
Short-term investments	30	—	—	—	30	—	—	—
Investments in related parties
AFS securities					—			—
Corporate	315	—	(217)	(4)	94	—	—	—
CLO	130	—	—	—	130	—	—	—
ABS	374	—	(87)	(432)	(145)	—	(1,864)	(1,864)
Trading securities	29	—	(265)	(18)	(254)	—	(1,260)	(1,260)
Equity securities	—	—	—	—	—	—	(113)	(113)
Mortgage loans	146	—	—	(7)	139	—	—	—
Investment funds	—	—	(34)	—	(34)	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	—	—
Assets of consolidated VIEs
Mortgage loans	—	—	—	(152)	(152)	—	—	—
Investment funds	253	—	(15)	—	238	10,081	(1,034)	9,047
Other investments	—	—	—	—	—	1,902	—	1,902
Total Level 3 assets – Retirement Services	$7,240	$—	$(2,318)	$(1,549)	$3,373	$12,394	$(6,330)	$6,064

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[2]	Net Transfers In (Out)
Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(13)	$(13)	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	1,644	—	(518)	1,126	—	(8,626)	(8,626)
Total Level 3 liabilities – Asset Management	$—	$1,644	$—	$(531)	$1,113	$—	$(8,626)	$(8,626)
Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(260)	$—	$149	$(111)	$—	$—	$—
Liabilities of consolidated VIEs - Debt	—	—	—	—	—	(3,645)	—	(3,645)
Total Level 3 liabilities – Retirement Services	$—	$(260)	$—	$149	$(111)	$(3,645)	$—	$(3,645)

[1] Transfers in includes assets and liabilities of consolidated VIEs that the Company consolidated effective March 31, 2022 ($10,081 million investment funds, $1,902 million other investments, and $3,645 million debt).

[2] Transfers out includes the elimination of investments in related party securities issued by VIEs that the Company consolidated effective March 31, 2022 ($1,582 million ABS AFS securities, $1,260 million ABS and CLO trading securities, and $113 million equity securities).

Fair Value Option - Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Three months ended March 31,
(In millions)	2023	2022
Trading securities	$64	$(207)
Mortgage loans	296	(916)
Investment funds	62	20
Future policy benefits	(26)	142
Other liabilities	(47)	—
Total gains (losses)	$349	$(961)

Gains and losses on trading securities and other liabilities are recorded in investment related gains (losses) on the condensed consolidated statements of operations. For fair value option mortgage loans, interest income is recorded in net investment income and subsequent changes in fair value in investment related gains (losses) on the condensed consolidated statements of operations. Gains and losses related to investment funds, including related party investment funds, are recorded in net investment income on the condensed consolidated statements of operations. The change in fair value of future policy benefits is recorded to future policy and other policy benefits on the condensed consolidated statements of operations.

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	March 31, 2023	December 31, 2022
Unpaid principal balance	$35,974	$33,653
Mark to fair value	(2,582)	(2,842)
Fair value	$33,392	$30,811

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2023	December 31, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$198	$74
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(56)	(55)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$142	$19

Fair value of commercial mortgage loans 90 days or more past due	$11	$2
Fair value of commercial mortgage loans in non-accrual status	131	19

The following represents the residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2023	December 31, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$483	$522
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(50)	(50)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$433	$472

Fair value of residential mortgage loans 90 days or more past due[1]	$433	$472
Fair value of residential mortgage loans in non-accrual status	234	360

1 As of March 31, 2023 and December 31, 2022, includes $199 million and $221 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended March 31,
(In millions)	2023	2022
Mortgage loans	$(3)	$(18)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Financial Instruments Without Readily Determinable Fair Values

Athene has elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of March 31, 2023 and December 31, 2022, the carrying amount of the equity securities was $400 million and $400 million, respectively, with no cumulative recorded impairment.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value of Financial Instruments Not Carried at Fair Value - Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	March 31, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$77	$77	$77	$—	$—	$—
Policy loans	339	339	—	—	339	—
Funds withheld at interest	35,375	35,375	—	—	—	35,375
Short-term investments	45	45	—	—	45	—
Other investments	200	200	—	—	—	200
Investments in related parties
Investment funds	561	561	561	—	—	—
Funds withheld at interest	10,728	10,728	—	—	—	10,728
Short-term investments	1,043	1,043	—	—	1,043	—
Total financial assets not carried at fair value	$48,368	$48,368	$638	$—	$1,427	$46,303

Financial liabilities
Interest sensitive contract liabilities	$131,873	$120,063	$—	$—	$—	$120,063
Debt	3,650	2,906	—	—	2,906	—
Securities to repurchase	7,781	7,781	—	—	7,781	—
Funds withheld liability	346	346	—	—	346	—
Total financial liabilities not carried at fair value	$143,650	$131,096	$—	$—	$11,033	$120,063

	December 31, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$79	$79	$79	$—	$—	$—
Policy loans	347	347	—	—	347	—
Funds withheld at interest	37,727	37,727	—	—	—	37,727
Short-term investments	1,640	1,640	—	—	1,614	26
Other investments	162	162	—	—	—	162
Investments in related parties
Investment funds	610	610	610	—	—	—
Funds withheld at interest	11,233	11,233	—	—	—	11,233
Total financial assets not carried at fair value	$51,798	$51,798	$689	$—	$1,961	$49,148

Financial liabilities
Interest sensitive contract liabilities	$125,101	$111,608	$—	$—	$—	$111,608
Debt	3,658	2,893	—	—	2,893	—
Securities to repurchase	4,743	4,743	—	—	4,743	—
Funds withheld liability	360	360	—	—	360	—
Total financial liabilities not carried at fair value	$133,862	$119,604	$—	$—	$7,996	$111,608

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Significant Unobservable Inputs

Asset Management

Consolidated VIEs’ Investments

The significant unobservable input used in the fair value measurement of the equity securities, bank loans and bonds is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value, which would result in a significantly lower or higher fair value measurement. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.Policyholder behavior – Athene regularly reviews the full withdrawal (surrender rate) assumptions. These are based on initial pricing assumptions updated for actual experience. Actual experience may be limited for recently issued products.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

9. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 10 for more information on Athene’s products.

	Three months ended March 31, 2023
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	171	203	—	1	133	—	508
Amortization	(16)	(18)	(1)	—	(10)	(93)	(138)
Balance at March 31, 2023	$459	$940	$10	$10	$522	$2,895	$4,836

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2022
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at January 1, 2022	$—	$—	$—	$—	$—	$3,372	$3,372
Additions	24	176	11	3	77	—	$291
Amortization	—	(1)	(1)	—	—	(96)	(98)
Balance at March 31, 2022	$24	$175	$10	$3	$77	$3,276	$3,565

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds, including traditional deferred annuities and indexed annuities, are amortized on a constant-level basis for a cohort of contracts using initial premium or deposit. Significant inputs and assumptions are required for determining the expected duration of the cohort and involves using accepted actuarial methods to determine decrement rates related to policyholder behavior for lapses, withdrawals (surrenders) and mortality. The assumptions used to determine the amortization of DAC and DSI are consistent with those used to estimate the related liability balance.

Deferred costs related to investment contracts without significant revenue streams from sources other than investment of policyholder funds are amortized using the effective interest method, which primarily includes funding agreements. The effective interest method requires inputs to project future cash flows, which for funding agreements includes contractual terms of notional value, periodic interest payments based on either fixed or floating interest rates, and duration. For other investment-type contracts which include immediate annuities and assumed endowments without significant mortality risks, assumptions are required related to policyholder behavior for lapses and withdrawals (surrenders).

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2023[1]	$257
2024	316
2025	289
2026	260
2027	230
2028	200

[1] Expected amortization for the remainder of 2023.
10. Long-duration Contracts

Interest sensitive contract liabilities – Interest sensitive contract liabilities primarily include:
▪traditional deferred annuities,
▪indexed annuities consisting of fixed indexed and index-linked variable annuities,
▪funding agreements, and
▪other investment-type contracts comprising of immediate annuities without significant mortality risk (which includes pension group annuities without life contingencies) and assumed endowments without significant mortality risks.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents a rollforward of the policyholder account balance by product within interest sensitive contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Three months ended March 31, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	6,700	2,929	1,500	1,033	12,162
Policy charges	(1)	(158)	—	—	(159)
Surrenders and withdrawals	(1,818)	(2,712)	(70)	(3)	(4,603)
Benefit payments	(264)	(422)	(490)	(90)	(1,266)
Interest credited	369	117	206	32	724
Foreign exchange	—	—	54	(16)	38
Other	(54)	—	143	(33)	56
Balance at March 31, 2023	$48,450	$92,414	$28,782	$5,645	$175,291

	March 31, 2023
Weighted average crediting rate	3.4%	2.3%	2.7%	2.9%	2.7%
Net amount at risk	$423	$13,903	$—	$66	$14,392
Cash surrender value	45,994	84,047	—	2,710	132,751

	Three months ended March 31, 2022
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at January 1, 2022	$35,599	$89,755	$23,623	$2,413	$151,390
Deposits	918	2,573	4,946	520	8,957
Policy charges	(1)	(141)	—	—	(142)
Surrenders and withdrawals	(845)	(1,798)	—	(1)	(2,644)
Benefit payments	(256)	(426)	(695)	(83)	(1,460)
Interest credited	235	697	125	17	1,074
Foreign exchange	—	—	(100)	(14)	(114)
Other	—	—	(218)	—	(218)
Balance at March 31, 2022	$35,650	$90,660	$27,681	$2,852	$156,843

	March 31, 2022
Weighted average crediting rate	2.7%	2.0%	1.8%	2.2%	2.1%
Net amount at risk	$416	$10,554	$—	$13	$10,983
Cash surrender value	34,211	84,265	—	710	119,186

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated statements of financial condition:

	March 31,
(In millions)	2023	2022
Traditional deferred annuities	$48,450	$35,650
Indexed annuities	92,414	90,660
Funding agreements	28,782	27,681
Other investment-type	5,645	2,852
Reconciling items[1]	5,809	7,460
Interest sensitive contract liabilities	$181,100	$164,303

[1] Reconciling items primarily include embedded derivatives in indexed annuities, unaccreted host contract adjustments on indexed annuities, negative VOBA, sales inducement liabilities, and wholly ceded universal life insurance contracts.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	March 31, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$25,571	$23,867	$80,468	$129,906
2.0% – < 4.0%	31,793	1,709	778	34,280
4.0% – < 6.0%	9,625	52	206	9,883
6.0% and greater	1,222	—	—	1,222
Total	$68,211	$25,628	$81,452	$175,291

	March 31, 2022
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$29,040	$30,195	$57,412	$116,647
2.0% – < 4.0%	34,604	925	43	35,572
4.0% – < 6.0%	4,467	11	6	4,484
6.0% and greater	140	—	—	140
Total	$68,251	$31,131	$57,461	$156,843

Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies).

The following is a rollforward of the present value of expected net premiums and expected value of future policy benefits:

	Payout annuities with life contingencies
	Three months ended March 31,
(In millions)	2023	2022
Present value of expected net premiums
Beginning balance	$—	$—
Issuances	88	1,994
Net premium collected	(88)	(1,994)
Ending balance	$—	$—

Present value of expected future policy benefits
Beginning balance	$36,422	$35,278
Effect of changes in discount rate assumptions	8,425	—
Beginning balance at original discount rate	44,847	35,278
Effect of actual experience to expected experience	(29)	(47)
Adjusted beginning balance	44,818	35,231
Issuances	88	1,994
Interest accrual	346	229
Benefit payments	(885)	(724)
Foreign exchange	8	(19)
Ending balance at original discount rate	44,375	36,711
Effect of changes in discount rate assumptions	(7,623)	(3,562)
Ending balance	$36,752	$33,149

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of future policy benefits to the condensed consolidated statements of financial condition:

	March 31,
(In millions)	2023	2022
Payout annuities with life contingencies	$36,752	$33,149
Reconciling items[1]	5,738	6,091
Total future policy benefits	$42,490	$39,240

[1] Reconciling items primarily include the deferred profit liability and negative VOBA associated with Athene’s liability for future policy benefits. Additionally, it includes reserves for Athene’s immaterial lines of business including term and whole life, accident and health and disability, as well as other insurance benefit reserves for Athene’s no-lapse guarantees with universal life contracts, all of which are fully ceded.

The following is a reconciliation of premiums to the condensed consolidated statements of operations:

	Three months ended March 31,
(In millions)	2023	2022
Payout annuities with life contingencies	$88	$2,098
Reconciling items[1]	8	12
Premiums	$96	$2,110

[1] Reconciling items premiums related to Athene’s immaterial lines of business including term and whole life and accident and health and disability.

Gross premiums are recorded within premiums on the condensed consolidated statements of operations. Interest expense (accretion) related to future policy benefits was $346 million and $229 million during the three months ended March 31, 2023 and 2022, respectively, and is recorded as a component of policy and other operating expenses on the condensed consolidated statements of operations.

Significant assumptions and inputs to the calculation of future policy benefits for payout annuities with life contingencies include policyholder demographic data, assumptions for policyholder longevity and policyholder utilization for contracts with deferred lives, and discount rates. Athene bases certain key assumptions related to policyholder behavior on industry standard data adjusted to align with actual company experience, if necessary. At least annually, Athene reviews all significant cash flow assumptions and updates as necessary, unless emerging experience indicates a more frequent review is necessary. The discount rate reflects market observable inputs from upper-medium grade fixed income instrument yields and is interpolated, where necessary, to conform to the duration of Athene’s liabilities.

During the three months ended March 31, 2023, future policy benefits for payout annuities with life contingencies increased by $330 million, which was primarily driven by an $802 million change in discount rate assumptions related to a decrease in rates and $346 million of interest accrual, partially offset by $885 million of benefit payments.

During the three months ended March 31, 2022, future policy benefits for payout annuities with life contingencies decreased by $2,129 million, which was primarily driven by a $3,562 million change in discount rate assumptions related to an increase in rates and $724 million of benefit payments, partially offset by $1,994 million of pension group annuity issuances and $229 million of interest accrual.

The following represents the undiscounted and discounted expected future benefit payments for the liability for future policy benefits. As these relate to payout annuities for single premium immediate annuities with life contingencies, there are no expected future gross premiums.

	March 31, 2023		March 31, 2022
(In millions)	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$63,995	$44,375	$51,643	$36,711

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the weighted-average durations and the weighted-average interest rates of future policy benefits:

	March 31,
	2023	2022
Weighted-average liability duration (in years)	10.1	10.6
Weighted-average interest accretion rate	3.2%	2.7%
Weighted-average current discount rate	5.3%	3.7%

Policyholder longevity assumptions represent the main driver of variances from actual experience compared to expected experience. The following is the variance of actual experience compared to expected experience related to policyholder longevity assumptions recorded within future policy benefits:

	Three months ended March 31,
(In millions)	2023	2022
Expected reserve release due to death	$132	$114
Actual reserve release due to death	183	163
Decrease in reserve due to actual experience compared to expected experience	$(51)	$(49)

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of operations:

	Three months ended March 31,
(In millions)	2023	2022
Reserves	$29	$47
Deferred profit liability	(27)	(54)
Negative VOBA	(4)	10
Total remeasurement gains (losses)	$(2)	$3

There have been no adverse developments during the three months ended March 31, 2023 and 2022.

Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a rollfoward of net market risk benefit liabilities by product:

	Three months ended March 31, 2023
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument specific credit risk	183	2,672	2,855
Issuances	—	17	17
Interest accrual	2	32	34
Attributed fees collected	1	84	85
Benefit payments	—	(6)	(6)
Effect of changes in interest rates	8	218	226
Effect of changes in equity	—	(18)	(18)
Effect of actual policyholder behavior compared to expected behavior	2	23	25
Balance, end of period, before changes in instrument specific credit risk	196	3,022	3,218
Effect of changes in the instrument specific credit risk	(16)	(439)	(455)
Balance at March 31, 2023	$180	$2,583	$2,763

	March 31, 2023
Net amount at risk	$423	$13,903	$14,326
Weighted-average attained age of contract holders (in years)	75	69	69

	Three months ended March 31, 2022
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at January 1, 2022	$253	$4,194	$4,447
Issuances	—	16	16
Interest accrual	—	(2)	(2)
Attributed fees collected	1	81	82
Benefit payments	(1)	(11)	(12)
Effect of changes in interest rates	(26)	(732)	(758)
Effect of changes in equity	—	55	55
Effect of actual policyholder behavior compared to expected behavior	1	12	13
Balance, end of period, before changes in instrument specific credit risk	228	3,613	3,841
Effect of changes in the instrument specific credit risk	(13)	(384)	(397)
Balance at March 31, 2022	$215	$3,229	$3,444

	March 31, 2022
Net amount at risk	$416	$10,554	$10,970
Weighted-average attained age of contract holders (in years)	75	69	69

The following is a reconciliation of market risk benefits to the condensed consolidated statements of financial condition. Market risk benefit assets are included in other assets on the condensed consolidated statements of financial condition.

	March 31, 2023			March 31, 2022
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$180	$180	$—	$215	$215
Indexed annuities	440	3,023	2,583	413	3,642	3,229
Total	$440	$3,203	$2,763	$413	$3,857	$3,444

During the three months ended March 31, 2023, net market risk benefit liabilities increased by $274 million, which was primarily driven by a $226 million change in interest rates related to a decrease in rates.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2022, net market risk benefit liabilities decreased by $1,003 million, which was primarily driven by a $758 million change in interest rates related to an increase in rates and a $397 million change in instrument specific credit risk related to widening of credit spreads, partially offset by $82 million of fees collected from policyholders and $55 million of changes related to equity market performance.

The determination of the fair value of market risk benefits requires the use of inputs related to fees and assessments and assumptions in determining the projected benefits in excess of the projected account balance. Judgment is required for both economic and actuarial assumptions, which can be either observable or unobservable, that impact future policyholder account growth.

Economic assumptions include interest rates and implied volatilities throughout the duration of the liability. For indexed annuities, assumptions also include projected equity returns which impact cash flows attributable to indexed strategies, implied equity volatilities, expected index credits on the next policy anniversary date and future equity option costs. Assumptions related to the level of option budgets used for determining the future equity option costs and the impact on future policyholder account value growth are considered unobservable inputs.

Policyholder behavior assumptions are unobservable inputs and are established using accepted actuarial valuation methods to estimate withdrawals (surrender rate). Assumptions are generally based on industry data and pricing assumptions which are updated for actual experience, if necessary. Actual experience may be limited for recently issued products.

All inputs are used to project excess benefits and fees over a range of risk-neutral, stochastic interest rate scenarios. For indexed annuities, stochastic equity return scenarios are also included within the range. A risk margin is incorporated within the discount rate to reflect uncertainty in the projected cash flows such as variations in policyholder behavior, as well as a credit spread to reflect our nonperformance risk, which is considered an unobservable input.

The following summarizes the unobservable inputs for market risk benefits:

	March 31, 2023
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,763	Discounted cash flow	Nonperformance risk	0.3%	1.7%	1.6%	[1]	Decrease
			Option budget	0.5%	5.6%	1.7%	[2]	Decrease
			Surrender rate	3.3%	6.9%	4.5%	[2]	Decrease
	March 31, 2022
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$3,444	Discounted cash flow	Nonperformance risk	0.4%	2.0%	1.3%	[1]	Decrease
			Option budget	0.5%	3.8%	1.5%	[2]	Decrease
			Surrender rate	3.6%	6.6%	4.5%	[2]	Decrease
[1] The nonperformance risk weighted average is based on the cash flows underlying the market risk benefit reserve.
[2] The option budget and surrender rate weighted averages are calculated based on projected account values.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Profit Sharing Payable
Profit sharing payable was $1.5 billion and $1.4 billion as of March 31, 2023 and December 31, 2022, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2023	$1,392
Profit sharing expense	289
Payments/other	(168)
Profit sharing payable, March 31, 2023	$1,513

Profit sharing expense includes (i) changes in amounts due to current and former employees entitled to a share of performance revenues in funds managed by Apollo and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain of the Company’s acquisitions. Profit sharing payable excludes the potential return of profit-sharing distributions that would be due if certain funds were liquidated, which is recorded in due from related parties in the condensed consolidated statements of financial condition.

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

12. Income Taxes

The Company’s income tax (provision) benefit totaled $(253) million and $485 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective income tax rate was approximately 14.1% and 31.4% for the three months ended March 31, 2023 and 2022, respectively.

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

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of March 31, 2023, the Company recorded $16 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would impact the effective tax rate. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of March 31, 2023, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2019 through 2021 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for the 2013, 2015, 2019, and 2020 tax years. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2020. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017 and 2020. There are other examinations ongoing in other foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

The Company has historically recorded deferred tax assets resulting from the step-up in the tax basis of assets, including intangibles, resulting from exchanges of AOG Units for Class A shares by the Former Managing Partners and Contributing

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Partners. A related liability has also historically been recorded in due to related parties in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among the Company, the Former Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 17). The benefit the Company has historically obtained from the difference in the tax asset recognized and the related liability was recorded as an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.

After the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the tax receivable agreement during the three months ended March 31, 2023 and 2022.

13. Debt

Company debt consisted of the following:

		March 31, 2023			December 31, 2022
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.00% 2024 Senior Notes[1,2]	May 30, 2024	$499	$490	[4]	$499	$486	[4]
4.40% 2026 Senior Notes[1,2]	May 27, 2026	498	486	[4]	498	476	[4]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	647	[4]	675	639	[4]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	496	419	[4]	495	407	[4]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	272	[4]	297	262	[4]
4.95% 2050 Subordinated Notes[1,2]	January 14, 2050	297	248	[4]	297	252	[4]
1.70% Secured Borrowing II	April 15, 2032	18	18	[4]	18	17	[4]
1.30% 2016 AMI Term Facility I	January 15, 2025	18	18	[3]	18	18	[3]
1.40% 2016 AMI Term Facility II	October 18, 2024	16	16	[3]	17	17	[3]
		2,814	2,614		2,814	2,574
Retirement Services
4.13% 2028 Notes[1]	January 12, 2028	1,077	907		1,081	921
6.15% 2030 Notes[1]	April 3, 2030	603	504		606	508
3.50% 2031 Notes[1]	January 15, 2031	525	421		526	413
3.95% 2051 Notes[1]	May 25, 2051	546	350		546	342
3.45% 2052 Notes[1]	May 15, 2052	504	317		504	311
6.65% 2033 Notes[1]	February 1, 2033	395	407		395	398
		3,650	2,906		3,658	2,893
Total Debt		$6,464	$5,520		$6,472	$5,467

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $15 million and $16 million as of March 31, 2023 and December 31, 2022, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date treasury rate plus a spread as defined in the applicable prospectus supplement and any accrued and unpaid interest.

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of March 31, 2023:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management - 2022 AMH credit facility	N/A	October 12, 2027	Citibank	The commitment fee on the $1.0 billion undrawn 2022 AMH credit facility as of March 31, 2023 was 0.08%.
Retirement Services - AHL credit facility	N/A	December 3, 2024	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, with potential increases up to $1.75 billion.
Retirement Services - AHL liquidity facility	N/A	June 30, 2023	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.5 billion, with potential increases up to $3.0 billion.

Asset Management - Credit Facility

On October 12, 2022, AMH, as borrower, entered into a $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“2022 AMH credit facility”). Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. As of March 31, 2023, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of March 31, 2023, there were no amounts outstanding under the 2022 AMH credit facility and the Company was in compliance with all financial covenants under the facility.

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

As of March 31, 2023, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all financial covenants under the facility.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

On February 7, 2023, Athene borrowed $1.0 billion from the AHL liquidity facility for short-term cash flow needs, which was repaid during the first quarter of 2023. As of March 31, 2023, there were no amounts outstanding under the AHL liquidity facility and Athene was in compliance with all financial covenants under the facility.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended March 31,
(In millions)	2023	2022
Asset Management	$31	$32
Retirement Services[1]	30	24
Total Interest Expense	$61	$56

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

For the three months ended March 31, 2023 and 2022, the Company recorded equity-based compensation expense of $140 million and $168 million, respectively. As of March 31, 2023, there was $996 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.8 years.

Service-Based Awards

During the three months ended March 31, 2023 and 2022, the Company awarded 4.6 million and 4.3 million of service-based RSUs, respectively, with a grant date fair value of $313 million and $266 million, respectively.

During the three months ended March 31, 2023 and 2022, the Company recorded equity-based compensation expense on service-based RSUs of $67 million and $67 million, respectively.

Performance-Based Awards

During the three months ended March 31, 2023 and 2022, the Company awarded 1.2 million and 2.1 million of performance-based RSUs, respectively, with a grant date fair value of $79 million and $126 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2023 and 2022, the Company recorded equity-based compensation expense on performance-based awards of $55 million and $74 million, respectively.

In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics. During the three months ended March 31, 2023 and 2022, the Company recorded equity-based compensation expense of $14 million and $14 million, respectively, for service-based awards and $6 million and $6 million, respectively, for performance-based awards, each related to these one-time grants.

The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2023	18,263,875	$57.18	15,656,775	33,920,650
Granted	5,849,355	$66.99	—	5,849,355
Forfeited	(30,076)	$64.93	—	(30,076)
Vested	(3,028,390)	$48.77	3,028,390	—
Issued[1]	—	—	(5,903,313)	(5,903,313)
Balance at March 31, 2023	21,054,764	61.16	12,781,852	33,836,616

[1] Refers to issued shares that became freely transferable in 2023.

Restricted Stock Awards

During the three months ended March 31, 2023 and 2022, the Company awarded 0.2 million and 0.4 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $14 million and $28 million, respectively.

During the three months ended March 31, 2023 and 2022, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $9 million and $19 million, respectively.

15. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three months ended March 31, 2023 and 2022, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Equity Plan in order to satisfy associated tax obligations. The repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended and may be suspended, extended, modified or discontinued at any time.

The table below outlines the share activity for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023	2022
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	4,930,963	4,556,421
Reduction of shares of common stock issued[2]	(2,064,148)	(2,062,255)
Shares of common stock purchased related to share issuances and forfeitures[3]	(160,239)	(219,500)
Issuance of shares of common stock for equity-based awards	2,706,576	2,274,666

[1] The gross value of shares issued was $348 million and $301 million for the three months ended March 31, 2023 and 2022, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Cash paid for tax liabilities associated with net share settlement was $147 million and $138 million for the three months ended March 31, 2023 and 2022, respectively.
[3] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the three months ended March 31, 2023 and 2022, Apollo issued 193,740 and 403,824 of such restricted shares and 160,239 and 219,500 of such RSUs under the Equity Plan, respectively, and repurchased 353,979 and 623,324 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively.

During the three months ended March 31, 2023 and 2022, 6,376,021 and 2,986,676 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, and such shares were subsequently canceled by the Company. The Company paid $433 million and $187 million for these open market share repurchases during the three months ended March 31, 2023 and 2022, respectively.

Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data). Certain subsidiaries of the Company may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement.

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions	Distribution Equivalents on Participating Securities
February 11, 2022	$0.40	February 28, 2022	$229	$—	$229	$12
May 5, 2022	0.40	May 31, 2022	229	—	229	12
August 4, 2022	0.40	August 31, 2022	229	—	229	11
November 2, 2022	0.40	November 30, 2022	229	—	229	11
Year ended December 31, 2022	$1.60		$916	$—	$916	$46
February 9, 2023	0.40	February 28, 2023	229	—	229	12
Three months ended March 31, 2023	$0.40		$229	$—	$229	$12

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accumulated Other Comprehensive Income (Loss)

The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,568)	$(334)	$48	$5,256	$285	$(22)	$(7,335)
Other comprehensive income (loss) before reclassifications	2,187	(119)	191	(802)	89	22	1,568
Less: Reclassification adjustments for gains (losses) realized[1]	(31)	—	87	—	—	—	56
Less: Income tax expense (benefit)	312	14	15	(73)	18	4	290
Less: Other comprehensive income (loss) attributable to non-controlling interests	220	—	27	(208)	1	9	49
Balance at March 31, 2023	$(10,882)	$(467)	$110	$4,735	$355	$(13)	$(6,162)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$(1)	$—	$(1)	$—	$—	$(3)	$(5)
Other comprehensive income (loss) before reclassifications	(6,646)	(97)	(127)	3,562	397	(9)	$(2,920)
Less: Reclassification adjustments for gains (losses) realized[1]	(38)	(7)	—	—	—	—	$(45)
Less: Income tax expense (benefit)	(1,184)	(16)	(26)	529	83	(1)	(615)
Less: Other comprehensive income (loss) attributable to non-controlling interests	(676)	(9)	(24)	774	5	(15)	55
Balance at March 31, 2022	$(4,749)	$(65)	$(78)	$2,259	$309	$4	$(2,320)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended March 31,
(In millions, except share and per share amounts)	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$1,010	$(401)
Dividends declared on common stock[1]	(229)	(229)
Dividends on participating securities[2]	(12)	(12)
Earnings allocable to participating securities[3]	(20)	—
Undistributed income (loss) attributable to common stockholders: Basic	749	(642)
Dilution effect on distributable income attributable to contingent shares	(5)	—
Undistributed income (loss) attributable to common stockholders: Diluted	$744	$(642)
Denominator:
Weighted average number of shares of common stock outstanding: Basic	584,115,927	586,495,913
Dilution effect of contingent shares	126,644	—
Weighted average number of shares of common stock outstanding: Diluted	584,242,571	586,495,913
Net income (loss) per share of common stock: Basic[4]
Distributed income	$0.40	$0.40
Undistributed income (loss)	1.27	(1.10)
Net income (loss) per share of common stock: Basic	$1.67	$(0.70)
Net Income (Loss) per share of common stock: Diluted
Distributed Income	$0.40	$0.40
Undistributed Income (Loss)	1.26	(1.10)
Net Income (Loss) per share of common stock: Diluted	$1.66	$(0.70)

[1] See note 15 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
3 No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
[4] For the three months ended March 31, 2022, all of the classes of securities were determined to be anti-dilutive.

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

The following table summarizes the anti-dilutive securities:

	Three months ended March 31,
	2023	2022
Weighted average unvested RSUs	14,056,347	10,744,265
Weighted average unexercised options	2,311,985	2,424,407
Weighted average unexercised warrants	3,832,969	1,300,000
Weighted average unvested restricted shares	1,719,231	2,266,951

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Due from related parties and Due to related parties consisted of the following as of March 31, 2023 and December 31, 2022:

(In millions)	March 31, 2023	December 31, 2022
Due from Related Parties:
Due from funds[1]	$274	$269
Due from portfolio companies	98	106
Due from employees and former employees	92	90
Total Due from Related Parties	$464	$465
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners[2]	$831	$874
Due to funds	149	124
Total Due to Related Parties	$980	$998
[1] Includes $33 million and $43 million as of March 31, 2023 and December 31, 2022, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes $307 million and $351 million as of March 31, 2023 and December 31, 2022, respectively, related to the AOG Unit Payment, payable in equal quarterly installments through December 31, 2024.

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

The tax receivable agreement (“TRA”) provides for payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash tax savings, if any, in U.S. federal, state, local and foreign income taxes the Company realizes as a result of the increases in tax basis of assets resulting from transactions and other exchanges of AOG Units for Class A shares that have occurred in prior years. AGM and its subsidiaries retain the benefit from the remaining 15% of actual cash tax savings. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date.

Following the closing of the Mergers, as the Former Managing Partners and Contributing Partners no longer own AOG Units, there were no new exchanges subject to the TRA.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2023, the outstanding payable amount due to Former Managing Partners and Contributing Partners was $307 million, which is payable in equal quarterly installments through December 31, 2024.

Due from Employees and Former Employees

As of March 31, 2023 and December 31, 2022, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of March 31, 2023 and December 31, 2022, the balance includes interest-bearing employee loans receivable of $7 million and $9 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $75 million and $72 million at March 31, 2023 and December 31, 2022, respectively.

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

Apollo recorded an indemnification liability of $13 million and $13 million as of March 31, 2023 and December 31, 2022, respectively.

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
Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $119 million and $107 million as of March 31, 2023 and December 31, 2022.

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). AAM and its subsidiaries had equity commitments outstanding to Athora of up to $347 million as of March 31, 2023, subject to certain conditions.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

See “—Athora” in the Retirement Services section below for further details on Athene’s relationship with Athora.

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of March 31, 2023. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of March 31, 2023.

Investment in SPACs

In October 2020, APSG I, a SPAC sponsored by Apollo, completed an initial public offering, ultimately raising total gross proceeds of $817 million. APSG Sponsor, L.P., a subsidiary of Apollo, held Class B ordinary shares of APSG I, and consolidated it as a VIE. In May 2022, APSG I completed a business combination with American Express Global Business Travel. As a result of the business combination, Apollo no longer consolidates APSG I as a VIE. Apollo continues to hold a non-controlling interest in the newly merged entity at fair value, elected under the fair value option, which is primarily presented within Investments (Asset Management) in the condensed consolidated statements of financial condition.

On February 12, 2021, APSG II, a SPAC sponsored by Apollo, completed an initial public offering, raising total gross proceeds of $690 million. APSG Sponsor II, L.P., a subsidiary of Apollo, holds Class B ordinary shares of APSG II, and consolidates APSG II as a VIE. In December 2022, APSG II entered into a non-binding letter of intent regarding a potential initial business combination and now has until May 12, 2023 to complete its initial business combination.

On July 13, 2021, Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a SPAC sponsored by Apollo, completed an initial public offering, ultimately raising total gross proceeds of $345 million. Acropolis Infrastructure Acquisition Sponsor, L.P., a subsidiary of Apollo, holds Class B common stock of Acropolis, and consolidates Acropolis as a VIE.

As described in note 2, the Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. Through its interests in the respective sponsors, the Company has the primary beneficiary power to direct the activities that most significantly impact the economic performance of these SPACs. In addition, the Company’s combined interests in these VIEs are significant. Assets and liabilities of the consolidated SPACs are shown within the respective line items of the condensed consolidated financial statements.

Retirement Services

AAA

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

Wheels Donlen

Athene has a limited partnership investment in Athene Freedom Parent, LP (“Athene Freedom”), for which Apollo is the general partner, and which Athene contributed to AAA during the second quarter of 2022. Athene Freedom indirectly invests in both Wheels, Inc. (“Wheels”) and Donlen, LLC (“Donlen”). During the fourth quarter of 2022, Athene Freedom also invested in LeasePlan USA, Inc. (“LeasePlan). As of March 31, 2023 and December 31, 2022, Athene owned $1,185 million and $1,024 million, respectively, of AFS securities issued by Wheels, Donlen and LeasePlan, which are held as investments in related parties on the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Athora

Athene has a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of March 31, 2023, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

(In millions)	March 31, 2023	December 31, 2022
Investment fund	$1,034	$959
Non-redeemable preferred equity securities	245	273
Total investment in Athora	$1,279	$1,232

Additionally, as of March 31, 2023 and December 31, 2022, Athene had $60 million and $59 million, respectively, of funding agreements outstanding to Athora. Athene also has commitments to make additional investments in Athora of $526 million as of March 31, 2023.

Catalina

Athene has an investment in Apollo Rose II (B) (“Apollo Rose”) which Athene consolidates as a VIE. Apollo Rose holds equity interests in Catalina Holdings (Bermuda) Ltd. (“Catalina”). During the fourth quarter of 2022, Athene entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., which is a subsidiary of Catalina, to cede certain inforce funding agreements. Athene elected the fair value option on this agreement and had a liability of $189 million and $142 million as of March 31, 2023 and December 31, 2022, respectively, which is included in other liabilities on the condensed consolidated statements of financial condition.

Venerable

Athene has coinsurance and modco agreements with Venerable Insurance and Annuity Company (“VIAC”). VIAC is a related party due to Athene’s minority equity investment in its holding company’s parent, VA Capital Company LLC (“VA Capital”), which was $235 million and $240 million as of March 31, 2023 and December 31, 2022, respectively. The minority equity investment in VA Capital is included in investments in related parties on the condensed consolidated statements of financial condition and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC. Additionally, Athene has term loans receivable from Venerable due in 2033, which is included in investments in related parties on the condensed consolidated statements of financial condition. The loans are held at fair value and were $338 million and $303 million as of March 31, 2023 and December 31, 2022, respectively. While management views the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the term loans to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PK AirFinance

Athene has investments in PK AirFinance (“PK Air”), an aviation lending business with a portfolio of loans (“Aviation Loans”). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (“SPV”) for which Apollo acts as ABS manager (“ABS-SPV”). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. Athene has purchased both senior and subordinated notes of PK Air, which are included in investments in related parties on the condensed consolidated statements of financial condition. During the first quarter of 2022, Athene contributed its investment in the subordinated notes to PK Air Holdings, LP, and then contributed PK Air Holdings, LP to AAA during the second quarter of 2022. As of March 31, 2023 and December 31, 2022, Athene held $1.6 billion and $1.2 billion, respectively, of PK Air senior notes and had commitments to make additional investments in PK Air of $1.3 billion as of March 31, 2023.

Apollo/Athene Dedicated Investment Program (“ADIP”)

Athene’s subsidiary, ACRA 1 is partially owned by ADIP, a series of funds managed by Apollo. Athene’s subsidiary, ALRe, currently holds 36.55% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP holding the remaining 63.45% of the economic interests. During the three months ended March 31, 2023 and 2022, Athene received capital contributions of $0 million and $311 million, respectively, from ADIP and paid dividends of $127 million and $0 million, respectively, to ADIP.

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, through its investment in AAA and, as of March 31, 2023 and December 31, 2022, also had $995 million and $0 million, respectively, of AFS securities issued by Atlas. Athene had $1,043 million and $0 million of reverse repurchase agreements issued by Atlas as of March 31, 2023 and December 31, 2022, respectively. See note 18 for further information on assurance letters issued in support of Atlas.

18. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $0.6 billion as of March 31, 2023 related to the funds it manages. Separately, Athene had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $19.3 billion as of March 31, 2023. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2023 and that could be reversed approximates $4.9 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of March 31, 2023, there were no open underwriting commitments.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of March 31, 2023, the Apollo Capital Markets Partnership had funded commitments of $1.24 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $53 million and $55 million as of March 31, 2023 and December 31, 2022, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense in the condensed consolidated statements of operations.

In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay its former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. This obligation was determined based on the present value of estimated future performance relative to such thresholds and is recorded in other liabilities. The fair value of the remaining contingent obligation was $25 million and $31 million as of March 31, 2023 and December 31, 2022, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the respective thresholds are met such that the contingencies are satisfied. The changes in the fair value of the Griffin Capital contingent consideration obligation are reflected in other income (loss) in the condensed consolidated statements of income.

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2023 and December 31, 2022, Athene had $4.9 billion and $3.7 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a funding agreement backed notes (“FABN”) program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of March 31, 2023 and December 31, 2022, Athene had $21.1 billion and $21.0 billion, respectively, of board-authorized FABN funding agreements outstanding. Athene had $13.5 billion of board-authorized FABN capacity remaining as of March 31, 2023.

Athene established a secured funding agreement backed repurchase agreement (“FABR”) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special purpose entity to purchase funding agreements from Athene. As of March 31, 2023 and December 31, 2022, Athene had $3.0 billion and $3.0 billion, respectively, of FABR funding agreements outstanding.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s total restricted assets included on the condensed consolidated statements of financial condition are as follows:

(In millions)	March 31, 2023	December 31, 2022
AFS securities	$17,054	$15,366
Trading securities	69	55
Equity securities	71	38
Mortgage loans	7,963	8,849
Investment funds	84	103
Derivative assets	80	65
Short-term investments	131	120
Other investments	215	170
Restricted cash and cash equivalents	1,148	628
Total restricted assets	$26,815	$25,394

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.3 billion as of March 31, 2023. These letters of credit were issued for Athene’s reinsurance program and have expirations through July 28, 2025.

Atlas

In connection with the Company and CS’s previously announced transaction, whereby Atlas acquired certain assets of the CS Securitized Products Group, two subsidiaries of the Company have each issued an assurance letter to CS to guarantee the full five year deferred purchase obligation of Atlas in the amount of $3.3 billion. The fair value of the liability related to the Company’s guarantee is not material to the Company’s condensed consolidated financial statements.

Litigation and Regulatory Matters

The Company is party to various legal actions arising from time to time in the ordinary course of business, including claims and lawsuits, arbitrations, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding the Company’s business.

On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AAM, a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. The complaint was determined by a bankruptcy court to be void ab initio because it asserted claims that were property of CIL’s bankruptcy estate. On December 7, 2018, McEvoy revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserted, among other things, claims for violations of the Investment Advisers Act of 1940 (as amended, the “Investment Advisers Act”), breach of fiduciary duties, and breach of contract. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations. After extensive motion practice, the District Court granted defendants’ motion for summary judgment on statute of limitations grounds on March 10, 2022 and entered judgment in defendants’ favor. Plaintiff appealed the District Court’s decision to the United States Court of Appeals for the Eleventh Circuit. On March 30, 2023, the Eleventh Circuit affirmed the District Court’s decision, and subsequently denied

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Plaintiffs’ motion for rehearing on May 1, 2023. Apollo believes that Plaintiff’s claims are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

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

In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in the Delaware Court of Chancery, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AAM, certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserted, on behalf of a putative class of former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger. Frank Funds seeks unspecified compensatory damages. On July 23, 2019, a group of former MPM shareholders filed an appraisal petition in Delaware Chancery Court seeking the fair value of their MPM shares that were purchased through MPM’s May 15, 2019 merger, in an action captioned In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.). On June 3, 2020, petitioners moved for leave to file a verified amended appraisal petition and class-action complaint that included claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AAM, the Apollo-affiliated fund that owned MPM’s shares before the merger, certain former MPM directors (including three Apollo employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also sought to consolidate their appraisal proceeding with the Frank Funds action. On November 13, 2020, the Chancery Court granted the parties’ stipulated order to consolidate the two matters, and on December 21, 2020, the Chancery Court granted petitioners’ motion for leave to file the proposed amended complaint. This new consolidated action is captioned In Re MPM Holdings Inc. Appraisal and Stockholder Litigation, C.A. No. 2019-0519 (Del Ch.). On January 13, 2022, the Chancery Court denied Apollo’s motion to dismiss. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserted claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserted a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim against PlayAGS and two of the Company's executives to proceed. No reasonable estimate of possible loss, if any, can be made at this time.

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

Segment Income

Segment Income is the key performance measure used by management in evaluating the performance of the asset management, retirement services, and principal investing segments. Management uses Segment Income to make key operating decisions such as the following:
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
Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment Income is the sum of (i) Fee Related Earnings, (ii) Spread Related Earnings and (iii) Principal Investing Income. Segment Income excludes the effects of the consolidation of any of the related funds and SPACs, interest and other financing costs related to AGM not attributable to any specific segment, taxes and related payables, transaction-related charges and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration, and certain other charges associated with acquisitions, and restructuring charges. In addition, Segment Income excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements.

Segment Income may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use Segment Income as a measure of operating performance, not as a measure of liquidity. Segment Income should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of Segment Income without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using Segment Income as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of Segment Income to its most directly comparable U.S. GAAP measure of income (loss) before income tax provision can be found in this footnote.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fee Related Earnings

Fee Related Earnings (“FRE”) is a component of Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) capital solutions and other related fees, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.

Spread Related Earnings

Spread Related Earnings (“SRE”) is a component of Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees received on business managed for others, primarily the ADIP portion of Athene’s business ceded to ACRA, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs, including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.

Principal Investing Income

Principal Investing Income (“PII”) is a component of Segment Income that is used to assess the performance of the Principal Investing segment. For the Principal Investing segment, PII is the sum of (i) realized performance fees, including certain realizations received in the form of equity, and (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents financial data for the Company’s reportable segments.

	Three months ended March 31,
(In millions)	2023	2022
Asset Management
Management fees[1]	$577	$505
Capital solutions fees and other, net	138	64
Fee-related performance fees	27	14
Fee-related compensation	(211)	(175)
Other operating expenses	(134)	(98)
Fee Related Earnings	397	310

Retirement Services
Fixed income and other investment income, net	1,957	1,207
Alternative investment income, net	185	448
Strategic capital management fees	14	12
Cost of funds	(1,235)	(822)
Other operating expenses	(124)	(109)
Interest and other financing costs	(109)	(62)
Spread Related Earnings	688	674

Principal Investing
Realized performance fees	164	127
Realized investment income	28	226
Principal investing compensation	(170)	(156)
Other operating expenses	(14)	(10)
Principal Investing Income	8	187

Segment Income	$1,093	$1,171

Segment Assets:	March 31, 2023	December 31, 2022
Asset Management	$2,030	$1,918
Retirement Services	253,451	240,483
Principal Investing	8,158	8,099
Total Assets[2]	$263,639	$250,500

[1] Includes intersegment management fees from Retirement Services of $216 million and $182 million for the three months ended March 31, 2023 and 2022, respectively.
[2] Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.

The following reconciles total consolidated revenues to total asset management fee related revenues:

	Three months ended March 31,
(In millions)	2023	2022
Total Consolidated Revenues	$5,301	$862
Retirement services GAAP revenue	(4,265)	247
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	(69)	(41)
Adjustments related to consolidated funds and VIEs[1]	(1)	76
Performance fees	(401)	(571)
Principal investment income	(39)	(172)
Retirement services management fees	216	182
Total Asset Management Fee Related Revenues	$742	$583

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Income:

	Three months ended March 31,
(In millions)	2023	2022
Income (loss) before income tax provision (benefit)	$1,791	$(1,544)
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	67	97
Equity-based compensation	52	56
Transaction-related charges[2]	(3)	(1)
Merger-related transaction and integration costs[3]	7	18
(Gains) losses from change in tax receivable agreement liability	—	14
Net (income) loss attributable to non-controlling interests in consolidated entities	(523)	649
Unrealized performance fees	(239)	(445)
Unrealized profit sharing expense	135	191
HoldCo interest and other financing costs[4]	21	39
Unrealized principal investment income (loss)	(10)	82
Unrealized net (gains) losses from investment activities and other	12	(18)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	(397)	2,636
Non-operating change in insurance liabilities and related derivatives	135	(649)
Integration, restructuring and other non-operating expenses	29	34
Equity-based compensation	16	12
Segment Income	$1,093	$1,171

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
[4] Represents interest and other financing costs related to AGM not attributable to any specific segment.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	March 31, 2023	December 31, 2022
Total reportable segment assets	$263,639	$250,500
Adjustments[1]	6,685	6,717
Total assets	$270,324	$257,217

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

20. Subsequent Events

Dividends

On May 9, 2023, the Company declared a cash dividend of $0.43 per share of common stock, which will be paid on May 31, 2023 to holders of record at the close of business on May 22, 2023.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$1,255	$—	$—	$1,255
Restricted cash and cash equivalents	2	1,059	—	1,061
Investments	5,734	—	(138)	5,596
Assets of consolidated variable interest entities
Cash and cash equivalents	—	123	—	123
Investments	—	1,812	(49)	1,763
Other assets	—	110	(78)	32
Due from related parties	518	—	(54)	464
Goodwill	264	—	—	264
Other assets	2,407	2	—	2,409
	10,180	3,106	(319)	12,967
Retirement Services
Cash and cash equivalents	13,844	—	—	13,844
Restricted cash and cash equivalents	1,148	—	—	1,148
Investments	176,466	—	—	176,466
Investments in related parties	38,160	—	(11,396)	26,764
Assets of consolidated variable interest entities
Cash and cash equivalents	—	654	—	654
Investments	1,499	14,667	(105)	16,061
Other assets	7	104	—	111
Reinsurance recoverable	4,229	—	—	4,229
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,836	—	—	4,836
Goodwill	4,061	—	—	4,061
Other assets	9,198	—	(15)	9,183
	253,448	15,425	(11,516)	257,357
Total Assets	$263,628	$18,531	$(11,835)	$270,324

				(Continued)

	March 31, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,119	$70	$—	$3,189
Due to related parties	1,059	8	(87)	980
Debt	2,814	—	—	2,814
Liabilities of consolidated variable interest entities
Notes payable	—	43	—	43
Other liabilities	—	1,254	(2)	1,252
	6,992	1,375	(89)	8,278
Retirement Services
Interest sensitive contract liabilities	181,100	—	—	181,100
Future policy benefits	42,490	—	—	42,490
Market risk benefits	3,203	—	—	3,203
Debt	3,650	—	—	3,650
Payables for collateral on derivatives and securities to repurchase	10,196	—	—	10,196
Other liabilities	2,831	—	—	2,831
Liabilities of consolidated variable interest entities
Other liabilities	122	725	(5)	842
	243,592	725	(5)	244,312
Total Liabilities	250,584	2,100	(94)	252,590
Commitments and Contingencies (note 18)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,037	5	1,042
Equity
Additional paid in capital	14,476	(82)	14	14,408
Retained earnings (accumulated deficit)	(179)	11,795	(11,788)	(172)
Accumulated other comprehensive income (loss)	(6,162)	(28)	28	(6,162)
Total AGM Stockholders’ Equity	8,135	11,685	(11,746)	8,074
Non-controlling interests	4,909	3,709	—	8,618
Total Equity	13,044	15,394	(11,746)	16,692
Total Liabilities, Redeemable non-controlling interests and Equity	$263,628	$18,531	$(11,835)	$270,324

				(Concluded)

	December 31, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$1,201	$—	$—	$1,201
Restricted cash and cash equivalents	2	1,046	—	1,048
Investments	5,713	—	(131)	5,582
Assets of consolidated variable interest entities
Cash and cash equivalents	—	110	—	110
Investments	—	2,371	(2)	2,369
Other assets	—	88	(58)	30
Due from related parties	504	1	(40)	465
Goodwill	264	—	—	264
Other assets	2,321	12	—	2,333
	10,005	3,628	(231)	13,402
Retirement Services
Cash and cash equivalents	7,779	—	—	7,779
Restricted cash and cash equivalents	628	—	—	628
Investments	172,488	—	—	172,488
Investments in related parties	35,286	—	(11,326)	23,960
Assets of consolidated variable interest entities
Cash and cash equivalents	—	362	—	362
Investments	1,492	14,207	—	15,699
Other assets	8	104	—	112
Reinsurance recoverable	4,358	—	—	4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,466	—	—	4,466
Goodwill	4,058	—	—	4,058
Other assets	9,919	—	(14)	9,905
	240,482	14,673	(11,340)	243,815
Total Assets	$250,487	$18,301	$(11,571)	$257,217

				(Continued)

	December 31, 2022
(In millions, except share data)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$2,915	$61	$(1)	$2,975
Due to related parties	1,056	8	(66)	998
Debt	2,814	—	—	2,814
Liabilities of consolidated variable interest entities
Notes payable	—	50	—	50
Other liabilities	—	1,899	—	1,899
	6,785	2,018	(67)	8,736
Retirement Services
Interest sensitive contract liabilities	173,616	—	—	173,616
Future policy benefits	42,110	—	—	42,110
Market risk benefits	2,970	—	—	2,970
Debt	3,658	—	—	3,658
Payables for collateral on derivatives and securities to repurchase	6,707	—	—	6,707
Other liabilities	3,213	—	—	3,213
Liabilities of consolidated variable interest entities
Other liabilities	124	691	(6)	809
	232,398	691	(6)	233,083
Total Liabilities	239,183	2,709	(73)	241,819
Commitments and Contingencies (note 18)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,027	5	1,032
Equity
Additional paid in capital	15,040	(72)	14	14,982
Retained earnings (accumulated deficit)	(1,002)	11,734	(11,739)	(1,007)
Accumulated other comprehensive income (loss)	(7,337)	(34)	36	(7,335)
Total AGM Stockholders’ Equity	6,701	11,628	(11,689)	6,640
Non-controlling interests	4,603	2,937	186	7,726
Total Equity	11,304	14,565	(11,503)	14,366
Total Liabilities, Redeemable non-controlling interests and Equity	$250,487	$18,301	$(11,571)	$257,217

				(Concluded)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, Inc.’s condensed consolidated financial statements and the related notes within this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Item 1A. Risk Factors” in the 2022 Annual Report. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods. Target returns included in this report are presented gross and do not account for fees, expenses and taxes, which will reduce returns. Target returns are neither guarantees nor predictions or projections of future performance. There can be no assurance that target returns will be achieved or that Apollo will be successful in implementing the applicable strategy. Actual gross and net returns for funds managed by Apollo, and individual investors participating directly or indirectly in funds managed by Apollo, may vary significantly from the target returns set forth herein.

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of March 31, 2023, Apollo had a team of 2,567 employees and Athene had 1,848 employees.

Asset Management

Our Asset Management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of March 31, 2023, we had total AUM of $598 billion.

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

Yield

Yield is our largest asset management strategy with $438 billion of AUM as of March 31, 2023. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 5% gross Return on Equity (“ROE”) and 4% net ROE annualized through March 31, 2023.

Hybrid

Our hybrid strategy, with $59 billion of AUM as of March 31, 2023, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes.

The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and a 7% net ROE annualized and the hybrid value funds we manage have generated a 20% gross IRR and a 16% net IRR from inception through March 31, 2023.

Equity

Our equity strategy manages $101 billion of AUM as of March 31, 2023. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through March 31, 2023.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene’s primary product line is annuities, which include fixed, payout and group annuities issued in conjunction with pension group annuity transactions. Athene also offers funding agreements, which are comprised of funding agreements issued under its FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with an original maturity exceeding one year. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, merger and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support.

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

Given the cyclical nature of performance fees, earnings from our Principal Investing segment, or Principal Investing Income (“PII”), are inherently more volatile in nature than earnings from the Asset Management and Retirement Services segments. We earn fees based on the investment performance of the funds we manage and compensate our employees, primarily investment professionals, with a meaningful portion of these proceeds to align our team with the investors in the funds we manage and incentivize them to deliver strong investment performance over time. We expect to increase the proportion of performance fee income we pay to our employees over time, and as such proportion increases, we expect PII to represent a relatively smaller portion of our total company earnings.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. In recent months, the global financial system has been experiencing increased volatility due to the failure of certain financial institutions, primarily U.S. regional banks. The current macroeconomic environment, recent bank failures and consolidations, changes in business and consumer behavior and other events affecting financial institutions, have also contributed to volatility in the commercial real estate market, and concerns regarding commercial real estate liquidity, financing availability and asset values, particularly in the office subsector. The potential impacts of rising interest rates and continued deposit outflows on global markets, financial institutions and macroeconomic conditions, generally, remain uncertain. Episodes of increased economic and market volatility may continue to occur and could worsen if there are additional instances of actual or threatened bank failures. For further information on the risks related to market or economic conditions and commercial real estate, see the section entitled “Item 1A. Risk Factors” in the 2022 Annual Report.

U.S. inflation receded during the first quarter of 2023, however the U.S. Federal Reserve continued its interest rate hiking cycle given Consumer Price Index (“CPI”) persisting above the 2% target. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate edged down to 5.0% as of March 31, 2023, compared to 6.5% as of December 31, 2022, as action from the U.S. Federal Reserve continues to temper inflation. While declining, the heightened U.S. inflation rate persists due to a combination of supply and demand factors. As a result, in March 2023, the Federal Reserve raised the benchmark interest rate to a target range of 4.75% to 5.00%, up from a target range of 4.25% to 4.50% in December 2022, which marks two consecutive interest rate hikes to start 2023.

Equity market performance continued to rebound during the first quarter while credit markets underperformed. In the U.S., the S&P 500 Index increased by 7.0% during the first quarter of 2023, following an increase of 7.1% during the fourth quarter of 2022. Global equity markets also increased during the quarter, with the MSCI All Country World ex USA Index increasing 8.2%, following an increase of 16.3% in the fourth quarter of 2022.

Conditions in the credit markets have a significant impact on our business. Credit markets were positive in the first quarter of 2023, with the BofAML HY Master II Index increasing by 3.7%, while the S&P/LSTA Leveraged Loan Index increased by 2.9%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 1.1% in the first quarter of 2023, following an increase of 2.6% in the fourth quarter of 2022. As of April 2023, the International Monetary Fund estimated that the U.S. economy will expand by 1.6% in 2023 and 1.1% in 2024. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate remained at 3.5% as of March 31, 2023.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar weakened in the first quarter of 2023 compared to the euro and the British pound. Relative to the U.S. dollar, the euro appreciated 1.3% during the first quarter of 2023, after appreciating 9.2% in the fourth quarter of 2022, while the British pound appreciated 2.1% in the first quarter of 2023, after appreciating 8.2% in the fourth quarter of 2022. Oil finished a volatile quarter down 5.7% as the general downward trend from 2022 was reversed in late March by a surprise cut from OPEC, after appreciating by 1.0% during the fourth quarter of 2022.

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

As of March 31, 2023, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Rates experienced a volatile start to 2023 as U.S. 10-year Treasury yields rose through the start of March reaching 4.08% before declining to 3.48% at the end of the quarter. Given the Federal Reserve’s continued focus on curbing inflation and recessionary concerns, it is difficult to predict the level of interest rates and the shape of the yield curve.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. As of March 31, 2023, Athene’s net invested asset portfolio included $41.7 billion of floating rate investments, or 20% of its net invested assets, and its net reserve liabilities included $14.5 billion of floating rate liabilities at notional, or 7% of its net invested assets, resulting in $27.2 billion of net floating rate assets, or 13% of its net invested assets.

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

See “Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk,” in this report and “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our 2022 Annual Report, which include a discussion regarding interest rate and other significant risks and Athene’s strategies for managing these risks.

Overview of Results of Operations

Financial Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of March 31, 2023.

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

Performance Fees

The general partners of the funds we manage are entitled to an incentive return of normally up to 20% of the total returns of a fund’s capital, depending upon performance of the underlying funds and subject to preferred returns and high water marks, as applicable. Performance fees, categorized as performance allocations, are accounted for as an equity method investment, and effectively, the performance fees for any period are based upon an assumed liquidation of the funds’ assets at the reporting date, and distribution of the net proceeds in accordance with the funds’ allocation provisions. Performance fees categorized as incentive fees, which are not accounted for as an equity method investment, are deferred until fees are probable to not be significantly reversed. The majority of performance fees are comprised of performance allocations.

As of March 31, 2023, approximately 45% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 55% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in the 2022 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

In certain funds we manage, generally in our equity strategy, the Company does not earn performance fees until the investors have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of the yield and hybrid funds we manage have various performance fee rates and hurdle rates. Certain of the yield and hybrid funds we manage allocate performance fees to the general partner in a similar manner as the equity funds. In certain funds we manage, as long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s performance fees equate to its performance fee rate for that fund; thereafter, the Company participates in returns from the fund at the performance fee rate. Performance fees, categorized as performance allocations, are subject to reversal to the extent that the performance fees distributed exceed the amount due to the general partner based on a fund’s cumulative investment returns. The Company recognizes potential repayment of previously received performance fees as a general partner obligation representing all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying fund’s investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life or as otherwise set forth in the respective limited partnership agreement of the fund.

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of March 31,	Performance Fees for the Three Months Ended March 31, 2023
	2023
(in millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total
AIOF I and II	$10.1	$(0.7)	$—	$(0.7)
ANRP I, II and III[1]	29.4	(15.1)	0.4	(14.7)
EPF Funds[1]	69.4	(2.6)	—	(2.6)
FCI Funds	139.0	0.8	—	0.8
Fund IX	1,560.6	298.8	23.4	322.2
Fund VIII	202.0	(167.2)	118.3	(48.9)
Fund VII[2]	39.8	(0.7)	0.6	(0.1)
Fund VI	19.3	(0.1)	1.7	1.6
Fund IV and Fund V1	—	(0.1)	—	(0.1)
HVF I	43.3	(0.5)	11.3	10.8
Real Estate Equity	62.7	(1.3)	0.2	(1.1)
Corporate Credit	24.4	6.2	8.8	15.0
Structured Finance and ABS	76.6	7.7	7.8	15.5
Direct Origination	161.1	11.6	10.4	22.0
Other[1,3]	480.9	98.9	7.5	106.4
Total	$2,918.6	$235.7	$190.4	$426.1
Total, net of profit sharing payable4/expense	$1,498.5	$102.4	$32.9	$135.3

1 As of March 31, 2023, certain funds had $119.4 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.7 billion as of March 31, 2023.

2 As of March 31, 2023, the remaining investments and escrow cash of Fund VII was valued at 110% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2023, Fund VII had $85.5 million of gross performance fees or $48.7 million net of profit sharing, in escrow. With respect to Fund VII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreements. Performance fees receivable as of March 31, 2023 and realized performance fees for the three months ended March 31, 2023 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.4 billion as of March 31, 2023, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $53.2 million.

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

The following table summarizes our performance fees since inception through March 31, 2023:

	Performance Fees Since Inception[1]
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
	(in millions)
AIOF I and II	$10.1	$58.4	$68.5	$—	$37.9
ANRP I, II and III	29.4	159.1	188.5	32.0	33.5
EPF Funds	69.4	488.7	558.1	42.4	311.7
FCI Funds	139.0	24.2	163.2	—	139.0
Fund IX	1,560.6	612.9	2,173.5	—	1,942.2
Fund VIII	202.0	1,779.1	1,981.1	—	1,348.3
Fund VII	39.8	3,225.7	3,265.5	—	13.1
Fund VI	19.3	1,663.9	1,683.2	—	—
Fund IV and Fund V	—	2,053.1	2,053.1	31.4	—
HVF I	43.3	212.6	255.9	—	149.0
Real Estate Equity	62.7	75.6	138.3	1.2	74.3
Corporate Credit	24.4	928.0	952.4	—	16.2
Structured Finance and ABS	76.6	52.3	128.9	—	69.3
Direct Origination	161.1	77.1	238.2	—	145.8
Other[5]	480.9	1,691.3	2,172.2	12.4	651.6
Total	$2,918.6	$13,102.0	$16,020.6	$119.4	$4,931.9

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2023. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.23 as of March 31, 2023.

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

[3] Amounts were computed based on the fair value of fund investments on March 31, 2023. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at March 31, 2023. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on March 31, 2023. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in order to better align their interests with our own and with those of the investors in the funds we manage. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of performance fees. Certain of our performance-based incentive arrangements provide for compensation based on realized performance fees which includes fees earned by the general partners of the funds we manage under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to incentive income cash that have become fixed in the applicable calendar year period. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Former Managing Partners and Contributing Partners would remain personally liable, may indemnify our Former Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 17 to our condensed consolidated financial statements for further information regarding the Company’s indemnification liability.

The Company grants equity awards to certain employees, including RSUs and restricted shares of common stock, that generally vest and become exercisable in quarterly installments or annual installments depending on the award terms. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 14 to our condensed consolidated financial statements for further discussion of equity-based compensation.

Other expenses

The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes as discussed in note 13 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.

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

Financial Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business which is operated by Athene as of March 31, 2023.

Revenues

Premiums

Premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. Insurance revenues are reported net of reinsurance ceded.

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

Expenses

Interest sensitive contract benefits

Universal life-type policies and investment contracts include traditional deferred annuities, indexed annuities consisting of fixed indexed and index-linked variable annuities in the accumulation phase, funding agreements, immediate annuities without significant mortality risk (which include pension group annuities without life contingencies), universal life insurance, and other investment contracts inclusive of assumed endowments without significant mortality risk. Liabilities for traditional fixed annuities, universal life insurance and funding agreements are carried at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic which is carried at fair value. Fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts contain an embedded derivative. Benefit reserves for fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts are reported as the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. Certain contracts are offered with additional contract features that meet the definition of a market risk benefit. See —Market risk benefits remeasurement (gains) losses below for further information.

Changes in the interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the condensed consolidated statements of operations.

Future policy and other policy benefits

Athene issues contracts classified as long-duration, which include term and whole life, accident and health, disability, and immediate annuities with life contingencies (which include pension group annuities with life contingencies). Liabilities for nonparticipating long-duration contracts are established as the estimated present value of benefits Athene expects to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected, referred to as the net premium ratio. Liabilities for nonparticipating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to discount rate, expenses, longevity, mortality, morbidity, persistency and other policyholder behavior. The liability for nonparticipating long-duration contracts is discounted using an upper-medium grade fixed income instrument yield aligned to the duration of the liability.

Changes in the value of the liability for nonparticipating long-duration contracts due to changes in the discount rate are recognized as a component of OCI on the condensed consolidated statements of comprehensive income (loss). The change in the liability for the remeasurement gain or loss and all other changes in the liability are recorded in future policy and other policy benefits on the condensed consolidated statements of operations.

Future policy benefits include liabilities for no-lapse guarantees on universal life insurance and fixed indexed universal life insurance that do not meet the criteria to be classified and accounted for as a market risk benefit. Each reporting period, expected excess benefits and assessments are updated with actual benefits and assessments and the liability balance is adjusted due to the OCI effects of unrealized investment gains and losses on AFS securities.

Changes in the liabilities associated with no-lapse guarantees, other than the adjustment for the OCI effects of unrealized investment gains and losses on AFS securities, are recorded in future policy and other policy benefits on the condensed consolidated statements of operations.

Market risk benefits remeasurement (gains) losses

Market risk benefits represent contracts or contract features that both provide protection to the contract holder from, and expose the insurance entity to, other-than-nominal capital market risk. Athene issues and reinsures deferred annuity contracts which contain GLWB and GMDB riders that meet the criteria for, and are classified as, market risk benefits.

Market risk benefits are measured at fair value at the contract level and may be recorded as a liability or an asset, which are included in market risk benefits or other assets, respectively, on the condensed consolidated statements of financial condition. Fees and assessments that are collectible from the policyholder at contract inception are allocated to the extent they are attributable to the market risk benefit. If the fees are sufficient to cover the projected benefits, a non-option based valuation model is used. If the fees are insufficient to cover the projected benefits, an option-based valuation model is used to compute the market risk benefit liability at contract inception, with an equal and offsetting adjustment recognized in interest sensitive contract liabilities.

Changes in fair value of market risk benefits are recorded in market risk benefits remeasurement (gains) losses on the condensed consolidated statements of operations, excluding portions attributed to changes in instrument-specific credit risk, which are recorded in OCI on the condensed consolidated statements of comprehensive income (loss). Ceded market risk benefits are measured at fair value and recorded within reinsurance recoverable on the condensed consolidated statements of financial condition.
Amortization of deferred acquisition costs, deferred sales inducements, and value of business acquired

Costs related directly to the successful acquisition of new, or the renewal of existing, insurance or investment contracts are deferred. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances, and are included in deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated statements of financial condition.

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are grouped into cohorts based on issue year and contract type and amortized on a constant level basis over the expected term of the related contracts. The cohorts and assumptions used for the amortization of deferred costs are consistent with those used in estimating the related liabilities for these contracts. Deferred costs related to investment contracts without significant revenue streams from sources other than investment of the policyholder funds are amortized using the effective interest method. The effective interest method amortizes the deferred costs by discounting the future liability cash flows at a break-even rate. VOBA associated with acquired contracts is amortized in relation to applicable policyholder liabilities. Significant assumptions that impact VOBA amortization are consistent with those that impact the measurement of policyholder liabilities.

Amortization of DAC, DSI and VOBA is included in amortization of deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated statements of operations.

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

Results of Operations

Below is a discussion of our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months ended March 31,		Total Change	Percentage Change
	2023	2022
	(In millions)
Revenues
Asset Management
Management fees	$414	$336	$78	23.2%
Advisory and transaction fees, net	155	66	89	134.8
Investment income (loss)	452	701	(249)	(35.5)
Incentive fees	15	6	9	150.0
	1,036	1,109	(73)	(6.6)
Retirement Services
Premiums	96	2,110	(2,014)	(95.5)
Product charges	198	166	32	19.3
Net investment income	2,612	1,731	881	50.9
Investment related gains (losses)	1,065	(4,230)	5,295	NM
Revenues of consolidated variable interest entities	281	(21)	302	NM
Other revenues	13	(3)	16	NM
	4,265	(247)	4,512	NM
Total Revenues	5,301	862	4,439	NM
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	255	218	37	17.0
Equity-based compensation	124	156	(32)	(20.5)
Profit sharing expense	291	360	(69)	(19.2)
Total compensation and benefits	670	734	(64)	(8.7)
Interest expense	31	32	(1)	(3.1)
General, administrative and other	197	148	49	33.1
	898	914	(16)	(1.8)
Retirement Services
Interest sensitive contract benefits	1,289	(99)	1,388	NM
Future policy and other policy benefits	466	2,184	(1,718)	(78.7)
Market risk benefits remeasurement (gains) losses	346	(622)	968	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	138	98	40	40.8
Policy and other operating expenses	437	309	128	41.4
	2,676	1,870	806	43.1
Total Expenses	3,574	2,784	790	28.4

	For the Three Months ended March 31,		Total Change	Percentage Change
	2023	2022
	(In millions)
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(2)	34	(36)	NM
Net gains (losses) from investment activities of consolidated variable interest entities	34	367	(333)	(90.7)
Other income (loss), net	32	(23)	55	NM
Total Other income (loss)	64	378	(314)	(83.1)
Income (loss) before income tax (provision) benefit	1,791	(1,544)	3,335	NM
Income tax (provision) benefit	(253)	485	(738)	NM
Net income (loss)	1,538	(1,059)	2,597	NM
Net (income) loss attributable to non-controlling interests	(528)	658	(1,186)	NM
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$1,010	$(401)	$1,411	NM

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

In this section, references to 2023 refer to the three months ended March 31, 2023 and references to 2022 refer to the three months ended March 31, 2022.

Asset Management

Revenues

Revenues were $1,036 million in 2023, a decrease of $73 million from $1,109 million in 2022, primarily driven by lower investment income (loss). Investment income decreased $249 million in 2023 to $452 million compared to $701 million in 2022. The decrease in investment income of $249 million in 2023 was driven by decreases in principal investment income and performance allocations of $122 million and $127 million, respectively.

The decrease in principal investment income in 2023 was driven by the depreciation in value of investments held by certain funds we manage in which the Company has a direct interest, as a result of the equity market volatility in 2023.

Significant drivers for performance allocations in 2022 were performance allocations earned from Fund IX of $470 million, primarily as a result of fund appreciation and realization activity, partially offset by performance allocation losses from Fund VIII of $77 million, as a result of fund depreciation as a result of the equity market volatility in 2022. Significant drivers for performance allocations in 2023 were performance allocations primarily earned from Fund IX of $330 million, partially offset by performance allocation losses from Fund VIII of $51 million, as a result of continued equity market volatility in 2023.

See below for details on the respective funds’ performance allocations in 2023.

The performance allocations earned from Fund IX in 2023 were primarily driven by appreciation of the fund’s investments in the leisure and media, telecom and technology sectors.

The performance allocation losses from Fund VIII in 2023 were primarily driven by depreciation and realization of the fund’s investments in the consumer services, media, telecom and technology and leisure sectors.

The decrease in investment income in 2023 was offset, in part, by increases in advisory and transaction fees, net and management fees of $89 million and $78 million, respectively. Advisory and transaction fees increased by $89 million to $155 million in 2023 from $66 million in 2022. Advisory and transaction fees earned during 2023 were primarily attributable to advisory and transaction fees earned from companies in the financial services, business services and consumer services sectors. Management fees increased by $78 million to $414 million in 2023 from $336 million in 2022 due to increases in management fees earned from ADREF and ADCF and MidCap Financial of $24 million and $13 million, respectively. The increases in management fees earned from ADREF and ADCF and MidCap Financial were driven by the management fee contribution from the Griffin Capital U.S. asset management business and higher fee-generating AUM, respectively. Management fees also benefitted from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $15 million, inclusive of Fund X catch-up fees of $3 million.

Expenses

Expenses were $898 million in 2023, a decrease of $16 million from $914 million in 2022 due to a decrease in profit sharing expense of $69 million, resulting from the corresponding lower investment income during 2023. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, there was a decrease in equity-based compensation expense of $32 million, offset by an increase in salary, bonus and benefits of $37 million due to accelerated headcount growth. Equity-based compensation expense, in any given period, is generally comprised of: i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and ii) the impact of the 2021 one-time grants awarded to the Co-Presidents, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $197 million in 2023, an increase of $49 million from $148 million in 2022. The increase in 2023 was primarily driven by increases in amortization expense from the Company’s commitment asset and other intangible assets, higher occupancy costs, and higher travel and entertainment expenses corresponding with the Company’s increased headcount.

Other Income (Loss)

Other income (loss) was $64 million in 2023, a decrease of $314 million from $378 million in 2022. This decrease was primarily driven by a decrease in net gains from investment activities of consolidated VIEs of $333 million. The net gains from investment activities of consolidated VIEs in 2022 were primarily attributable to income earned from the Company’s deconsolidated VIEs in 2022. Other income in 2023 was primarily attributable to net gains from consolidated VIEs and interest income earned on the Company’s money market funds and U.S. treasury securities, as a result of the rising interest rate environment.

Retirement Services

Revenues

Retirement Services revenues were $4.3 billion in 2023, an increase of $4.5 billion from $(247) million in 2022. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income and an increase in revenues of consolidated VIEs, partially offset by a decrease in premiums.

Investment related gains (losses) were $1.1 billion in 2023, an increase of $5.3 billion from $(4.2) billion in 2022, primarily due to the changes in the fair value of reinsurance assets, FIA hedging derivatives, mortgage loans and trading securities, realized gains on AFS securities compared to realized losses in the prior year and a decrease in the provision for credit losses, partially offset by foreign exchange losses on derivatives. The change in fair value of reinsurance assets increased $3.1 billion, the change in fair value of mortgage loans increased $1.1 billion and the change in fair value of trading securities increased $285 million primarily driven by a decrease in U.S. Treasury rates and credit spread tightening in the current year compared to a significant increase in U.S. Treasury rates and credit spread widening in the prior year. The change in fair value of FIA hedging derivatives increased $1.1 billion primarily driven by the favorable performance of the indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 index, which increased 7.0% in 2023, compared to a decrease of 4.9% in 2022. The favorable change in realized gains and losses on AFS securities of $386 million was primarily related to foreign exchange impacts as foreign currencies strengthened against the U.S. dollar in comparison to the prior year. The favorable change in the provision for credit losses of $126 million was primarily due to unfavorable economics in the prior year, including impacts from the conflict between Russia and Ukraine and exposure to China’s real estate market. The increase in foreign exchange losses on derivatives reflects foreign currencies having strengthened against the U.S. dollar in comparison to the prior year.

Net investment income was $2.6 billion in 2023, an increase of $881 million from $1.7 billion in 2022, primarily driven by growth in Athene’s investment portfolio attributed to strong net flows during the previous twelve months as well as higher floating rate income and higher new money rates related to higher short-term interest rates. These increases were partially offset by a decrease in alternative income due to less favorable alternative investment performance, the transfer, beginning in the second quarter of 2022, of a significant portion of Athene’s alternative investments to AAA, a consolidated VIE, and higher investment management fees driven by the strong growth in Athene’s investment portfolio.

Revenues of consolidated VIEs were $281 million in 2023, an increase of $302 million from $(21) million in 2022, primarily driven by unrealized gains on assets transferred to AAA beginning in the second quarter of 2022 as well as a favorable change in the fair value of mortgage loans held in VIEs related to a decrease in U.S. Treasury rates compared to an increase in the prior year.

Premiums were $96 million in 2023, a decrease of $2.0 billion from $2.1 billion in 2022, primarily driven by a $1.9 billion decrease in pension group annuity premiums compared to the prior year.

Expenses

Retirement Services expenses were $2.7 billion in 2023, an increase of $806 million from $1.9 billion in 2022. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses and an increase in policy and other operating expenses, partially offset by a decrease in future policy and other policy benefits.

Interest sensitive contract benefits were $1.3 billion in 2023, an increase of $1.4 billion from $(99) million in 2022, primarily driven by an increase in the change in FIA fair value embedded derivatives of $1.5 billion, an increase in rates on deferred annuity issuances and existing floating rate funding agreements driven by the increase in U.S. Treasury rates and growth in the block of business. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of its FIA policies are linked to the S&P 500 index, which increased 7.0% in 2023, compared to a decrease of 4.9% in 2022. The change in the FIA fair value embedded derivatives was also driven by the unfavorable change in discount rates used in Athene’s embedded derivative calculations as the current year experienced a decrease in discount rates compared to an increase in discount rates in the prior year, partially offset by the impact of rates on policyholder projected benefits.

Market risk benefits remeasurement (gains) losses were $346 million in 2023, an increase of $968 million from $(622) million in 2022, primarily driven by the unfavorable change in the fair value of market risk benefits. The change in fair value of market risk benefits increased $984 million compared to the prior year due to a decrease in the risk-free rate in the outer years of the curve. This was partially offset by a decrease of $73 million related to favorable equity market performance.

Policy and other operating expenses were $437 million in 2023, an increase of $128 million from $309 million in 2022, primarily driven by an increase in interest expense related to floating rate long-term repurchase agreements, as rates increased throughout the prior year, the increase in issuances of short-term repurchase agreements during the current quarter and the issuance of debt in the fourth quarter of the prior year, as well as an increase in general operating expenses related to growth in the business.

Future policy and other policy benefits were $466 million in 2023, a decrease of $1.7 billion from $2.2 billion in 2022, primarily driven by a $1.9 billion decrease in pension group annuity obligations, partially offset by an increase in the AmerUs Closed Block fair value liability. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized gains on the underlying investments reflecting a decrease in U.S. Treasury rates and credit spreads tightening in the current year compared to an increase in U.S. Treasury rates and credit spreads widening in the prior year.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit totaled $(253) million and $485 million in 2023 and 2022, respectively. The change to the provision was primarily related to the increase in pre-tax income and a one-time deferred tax benefit recognized in 2022 due to the Mergers. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 14.1% and 31.4% for 2023 and 2022, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) a benefit realized from the derecognition of a deferred tax liability related to the Company’s historical holdings in Athene, (ii) foreign, state and local income taxes, including NYC UBT, (iii) income attributable to non-controlling interests and (iv) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 12 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures

We believe that the presentation of Segment Income supplements a reader’s understanding of the economic operating performance of each of our segments.

Segment Income and Adjusted Net Income

Segment Income is the key performance measure used by management in evaluating the performance of the Asset Management, Retirement Services, and Principal Investing segments. See note 19 to the condensed consolidated financial statements for more details regarding the components of Segment Income and management’s consideration of Segment Income.

We believe that Segment Income is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed above in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP.

Adjusted Net Income (“ANI”) represents Segment Income less HoldCo interest and other financing costs and estimated income taxes. For purposes of calculating the Adjusted Net Income tax rate, Segment Income is reduced by HoldCo interest and financing costs. Income taxes on FRE and PII represents the total current corporate, local, and non-U.S. taxes as well as the current payable under Apollo’s tax receivable agreement. Income taxes on FRE and PII excludes the impacts of deferred taxes and the remeasurement of the tax receivable agreement, which arise from changes in estimated future tax rates. Certain assumptions and methodologies that impact the implied FRE and PII income tax provision are similar to those used under U.S. GAAP. Specifically, certain deductions considered in the income tax provision under U.S. GAAP relating to transaction related charges, equity-based compensation, and tax deductible interest expense are taken into account for the implied tax provision. Income Taxes on SRE represent the total current and deferred tax expense or benefit on income before taxes adjusted to eliminate the impact of the tax expense or benefit associated with the non-operating adjustments. Management believes the methodologies used to compute income taxes on FRE, SRE, and PII are meaningful to each segment and increases comparability of income taxes between periods.

Fee Related Earnings, Spread Related Earnings and Principal Investing Income

Fee Related Earnings, or “FRE”, is a component of Segment Income that is used as a supplemental performance measure to assess the performance of the Asset Management segment.

Spread Related Earnings, or “SRE”, is a component of Segment Income that is used as a supplemental performance measure to assess the performance of the Retirement Services segment, excluding certain market volatility and certain expenses related to integration, restructuring, equity-based compensation, and other expenses.

Principal Investing Income, or “PII”, is a component of Segment Income that is used as a supplemental performance measure to assess the performance of the Principal Investing segment.

See note 19 to the condensed consolidated financial statements for more details regarding the components of FRE, SRE, and PII.

We use Segment Income, ANI, FRE, SRE and PII as measures of operating performance, not as measures of liquidity. These measures should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of these measures without consideration of their related U.S. GAAP measures is not adequate due to the adjustments described above.

Net Invested Assets

In managing its business, Athene analyzes net invested assets, which does not correspond to total Athene investments, including investments in related parties, as disclosed in the condensed consolidated statements of financial condition and notes thereto. Net invested assets represent the investments that directly back its net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which is used to analyze the profitability of Athene’s investment portfolio. Net invested assets includes (a) total investments on the condensed consolidated statements of financial condition with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Athene includes the underlying investments supporting its assumed funds withheld and modco agreements in its net invested assets calculation in order to match the assets with the income received. Athene believes the adjustments for reinsurance provide a view of the assets for which it has economic exposure. Net invested assets includes Athene’s proportionate share of ACRA investments, based on its economic ownership, but does not include the proportionate share of investments associated with the non-controlling interest. Net invested assets are averaged over the number of quarters in the relevant period to compute a net investment earned rate for such period. While Athene believes net invested assets is a meaningful financial metric and enhances the understanding of the underlying drivers of its investment portfolio, it should not be used as a substitute for Athene’s total investments, including related parties, presented under U.S. GAAP.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 19 to our condensed consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended March 31,		Total Change	Percentage Change
	2023	2022
	(In millions)
Asset Management:
Management fees - Yield	$379	$333	$46	13.8%
Management fees - Hybrid	57	48	9	18.8
Management fees - Equity	141	124	17	13.7
Management fees	577	505	72	14.3
Capital solutions fees and other, net	138	64	74	115.6
Fee-related performance fees	27	14	13	92.9
Fee-related compensation	(211)	(175)	36	20.6
Other operating expenses	(134)	(98)	36	36.7
Fee Related Earnings (FRE)	$397	$310	$87	28.1%

In this section, references to 2023 refer to the three months ended March 31, 2023 and references to 2022 refer to the three months ended March 31, 2022.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

FRE was $397 million in 2023, an increase of $87 million compared to $310 million in 2022. This increase was primarily attributable to increases in capital solutions fees and other, net and management fees. Capital solutions fees earned in 2023 were primarily attributable to fees earned from companies in the financial services, business services and consumer services sectors.

The increase in management fees was primarily attributable to management fees earned from Athene and ADREF and ADCF of $23 million and $19 million, respectively. The increases in management fees earned from Athene and ADREF and ADCF were driven by higher fee-generating AUM as a result of growth in Retirement Services clients and the management fee contribution from the Griffin Capital U.S. asset management business, respectively. Management fees also benefitted from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $15 million, inclusive of Fund X catch-up fees of $3 million.

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
Note: Totals may not add due to rounding.

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding
The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	As of March 31, 2023
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$48,732	$22,254	$43,105	$114,091
AUM Not Currently Generating Performance Fees	7,151	8,251	3,844	19,246
Uninvested Performance Fee-Eligible AUM	6,441	13,214	30,508	50,163
Total Performance Fee-Eligible AUM	$62,324	$43,719	$77,457	$183,500

	As of March 31, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$37,000	$18,187	$41,482	$96,669
AUM Not Currently Generating Performance Fees	7,637	6,250	4,231	18,118
Uninvested Performance Fee-Eligible AUM	4,396	14,896	18,711	38,003
Total Performance Fee-Eligible AUM	$49,033	$39,333	$64,424	$152,790

	As of December 31, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$40,169	$12,177	$42,126	$94,472
AUM Not Currently Generating Performance Fees	15,912	17,777	3,166	36,855
Uninvested Performance Fee-Eligible AUM	4,628	12,839	30,836	48,303
Total Performance Fee-Eligible AUM	$60,709	$42,793	$76,128	$179,630

[1] Performance Fee-Generating AUM of $4.2 billion, $5.2 billion and $3.9 billion as of March 31, 2023, March 31, 2022 and December 31, 2022, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of March 31, 2023
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$20,641		$23,172
Fee-Generating AUM based on invested capital	3,350	10,277	26,701		40,328
Fee-Generating AUM based on gross/adjusted assets	322,465	4,829	596		327,890
Fee-Generating AUM based on NAV	42,422	10,844	551		53,817
Total Fee-Generating AUM	$368,237	$28,481	$48,489	[1]	$445,207

[1] The weighted average remaining life of the traditional private equity funds as of March 31, 2023 was 74 months.

	As of March 31, 2022
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,348		$30,928
Fee-Generating AUM based on invested capital	2,448	7,533	12,790		22,771
Fee-Generating AUM based on gross/adjusted assets	275,373	4,913	546		280,832
Fee-Generating AUM based on NAV	33,497	7,475	216		41,188
Total Fee-Generating AUM	$311,318	$23,501	$40,900	[1]	$375,719

[1] The weighted average remaining life of the traditional private equity funds at March 31, 2022 was 62 months.

	As of December 31, 2022
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$19,434		$21,965
Fee-Generating AUM based on invested capital	3,381	9,528	26,695		39,604
Fee-Generating AUM based on gross/adjusted assets	293,240	4,827	593		298,660
Fee-Generating AUM based on NAV	42,200	9,227	431		51,858
Total Fee-Generating AUM	$338,821	$26,113	$47,153	[1]	$412,087

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2022 was 76 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $247.8 billion, $236.0 billion and $217.6 billion of AUM on behalf of Athene as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the

Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 17 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $51.1 billion, $52.6 billion and $54.8 billion of AUM on behalf of Athora as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

The following tables summarize changes in total AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	Three months ended March 31,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM[1]:
Beginning of Period	$392,466	$56,410	$98,771	$547,647	$360,289	$52,772	$84,491	$497,552
Inflows	51,071	3,158	2,540	56,769	26,859	2,439	1,359	30,657
Outflows[2]	(7,465)	(1,026)	(302)	(8,793)	(9,547)	(453)	—	(10,000)
Net Flows	43,606	2,132	2,238	47,976	17,312	1,986	1,359	20,657
Realizations	(1,184)	(659)	(1,486)	(3,329)	(626)	(1,640)	(2,246)	(4,512)
Market Activity[3]	3,182	1,072	1,181	5,435	(4,279)	622	2,803	(854)
End of Period	$438,070	$58,955	$100,704	$597,729	$372,696	$53,740	$86,407	$512,843

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

[2] Outflows for Total AUM include redemptions of $2.3 billion and $0.6 billion during the three months ended March 31, 2023 and 2022, respectively.
[3] Includes foreign exchange impacts of $1.0 billion and $(2.5) billion during the three months ended March 31, 2023 and 2022, respectively.
Three Months Ended March 31, 2023

Total AUM was $597.7 billion at March 31, 2023, an increase of $50.1 billion, or 9.1%, compared to $547.6 billion at December 31, 2022. The net increase was primarily driven by Atlas, growth of our retirement services assets, and subscriptions across the platform; partially offset by distributions. More specifically, the net increase was due to:

•Net flows of $48.0 billion primarily attributable to:
•a $43.6 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $36.9 billion related to Atlas, (ii) $7.1 billion related to the growth of our retirement services clients, and (iii) $1.8 billion of subscriptions mostly related to the corporate credit funds we manage; partially offsetting these increases were $(2.1) billion of redemptions primarily in the corporate credit funds we manage;
•a $2.1 billion increase related to funds we manage in our hybrid strategy due to $2.4 billion of fundraising primarily across the financial credit instruments funds we manage; and
•a $2.2 billion increase related to funds we manage in our equity strategy primarily consisting of $2.5 billion of fundraising primarily related to the traditional private equity funds we manage.

•Realizations of $(3.3) billion primarily attributable to:
•$(1.2) billion related to funds we manage in our yield strategy primarily consisting of $0.7 billion related to Athora;
•$(0.7) billion related to funds we manage in our hybrid strategy primarily consisting of distributions from the hybrid value funds we manage; and
•$(1.5) billion related to funds we manage in our equity strategy primarily consisting of distributions across the traditional private equity funds we manage.

•Market activity of $5.4 billion primarily attributable to:
•$3.2 billion related to funds we manage in our yield strategy primarily consisting of $3.0 billion related to our retirement services clients and $1.0 billion related to the corporate credit funds we manage; offset by ($1.4) billion driven by Athora;
•$1.1 billion related to funds we manage in our hybrid strategy related to the hybrid credit funds we manage; and

•$1.2 billion related to funds we manage in our equity strategy related to the traditional private equity funds we manage.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	Three months ended March 31,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM[1]:
Beginning of Period	$338,821	$26,113	$47,153	$412,087	$307,306	$21,845	$39,950	$369,101
Inflows	34,774	2,289	1,762	38,825	16,453	2,510	1,309	20,272
Outflows[2]	(8,208)	(261)	(89)	(8,558)	(8,773)	(299)	(70)	(9,142)
Net Flows	26,566	2,028	1,673	30,267	7,680	2,211	1,239	11,130
Realizations	(387)	(156)	(316)	(859)	(309)	(582)	(263)	(1,154)
Market Activity[3]	3,237	496	(21)	3,712	(3,359)	27	(26)	(3,358)
End of Period	$368,237	$28,481	$48,489	$445,207	$311,318	$23,501	$40,900	$375,719

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

[2] Outflows for Fee-Generating AUM include redemptions of $2.2 billion and $0.4 billion during the three months ended March 31, 2023 and 2022, respectively.
[3] Includes foreign exchange impacts of $0.7 billion and $(1.9) billion during the three months ended March 31, 2023 and 2022, respectively.

Three Months Ended March 31, 2023

Total Fee-Generating AUM was $445.2 billion at March 31, 2023, an increase of $33.1 billion, or 8.0%, compared to $412.1 billion at December 31, 2022. The net increase was primarily driven by Atlas, growth of our retirement services client assets, deployment and fee commencement, and fundraising. More specifically, the net increase was due to:

•Net flows of $30.3 billion primarily attributable to:
•a $26.6 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $20.0 billion related to Atlas, (ii) a $7.1 billion increase in AUM related to the growth of our retirement services clients, (ii) $0.9 billion of fee-generating capital deployment primarily related to the corporate credit funds we manage, and (iv) $1.0 billion of subscriptions primarily related to the corporate credit funds we manage; partially offset by $(2.1) billion of redemptions mostly related to the corporate credit funds we manage and $(0.6) billion of net transfers;
•a $2.0 billion increase related to funds we manage in our hybrid strategy primarily due to (i) $1.3 billion of fee-generating capital deployment across the hybrid credit and hybrid value funds we manage, (ii) $0.6 billion of transfers from the yield strategy, and (iii) $0.4 billion of subscriptions; and
•a $1.7 billion increase related to funds we manage in our equity strategy primarily related to (i) $0.5 billion of fee-generating capital deployment and (ii) $1.3 billion of fundraising.

•Market Activity of $3.7 billion primarily attributable to funds we manage in our yield strategy, consisting of $3.0 billion related to our retirement services clients, partially offset by ($1.1) billion related to Athora.

•Realizations of $(0.9) billion across the yield, hybrid and equity strategies.

Gross Capital Deployment and Uncalled Commitments

Gross capital deployment represents the gross capital that has been invested by the funds and accounts we manage during the relevant period, but excludes certain investment activities primarily related to hedging and cash management functions at the Company. Gross Capital Deployment is not reduced or netted down by sales or refinancings, and takes into account leverage used by the funds and accounts we manage in gaining exposure to the various investments that they have made.

Uncalled commitments, by contrast, represent unfunded capital commitments that certain of the funds we manage have received from fund investors to fund future or current fund investments and expenses.

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

The following presents gross capital deployment and uncalled commitments (in billions):
As of March 31, 2023 and December 31, 2022, Apollo had $52 billion and $51 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment.

	Three months ended March 31,		Total Change	Percentage Change
	2023	2022
	(In millions)
Retirement Services:
Fixed income and other investment income, net	$1,957	$1,207	$750	62%
Alternative investment income, net	185	448	(263)	(59)
Net investment earnings	2,142	1,655	487	29
Strategic capital management fees	14	12	2	17
Cost of funds	(1,235)	(822)	413	50
Net investment spread	921	845	76	9
Other operating expenses	(124)	(109)	15	14
Interest and other financing costs	(109)	(62)	47	76
Spread Related Earnings (SRE)	$688	$674	$14	2

In this section, references to 2023 refer to the three months ended March 31, 2023 and references to 2022 refer to the three months ended March 31, 2022.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Spread Related Earnings

SRE was $688 million in 2023, an increase of $14 million, or 2%, compared to $674 million in 2022. The increase in SRE was driven by higher net investment earnings, largely offset by higher cost of funds and interest and other financing costs. Net investment earnings increased $487 million primarily driven by higher floating rate income, $20.2 billion of growth in Athene’s average net invested assets and higher new money rates, partially offset by less favorable alternative investment performance, primarily related to real estate funds and Challenger Life Company Limited (Challenger), compared to the prior year. Cost of funds increased $413 million primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements and growth in the block of business. Interest and other financing costs increased $47 million due to the increase in issuances of short term repurchase agreements during the quarter, as well as interest expense and preferred stock dividends related to Athene’s debt and preferred stock issuances in the fourth quarter of the prior year.

Net Investment Spread

	Three months ended March 31,
	2023	2022	Change
Fixed income and other net investment earned rate	4.13%	2.83%	130bps
Alternative net investment earned rate	6.12%	16.61%	NM
Net investment earned rate	4.25%	3.65%	60bps
Strategic capital management fees	0.03%	0.03%	0bps
Cost of funds	(2.45)%	(1.81)%	64bps
Net investment spread	1.83%	1.87%	(4)bps

Net investment spread was 1.83% in 2023, a decrease of 4 basis points compared to 1.87% in 2022, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Net investment earned rate was 4.25% in 2023, an increase of 60 basis points compared to 3.65% in 2022, primarily due to higher returns in Athene’s fixed income portfolio, partially offset by less favorable performance in its alternative investment portfolio. Fixed income and other net investment earned rate was 4.13% in 2023, an increase from 2.83% in 2022, primarily driven by higher floating rate income and higher new money rates. Alternative net investment earned rate was 6.12% in 2023, a decrease from 16.61% in 2022, primarily driven by lower returns on real estate funds related to lower home price appreciation in comparison to the prior year as well as a decrease in share price on Athene’s investment in Challenger.

Cost of funds was 2.45% in 2023, an increase of 64 basis points compared to 1.81% in 2022, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements.

Investment Portfolio

Athene had investments, including related parties and VIEs, of $219.4 billion and $212.1 billion as of March 31, 2023 and December 31, 2022, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming incremental credit risk. Athene has selected a diverse array of primarily high-grade fixed income assets, including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% to 6% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and VIEs:

	As of March 31, 2023		As of December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value
U.S. government and agencies	$2,703	1.2%	$2,577	1.2%
U.S. state, municipal and political subdivisions	966	0.4%	927	0.4%
Foreign governments	922	0.4%	907	0.4%
Corporate	63,141	28.8%	60,901	28.7%
CLO	17,566	8.0%	16,493	7.8%
ABS	10,873	5.0%	10,527	5.0%
CMBS	4,190	1.9%	4,158	2.0%
RMBS	6,352	2.9%	5,914	2.8%
Total AFS securities, at fair value	106,713	48.6%	102,404	48.3%
Trading securities, at fair value	1,652	0.8%	1,595	0.8%
Equity securities	1,368	0.6%	1,487	0.7%
Mortgage loans, at fair value	29,949	13.6%	27,454	12.9%
Investment funds	77	—%	79	—%
Policy loans	339	0.2%	347	0.2%
Funds withheld at interest	31,084	14.2%	32,880	15.5%
Derivative assets	3,956	1.8%	3,309	1.6%
Short-term investments	627	0.3%	2,160	1.0%
Other investments	701	0.3%	773	0.4%
Total investments	176,466	80.4%	172,488	81.4%
Investments in related parties
AFS securities, at fair value
Corporate	1,127	0.5%	982	0.5%
CLO	3,513	1.6%	3,079	1.4%
ABS	7,226	3.3%	5,760	2.7%
Total AFS securities, at fair value	11,866	5.4%	9,821	4.6%
Trading securities, at fair value	885	0.4%	878	0.4%
Equity securities, at fair value	251	0.1%	279	0.1%
Mortgage loans, at fair value	1,324	0.6%	1,302	0.6%
Investment funds	1,595	0.7%	1,569	0.7%
Funds withheld at interest	9,462	4.3%	9,808	4.6%

	As of March 31, 2023		As of December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Short-term investments	1,043	0.5%	—	—%
Other investments	338	0.2%	303	0.2%
Total related party investments	26,764	12.2%	23,960	11.2%
Total investments, including related parties	203,230	92.6%	196,448	92.6%
Investments owned by consolidated VIEs
Trading securities, at fair value	1,069	0.5%	1,063	0.5%
Mortgage loans, at fair value	2,119	1.0%	2,055	1.0%
Investment funds, at fair value	12,880	5.9%	12,480	5.9%
Other investments, at fair value	99	—%	101	—%
Total investments owned by consolidated VIEs	16,167	7.4%	15,699	7.4%
Total investments, including related parties and VIEs	$219,397	100.0%	$212,147	100.0%

The $7.3 billion increase in Athene’s total investments, including related parties and VIEs, as of March 31, 2023 compared to December 31, 2022 was primarily driven by growth from gross organic inflows of $11.9 billion in excess of gross liability outflows of $6.9 billion, unrealized gains on AFS securities in the three months ended March 31, 2023 of $2.1 billion resulting from the decrease in U.S. Treasury rates and credit spread tightening in the current year and the reinvestment of earnings.

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 96.0% and 95.8% as of March 31, 2023 and December 31, 2022, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

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

Net Invested Assets

The following summarizes Athene’s net invested assets:

	As of March 31, 2023		As of December 31, 2022
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$80,701	39.0%	$80,800	41.1%
CLO	20,563	9.9%	19,881	10.1%
Credit	101,264	48.9%	100,681	51.2%
CML	24,306	11.8%	23,750	12.1%
RML	12,306	6.0%	11,147	5.7%
RMBS	7,550	3.7%	7,363	3.7%
CMBS	4,463	2.2%	4,495	2.3%
Real estate	48,625	23.7%	46,755	23.8%
ABS	21,566	10.4%	20,680	10.5%
Alternative investments	12,103	5.9%	12,079	6.1%
State, municipal, political subdivisions and foreign government	2,703	1.3%	2,715	1.4%
Equity securities	1,708	0.8%	1,737	0.9%
Short-term investments	1,608	0.8%	1,930	1.0%
U.S. government and agencies	2,685	1.3%	2,691	1.4%
Other investments	42,373	20.5%	41,832	21.3%
Cash and equivalents	12,672	6.1%	5,481	2.8%
Policy loans and other	1,815	0.8%	1,702	0.9%
Net invested assets	$206,749	100.0%	$196,451	100.0%

[1] See Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures for the definition of net invested assets.

Athene’s net invested assets were $206.7 billion and $196.5 billion as of March 31, 2023 and December 31, 2022, respectively. The increase in net invested assets as of March 31, 2023 from December 31, 2022 was primarily driven by growth from net organic inflows of $11.9 billion in excess of net liability outflows of $5.5 billion, the issuance of $3.0 billion of short-term repurchase agreements during the quarter and reinvestment of earnings.

In managing its business, Athene utilizes net invested assets as presented in the above table. Net invested assets do not correspond to Athene’s total investments, including related parties, on the condensed consolidated statements of financial condition, as discussed previously in Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures. Net invested assets represent Athene’s investments that directly back its net reserve liabilities and surplus assets. Athene believes this view of its portfolio provides a view of the assets for which it has economic exposure. Athene adjusts the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. Athene also adjusts for VIEs to show the net investment in the funds, which are included in the alternative investments line above, as well as adjusting for the allowance for credit losses. Net invested assets includes Athene’s proportionate share of ACRA investments, based on its economic ownership, but excludes the proportionate share of investments associated with the non-controlling interest.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended March 31,		Total Change	Percentage Change
	2023	2022
	(In millions)
Principal Investing:
Realized performance fees	$164	$127	$37	29.1%
Realized investment income	28	226	(198)	(87.6)
Principal investing compensation	(170)	(156)	14	9.0
Other operating expenses	(14)	(10)	4	40.0
Principal Investing Income (PII)	$8	$187	$(179)	(95.7)
As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

In this section, references to 2023 refer to the three months ended March 31, 2023 and references to 2022 refer to the three months ended March 31, 2022.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

PII was $8 million in 2023, a decrease of $179 million, as compared to $187 million in 2022. This decrease was primarily attributable to reduced realized investment income and higher compensation expenses in 2023, offset, in part, by higher realized performance fees. The realized investment income in 2022 was primarily attributable to realized gains on certain investments in the funds Apollo manages that were transferred to Athene and subsequently transferred to AAA in the second quarter of 2022. Realized performance fees in 2023 were driven by realizations in Fund VIII and HVF I, which contributed to higher principal investing compensation costs. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, included in principal investing compensation are expenses related to the Incentive Pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

The Historical Investment Performance of Our Funds

Below we present information relating to the historical performance of the funds we manage, including certain legacy Apollo funds that do not have a meaningful amount of unrealized investments, and in respect of which the general partner interest has not been contributed to us.

When considering the data presented below, you should note that the historical results of funds we manage are not indicative of the future results that you should expect from such funds, from any future funds we may raise or from your investment in our common stock.

An investment in our common stock is not an investment in any of the Apollo managed funds, and the assets and revenues of the funds we manage are not directly available to us. The historical and potential future returns of the funds we manage are not directly linked to returns on our common stock. Therefore, you should not conclude that continued positive performance of the funds we manage will necessarily result in positive returns on an investment in our common stock. However, poor performance of the funds that we manage would cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and in all likelihood the value of our common stock.

Moreover, the historical returns of funds we manage should not be considered indicative of the future results you should expect from such funds or from any future funds we may raise. There can be no assurance that any Apollo fund will continue to achieve the same results in the future.

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2023, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through March 31, 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations” in the 2022 Annual Report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available.

All amounts are as of March 31, 2023, unless otherwise noted:

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Equity:
Fund IX	2018	$33,959	$24,729	$19,508	$8,199	$15,113	$24,774	$32,973	38%	26%
Fund VIII	2013	9,831	18,377	16,523	21,790	5,279	6,859	28,649	15	11
Fund VII	2008	406	14,677	16,461	34,214	16	67	34,281	33	25
Fund VI	2006	367	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	62	3,742	5,192	12,724	120	—	12,724	61	44
Fund I, II, III, IV & MIA[1]	Various	10	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[2]		$44,635	$78,981	$78,894	$115,463	$20,933	$31,700	$147,163	39	24
EPF IV3	N/A	2,355	2,346	490	4	487	522	526	NM4	NM4
EPF III	2017	4,320	4,462	4,815	3,430	2,248	3,133	6,563	16	9
Total Equity		$51,310	$85,789	$84,199	$118,897	$23,668	$35,355	$154,252
Hybrid:
AIOF II	2021	$2,572	$2,542	$1,183	$299	$1,043	$1,174	$1,473	21%	17%
AIOF I	2018	432	897	802	1,050	176	213	1,263	24	18
HVF II	2022	4,582	4,592	2,322	16	2,311	2,349	2,365	NM4	NM4
HVF I	2019	3,613	3,238	3,594	3,368	1,556	1,881	5,249	24	19
Accord V5	2022	1,940	1,922	1,751	802	970	974	1,776	4	2
Accord I, II, III, III B & IV5	Various	—	6,070	4,765	5,137	—	—	5,137	22	17
Accord+	2021	2,864	2,370	3,420	1,354	2,146	2,200	3,554	NM4	NM4
Total Hybrid		$16,003	$21,631	$17,837	$12,026	$8,202	$8,791	$20,817

[1] The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III, were excluded assets in connection with the reorganization of the Company that occurred in 2007. As a result, Apollo did not receive the economics associated with these entities. The investment performance of these funds, combined with Fund IV, is presented to illustrate fund performance associated with Apollo’s investment professionals.

[2] Total IRR is calculated based on total cash flows for all funds presented.
[3] Vintage Year is not yet applicable as the fund has not had its final closing.
[4] Data has not been presented as the fund’s effective date is less than 24 months prior to the period indicated and such information was deemed not meaningful.
[5] Accord funds have investment periods shorter than 24 months, therefore Gross and Net IRR are presented after 12 months of investing.

Equity

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of March 31, 2023:

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$7,795	$18,874	29%
Non-Control Distressed	6,302	10,780	71
Total	14,097	29,654	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	64,797	117,509	21
Total	$78,894	$147,163	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and VI are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated and such information was deemed not meaningful. All amounts are as of March 31, 2023.

Fund IX1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$4,082	$9,286
Opportunistic Buyouts	14,642	21,330
Distressed[2]	784	2,357
Total	$19,508	$32,973

Fund VIII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,704	$7,025
Opportunistic Buyouts	13,252	20,870
Distressed[2]	567	754
Total	$16,523	$28,649

Fund VII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,539	$4,845
Opportunistic Buyouts	4,338	10,799
Distressed/Other Credit[2]	9,584	18,637
Total	$16,461	$34,281
1Committed capital less unfunded capital commitments for Fund IX, Fund VIII and Fund VII were $16.9 billion, $17.8 billion and $14.7 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable governing agreements.
2The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets:

			Total Returns[1]
	IPO Year[2]	Total AUM	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
		(In millions)
MidCap Financial[3]	N/A	$13,090	6%	5%
AIF	2013	348	3%	(5)%
AFT	2011	361	5%	(8)%
MFIC	2004	2,779	3%	6%
ADS[4]	N/A	6,016	5%	—%
ARI	2009	9,553	(10)%	6%
ADREF[5]	N/A	7,211	(1)%	N/A
ADCF[5]	N/A	905	4%	N/A
Other[6]	N/A	2,067	N/A	N/A
Total		$42,330

[1] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

2 An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
[3] MidCap Financial is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 5% and 4% for the three months ended March 31, 2023 and 2022, respectively.

4 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. AUM is as of December 31, 2022. The returns presented are net returns based on NAV.
5 ADREF and ADCF are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV. Returns are not presented for the three months ended March 31, 2022 as we did not advise these vehicles prior to the second quarter of 2022.

[6] Other includes, among others, AUM of $1.9 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of December 31, 2022. Returns and IPO year are not provided for this AUM.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Three months ended March 31,
(In millions)	2023	2022
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$1,010	$(401)
Net income (loss) attributable to non-controlling interests	528	(658)
GAAP Net Income (Loss)	$1,538	$(1,059)
Income tax provision (benefit)	253	(485)
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$1,791	$(1,544)
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	67	97
Equity-based compensation	52	56
Transaction-related charges[2]	(3)	(1)
Merger-related transaction and integration costs[3]	7	18
(Gains) losses from change in tax receivable agreement liability	—	14
Net (income) loss attributable to non-controlling interests in consolidated entities	(523)	649
Unrealized performance fees	(239)	(445)
Unrealized profit sharing expense	135	191
HoldCo interest and other financing costs[4]	21	39
Unrealized principal investment income (loss)	(10)	82
Unrealized net (gains) losses from investment activities and other	12	(18)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	(397)	2,636
Non-operating change in insurance liabilities and related derivatives	135	(649)
Integration, restructuring and other non-operating expenses	29	34
Equity-based compensation expense	16	12
Segment Income	1,093	1,171
HoldCo interest and other financing costs[4]	(21)	(39)
Taxes and related payables	(227)	(215)
Adjusted Net Income	$845	$917

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
[4] Represents interest and other financing costs related to AGM not attributable to any specific segment.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	As of March 31, 2023	As of December 31, 2022
Total GAAP Common Stock Outstanding	567,394,604	570,276,188
Non-GAAP Adjustments:
Vested RSUs	12,781,851	15,656,775
Unvested RSUs Eligible for Dividend Equivalents	16,301,241	12,827,921
Adjusted Net Income Shares Outstanding	596,477,696	598,760,884

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	As of March 31, 2023	As of December 31, 2022
Total investments, including related parties	$203,230	$196,448
Derivative assets	(3,956)	(3,309)
Cash and cash equivalents (including restricted cash)	14,992	8,407
Accrued investment income	1,458	1,328
Net receivable (payable) for collateral on derivatives	(1,909)	(1,486)
Reinsurance funds withheld and modified coinsurance	942	1,423
VIE and VOE assets, liabilities and noncontrolling interest	12,799	12,747
Unrealized (gains) losses	19,782	22,284
Ceded policy loans	(175)	(179)
Net investment receivables (payables)	39	186
Allowance for credit losses	521	471
Other investments	(50)	(10)
Total adjustments to arrive at gross invested assets	44,443	41,862
Gross invested assets	247,673	238,310
ACRA noncontrolling interest	(40,924)	(41,859)
Net invested assets	$206,749	$196,451

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

At March 31, 2023, the Company had $15.1 billion of unrestricted cash and cash equivalents and $0.4 billion of U.S. Treasury securities, as well as $4.8 billion of available funds from the 2022 AMH credit facility, AHL credit facility, and AHL liquidity facility.

Primary Uses of Cash

Over the next 12 months, we expect the Company’s primary liquidity needs will be to:

•support the future growth of Apollo’s businesses through strategic corporate investments;
•pay the Company’s operating expenses, including, compensation, general, administrative, and other expenses;
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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(In millions)	2023	2022
Operating Activities	$1,071	$(3,993)
Investing Activities	(5,640)	3,103
Financing Activities	11,523	11,240
Effect of exchange rate changes on cash and cash equivalents	3	(4)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$6,957	$10,346

The assets of our consolidated funds and VIEs, on a gross basis, could have a substantial effect on the accompanying statement of cash flows. Because our consolidated funds and VIEs are generally treated as investment companies for accounting purposes, their investing cash flow amounts are included in our cash flows from operating activities. The table below summarizes our condensed consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds and VIEs.

	For the Three Months Ended March 31,
(In millions)	2023	2022
Net cash provided by the Company's operating activities	$351	$1,390
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	720	(5,383)
Net cash provided by (used in) operating activities	1,071	(3,993)
Net cash provided by (used in) the Company's investing activities	(5,280)	2,326
Net cash provided by (used in) the Consolidated Funds and VIEs investing activities	(360)	777
Net cash provided by (used in) investing activities	(5,640)	3,103
Net cash provided by the Company's financing activities	11,563	6,240
Net cash provided by (used in) the Consolidated Funds and VIEs financing activities	(40)	5,000
Net cash provided by financing activities	$11,523	$11,240

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

•During the three months ended March 31, 2023, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income and net investment income, partially offset by cash used for pension group annuity withdrawals, net of premiums. Net cash provided by operating activities includes net cash provided by our consolidated funds and VIEs, which primarily includes net proceeds from the sale of VIEs’ investments, offset by purchases of VIEs’ investments.

•During the three months ended March 31, 2022, cash used in operating activities primarily includes net cash used in our consolidated funds and VIEs for purchases of investments. Net cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, as well as cash received from pension group annuity transactions.

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

•During the three months ended March 31, 2023, cash used in investing activities primarily reflects the purchase of investments due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by the sale, repayment and maturity of investments.

•During the three months ended March 31, 2022, cash provided by investing activities primarily reflects Athene cash acquired as a result of the Mergers and the sale, repayment and maturity of investments. Net cash provided by investing activities also reflects the investing activities of our consolidated funds and VIEs, which primarily includes net proceeds from maturities of U.S. Treasury securities. Net cash used in investing activities is due to purchases of investments.

Financing Activities

The Company’s financing activities reflect its capital market transactions and transactions with equity holders. The primary sources of cash within financing activities includes: (a) proceeds from debt and preferred equity issuances, (b) inflows on

Athene’s investment-type policies, (c) changes of cash collateral posted for derivative transactions, and (d) capital contributions and proceeds from other borrowing activities. The primary uses of cash within financing activities include: (a) dividends, (b) payments under the tax receivable agreement, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, (e) repayments of debt, (f) withdrawals on Athene’s investment-type policies and (g) changes of cash collateral posted for derivative transactions.

•During the three months ended March 31, 2023, cash provided by financing activities primarily reflects cash received from the strong organic inflows from retail, flow reinsurance and funding agreements, net of withdrawals, the issuance of short-term repurchase agreements and net capital contributions from non-controlling interests, partially offset by the payment of stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt, offset by payments for borrowings under repurchase agreements.

•During the three months ended March 31, 2022, cash provided by financing activities primarily reflects the strong organic inflows from retail and funding agreements, net of withdrawals. Cash provided by financing activities by our consolidated funds and VIEs primarily includes proceeds from the issuance of debt. Net cash used in financing activities includes repurchases of common stock and common stock dividends paid, as well as repayment of debt by our consolidated funds and VIEs.

Contractual Obligations, Commitments and Contingencies

For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 18 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies.” The Company’s commitments are primarily fulfilled through cash flows from operations and financing activities.

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

Dividends and Distributions

For information regarding the quarterly dividends and distributions that were made to common stockholders and non-controlling interest holders in the Apollo Operating Group and participating securities, see note 15 to the condensed consolidated financial statements. Although the Company currently expects to pay dividends, we may not pay dividends if, among other things, we do not have the cash necessary to pay the dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our dividends are at the sole discretion of our board of directors.

Because AGM is a holding company, the primary source of funds for AGM’s dividends is distributions from its operating subsidiaries, AAM and AHL, which are expected to be adequate to fund AGM’s dividends and other cash flow requirements based on current estimates of future obligations. The ability of these operating subsidiaries to make distributions to AGM will depend on satisfying applicable law with respect to such distributions, including surplus and minimum solvency requirements among others, as well as making prior distributions on the AAM and AHL outstanding preferred stock. Moreover, the ability of AAM and AHL to receive distributions from their own respective subsidiaries will continue to depend on applicable law with respect to such distributions.

On May 9, 2023, AGM declared a cash dividend of $0.43 per share of its common stock, which will be paid on May 31, 2023 to holders of record at the close of business on May 22, 2023.

Repurchase of Securities

Share Repurchase Program

For information regarding the Company’s share repurchase program, see note 15 to the condensed consolidated financial statements.

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

Asset Management Liquidity

Our asset management business requires limited capital resources to support the working capital or operating needs of the business. For the asset management business’ longer-term liquidity needs, we expect to continue to fund the asset management business’ operations through management fees and performance fees received. Liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 13 and 15 to the condensed consolidated financial statements, respectively. From time to time, if the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to raise proceeds through the issuance of additional debt or equity instruments.

At March 31, 2023, the asset management business had $1.3 billion of unrestricted cash and cash equivalents and $0.4 billion of U.S. Treasury securities as well as $1.0 billion of available funds from the 2022 AMH credit facility. The Company also has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors.

Future Debt Obligations

The asset management business had long-term debt of $2.8 billion at March 31, 2023, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048 and 2050. See note 13 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

Tax Receivable Agreement

The tax receivable agreement provides for the payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM and its subsidiaries realize subject to the agreement. For more information regarding the tax receivable agreement, see note 17 to the condensed consolidated financial statements.

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

As of March 31, 2023, the outstanding AOG Unit Payment amount was $307 million, payable in equal quarterly installments through December 31, 2024. See note 17 for more information.

Athora

Athora is a strategic liabilities platform that acquires and reinsures traditional closed life insurance policies and provides capital and reinsurance solutions to insurers in Europe. In 2017, an AAM subsidiary made a €125 million commitment to Athora, which was fully drawn as of April 2020. An AAM subsidiary committed an incremental €58 million in 2020 to purchase new equity interests. Additionally, in 2021, an AAM subsidiary acquired approximately €21.9 million of new equity interests in Athora.

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of March 31, 2023.

An AAM subsidiary and Athene are minority investors in Athora with a long-term strategic relationship. Through its share ownership, the AAM subsidiary has approximately 19.9% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo represent, in the aggregate, approximately 15.1% of the total voting power in Athora.

Fund Escrow

As of March 31, 2023, the remaining investments and escrow cash of Fund VII was valued at 110% of the fund’s unreturned capital which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Indemnification Liability

The asset management business recorded an indemnification liability in the event that the Former Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 17 to the condensed consolidated financial statements for further information regarding the asset management business’ indemnification liability.

Retirement Services Liquidity

There are two forms of liquidity relevant to our retirement services business: funding liquidity and balance sheet liquidity. Funding liquidity relates to the ability to fund operations. Balance sheet liquidity relates to the ability to liquidate or rebalance Athene’s balance sheet without incurring significant costs from fees, bid-offer spreads, or market impact. Athene manages its liquidity position by matching projected cash demands with adequate sources of cash and other liquid assets. The principal sources of liquidity for our retirement services business, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

Athene’s investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services business does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. Athene has access to additional liquidity through the $1.25 billion AHL credit facility, with potential increases up to $1.75 billion, the AHL liquidity facility with a borrowing capacity of $2.5 billion, with potential increases up to $3.0 billion, and $2.0 billion of committed repurchase facilities. On February 7, 2023, Athene borrowed $1.0 billion from the AHL liquidity facility for short-term cash flow needs, which was repaid in the first quarter of 2023. Both the AHL credit facility and AHL liquidity facility were undrawn as of March 31, 2023. Athene also has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and market value adjustments (“MVA”), which are intended to protect it from early withdrawals. As of March 31, 2023 and December 31, 2022, approximately 78% and 76%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of March 31, 2023 and December 31, 2022, approximately 60% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of March 31, 2023, approximately 26% of Athene’s net reserve liabilities were generally non-surrenderable, including funding agreements, buy-out pension group annuities and payout annuities, while 57% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of March 31, 2023 and December 31, 2022, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2023 and December 31, 2022, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $4.9 billion and $3.7 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2023, the total maximum borrowing capacity under the FHLB facilities was limited to $55.3 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of March 31, 2023 Athene had the ability to draw up to an estimated $5.9 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

Securities Repurchase Agreements

Athene engages in repurchase transactions whereby it sells fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. Athene requires that, at all times during the term of the repurchase agreements, it maintains sufficient cash or other liquid assets sufficient to allow it to fund substantially all of the repurchase price. Proceeds received from the sale of securities pursuant to these arrangements are generally invested in short-term investments or maintained in cash, with the offsetting obligation to repurchase the security included within payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition. As per the terms of the repurchase agreements, Athene monitors the market value of the securities sold and may be required to deliver additional collateral (which may be in the form of cash or additional securities) to the extent that the value of the securities sold decreases prior to the repurchase date.

As of March 31, 2023 and December 31, 2022, the payables for repurchase agreements were $7.8 billion and $4.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $8.2 billion and $5.0 billion, respectively. As of March 31, 2023, payables for repurchase agreements were comprised of $4.9 billion of short-term and $2.9 billion of long-term repurchase agreements. As of December 31, 2022, payables for repurchase agreements were comprised of $1.9 billion of short-term and $2.9 billion of long-term repurchase agreements.

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

Future Debt Obligations

Athene had long-term debt of $3.7 billion as of March 31, 2023, which includes notes with maturities in 2028, 2030, 2031, 2033, 2051, and 2052. See note 13 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

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

ACRA

ACRA 1 provides Athene with access to on-demand capital to support its growth strategies and capital deployment opportunities. ACRA 1 provides a capital source to fund both Athene’s inorganic and organic channels, including pension group annuity, funding agreement and retail channels. This strategic capital solution allows Athene the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2) was established in December 2022 as another long-duration, on-demand capital vehicle. Athene currently owns 100% of ACRA 2’s economic and voting interests prior to the initial closing of ACRA 2, which is expected to occur on July 1, 2023.

Critical Accounting Estimates and Policies

Other than as described in this Item 2, there have been no material changes to the Company’s critical accounting estimates and policies from those previously disclosed in the 2022 Annual Report. The following updates and supplements the critical accounting estimates and policies in the 2022 Annual Report.

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies, which include pension group annuities with life contingencies. Liabilities for nonparticipating long duration contracts are established as the estimated present value of benefits Athene expects to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected, referred to as the net premium ratio. For immediate annuities with life contingencies, the liability for future policy benefits is equal to the present value of future benefits and related expenses.

Liabilities for nonparticipating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to discount rate, expenses and policyholder behavior. Athene bases certain key assumptions related to policyholder behavior on industry standard data, adjusted to align with company experience, if needed. All cash flow assumptions, apart from expense assumptions, are established at contract issuance and reviewed annually, or more frequently, if actual experience suggests a revision is necessary.

Immediate annuities with life contingencies, which include pension group annuities with life contingencies, represent the significant majority of Athene’s liabilities for future policy benefits. Significant assumptions include discount rates, assumptions for policyholder longevity and policyholder utilization for contracts with deferred lives. In general, the reserve for future policy benefits will decrease when longevity decreases, resulting in remeasurement gains in the condensed consolidated statements of operations. Changes in the discount rate in periods after a cohort has closed will not impact interest expense recognition within the condensed consolidated statements of operations. However, changes in the discount rate will impact the recorded reserve on the condensed consolidated statements of financial condition, with an offsetting unrealized gain or loss recorded to other comprehensive income (loss). Athene uses a single A rate to calculate the present value of reserves related to its immediate annuities with life contingencies.

For these limited-payment contracts where premiums are due over a significantly shorter period than the period over which benefits are provided, a deferred profit liability is established to the extent that gross premium exceeds the net premium reserve and included within future policy benefits. When the net premium ratio for the corresponding future policy benefit is updated for actual experience and changes to projected cash flow assumptions, both the future policy benefit reserve and deferred profit liability are retrospectively recalculated from the contract issuance date. Also included within the liability for future policy benefits is negative VOBA that was established for blocks of insurance contracts acquired through the Mergers. Negative VOBA related to immediate annuities with life contingencies is subsequently measured on a basis generally consistent with the deferred profit liability.

The increase (decrease) to future policy benefit reserves from hypothetical changes in discount rates is summarized as follows:

(In millions)	March 31, 2023
+100 bps discount rate	$(2,667)
–100 bps discount rate	3,106

Market Risk Benefits

Market risk benefits represent contracts or contract features that both provide protection to the contract holder from, and exposes the insurance entity to, other-than-nominal capital market risk. Athene issues and reinsures deferred annuity contracts, which includes both traditional deferred and indexed annuities, that contain GLWB and GMDB riders. These riders meet the criteria for and are classified as market risk benefits.

Market risk benefits are measured at fair value at the contract level and may be recorded as a liability or an asset. At contract inception, Athene assesses the fees and assessments that are collectible from the policyholder, which include explicit rider fees and other contract fees, and allocates them to the extent they are attributable to the market risk benefit. These attributed fees are used in the valuation of the market risk benefits and are never negative or exceed total explicit fees collectible from the policyholder. Athene is also required to project the expected benefits that will be required for the riders in excess of the projected account balance. Determining the projected benefits in excess of the projected account balance requires judgment for economic and actuarial assumptions, both of which are used in determining future policyholder account growth that will drive the amount of benefits required.

Economic assumptions include interest rates and implied equity volatilities throughout the duration of the liability. For riders on indexed annuities, this also includes assumptions about projected equity returns, which impact expected index credits on the next policy anniversary date and future equity option costs. When economic assumptions lead to an increase in expected future policy growth from higher interest and index crediting during the accumulation period, the higher projected account balance at the time of rider utilization decreases the inherent value of the rider as less payments for benefits are required in excess of the account balance. All else constant, the increase in the projected account balance will, therefore, result in a decrease to the market risk benefit liability or an increase if the market risk benefit is in an asset position with remeasurement gains recorded in the condensed consolidated statements of operations.

Policyholder behavior assumptions are established using accepted actuarial valuation methods to estimate decrements to policies with riders including lapses, full and partial withdrawals (surrender rate) and mortality and the utilization of the benefit riders. Base lapse rates consider the level of surrender charges and are dynamically adjusted based on the level of current interest rates relative to the guaranteed rates and the amount by which any rider guarantees are in a net positive position. Rider utilization assumptions consider the number and timing of policyholders electing the riders. Athene tracks and updates this assumption as experience emerges. Mortality assumptions are set at the product level and are generally based on standard industry tables with adjustments for historical experience and a provision for mortality improvement. While economic assumptions impact the projected account value and the benefits paid in excess of the account value, policyholder behavior assumptions, such as surrenders, impact the expected number of policies that will elect to utilize the rider. An expected increase in decrements and decrease in rider utilization, all else constant, will result in a decrease to the market risk benefit liability or an increase in the market risk benefit asset with remeasurement gains recorded in the condensed consolidated statements of operations.

All inputs, including expected fees and assessments and economic and policyholder behavior assumptions, are used to project excess benefits and fees over a range of risk-neutral, stochastic interest rate scenarios. For riders on indexed annuities, stochastic equity return scenarios are also included within the range. The discount rate used to present value the projected cash flows is a significant assumption, with the change in risk free rates expected to drive most of the movement in discount rates between periods. A risk margin is deducted from the discount rate to reflect the uncertainty in the projected cash flows, such as variations in policyholder behavior, and a credit spread is added to reflect Athene’s risk of nonperformance. If the discount rates used were to fluctuate, there would be a resulting change in reserves for the market risk benefits recorded through the condensed consolidated statements of operations, except for the portion related to the change in nonperformance risk, which is recorded through other comprehensive income (loss).

The increase (decrease) to the net market risk benefit balance from hypothetical changes in the discount rate is summarized as follows:

(In millions)	March 31, 2023
+100 bps discount rate	$(718)
–100 bps discount rate	890

Deferred Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired

DAC, DSI and VOBA are no longer considered critical accounting estimates as a result of the adoption of LDTI as of January 1, 2023.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to Apollo and its industries is included in note 2 to our condensed consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of March 31, 2023:

	2023	2024 - 2025	2026 - 2027	2028 and Thereafter	Total
	(In millions)
Asset Management
Operating lease obligations[1]	$51	$153	$149	$547	$900
Other long-term obligations[2]	12	1	—	—	13
2022 AMH credit facility[3]	1	2	1	—	4
Debt obligations[3]	90	740	662	2,498	3,990
AOG Unit payment [4]	132	175	—	—	307
	286	1,071	812	3,045	5,214
Retirement Services
Interest sensitive contract liabilities	15,102	39,863	35,625	90,510	181,100
Future policy benefits	1,606	4,301	4,302	32,281	42,490
Market risk benefits	—	—	—	5,721	5,721
Other policy claims and benefits	124	—	—	—	124
Dividends payable to policyholders	3	10	9	75	97
Debt[3]	110	306	306	4,592	5,314
Securities to repurchase[5]	5,086	1,385	1,935	—	8,406
	22,031	45,865	42,177	133,179	243,252
Obligations	$22,317	$46,936	$42,989	$136,224	$248,466

[1] Operating lease obligations excludes $225 million of other operating expenses associated with operating leases.
[2] Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

[3] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements. See note 13 of the condensed consolidated financial statements for further discussion of these debt obligations.

4 On December 31, 2021, each holder of AOG Units (other than those held by the Company and Athene) sold a portion of their limited partnership interests to the Company in exchange for the AOG Unit Payment. See note 17 to the condensed consolidated financial statements for more information.

[5] The obligations for securities for repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the March 31, 2023 interest rate.

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
(iii)In connection with the Stone Tower acquisition, Apollo agreed to pay the former owners of Stone Tower a specified percentage of any future performance fees earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay the former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. These contingent consideration liabilities are remeasured to fair value at each reporting period until the obligations are satisfied. See note 18 to the condensed consolidated financial statements for further information regarding the contingent consideration liabilities.
(iv)Commitments from certain of our subsidiaries to contribute to the funds we manage and certain related parties.

Atlas Securitized Products Holdings LP

On February 8, 2023, the Company and CS undertook the first close of their previously announced transaction whereby certain subsidiaries of Atlas acquired certain assets of the CS Securitized Products Group (the “Transaction”). Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, $0.4 billion of which is deferred until February 8, 2026, and $2.9 billion of which is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of AAM, fourth of AHL and fifth of AARe. Each of AARe and AAM has issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. In exchange for the purchase price, Atlas expects to receive, by the Transaction’s final close, approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value (to the extent that the warehouse assets received by Atlas constitute less than $1 billion of tangible equity value, the amount of cash is expected to increase by an offsetting amount). These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. In addition, Atlas has received an investment management contract to manage certain unrelated assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of the liability related to the Company’s assurance letter is not material to the condensed consolidated financial statements.

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

Our retirement services business is exposed to market risk through its investment portfolio, its counterparty exposures, and its hedging and reinsurance activities. Athene’s primary market risk exposures are to credit risk, interest rate risk and equity price risk.

For a discussion of our market risk exposures in general, please see “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and is incorporated by reference into this report.

There have been no material changes to market risk exposures from those previously disclosed in the Company’s 2022 Annual Report other than those disclosed below.
Sensitivities

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of March 31, 2023, Athene estimates a net decrease to its point-in-time pre-tax income from changes in the fair value of these financial instruments of $570 million, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2022, Athene estimates a net decrease to its point-in-time pre-tax income from changes in the fair value of these financial instruments of $524 million, net of offsets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings would be an increase of approximately $45 – $55 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by a change in investment income from floating rate assets and liabilities calculated without regard to future changes to assumptions. Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes” in its reconciliation between net income (loss) available to AHL common shareholder and spread related earnings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to AGM common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income (loss) of an immediate, parallel increase in interest rates of 25 basis points from levels as of March 31, 2023, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

Athene assesses public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of March 31, 2023, Athene estimates a net decrease to its pre-tax income from changes in the fair value of these financial instruments of $408 million. As of December 31, 2022, Athene estimates that a decline in public equity market prices of 10% would cause a net decrease to its pre-tax income from changes in the fair value of these financial instruments of $312 million. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments in the estimated outcome as of March 31, 2023, when compared to December 31, 2022, is driven by equity market performance during the quarter, which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

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

As discussed in note 2, effective January 1, 2023, we adopted ASUs 2020-11, 2019-09 and 2018-12 (collectively, Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts). With this implementation, we updated our business processes and related control activities to consider new financial reporting requirements, including controls related to the update of assumptions and process used to determine the liabilities for future policy benefits, market risk benefits and amortization of deferred costs, as well as processes to produce new required disclosures.

Except for the changes noted above, no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

See a summary of the Company’s legal proceedings set forth in note 18 to our condensed consolidated financial statements, which is incorporated by reference herein.

ITEM 1A.    RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2022 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended March 31, 2023.

The risks described in our 2022 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

On February 16, 2023, the Company issued 79,364 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 5,598 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended March 31, 2023.

Period	Total number of shares of common stock purchased[1]	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[3]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
January 1, 2023 through January 31, 2023
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Total	—	$—	—	$1,727,344,512
February 1, 2023 through February 28, 2023
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	6,084,939		5,891,685
Total	6,084,939	$69.29	5,891,685	$1,319,101,282
March 1, 2023 through March 31, 2023
Opportunistic repurchases	2,435,233		2,435,233
Equity award-related repurchases[2]	669,767		669,767
Total	3,105,000	$68.12	3,105,000	$1,107,576,246
Total
Opportunistic repurchases	2,435,233		2,435,233
Equity award-related repurchases[2]	6,754,706		6,561,452
Total	9,189,939		8,996,685

[1] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the three months ended March 31, 2023, we repurchased 193,254 shares of common stock at an average price paid per share of $71.12 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards.

[2] Represents repurchases of shares of common stock in order to offset the dilutive impact of share issuances under the Equity Plan including reductions of shares of common stock that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations.

[3] Pursuant to a share repurchase program that was publicly announced on January 3, 2022, as amended on February 21, 2023, the Company is authorized to repurchase (i) up to an aggregate of $1.0 billion of shares of its common stock in order to opportunistically reduce its share count and (ii) up to an aggregate of $1.5 billion of shares of its common stock in order to offset the dilutive impact of share issuances under the its equity incentive plans, in each case with the timing and amount of repurchases to depend on a variety of factors including price, economic and market conditions as well as expected capital needs, evolution in Company’s capital structure, legal requirements and other factors. Under the share repurchase program, repurchases may be of outstanding shares of common stock occurring from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, as well as through reductions of shares that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended. The program may be suspended, extended, modified or discontinued at any time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

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

3.3	Amended and Restated Bylaws of Apollo Global Management, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K12B filed on January 3, 2022 (File No. 001-41197)).

4.1	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*†+10.1	Form of Apollo Carry Award.

*†+10.2	Accord+ Notional Bonus Plan.

*+10.3	Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors IV, L.P., dated March 27, 2023 and effective as of December 31, 2021.

*+10.4	Amended and Restated Exempted Limited Partnership Agreement of Apollo Infrastructure Opportunities Advisors II, L.P., dated February 10, 2022 and effective as of July 10, 2020.

*+10.5	Amended and Restated Exempted Limited Partnership Agreement of Apollo Hybrid Value Advisors II, L.P., dated March 31, 2022 and effective as of September 29, 2020.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
†	Certain information contained in this exhibit has been omitted because it is not material and is the type that the registrant treats as private or confidential.

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

Apollo Global Management, Inc.
(Registrant)

Date: May 9, 2023	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)