Form 10-Q
period 2023-06-30
Apollo Global Management, Inc.
filed 2023-08-07
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023 OR

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

As of August 2, 2023, there were 566,809,153 shares of the registrant’s common stock outstanding.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AADE	Athene Annuity & Life Assurance Company
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles

Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP 1 and ADIP 2
ADIP 1	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP 2	Apollo/Athene Dedicated Investment Program II, L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC, a non-traded business development company managed by Apollo
AFS	Available-for-sale
AFT	Apollo Senior Floating Rate Fund, Inc.
AIF	Apollo Tactical Income Fund, Inc.
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
APSG I	Apollo Strategic Growth Capital
APSG II	Apollo Strategic Growth Capital II
ARI	Apollo Commercial Real Estate Finance, Inc.

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned AOG units.
Consolidated RBC	The consolidated risk-based capital ratio of Athene’s non-U.S. reinsurance and U.S. insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to Athene's fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interest. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. Costs related to business that Athene has added through assumed reinsurance transactions are included and costs related to business that Athene has exited through ceded reinsurance transactions are excluded. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Credit Strategies	Apollo Credit Strategies Master Fund Ltd., together with its feeder funds
CS	Credit Suisse AG
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
DSI	Deferred sales inducement
EPF Funds	Apollo European Principal Finance Fund, L.P., Apollo European Principal Finance Fund II (Dollar A), L.P., Apollo European Principal Finance Fund III (Dollar A), L.P., and Apollo European Principal Finance Fund IV (Dollar A), L.P., together with their parallel funds and alternative investment vehicles
EPF III	Apollo European Principal Finance Fund III (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
EPF IV	Apollo European Principal Finance Fund IV (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FABR	Funding agreement backed repurchase agreement
FCI Funds	Financial Credit Investment I, L.P., Financial Credit Investment II, L.P., together with its feeder funds, Financial Credit Investment Fund III L.P., Financial Credit Investment IV, L.P., together with its feeder funds, and Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA, invests alongside Athene in certain investments
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2023 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on June 30, 2023 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
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

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022

MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap Financial	MidCap FinCo Designated Activity Company
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the condensed consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions) and include investments supporting assumed funds withheld and modco agreements in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interest.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the noncontrolling interest, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	Represent Athene's policyholder liability obligations net of reinsurance and used to analyze the costs of liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interest. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of June 30, 2023	As of December 31, 2022
Assets
Asset Management
Cash and cash equivalents	$1,469	$1,201
Restricted cash and cash equivalents	270	1,048
Investments	5,498	5,582
Assets of consolidated variable interest entities
Cash and cash equivalents	119	110
Investments	2,973	2,369
Other assets	20	30
Due from related parties	503	465
Goodwill	264	264
Other assets	2,432	2,333
	13,548	13,402
Retirement Services
Cash and cash equivalents	10,601	7,779
Restricted cash and cash equivalents	2,203	628
Investments	187,552	172,488
Investments in related parties	27,770	23,960
Assets of consolidated variable interest entities
Cash and cash equivalents	122	362
Investments	17,231	15,699
Other assets	116	112
Reinsurance recoverable	4,236	4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,166	4,466
Goodwill	4,065	4,058
Other assets	9,374	9,905
	268,436	243,815
Total Assets	$281,984	$257,217

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of June 30, 2023	As of December 31, 2022
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,286	$2,975
Due to related parties	892	998
Debt	2,812	2,814
Liabilities of consolidated variable interest entities
Notes payable	268	50
Other liabilities	1,493	1,899
	8,751	8,736
Retirement Services
Interest sensitive contract liabilities	184,359	173,616
Future policy benefits	50,284	42,110
Market risk benefits	3,195	2,970
Debt	3,642	3,658
Payables for collateral on derivatives and securities to repurchase	9,845	6,707
Other liabilities	3,392	3,213
Liabilities of consolidated variable interest entities
Other liabilities	1,189	809
	255,906	233,083
Total Liabilities	264,657	241,819
Commitments and Contingencies (note 18)
Redeemable non-controlling interests
Redeemable non-controlling interests	285	1,032
Equity
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 566,809,153 and 570,276,188 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	14,468	14,982
Retained earnings (accumulated deficit)	153	(1,007)
Accumulated other comprehensive income (loss)	(6,392)	(7,335)
Total Apollo Global Management, Inc. Stockholders’ Equity	8,229	6,640
Non-controlling interests	8,813	7,726
Total Equity	17,042	14,366
Total Liabilities, Redeemable non-controlling interests and Equity	$281,984	$257,217

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues
Asset Management
Management fees	$452	$375	$866	$711
Advisory and transaction fees, net	170	110	325	176
Investment income (loss)	138	(195)	590	506
Incentive fees	26	2	41	8
	786	292	1,822	1,401
Retirement Services
Premiums	9,041	5,614	9,137	7,724
Product charges	207	175	405	341
Net investment income	2,948	1,903	5,560	3,634
Investment related gains (losses)	366	(5,745)	1,431	(9,975)
Revenues of consolidated variable interest entities	347	55	628	34
Other revenues	7	(8)	20	(11)
	12,916	1,994	17,181	1,747
Total Revenues	13,702	2,286	19,003	3,148
Expenses
Asset Management
Compensation and benefits	516	309	1,186	1,043
Interest expense	31	31	62	63
General, administrative and other	226	157	423	305
	773	497	1,671	1,411
Retirement Services
Interest sensitive contract benefits	2,012	(653)	3,301	(752)
Future policy and other policy benefits	9,512	5,776	9,978	7,960
Market risk benefits remeasurement (gains) losses	(71)	(609)	275	(1,231)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	153	108	291	206
Policy and other operating expenses	452	334	889	643
	12,058	4,956	14,734	6,826
Total Expenses	12,831	5,453	16,405	8,237
Other income (loss) – Asset Management
Net gains (losses) from investment activities	20	146	18	180
Net gains (losses) from investment activities of consolidated variable interest entities	12	13	46	380
Other income (loss), net	48	21	80	(2)
Total Other income (loss)	80	180	144	558
Income (loss) before income tax (provision) benefit	951	(2,987)	2,742	(4,531)
Income tax (provision) benefit	(201)	381	(454)	866
Net income (loss)	750	(2,606)	2,288	(3,665)
Net (income) loss attributable to non-controlling interests	(151)	969	(679)	1,627
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$599	$(1,637)	$1,609	$(2,038)

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$1.00	$(2.82)	$2.67	$(3.52)
Net income (loss) attributable to common stockholders - Diluted	$1.00	$(2.82)	$2.67	$(3.52)
Weighted average shares outstanding – Basic	579.0	584.8	581.5	585.6
Weighted average shares outstanding – Diluted	579.0	584.8	581.5	585.6

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$750	$(2,606)	$2,288	$(3,665)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(711)	(7,554)	1,388	(14,252)
Unrealized gains (losses) on hedging instruments	(171)	81	(67)	(46)
Remeasurement gains (losses) on future policy benefits related to discount rate	813	2,897	11	6,459
Remeasurement gains (losses) on market risk benefits related to credit risk	(55)	179	34	576
Foreign currency translation and other adjustments	11	(110)	33	(119)
Other comprehensive income (loss), before tax	(113)	(4,507)	1,399	(7,382)
Income tax expense (benefit) related to other comprehensive income (loss)	11	(878)	301	(1,493)
Other comprehensive income (loss)	(124)	(3,629)	1,098	(5,889)
Comprehensive income (loss)	626	(6,235)	3,386	(9,554)
Comprehensive (income) loss attributable to non-controlling interests	(257)	1,217	(834)	1,820
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$369	$(5,018)	$2,552	$(7,734)

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and six months ended June 30, 2022
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at April 1, 2022	570	$—	$—	$15,762	$376	$(2,320)	$13,818	$8,271	$22,089
Consolidation/deconsolidation of VIEs	—	—	—	8	(7)	—	1	(2,534)	(2,533)
Issuance of common stock related to equity transactions	4	—	—	231	—	—	231	—	231
Accretion of redeemable non-controlling interests	—	—	—	(28)	—	—	(28)	—	(28)
Capital increase related to equity-based compensation	1	—	—	117	—	—	117	—	117
Capital contributions	—	—	—	—	—	—	—	665	665
Dividends/distributions	—	—	—	(470)	229	—	(241)	(310)	(551)
Payments related to issuances of common stock for equity-based awards	—	—	—	3	(21)	—	(18)	—	(18)
Repurchase of common stock	(4)	—	—	(211)	—	—	(211)	—	(211)
Net income (loss)	—	—	—	—	(1,637)	—	(1,637)	(969)	(2,606)
Other comprehensive income (loss)	—	—	—	—	—	(3,381)	(3,381)	(248)	(3,629)
Balance at June 30, 2022	571	$—	$—	$15,412	$(1,060)	$(5,701)	$8,651	$4,875	$13,526

Balance at January 1, 2022	249	$264	$290	$2,096	$1,144	$(5)	$3,789	$6,405	$10,194
Merger with Athene	166	—	—	13,050	—	—	13,050	4,942	17,992
Issuance of warrants	—	—	—	149	—	—	149	—	149
Reclassification of preferred stock to non-controlling interests	—	(264)	(290)	—	—	—	(554)	554	—
Consolidation/deconsolidation of VIEs	—	—	—	8	(7)	—	1	(5,382)	(5,381)
Issuance of common stock related to equity transactions	4	—	—	252	—	—	252	—	252
Accretion of redeemable non-controlling interests	—	—	—	(48)	—	—	(48)	—	(48)
Capital increase related to equity-based compensation	1	—	—	258	—	—	258	—	258
Capital contributions	—	—	—	—	—	—	—	3,677	3,677
Dividends/distributions	—	—	—	(482)	—	—	(482)	(910)	(1,392)
Payments related to issuances of common stock for equity-based awards	3	—	—	31	(159)	—	(128)	—	(128)
Repurchase of common stock	(8)	—	—	(437)	—	—	(437)	—	(437)
Exchange of AOG Units for common stock	156	—	—	535	—	—	535	(2,591)	(2,056)
Net income (loss)	—	—	—	—	(2,038)	—	(2,038)	(1,627)	(3,665)
Other comprehensive income (loss)	—	—	—	—	—	(5,696)	(5,696)	(193)	(5,889)
Balance at June 30, 2022	$571	$—	$—	$15,412	$(1,060)	$(5,701)	$8,651	$4,875	$13,526

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and six months ended June 30, 2023
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at April 1, 2023	567	$14,408	$(172)	$(6,162)	$8,074	$8,618	$16,692
Other changes in equity of non-controlling interests	—	—	—	—	—	(37)	(37)
Accretion of redeemable non-controlling interests	—	(5)	(1)	—	(6)	—	(6)
Capital increase related to equity-based compensation	—	123	—	—	123	—	123
Capital contributions	—	—	—	—	—	112	112
Dividends/distributions	—	2	(258)	—	(256)	(102)	(358)
Payments related to issuances of common stock for equity-based awards	1	8	(15)	—	(7)	—	(7)
Repurchase of common stock	(1)	(78)	—	—	(78)	—	(78)
Stock option exercises	—	10	—	—	10	—	10
Net income (loss)	—	—	599	—	599	116	715
Other comprehensive income (loss)	—	—	—	(230)	(230)	106	(124)
Balance at June 30, 2023	567	$14,468	$153	$(6,392)	$8,229	$8,813	$17,042

Balance at January 1, 2023	570	$14,982	$(1,007)	$(7,335)	$6,640	$7,726	$14,366
Other changes in equity of non-controlling interests	—	—	—	—	—	(155)	(155)
Accretion of redeemable non-controlling interests	—	(15)	(1)	—	(16)	—	(16)
Capital increase related to equity-based compensation	—	245	—	—	245	—	245
Capital contributions	—	—	—	—	—	729	729
Dividends/distributions	—	(239)	(258)	—	(497)	(286)	(783)
Payments related to issuances of common stock for equity-based awards	5	23	(190)	—	(167)	—	(167)
Repurchase of common stock	(8)	(538)	—	—	(538)	—	(538)
Stock option exercises	—	10	—	—	10	—	10
Net income (loss)	—	—	1,609	—	1,609	644	2,253
Other comprehensive income (loss)	—	—	—	943	943	155	1,098
Balance at June 30, 2023	567	$14,468	$153	$(6,392)	$8,229	$8,813	$17,042

(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In millions)	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$2,288	$(3,665)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Equity-based compensation	280	293
Net investment income	(639)	(797)
Net recognized (gains) losses on investments and derivatives	(1,483)	4,813
Depreciation and amortization	345	227
Net amortization of net investment premiums, discount and other	48	155
Policy acquisition costs deferred	(706)	(434)
Other non-cash amounts included in net income (loss), net	81	(30)
Changes in consolidation	(51)	(642)
Changes in operating assets and liabilities:
Purchases of investments by Funds and VIEs	(2,959)	(7,505)
Proceeds from sale of investments by Funds and VIEs	2,397	2,694
Interest sensitive contract liabilities	2,080	(1,724)
Future policy benefits, market risk benefits and reinsurance recoverable	3,827	3,000
Other assets and liabilities, net	(886)	3,595
Net cash provided by (used in) operating activities	$4,622	$(20)
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	$(2,313)	$(395)
Purchases of available-for-sale securities	(16,213)	(18,665)
Purchases of mortgage loans	(8,700)	(7,832)
Purchases of investment funds	(1,222)	(3,517)
Purchases of U.S. Treasury securities	(490)	(3,006)
Purchases of derivatives instruments and other investments	(3,551)	(1,334)
Sales, maturities and repayments of investments and distributions from equity method investments	14,666	23,511
Cash acquired through merger	—	10,420
Other investing activities, net	315	—
Net cash used in investing activities	$(17,508)	$(818)
Cash Flows from Financing Activities
Issuance of debt	$2,417	$3,751
Repayment of debt	(2,262)	(735)
Repurchase of common stock	(535)	(437)
Common stock dividends	(497)	(458)
Distributions paid to non-controlling interests	(271)	(947)
Contributions from non-controlling interests	725	4,086
Distributions to redeemable non-controlling interests	(798)	(776)
Deposits on investment-type policies and contracts	21,942	13,925
Withdrawals on investment-type policies and contracts	(6,804)	(4,074)
Net change in cash collateral posted for derivative transactions and securities to repurchase	3,138	(1,024)
Other financing activities, net	(518)	(31)
Net cash provided by financing activities	$16,537	$13,280
Effect of exchange rate changes on cash and cash equivalents	5	(20)

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In millions)	2023	2022
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	3,656	12,422
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	11,128	2,088
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$14,784	$14,510
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$134	$327
Cash paid for interest	345	314
Non-Cash Investing Activities
Asset Management and Other
Distributions from principal investments	1	5
Acquisition of goodwill and intangibles	—	335
Retirement Services
Investments received from settlements on reinsurance agreements	164	20
Investments received from pension group annuity premiums	4,776	2,510
Assets contributed to consolidated VIEs	—	7,845
Non-Cash Financing Activities
Asset Management and Other
Capital increases related to equity-based compensation	221	233
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements	57	719
Withdrawals on investment-type policies and contracts through reinsurance agreements	6,906	3,944
Supplemental Disclosure of Cash Flow Information of Consolidated VIEs
Cash Flows from Operating Activities
Purchases of investments - Asset Management	(2,958)	(7,505)
Proceeds from sale of investments - Asset Management	2,397	2,693
Cash Flows from Investing Activities
Purchases of investments - Retirement Services	(1,306)	(668)
Proceeds from sale of investments - Retirement Services	275	751
Purchase of U.S. Treasury Securities	—	(1,163)
Proceeds from maturities of U.S. Treasury Securities	—	1,980
Cash Flows from Financing Activities
Issuance of debt	2,417	3,751
Principal repayment of debt	(2,261)	(735)
Distributions paid to non-controlling interests	(47)	(908)
Contributions from non-controlling interests	726	2,785
Distributions to redeemable non-controlling interests	(798)	(776)

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In millions)	2023	2022
Changes in Consolidation
Investments, at fair value	(48)	(2,975)
Other assets	(1)	(102)
Debt, at fair value	—	3,933
Notes payable	—	(386)
Other liabilities	—	(276)
Non-controlling interest	5	448
Equity	95	—
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:

Cash and cash equivalents	$12,070	$12,718
Restricted cash and cash equivalents	2,473	1,446
Cash and cash equivalents held at consolidated variable interest entities	241	346
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$14,784	$14,510

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related footnotes. The Company’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, non-cash compensation, fair value of investments (including derivatives) and debt, impairment of investments and allowances for expected credit losses, and future policy benefit reserves. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on the best available information as of June 30, 2023. Actual results could differ materially from those estimates.

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

Restricted cash and cash equivalents also consists of money market funds and U.S. Treasury bills with original maturities of three months or less, that were purchased with funds raised through the respective IPOs of APSG II and Acropolis Infrastructure Acquisition Corp. (“Acropolis”), both SPACs sponsored by Apollo. The restricted cash and cash equivalents may

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the respective trust agreements.

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

Within asset management, reverse repurchase and repurchase agreements generally sit within consolidated VIEs and as such, those reverse repurchase and repurchase agreements are reflected as investments and other liabilities, respectively, within the consolidated VIE section of the statements of financial condition. Additionally, the income (loss) related to those reverse repurchase and repurchase agreements from consolidated VIEs are included in Net gains (losses) from investment activities of consolidated variable interest entities on the condensed consolidated statements of operations. Reverse repurchase agreements within asset management are generally accounted for by electing the fair value option. For retirement services, the receivable under the reverse repurchase agreement is recorded as investment for the principal amount loaned under the agreement and the payable under a repurchase agreement is recognized as payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition. Earnings from reverse repurchase agreements are included in net investment income for retirement services on the condensed consolidated statements of operations.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $170 million of revenue recognized during the six months ended June 30, 2023 that was previously deferred as of January 1, 2023.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

For assets and liabilities ceded under reinsurance agreements, Athene generally applies the same measurement guidance for Athene’s directly issued or assumed contracts. Ceded amounts are recorded within reinsurance recoverable on the condensed consolidated statements of financial condition. For reinsurance of in-force contracts that pass risk transfer, the issue year used for the purpose of measuring the reinsurance recoverable is dependent on the effective date of the reinsurance agreement, which may differ from the issue year for the direct or assumed contract. The issue year informs the locked-in discount rate used for the purposes of interest accretion. This may result in different discount rates used for the direct or assumed reserves and ceded reserves when reinsuring an in-force block of insurance contracts. For flow reinsurance of insurance contracts that pass risk transfer, the contracts have the same cash flow assumptions as the direct or assumed contracts when the terms are consistent between those respective contracts and the ceded reinsurance agreement. When Athene recognizes an immediate loss due to the present value of future benefits and expenses exceeding the present value of future gross premiums, a gain is recognized on the corresponding reinsurance recoverable to the extent it does not result in gain recognition at treaty inception. Likewise, where the direct or assumed reserve has been floored to zero, the corresponding reinsurance recoverable will be consistently set to zero. See “Future Policy Benefits” below for further information.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Interest Sensitive Contract Liabilities

Universal life-type policies and investment contracts include traditional deferred annuities, indexed annuities consisting of fixed indexed and index-linked variable annuities in the accumulation phase, funding agreements, immediate annuities without significant mortality risk (which include pension group annuities without life contingencies), universal life insurance, and other investment contracts inclusive of assumed endowments without significant mortality risk. Athene carries liabilities for traditional deferred annuities, indexed annuities, funding agreements and universal life insurance at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, “Global Atlantic”), which it carries at fair value. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. Certain of Athene’s universal life-type policies and investment contracts are offered with additional contract features that meet the definition of a market risk benefit. See “Market Risk Benefits” below for further information.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following represents the effects of LDTI adoption on the applicable financial statement lines of the Company’s consolidated statement of financial condition:

	December 31, 2022
(In millions)	Reported	Adoption	Adjusted
Assets
Retirement Services
Reinsurance recoverable	$4,367	$(9)	$4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,576	(1,110)	4,466
Other assets	10,902	(997)	9,905
Total Assets	$259,333	$(2,116)	$257,217

Liabilities and Equity
Liabilities
Retirement Services
Interest sensitive contract liabilities	$173,653	$(37)	$173,616
Future policy benefits	55,328	(13,218)	42,110
Market risk benefits	—	2,970	2,970
Total Liabilities	252,104	(10,285)	241,819
Equity
Retained earnings (accumulated deficit)	(2,259)	1,252	(1,007)
Accumulated other comprehensive income (loss)	(12,326)	4,991	(7,335)
Total Apollo Global Management, Inc. Stockholders’ Equity	397	6,243	6,640
Non-controlling interests	5,800	1,926	7,726
Total Equity	6,197	8,169	14,366
Total Liabilities, Redeemable non-controlling interests and Equity	$259,333	$(2,116)	$257,217

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the effects of LDTI adoption on the applicable financial statement lines of the Company’s condensed consolidated statements of operations:

	Three months ended March 31, 2022
(In millions, except per share data)	Reported	Adoption	Adjusted
Revenues
Retirement Services
Investment related gains (losses)	$(4,217)	$(13)	$(4,230)
Total Revenues	875	(13)	862
Expenses
Retirement Services
Interest sensitive contract benefits	(41)	(58)	(99)
Future policy and other policy benefits	2,085	99	2,184
Market risk benefits remeasurement (gains) losses	—	(622)	(622)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	125	(27)	98
Policy and other operating expenses	308	1	309
Total Expenses	3,391	(607)	2,784
Income (loss) before income tax (provision) benefit	(2,138)	594	(1,544)
Income tax (provision) benefit	608	(123)	485
Net income (loss)	(1,530)	471	(1,059)
Net (income) loss attributable to non-controlling interests	660	(2)	658
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$(870)	$469	$(401)

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic and Diluted	$(1.50)	$0.80	$(0.70)

	Six months ended June 30, 2022
(In millions, except per share data)	Reported	Adoption	Adjusted
Revenues
Retirement Services
Investment related gains (losses)	$(9,976)	$1	$(9,975)
Total Revenues	3,147	1	3,148
Expenses
Retirement Services
Interest sensitive contract benefits	(662)	(90)	(752)
Future policy and other policy benefits	7,694	266	7,960
Market risk benefits remeasurement (gains) losses	—	(1,231)	(1,231)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	250	(44)	206
Policy and other operating expenses	639	4	643
Total Expenses	9,332	(1,095)	8,237
Income (loss) before income tax (provision) benefit	(5,627)	1,096	(4,531)
Income tax (provision) benefit	1,095	(229)	866
Net income (loss)	(4,532)	867	(3,665)
Net (income) loss attributable to non-controlling interests	1,611	16	1,627
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$(2,921)	$883	$(2,038)

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic and Diluted	$(5.03)	$1.51	$(3.52)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2022
(In millions, except per share data)	Reported	Adoption	Adjusted
Revenues
Retirement Services
Investment related gains (losses)	$(12,823)	$1	$(12,822)
Total Revenues	6,126	1	6,127
Expenses
Retirement Services
Interest sensitive contract benefits	(573)	(8)	(581)
Future policy and other policy benefits	10,988	242	11,230
Market risk benefits remeasurement (gains) losses	—	(1,689)	(1,689)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	375	(57)	318
Policy and other operating expenses	982	3	985
Total Expenses	13,767	(1,509)	12,258
Income (loss) before income tax (provision) benefit	(6,986)	1,510	(5,476)
Income tax (provision) benefit	1,280	(318)	962
Net income (loss)	(5,706)	1,192	(4,514)
Net (income) loss attributable to non-controlling interests	1,909	4	1,913
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$(3,797)	$1,196	$(2,601)

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic and Diluted	$(6.55)	$2.04	$(4.51)

	Year ended December 31, 2022
(In millions, except per share data)	Reported	Adoption	Adjusted
Total Revenues	$10,968	$—	$10,968
Expenses
Retirement Services
Interest sensitive contract benefits	541	(3)	538
Future policy and other policy benefits	12,310	155	12,465
Market risk benefits remeasurement (gains) losses	—	(1,657)	(1,657)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	509	(65)	444
Policy and other operating expenses	1,371	1	1,372
Total Expenses	17,480	(1,569)	15,911
Income (loss) before income tax (provision) benefit	(5,815)	1,569	(4,246)
Income tax (provision) benefit	1,069	(330)	739
Net income (loss)	(4,746)	1,239	(3,507)
Net (income) loss attributable to non-controlling interests	1,533	13	1,546
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$(3,213)	$1,252	$(1,961)

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic and Diluted	$(5.57)	$2.14	$(3.43)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the effects of LDTI adoption on the applicable financial statement lines of the Company’s condensed consolidated statements of comprehensive income (loss):

	Three months ended March 31, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(1,530)	$471	$(1,059)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(6,431)	(267)	(6,698)
Remeasurement gains (losses) on future policy benefits related to discount rate	—	3,562	3,562
Remeasurement gains (losses) on market risk benefits related to credit risk	—	397	397
Foreign currency translation and other adjustments	(2)	(7)	(9)
Other comprehensive income (loss), before tax	(6,560)	3,685	(2,875)
Income tax expense (benefit) related to other comprehensive income (loss)	(1,170)	555	(615)
Other comprehensive income (loss)	(5,390)	3,130	(2,260)
Comprehensive income (loss)	(6,920)	3,601	(3,319)
Comprehensive (income) loss attributable to non-controlling interests	1,379	(776)	603
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$(5,541)	$2,825	$(2,716)

	Six months ended June 30, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(4,532)	$867	$(3,665)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(13,705)	(547)	(14,252)
Remeasurement gains (losses) on future policy benefits related to discount rate	—	6,459	6,459
Remeasurement gains (losses) on market risk benefits related to credit risk	—	576	576
Foreign currency translation and other adjustments	(92)	(27)	(119)
Other comprehensive income (loss), before tax	(13,843)	6,461	(7,382)
Income tax expense (benefit) related to other comprehensive income (loss)	(2,453)	960	(1,493)
Other comprehensive income (loss)	(11,390)	5,501	(5,889)
Comprehensive income (loss)	(15,922)	6,368	(9,554)
Comprehensive (income) loss attributable to non-controlling interests	3,216	(1,396)	1,820
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$(12,706)	$4,972	$(7,734)

	Nine months ended September 30, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(5,706)	$1,192	$(4,514)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(19,404)	(764)	(20,168)
Remeasurement gains (losses) on future policy benefits related to discount rate	—	8,833	8,833
Remeasurement gains (losses) on market risk benefits related to credit risk	—	524	524
Foreign currency translation and other adjustments	(81)	(59)	(140)
Other comprehensive income (loss), before tax	(19,611)	8,534	(11,077)
Income tax expense (benefit) related to other comprehensive income (loss)	(3,444)	1,224	(2,220)
Other comprehensive income (loss)	(16,167)	7,310	(8,857)
Comprehensive income (loss)	(21,873)	8,502	(13,371)
Comprehensive (income) loss attributable to non-controlling interests	4,323	(2,024)	2,299
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$(17,550)	$6,478	$(11,072)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Year ended December 31, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(4,746)	$1,239	$(3,507)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(17,459)	(699)	(18,158)
Remeasurement gains (losses) on future policy benefits related to discount rate	—	8,425	8,425
Remeasurement gains (losses) on market risk benefits related to credit risk	—	366	366
Foreign currency translation and other adjustments	(46)	(12)	(58)
Other comprehensive income (loss), before tax	(17,501)	8,080	(9,421)
Income tax expense (benefit) related to other comprehensive income (loss)	(3,083)	1,150	(1,933)
Other comprehensive income (loss)	(14,418)	6,930	(7,488)
Comprehensive income (loss)	(19,164)	8,169	(10,995)
Comprehensive (income) loss attributable to non-controlling interests	3,630	(1,926)	1,704
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$(15,534)	$6,243	$(9,291)

The Company made corresponding adjustments to the condensed consolidated statements of equity for the relevant periods to reflect the changes to net income (loss) and comprehensive income (loss), as presented above.

The following represents the effects of LDTI adoption on the applicable financial statement lines of the Company’s condensed consolidated statements of cash flows:

	Three months ended March 31, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(1,530)	$471	$(1,059)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net recognized (gains) losses on investments and derivatives	1,659	12	1,671
Depreciation and amortization	133	(27)	106
Changes in operating assets and liabilities:
Interest sensitive contract liabilities	(480)	(68)	(548)
Future policy benefits, market risk benefits and reinsurance recoverable	(266)	(510)	(776)
Other assets and liabilities, net	2,067	122	2,189
Net cash used in operating activities	(3,993)	—	(3,993)
Net cash provided by investing activities	3,103	—	3,103
Net cash provided by financing activities	11,240	—	11,240
Effect of exchange rate changes on cash and cash equivalents	(4)	—	(4)
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	10,346	—	10,346
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, Beginning of Period	2,088	—	2,088
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, End of Period	$12,434	$—	$12,434

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(4,532)	$867	$(3,665)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	271	(44)	227
Changes in operating assets and liabilities:
Interest sensitive contract liabilities	(1,604)	(120)	(1,724)
Future policy benefits, market risk benefits and reinsurance recoverable	3,933	(933)	3,000
Other assets and liabilities, net	3,365	230	3,595
Net cash used in operating activities	(20)	—	(20)
Net cash used in investing activities	(818)	—	(818)
Net cash provided by financing activities	13,280	—	13,280
Effect of exchange rate changes on cash and cash equivalents	(20)	—	(20)
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	12,422	—	12,422
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, Beginning of Period	2,088	—	2,088
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, End of Period	$14,510	$—	$14,510

	Nine months ended September 30, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(5,706)	$1,192	$(4,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net recognized (gains) losses on investments and derivatives	5,856	(1)	5,855
Depreciation and amortization	433	(57)	376
Changes in operating assets and liabilities:
Interest sensitive contract liabilities	(2,002)	(50)	(2,052)
Future policy benefits, market risk benefits and reinsurance recoverable	5,240	(1,403)	3,837
Other assets and liabilities, net	4,909	319	5,228
Net cash provided by operating activities	2,324	—	2,324
Net cash used in investing activities	(12,171)	—	(12,171)
Net cash provided by financing activities	21,013	—	21,013
Effect of exchange rate changes on cash and cash equivalents	(18)	—	(18)
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	11,148	—	11,148
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, Beginning of Period	2,088	—	2,088
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, End of Period	$13,236	$—	$13,236

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Year ended December 31, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(4,746)	$1,239	$(3,507)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	594	(65)	529
Changes in operating assets and liabilities:
Interest sensitive contract liabilities	(1,269)	(68)	(1,337)
Future policy benefits, market risk benefits and reinsurance recoverable	5,339	(1,438)	3,901
Other assets and liabilities	3,049	332	3,381
Net cash provided by operating activities	3,789	—	3,789
Net cash used in investing activities	(23,444)	—	(23,444)
Net cash provided by financing activities	28,710	—	28,710
Effect of exchange rate changes on cash and cash equivalents	(15)	—	(15)
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	9,040	—	9,040
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, Beginning of Period	2,088	—	2,088
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, End of Period	$11,128	$—	$11,128

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

As of the Merger Date, Athene's financial results are reflected in these condensed consolidated financial statements. Athene's revenues of $1,994 million and $1,747 million and net income (loss) of $(2,746) million and $(3,588) million are included in the condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively.

5. Investments

The following table outlines the Company’s investments:

(In millions)	June 30, 2023	December 31, 2022
Asset Management
Investments, at fair value	$1,402	$1,320
Equity method investments	1,043	979
Performance allocations	2,805	2,574
U.S. Treasury securities, at fair value	248	709
Total Investments – Asset Management	5,498	5,582
Retirement Services
AFS securities, at fair value	$128,559	$112,225
Trading securities, at fair value	2,495	2,473
Equity securities	1,609	1,766
Mortgage loans, at fair value	35,964	28,756
Investment funds	1,759	1,648
Policy loans	336	347
Funds withheld at interest	36,861	42,688
Derivative assets	5,114	3,309
Short-term investments	1,541	2,160
Other investments	1,084	1,076
Total Investments, including related parties – Retirement Services	215,322	196,448
Total Investments	$220,820	$202,030

Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Realized gains (losses) on sales of investments, net	$(6)	$(4)	$(1)	$(6)
Net change in unrealized gains (losses) due to changes in fair value	26	150	19	186
Net gains (losses) from investment activities	$20	$146	$18	$180

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Performance Allocations

Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2023	$2,574
Change in fair value of funds	583
Fund distributions to the Company	(352)
Performance allocations, June 30, 2023	$2,805

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

Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	June 30, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$5,564	$—	$3	$(746)	$4,821
U.S. state, municipal and political subdivisions	1,301	—	—	(247)	1,054
Foreign governments	1,285	(27)	9	(259)	1,008
Corporate	80,329	(73)	130	(12,976)	67,410
CLO	19,320	(3)	174	(970)	18,521
ABS	12,169	(35)	17	(801)	11,350
CMBS	5,064	(6)	11	(569)	4,500
RMBS	7,210	(377)	185	(530)	6,488
Total AFS securities	132,242	(521)	529	(17,098)	115,152
AFS securities – related parties
Corporate	1,401	—	—	(58)	1,343
CLO	3,980	—	21	(195)	3,806
ABS	8,588	(1)	17	(346)	8,258
Total AFS securities – related parties	13,969	(1)	38	(599)	13,407
Total AFS securities, including related parties	$146,211	$(522)	$567	$(17,697)	$128,559

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$3,333	$—	$—	$(756)	$2,577
U.S. state, municipal and political subdivisions	1,218	—	—	(291)	927
Foreign governments	1,207	(27)	3	(276)	907
Corporate	74,644	(61)	92	(13,774)	60,901
CLO	17,722	(7)	115	(1,337)	16,493
ABS	11,447	(29)	15	(906)	10,527
CMBS	4,636	(5)	6	(479)	4,158
RMBS	6,775	(329)	64	(596)	5,914
Total AFS securities	120,982	(458)	295	(18,415)	102,404
AFS securities – related parties
Corporate	1,028	—	1	(47)	982
CLO	3,346	(1)	10	(276)	3,079
ABS	6,066	—	3	(309)	5,760
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821
Total AFS securities, including related parties	$131,422	$(459)	$309	$(19,047)	$112,225

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	June 30, 2023
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,701	$1,662
Due after one year through five years	15,322	14,243
Due after five years through ten years	22,000	18,953
Due after ten years	49,456	39,435
CLO, ABS, CMBS and RMBS	43,763	40,859
Total AFS securities	132,242	115,152
AFS securities – related parties
Due after one year through five years	889	864
Due after five years through ten years	131	128
Due after ten years	381	351
CLO and ABS	12,568	12,064
Total AFS securities – related parties	13,969	13,407
Total AFS securities, including related parties	$146,211	$128,559

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	June 30, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,092	$(51)	$2,365	$(695)	$4,457	$(746)
U.S. state, municipal and political subdivisions	116	(4)	898	(243)	1,014	(247)
Foreign governments	137	(2)	829	(256)	966	(258)
Corporate	14,711	(729)	47,967	(12,225)	62,678	(12,954)
CLO	1,150	(18)	12,364	(910)	13,514	(928)
ABS	4,147	(131)	4,363	(573)	8,510	(704)
CMBS	819	(24)	1,670	(443)	2,489	(467)
RMBS	754	(22)	1,798	(263)	2,552	(285)
Total AFS securities	23,926	(981)	72,254	(15,608)	96,180	(16,589)
AFS securities – related parties
Corporate	732	(25)	361	(32)	1,093	(57)
CLO	479	(27)	2,310	(167)	2,789	(194)
ABS	3,840	(159)	2,059	(176)	5,899	(335)
Total AFS securities – related parties	5,051	(211)	4,730	(375)	9,781	(586)
Total AFS securities, including related parties	$28,977	$(1,192)	$76,984	$(15,983)	$105,961	$(17,175)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,539	$(756)	$—	$—	$2,539	$(756)
U.S. state, municipal and political subdivisions	911	(291)	—	—	911	(291)
Foreign governments	891	(275)	—	—	891	(275)
Corporate	58,256	(13,773)	—	—	58,256	(13,773)
CLO	13,486	(1,277)	—	—	13,486	(1,277)
ABS	8,119	(801)	—	—	8,119	(801)
CMBS	2,650	(427)	—	—	2,650	(427)
RMBS	2,621	(365)	—	—	2,621	(365)
Total AFS securities	89,473	(17,965)	—	—	89,473	(17,965)
AFS securities – related parties
Corporate	619	(47)	—	—	619	(47)
CLO	2,752	(273)	—	—	2,752	(273)
ABS	5,487	(308)	—	—	5,487	(308)
Total AFS securities – related parties	8,858	(628)	—	—	8,858	(628)
Total AFS securities, including related parties	$98,331	$(18,593)	$—	$—	$98,331	$(18,593)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	June 30, 2023
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	9,345	7,580
AFS securities – related parties	190	113

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. Athene did not recognize the unrealized losses in income, unless as required for hedge accounting, as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended June 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	79	—	—	—	(6)	73
CLO	4	—	—	—	(1)	3
ABS	31	1	—	—	3	35
CMBS	5	2	—	—	(1)	6
RMBS	356	8	11	(4)	6	377
Total AFS securities	502	11	11	(4)	1	521
AFS securities – related parties
CLO	1	—	—	—	(1)	—
ABS	—	1	—	—	—	1
Total AFS securities – related parties	1	1	—	—	(1)	1
Total AFS securities including related parties	$503	$12	$11	$(4)	$—	$522

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2022
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$66	$—	$—	$—	$(5)	$61
Corporate	55	6	—	—	9	70
CLO	18	4	—	—	85	107
ABS	11	4	—	—	(1)	14
CMBS	6	8	—	—	(5)	9
RMBS	312	20	1	(9)	24	348
Total AFS securities	468	42	1	(9)	107	609
AFS securities – related parties
CLO	3	—	—	—	16	19
ABS	17	1	—	—	(17)	1
Total AFS securities – related parties	20	1	—	—	(1)	20
Total AFS securities including related parties	$488	$43	$1	$(9)	$106	$629

	Six months ended June 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	61	21	—	(6)	(3)	73
CLO	7	1	—	—	(5)	3
ABS	29	1	—	—	5	35
CMBS	5	3	—	—	(2)	6
RMBS	329	11	39	(8)	6	377
Total AFS securities	458	37	39	(14)	1	521
AFS securities – related parties
CLO	1	—	—	—	(1)	—
ABS	—	1	—	—	—	1
Total AFS securities – related parties	1	1	—	—	(1)	1
Total AFS securities including related parties	$459	$38	$39	$(14)	$—	$522

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2022
		Additions		Reductions
(In millions)	Beginning balance[1]	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$—	$66	$—	$—	$(5)	61
Corporate	—	61	—	—	9	70
CLO	—	22	—	—	85	107
ABS	5	9	—	—	—	14
CMBS	—	14	—	—	(5)	9
RMBS	306	29	1	(17)	29	348
Total AFS securities	311	201	1	(17)	113	609
AFS securities – related parties
CLO	—	3	—	—	16	19
ABS	—	18	—	—	(17)	1
Total AFS securities – related parties	—	21	—	—	(1)	20
Total AFS securities, including related parties	$311	$222	$1	$(17)	$112	$629

[1] Beginning balance reflects allowances established at the time of the Mergers under purchase accounting for PCD investments.

Net Investment Income

Net investment income by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
AFS securities	$1,649	$930	$3,118	$1,785
Trading securities	44	48	86	92
Equity securities	25	9	40	24
Mortgage loans	543	297	990	534
Investment funds	27	104	61	315
Funds withheld at interest	453	476	882	813
Other	219	48	407	90
Investment revenue	2,960	1,912	5,584	3,653
Investment expenses	(12)	(9)	(24)	(19)
Net investment income	$2,948	$1,903	$5,560	$3,634

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
AFS securities[1]
Gross realized gains on investment activity	$141	$217	$324	$320
Gross realized losses on investment activity	(112)	(832)	(216)	(1,242)
Net realized investment gains (losses) on AFS securities	29	(615)	108	(922)
Net recognized investment gains (losses) on trading securities	(32)	(157)	32	(378)
Net recognized investment losses on equity securities	(13)	(271)	(31)	(251)
Net recognized investment gains (losses) on mortgage loans	(204)	(1,099)	73	(1,895)
Derivative gains (losses)	421	(3,932)	1,414	(6,973)
Provision for credit losses	(111)	(172)	(177)	(364)
Other gains	276	501	12	808
Investment related gains (losses)	$366	$(5,745)	$1,431	$(9,975)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $2,054 million and $1,614 million for the three months ended June 30, 2023 and 2022, respectively, and $3,194 million and $5,785 million for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Trading securities	$(23)	$(160)	$40	$(349)
Trading securities – related parties	(4)	(1)	(1)	(5)
Equity securities	(7)	(255)	3	(238)
Equity securities – related parties	4	(8)	(7)	(13)

Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition:

(In millions)	June 30, 2023	December 31, 2022
Less than 30 days	2,071	608
30-90 days	1,324	1,268
1 year and greater	2,866	2,867
Payables for repurchase agreements	$6,261	$4,743

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the securities pledged as collateral for repurchase agreements:

	June 30, 2023		December 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$2,307	$1,792	$2,559	$1,941
Foreign governments	141	103	146	107
Corporate	3,923	3,197	1,940	1,605
CLO	267	260	273	261
ABS	1,216	1,076	1,243	1,082
Total securities pledged under repurchase agreements	$7,854	$6,428	$6,161	$4,996

Reverse Repurchase Agreements

As of June 30, 2023 and December 31, 2022, amounts loaned under reverse repurchase agreements were $891 million and $1,640 million, respectively, and the fair value of the collateral, comprised primarily of commercial and residential mortgage loans, was $1,375 million and $1,753 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans includes both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 8 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	June 30, 2023	December 31, 2022
Commercial mortgage loans	$23,891	$21,061
Commercial mortgage loans under development	966	790
Total commercial mortgage loans	24,857	21,851
Mark to fair value	(1,986)	(1,743)
Commercial mortgage loans	22,871	20,108
Residential mortgage loans	16,265	11,802
Mark to fair value	(1,059)	(1,099)
Residential mortgage loans	15,206	10,703
Mortgage loans	$38,077	$30,811

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Office building	$4,426	19.4%	$4,651	23.1%
Retail	1,666	7.3%	1,454	7.2%
Apartment	8,217	35.9%	6,692	33.3%
Hotels	2,138	9.3%	1,855	9.2%
Industrial	2,609	11.4%	2,047	10.2%
Other commercial	3,815	16.7%	3,409	17.0%
Total commercial mortgage loans	$22,871	100.0%	$20,108	100.0%

U.S. Region
East North Central	$1,471	6.4%	$1,437	7.1%
East South Central	429	1.9%	413	2.1%
Middle Atlantic	5,960	26.1%	5,183	25.8%
Mountain	987	4.3%	898	4.5%
New England	1,123	4.9%	1,076	5.4%
Pacific	4,231	18.5%	3,781	18.8%
South Atlantic	3,802	16.6%	2,756	13.7%
West North Central	203	0.9%	231	1.1%
West South Central	1,034	4.5%	1,085	5.4%
Total U.S. Region	19,240	84.1%	16,860	83.9%
International Region
United Kingdom	2,167	9.5%	1,898	9.4%
Other international[1]	1,464	6.4%	1,350	6.7%
Total International Region	3,631	15.9%	3,248	16.1%
Total commercial mortgage loans	$22,871	100.0%	$20,108	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	June 30, 2023	December 31, 2022
U.S. States
California	28.6%	28.9%
Florida	10.7%	9.7%
New York	6.4%	5.6%
New Jersey	5.3%	5.3%
Texas	5.1%	4.3%
Arizona	4.5%	5.1%
Other[1]	28.8%	27.4%
Total U.S. residential mortgage loan percentage	89.4%	86.3%
International
United Kingdom	4.4%	5.4%
Other[2]	6.2%	8.3%
Total international residential mortgage loan percentage	10.6%	13.7%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity funds	$89	72.4%	$46	58.2%
Hybrid funds	24	19.5%	32	40.5%
Other	10	8.1%	1	1.3%
Total investment funds	123	100.0%	79	100.0%
Investment funds – related parties
Strategic origination platforms	43	2.6%	34	2.2%
Strategic insurance platforms	1,315	80.4%	1,259	80.2%
Apollo and other fund investments
Equity funds	252	15.4%	246	15.7%
Yield funds	6	0.4%	5	0.3%
Other	20	1.2%	25	1.6%
Total investment funds – related parties	1,636	100.0%	1,569	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	5,094	36.3%	4,829	38.7%
Strategic insurance platforms	513	3.7%	529	4.2%
Apollo and other fund investments
Equity funds	2,784	19.9%	2,640	21.2%
Hybrid funds	3,582	25.6%	3,112	24.9%
Yield funds	1,374	9.8%	1,044	8.4%
Other	659	4.7%	326	2.6%
Total investment funds – consolidated VIEs	14,006	100.0%	12,480	100.0%
Total investment funds, including related parties and consolidated VIEs	$15,765		$14,128

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	June 30, 2023
AT&T Inc.	$1,509
PK AirFinance[1]	1,445
Wheels Donlen[1]	1,437
MFI Investments	1,362
Athora[1]	1,308
Atlas[1]	1,004
AP Tundra	877
Atlas[1] – reverse repurchase agreement	861
SoftBank Vision Fund II	857
—
(In millions)	December 31, 2022
Wheels Donlen[1]	$1,288
Athora[1]	1,232
PK AirFinance[1]	999
AP Tundra	896
MFI Investments	878
SoftBank Vision Fund II	789
MidCap[1]	788
Cayman Universe	756
Concord Music CL A2	684
Redding Ridge	683
AOP Finance	671

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

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	7,460	$659	$189	6,677	$747	$154
Forwards	6,432	331	80	6,283	406	52
Interest rate swaps	4,468	—	719	4,468	—	803
Forwards on net investments	227	2	—	216	2	—
Interest rate swaps	10,031	25	168	9,332	9	150
Total derivatives designated as hedges		1,017	1,156		1,164	1,159
Derivatives not designated as hedges
Equity options	69,779	3,326	97	65,089	1,374	114
Futures	35	87	—	18	33	—
Foreign currency swaps	3,981	290	109	3,563	251	112
Interest rate swaps	1,013	90	—	488	74	—
Other swaps	231	5	1	89	—	4
Foreign currency forwards	19,833	299	390	16,376	413	257
Embedded derivatives
Funds withheld, including related parties		(5,653)	(28)		(6,272)	(77)
Interest sensitive contract liabilities		—	8,198		—	5,841
Total derivatives not designated as hedges		(1,556)	8,767		(4,127)	6,251
Total derivatives		$(539)	$9,923		$(2,963)	$7,410

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. During the three months ended June 30, 2023 and 2022, Athene recognized losses of $53 million and $0 million, respectively, in OCI associated with these hedges. During the six months ended June 30, 2023 and 2022, Athene recognized losses of $126 million and $0 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, no amounts are expected to be reclassified to income within the next 12 months.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	June 30, 2023		December 31, 2022
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$5,500	$(73)	$5,259	$(217)
Foreign currency swaps	5,472	(240)	4,797	(398)
Interest sensitive contract liabilities
Foreign currency swaps	1,176	57	1,081	88
Foreign currency interest rate swaps	3,811	552	4,348	632
Interest rate swaps	6,781	323	6,577	323

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended June 30, 2023
Investment related gains (losses)
Foreign currency forwards	$(35)	$37	$2	$(42)	$3
Foreign currency swaps	(43)	45	2	—	—
Foreign currency interest rate swaps	7	(10)	(3)	—	—
Interest rate swaps	(120)	120	—	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	13	(15)	(2)	—	—

Three months ended June 30, 2022
Investment related gains (losses)
Foreign currency forwards	$201	$(232)	$(31)	$16	$—
Foreign currency swaps	242	(252)	(10)	—	—
Foreign currency interest rate swaps	(335)	298	(37)	—	—
Interest rate swaps	(5)	18	13	—	—
Interest sensitive contract benefits
Foreign currency swaps	—	—	—	—	—
Foreign currency interest rate swaps	15	(14)	1	—	—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Six months ended June 30, 2023
Investment related gains (losses)
Foreign currency forwards	$(105)	$110	$5	$45	$7
Foreign currency swaps	(102)	109	7	—	—
Foreign currency interest rate swaps	85	(80)	5	—	—
Interest rate swaps	(18)	16	(2)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	28	(30)	(2)	—	—
Six months ended June 30, 2022
Investment related gains (losses)
Foreign currency forwards	$328	$(358)	$(30)	$30	$1
Foreign currency swaps	333	(347)	(14)	—	—
Foreign currency interest rate swaps	(494)	495	1	—	—
Interest rate swaps	(77)	93	16	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	25	(23)	2	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Foreign currency forwards	$(61)	$16	$2	$(57)
Foreign currency swaps	(57)	65	57	9

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended June 30, 2023 and 2022, these derivatives had losses of $4 million and gains of $23 million, respectively. During the six months ended June 30, 2023 and 2022, these derivatives had losses of $8 million and gains of $25 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2023 and December 31, 2022, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $22 million and $30 million, respectively. During the three and six months ended June 30, 2023 and 2022, there were no amounts deemed ineffective.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Equity options	$991	$(1,571)	$1,341	$(2,279)
Futures	61	(86)	95	(119)
Swaps	29	(74)	62	(11)
Foreign currency forwards	(168)	362	(337)	517
Embedded derivatives on funds withheld	(262)	(2,682)	341	(5,202)
Amounts recognized in investment related gains (losses)	651	(4,051)	1,502	(7,094)
Embedded derivatives in indexed annuity products[1]	(1,055)	1,519	(1,528)	2,553
Total gains (losses) on derivatives not designated as hedges	$(404)	$(2,532)	$(26)	$(4,541)

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

The estimated fair value of net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2023
Derivative assets	$5,114	$(1,584)	$(3,584)	$(54)	$—	$(54)
Derivative liabilities	(1,753)	1,584	644	475	—	475

December 31, 2022
Derivative assets	$3,309	$(1,477)	$(1,952)	$(120)	$—	$(120)
Derivative liabilities	(1,646)	1,477	478	309	—	309

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of June 30, 2023 and December 31, 2022, amounts not subject to master netting or similar agreements were immaterial.

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

Consolidated VIEs

Consolidated VIEs include consolidated SPACs as well as certain CLOs and funds managed by the Company. See note 17 for further details regarding Apollo’s consolidated SPACs.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023[1]	2022[1]	2023[1]	2022[1]
Net gains (losses) from investment activities	$(6)	$(127)	$24	$10
Net gains (losses) from debt	—	113	—	144
Interest and other income	41	61	74	269
Interest and other expenses	(23)	(34)	(52)	(43)
Net gains (losses) from investment activities of consolidated variable interest entities	$12	$13	$46	$380

[1] Amounts reflect consolidation eliminations.

Senior Secured Notes, Subordinated Notes and Subscription Lines

Included within notes payable and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	June 30, 2023			December 31, 2022
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Senior secured notes[1]	$244	6.00%	25	$—	N/A	N/A
Subordinated notes[1]	4	12.00%	25	—	N/A	N/A
Subscription lines[1]	$1,510	7.46%	0.07	$686	6.22%	0.08
Total – Asset Management	$1,758			$686

[1] The notes and subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of June 30, 2023, the Company was not aware of any instances of non-compliance with any of these covenants.

Repurchase Agreements

The following table summarizes the maturities of repurchase agreements:

Remaining Contractual Maturity	June 30, 2023	December 31, 2022
91 days to 364 days	$—	$1,254
Total payables for repurchase agreements(1)	$—	$1,254

(1) Included in other liabilities of consolidated variable interest entities on the condensed consolidated statements of financial condition.

The following table summarizes the gross carrying value of repurchase agreements by class of collateral pledged:

(In millions)	June 30, 2023	December 31, 2022
Loans backed by residential real estate	$—	$770
Loans backed by commercial real estate	—	484
Total	$—	$1,254

Note: These repurchase agreements are carried at cost which approximates fair value and is classified as Level 2 of the fair value hierarchy.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reverse Repurchase Agreements

As of June 30, 2023 and December 31, 2022, fair value of collateral received under reverse repurchase agreements was $422 million and $1,522 million, respectively, and fair value of collateral rehypothecated was $0 million and $1,522 million, respectively.

Revenues of Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Trading securities	$25	$2	$48	$2
Mortgage loans	30	25	54	45
Investment funds	—	(7)	35	(6)
Other	(1)	13	(1)	13
Net investment income	54	33	136	54

Net recognized investment gains (losses) on trading securities	(5)	—	1	—
Net recognized investment losses on mortgage loans	(29)	(47)	(20)	(159)
Net recognized investment gains on investment funds	315	48	539	118
Other gains (losses)	12	21	(28)	21
Investment related gains (losses)	293	22	492	(20)
Revenues of consolidated variable interest entities	$347	$55	$628	$34

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	June 30, 2023	[2]	December 31, 2022	[2]
Maximum Loss Exposure[1]	$330		$343

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2023		December 31, 2022
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$123	$562	$79	$340
Investment in related parties – investment funds	1,636	2,374	1,569	2,253
Assets of consolidated VIEs – investment funds	14,006	20,696	12,480	20,278
Investment in fixed maturity securities	41,220	44,604	37,454	40,992
Investment in related parties – fixed maturity securities	12,931	16,136	9,717	10,290
Investment in related parties – equity securities	313	313	279	279
Total non-consolidated investments	$70,229	$84,685	$61,578	$74,432

8. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	June 30, 2023
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$1,469	$—	$—		$—	$1,469
Restricted cash and cash equivalents[1]	270	—	—		—	270
Cash and cash equivalents of VIEs	119	—	—		—	119
U.S. Treasury securities	248	—	—		—	248
Investments, at fair value	213	38	1,147	[2]	4	1,402
Investments of VIEs	—	231	2,608		133	2,972
Due from related parties[3]	—	—	34		—	34
Derivative assets[4]	—	12	18		—	30
Total Assets – Asset Management	2,319	281	3,807		137	6,544

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2023
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Retirement Services
AFS Securities
U.S. government and agencies	4,814	7	—	—	4,821
U.S. state, municipal and political subdivisions	—	1,054	—	—	1,054
Foreign governments	—	960	48	—	1,008
Corporate	10	64,940	2,460	—	67,410
CLO	—	18,521	—	—	18,521
ABS	—	6,045	5,305	—	11,350
CMBS	—	4,488	12	—	4,500
RMBS	—	6,482	6	—	6,488
Total AFS securities	4,824	102,497	7,831	—	115,152
Trading securities	24	1,566	38	—	1,628
Equity securities	194	635	67	—	896
Mortgage loans	—	—	34,668	—	34,668
Funds withheld at interest – embedded derivative	—	—	(4,356)	—	(4,356)
Derivative assets	111	5,003	—	—	5,114
Short-term investments	—	620	30	—	650
Other investments	—	210	337	—	547
Cash and cash equivalents	10,601	—	—	—	10,601
Restricted cash and cash equivalents	2,203	—	—	—	2,203
Investments in related parties
AFS securities
Corporate	—	172	1,171	—	1,343
CLO	—	3,311	495	—	3,806
ABS	—	516	7,742	—	8,258
Total AFS securities – related parties	—	3,999	9,408	—	13,407
Trading securities	—	—	867	—	867
Equity securities	61	—	252	—	313
Mortgage loans	—	—	1,296	—	1,296
Investment funds	—	—	1,061	—	1,061
Funds withheld at interest – embedded derivative	—	—	(1,297)	—	(1,297)
Other investments	—	—	343	—	343
Reinsurance recoverable	—	—	1,436	—	1,436
Other assets[7]	—	—	433	—	433
Assets of consolidated VIEs
Trading securities	—	295	717	—	1,012
Mortgage loans	—	—	2,113	—	2,113
Investment funds	—	—	1,351	12,655	14,006
Other investments	—	1	99	—	100
Cash and cash equivalents	122	—	—	—	122
Total Assets – Retirement Services	18,140	114,826	56,694	12,655	202,315
Total Assets	$20,459	$115,107	$60,501	$12,792	$208,859

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2023
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Liabilities
Asset Management
Contingent consideration obligations[5]	$—	$—	$69	$—	$69
Derivative liabilities[4]	—	1	—	—	1
Other liabilities[6]	2	—	—	—	2
Total Liabilities – Asset Management	2	1	69	—	72
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	8,198	—	8,198
Universal life benefits	—	—	854	—	854
Future policy benefits
AmerUs closed block	—	—	1,159	—	1,159
ILICO closed block and life benefits	—	—	571	—	571
Market risk benefits[7]	—	—	3,195	—	3,195
Derivative liabilities	35	1,717	1	—	1,753
Other liabilities	—	(28)	209	—	181
Total Liabilities – Retirement Services	35	1,689	14,187	—	15,911
Total Liabilities	$37	$1,690	$14,256	$—	$15,983

(Concluded)

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$1,201	$—	$—		$—	$1,201
Restricted cash and cash equivalents[1]	1,048	—	—		—	1,048
Cash and cash equivalents of VIEs	110	—	—		—	110
U.S. Treasury securities	709	—	—		—	709
Investments, at fair value	190	39	1,083	[2]	8	1,320
Investments of VIEs	—	1,537	727		105	2,369
Due from related parties[3]	—	—	43		—	43
Derivative assets[4]	—	—	15		—	15
Total Assets – Asset Management	3,258	1,576	1,868		113	6,815
Retirement Services
AFS Securities
U.S. government and agencies	2,570	7	—		—	2,577
U.S. state, municipal and political subdivisions	—	927	—		—	927
Foreign governments	—	906	1		—	907
Corporate	—	59,236	1,665		—	60,901
CLO	—	16,493	—		—	16,493
ABS	—	5,660	4,867		—	10,527
CMBS	—	4,158	—		—	4,158
RMBS	—	5,682	232		—	5,914
Total AFS securities	2,570	93,069	6,765		—	102,404

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Trading securities	23	1,519	53	—	1,595
Equity securities	150	845	92	—	1,087
Mortgage loans	—	—	27,454	—	27,454
Funds withheld at interest – embedded derivative	—	—	(4,847)	—	(4,847)
Derivative assets	42	3,267	—	—	3,309
Short-term investments	29	455	36	—	520
Other investments	—	170	441	—	611
Cash and cash equivalents	7,779	—	—	—	7,779
Restricted cash and cash equivalents	628	—	—	—	628
Investments in related parties
AFS securities
Corporate	—	170	812	—	982
CLO	—	2,776	303	—	3,079
ABS	—	218	5,542	—	5,760
Total AFS securities – related parties	—	3,164	6,657	—	9,821
Trading securities	—	—	878	—	878
Equity securities	—	—	279	—	279
Mortgage loans	—	—	1,302	—	1,302
Investment funds	—	—	959	—	959
Funds withheld at interest – embedded derivative	—	—	(1,425)	—	(1,425)
Other investments	—	—	303	—	303
Reinsurance recoverable	—	—	1,388	—	1,388
Other assets[7]	—	—	481	—	481
Assets of consolidated VIEs
Trading securities	5	436	622	—	1,063
Mortgage loans	—	—	2,055	—	2,055
Investment funds	—	—	2,471	10,009	12,480
Other investments	—	2	99	—	101
Cash and cash equivalents	362	—	—	—	362
Total Assets – Retirement Services	11,588	102,927	46,063	10,009	170,587
Total Assets	$14,846	$104,503	$47,931	$10,122	$177,402
Liabilities
Asset Management
Contingent consideration obligations[5]	$—	$—	$86	$—	$86
Derivative liabilities[4]	—	57	—	—	57
Other liabilities[6]	2	—	—	—	2
Total Liabilities – Asset Management	2	57	86	—	145

(Continued)

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

[1] Restricted cash and cash equivalents as of June 30, 2023 and December 31, 2022 includes $0.3 billion and $1.0 billion, respectively, of restricted cash and cash equivalents held by consolidated SPACs.

[2] Investments as of June 30, 2023 and December 31, 2022 excludes $217 million and $198 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[3] Due from related parties represents a receivable from a fund.
[4] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
5 As of June 30, 2023 and December 31, 2022, other liabilities includes $17 million and $31 million, respectively, of contingent obligations related to the Griffin Capital acquisition, classified as Level 3 and profit sharing payable includes $52 million and $55 million, respectively, related to contingent obligations classified as Level 3.

[6] Other liabilities as of June 30, 2023 and December 31, 2022 includes the publicly traded warrants of APSG II.
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

Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	June 30, 2023
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$562	Embedded value	N/A	N/A	N/A
	277	Discounted cash flow	Discount rate	9.5% – 52.8%	26.7%	[1]
	103	Direct capitalization	Capitalization rate	7.0%	7.0%
	205	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	34	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	18	Option model	Volatility rate	60.0%	60.0%
Investments of consolidated VIEs
Bank loans	976	Discounted cash flow	Discount rate	7.6% – 35.4%	11.0%	[1]
		Adjusted transaction value	N/A	N/A	N/A
Equity securities	459	Dividend discount model	Discount rate	13.3%	13.3%
	1,149	Adjusted transaction value	N/A	N/A	N/A
Bonds	24	Discounted cash flow	Discount rate	7.5% -11.0%	11.0%	[1]

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2023
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Retirement Services
AFS, trading and equity securities	13,800	Discounted cash flow	Discount rate	2.2% – 18.7%	6.9%	[1]
Mortgage loans[2]	38,077	Discounted cash flow	Discount rate	2.0% – 24.2%	6.5%	[1]
Investment funds[2]	502	Discounted cash flow	Discount rate	6.4% – 6.4%	6.4%	[1]
	512	Net tangible asset values	Implied multiple	1.20x	1.20x
	337	Reported net asset value	Reported net asset value	N/A	N/A
	1,061	Embedded value	N/A	N/A	N/A
Financial Liabilities
Asset Management
Contingent consideration obligations	69	Discounted cash flow	Discount rate	21.0% – 26.0%	24.2%	[1]
		Option model	Volatility rate	31.6% – 36.2%	36.2%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	8,198	Discounted cash flow	Nonperformance risk	0.4% – 1.8%	1.2%	[3]
			Option budget	0.5% – 5.7%	2.2%	[4]
			Surrender rate	5.4% – 12.0%	8.1%	[4]

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

The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended June 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,131	$17	$—	$17	$—	$1,165	$19	$—
Investments of Consolidated VIEs	1,282	(2)	—	1,328	—	2,608	6	—
Total Level 3 assets – Asset Management	$2,413	$15	$—	$1,345	$—	$3,773	$25	$—

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Retirement Services
AFS securities
Foreign governments	$1	$—	$—	$47	$—	$48	$—	$—
Corporate	1,622	—	12	1,070	(244)	2,460	—	12
ABS	4,942	—	(31)	894	(500)	5,305	—	(30)
CMBS	—	—	—	—	12	12	—	—
RMBS	238	3	(1)	(3)	(231)	6	—	—
Trading securities	42	1	—	(3)	(2)	38	—	—
Equity securities	71	(4)	—	—	—	67	(4)	—
Mortgage loans	29,949	(195)	—	4,914	—	34,668	(195)	—
Funds withheld at interest – embedded derivative	(4,291)	(65)	—	—	—	(4,356)	—	—
Short-term investments	30	—	—	—	—	30	—	—
Other investments	286	(1)	—	52	—	337	(1)	—
Investments in related parties
AFS securities
Corporate	959	—	(1)	(2)	215	1,171	—	(1)
CLO	498	—	(3)	—	—	495	—	(3)
ABS	7,005	5	5	443	284	7,742	1	2
Trading securities	885	(4)	—	(14)	—	867	(4)	—
Equity securities	251	1	—	—	—	252	1	—
Mortgage loans	1,324	(9)	—	(19)	—	1,296	(9)	—
Investment funds	1,034	27	—	—	—	1,061	27	—
Funds withheld at interest – embedded derivative	(1,266)	(31)	—	—	—	(1,297)	—	—
Other investments	338	5	—	—	—	343	5	—
Reinsurance recoverable	1,470	(34)	—	—	—	1,436	—	—
Assets of consolidated VIEs
Trading securities	648	(4)	—	(8)	81	717	(4)	—
Mortgage loans	2,119	(17)	—	11	—	2,113	(17)	—
Investment funds	2,581	5	—	—	(1,235)	1,351	6	—
Other investments	97	2	—	—	—	99	2	—
Total Level 3 assets – Retirement Services	$50,833	$(315)	$(19)	$7,382	$(1,620)	$56,261	$(192)	$(20)

Liabilities – Asset Management
Contingent consideration obligations	$78	$(9)	$—	$—	$—	$69	$—	$—
Total Level 3 liabilities – Asset Management	$78	$(9)	$—	$—	$—	$69	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(6,747)	$(1,055)	$—	$(396)	$—	$(8,198)	$—	$—
Universal life benefits	(879)	25	—	—	—	(854)	—	—
Future policy benefits
AmerUs Closed Block	(1,190)	31	—	—	—	(1,159)	—	—
ILICO Closed Block and life benefits	(579)	8	—	—	—	(571)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(189)	(20)	—	—	—	(209)	—	—
Total Level 3 liabilities – Retirement Services	$(9,585)	$(1,011)	$—	$(396)	$—	$(10,992)	$—	$—
[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,087	$(9)	$—	$1	$1	$1,080	$31	$—
Investments of Consolidated VIEs	931	(43)	—	588	(286)	1,190	(15)	—
Total Level 3 assets – Asset Management	$2,018	$(52)	$—	$589	$(285)	$2,270	$16	$—
Assets – Retirement Services
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,499	—	(58)	40	107	1,588	—	(58)
CLO	5	—	(3)	(2)	—	—	—	—
ABS	3,783	2	(65)	148	(274)	3,594	—	(66)
CMBS	10	—	—	—	(10)	—	—	—
RMBS	—	—	—	68	—	68	—	—
Trading securities	90	(1)	—	2	(33)	58	—	—
Equity securities	438	8	—	(3)	(381)	62	8	—
Mortgage loans	23,696	(1,027)	—	2,549	—	25,218	(1,025)	—
Investment funds	19	—	—	—	—	19	—	—
Funds withheld at interest – embedded derivative	(1,882)	(2,076)	—	—	—	(3,958)	—	—
Short-term investments	59	—	(1)	—	—	58	—	—
Investments in related parties
AFS securities
Corporate	761	—	(7)	42	53	849	—	(7)
CLO	332	—	(7)	—	—	325	—	(7)
ABS	4,409	16	(125)	(1,096)	1,822	5,026	—	(126)
Trading securities	252	4	—	(808)	1,443	891	—	—
Equity securities	166	(9)	—	(119)	125	163	—	—
Mortgage loans	1,456	(72)	—	32	—	1,416	(73)	—
Investment funds	814	4	—	—	—	818	28	—
Short-term investments	53	—	—	—	(53)	—	—	—
Funds withheld at interest – embedded derivative	(570)	(559)	—	—	—	(1,129)	—	—
Reinsurance recoverable	1,814	(234)	—	—	—	1,580	—	—
Assets of consolidated VIEs						—
Trading securities	—	—	—	—	330	330	—	—
Mortgage loans	1,880	(50)	—	(2)	(202)	1,626	(50)	—
Investment funds	10,577	33	—	(77)	(9,480)	1,053	27	—
Other investments	1,902	—	—	31	(1,902)	31	—	—
Total Level 3 assets – Retirement Services	$51,565	$(3,961)	$(266)	$805	$(8,455)	$39,688	$(1,085)	$(264)

Liabilities – Asset Management
Contingent consideration obligations	$110	$(7)	$—	$36	$—	$139	$—	$—
Total Level 3 liabilities – Asset Management	$110	$(7)	$—	$36	$—	$139	$—	$—

(Continued

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	(6,485)	1,519	—	(210)	—	(5,176)	—	—
Universal life benefits	(1,096)	153	—	—	—	(943)	—	—
Future policy benefits
AmerUs Closed Block	(1,378)	131	—	—	—	(1,247)	—	—
ILICO Closed Block and life benefits	(704)	81	—	—	—	(623)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Total Level 3 liabilities – Retirement Services	$(9,666)	$1,886	$—	$(210)	$—	$(7,990)	$—	$—

(Concluded)
[1] Related to instruments held at end of period.

	Six Months Ended June 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,098	$43	$—	$24	$—	$1,165	$46	$—
Investments of Consolidated VIEs	727	32	—	1,851	(2)	2,608	15	—
Total Level 3 assets – Asset Management	$1,825	$75	$—	$1,875	$(2)	$3,773	$61	$—

Assets – Retirement Services
AFS securities
Foreign governments	$1	$—	$—	$47	$—	$48	$—	$—
Corporate	1,665	(1)	24	1,196	(424)	2,460	—	17
ABS	4,867	—	(50)	1,049	(561)	5,305	—	(46)
CMBS	—	—	—	—	12	12	—	(1)
RMBS	232	6	2	(3)	(231)	6	—	—
Trading securities	53	3	—	(7)	(11)	38	1	—
Equity securities	92	(12)	—	—	(13)	67	(12)	—
Mortgage loans	27,454	56	—	7,158	—	34,668	57	—
Funds withheld at interest – embedded derivative	(4,847)	491	—	—	—	(4,356)	—	—
Short-term investments	36	—	(2)	(30)	26	30	—	—
Other investments	441	—	—	(104)	—	337	(1)	—
Investments in related parties
AFS securities
Corporate	812	1	(8)	151	215	1,171	—	(8)
CLO	303	—	7	185	—	495	—	7
ABS	5,542	9	49	1,858	284	7,742	4	46
Trading securities	878	2	—	(13)	—	867	(1)	—
Equity securities	279	5	—	(32)	—	252	5	—
Mortgage loans	1,302	17	—	(23)	—	1,296	17	—
Investment funds	959	70	—	32	—	1,061	70	—
Funds withheld at interest – embedded derivative	(1,425)	128	—	—	—	(1,297)	—	—
Other investments	303	(2)	—	42	—	343	(2)	—
Reinsurance recoverable	1,388	48	—	—	—	1,436	—	—

(Continued

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets of consolidated VIEs
Trading securities	622	8	—	(10)	97	717	8	—
Mortgage loans	2,055	2	—	56	—	2,113	2	—
Investment funds	2,471	23	—	(8)	(1,135)	1,351	23	—
Other investments	99	2	—	(2)	—	99	2	—
Total Level 3 assets – Retirement Services	$45,582	$856	$22	$11,542	$(1,741)	$56,261	$173	$15

Liabilities – Asset Management
Contingent consideration obligations	$86	$(17)	$—	$—	$—	$69	$—	$—
Debt and other liabilities of consolidated VIEs	—	—	—	—	—	—	—	—
Total Level 3 liabilities – Asset Management	$86	$(17)	$—	$—	$—	$69	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(5,841)	$(1,528)	$—	$(829)	$—	$(8,198)	$—	$—
Universal life benefits	(829)	(25)	—	—	—	(854)	—	—
Future policy benefits
AmerUs Closed Block	(1,164)	5	—	—	—	(1,159)	—	—
ILICO Closed Block and life benefits	(548)	(23)	—	—	—	(571)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(142)	(67)	—	—	—	(209)	—	—
Total Level 3 liabilities – Retirement Services	$(8,525)	$(1,638)	$—	$(829)	$—	$(10,992)	$—	$—

(Concluded)
[1] Related to instruments held at end of period.

	Six Months Ended June 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$946	$9	$—	$102	$23	$1,080	$59	$—
Investments of Consolidated VIEs	13,188	173	—	1,717	(13,888)	1,190	(17)	—
Total Level 3 assets – Asset Management	$14,134	$182	$—	$1,819	$(13,865)	$2,270	$42	$—
Assets – Retirement Services
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,339	(3)	(77)	180	149	1,588	—	(76)
CLO	14	(2)	—	(12)	—	—	—	—
ABS	3,619	7	(95)	—	63	3,594	—	(89)
CMBS	43	—	(17)	—	(26)	—	—	1
RMBS	—	—	—	68	—	68	—	—

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Trading securities	69	(6)	—	8	(13)	58	—	—
Equity securities	429	17	—	(3)	(381)	62	16	—
Mortgage loans	21,154	(1,771)	—	5,835	—	25,218	(1,767)	—
Investment funds	18	1	—	—	—	19	1	—
Funds withheld at interest – embedded derivative	—	(3,958)	—	—	—	(3,958)	—	—
Short-term investments	29	—	(1)	30	—	58	—	—
Investments in related parties
AFS securities
Corporate	670	(4)	(6)	136	53	849	—	(6)
CLO	202	—	(7)	130	—	325	—	(7)
ABS	6,445	(1)	(135)	(1,241)	(42)	5,026	—	(138)
Trading securities	1,771	(1)	—	(1,062)	183	891	—	—
Equity securities	284	(14)	—	(119)	12	163	—	—
Mortgage loans	1,369	(124)	—	171	—	1,416	(124)	—
Investment funds	2,855	28	—	(34)	(2,031)	818	28	—
Funds withheld at interest – embedded derivative	—	(1,129)	—	—	—	(1,129)	—	—
Short-term investments	—	—	—	53	(53)	—	—	—
Reinsurance recoverable	1,991	(411)	—	—	—	1,580	—	—
Assets of consolidated VIEs
Trading securities	—	—	—	—	330	330	—	—
Mortgage loans	2,152	(170)	—	(154)	(202)	1,626	(170)	—
Investment funds	1,297	28	—	161	(433)	1,053	28	—
Other investments	—	—	—	31	—	31	—	—
Total Level 3 assets – Retirement Services	$45,752	$(7,513)	$(338)	$4,178	$(2,391)	$39,688	$(1,988)	$(315)

Liabilities – Asset Management
Contingent consideration obligations	$126	$(10)	$—	$23	$—	$139	$—	$—
Debt and other liabilities of consolidated VIEs	7,528	(28)	—	1,126	(8,626)	—	—	—
Total Level 3 liabilities – Asset Management	$7,654	$(38)	$—	$1,149	$(8,626)	$139	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(7,408)	$2,553	$—	$(321)	$—	$(5,176)	$—	$—
Universal life benefits	(1,235)	292	—	—	—	(943)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	273	—	—	—	(1,247)	—	—
ILICO Closed Block and life benefits	(742)	119	—	—	—	(623)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Total Level 3 liabilities – Retirement Services	$(10,908)	$3,239	$—	$(321)	$—	$(7,990)	$—	$—

(Concluded)
[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended June 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$18	$—	$(1)	$—	17	$—	$—	$—
Investments of Consolidated VIEs	1,728	—	(400)	—	1,328	—	—	—
Total Level 3 assets – Asset Management	$1,746	$—	$(401)	$—	$1,345	$—	$—	$—

Assets – Retirement Services
AFS securities
Foreign governments	$53	$—	$—	$(6)	$47	$—	$—	$—
Corporate	1,104	—	—	(34)	1,070	—	(244)	(244)
ABS	1,033	—	(20)	(119)	894	123	(623)	(500)
CMBS	—	—	—	—	—	12	—	12
RMBS	—	—	—	(3)	(3)	5	(236)	(231)
Trading securities	8	—	—	(11)	(3)	—	(2)	(2)
Mortgage loans	5,783	—	(31)	(838)	4,914	—	—	—
Other investments	325	—	—	(273)	52	—	—	—
Investments in related parties
AFS securities
Corporate	1	—	—	(3)	(2)	215	—	215
ABS	1,072	—	(162)	(467)	443	284	—	284
Trading securities	25	—	(37)	(2)	(14)	—	—	—
Mortgage loans	—	—	—	(19)	(19)	—	—	—
Assets of consolidated VIEs								—
Trading securities	10	—	(18)	—	(8)	109	(28)	81
Mortgage loans	13	—	—	(2)	11	—	—	—
Investment funds	—	—	—	—	—	327	(1,562)	(1,235)
Total Level 3 assets – Retirement Services	$9,427	$—	$(268)	$(1,777)	$7,382	$1,075	$(2,695)	$(1,620)

Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(558)	$—	$162	$(396)	$—	$—	—
Total Level 3 liabilities – Retirement Services	$—	$(558)	$—	$162	$(396)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[2]	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$2	$—	$(1)	$—	$1	$1	$—	$1
Investments of Consolidated VIEs	1,235	—	(647)	—	588	30	(316)	(286)
Total Level 3 assets – Asset Management	$1,237	$—	$(648)	$—	$589	$31	$(316)	$(285)

Assets – Retirement Services
AFS securities
Corporate	$129	$—	$(2)	$(87)	40	$150	$(43)	107
CLO	—	—	—	(2)	(2)	—	—	—
ABS	746	—	(341)	(257)	148	30	(304)	(274)
CMBS	—	—	—	—	—	—	(10)	(10)
RMBS	68	—	—	—	68	—	—	—
Trading securities	2	—	—	—	2	9	(42)	(33)
Equity securities	—	—	(3)	—	(3)	19	(400)	(381)
Mortgage loans	3,386	—	(48)	(789)	2,549	—	—	—
Short-term investments	29	—	—	(29)	—	—	—	—
Investments in related parties
AFS securities
Corporate	52	—	—	(10)	42	53	—	53
ABS	899	—	(6)	(1,989)	(1,096)	1,822	—	1,822
Trading securities	7	—	(787)	(28)	(808)	1,443	—	1,443
Equity securities	—	—	(119)	—	(119)	125	—	125
Mortgage loans	36	—	—	(4)	32	—	—	—
Short-term investments	—	—	—	—	—	—	(53)	(53)
Assets of consolidated VIEs
Trading securities	—	—	—	—	—	330	—	330
Mortgage loans	—	—	—	(2)	(2)	21	(223)	(202)
Investment funds	33	—	(110)	—	(77)	1,006	(10,486)	(9,480)
Other investments	31	—	—	—	31	—	(1,902)	(1,902)
Total Level 3 assets – Retirement Services	$5,418	$—	$(1,416)	$(3,197)	$805	$5,008	$(13,463)	$(8,455)

Liabilities - Asset Management
Contingent consideration obligations	$—	$36	$—	$—	$36	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$36	$—	$—	$36	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(337)	$—	$127	$(210)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(337)	$—	$127	$(210)	$—	$—	$—

[1] Transfers in are primarily assets of consolidated VIEs that Athene consolidated effective in the second quarter of 2022.
[2] Transfers out are primarily the deconsolidation of certain of Athene’s VIEs effective in the second quarter of 2022.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$26	$—	$(2)	$—	$24	$—	$—	$—
Investments of consolidated VIEs	2,599	—	(748)	—	1,851	—	(2)	(2)
Total Level 3 assets – Asset Management	$2,625	$—	$(750)	$—	$1,875	$—	$(2)	$(2)

Assets – Retirement Services
AFS securities
Foreign governments	$53	$—	$—	$(6)	$47	$—	$—	$—
Corporate	1,312	—	—	(116)	1,196	29	(453)	(424)
ABS	1,331	—	(20)	(262)	1,049	338	(899)	(561)
CMBS	—	—	—	—	—	12	—	12
RMBS	1	—	—	(4)	(3)	5	(236)	(231)
Trading securities	8	—	—	(15)	(7)	5	(16)	(11)
Equity securities	—	—	—	—	—	—	(13)	(13)
Mortgage loans	8,665	—	(63)	(1,444)	7,158	—	—	—
Short-term investments	—	—	—	(30)	(30)	26	—	26
Other investments	327	—	—	(431)	(104)	—	—	—
Investments in related parties
AFS securities
Corporate	157	—	—	(6)	151	215	—	215
CLO	185	—	—	—	185	—	—	—
ABS	2,706	—	(162)	(686)	1,858	284	—	284
Trading securities	27	—	(37)	(3)	(13)	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(23)	(23)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	20	—	(30)	—	(10)	128	(31)	97
Mortgage loans	59	—	—	(3)	56	—	—	—
Investment funds	—	—	(8)	—	(8)	475	(1,610)	(1,135)
Other investments	5	—	(7)	—	(2)	—	—	—
Total Level 3 assets – Retirement Services	$14,930	$—	$(327)	$(3,061)	$11,542	$1,517	$(3,258)	$(1,741)

Liabilities – Retirement Services
Interest sensitive contract liabilities
Interest sensitive contract liabilities - Embedded derivative	$—	$(1,135)	$—	$306	$(829)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(1,135)	$—	$306	$(829)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[2]	Net Transfers In (Out)
Assets – Asset Management
Investments	$106	$—	$(4)	$—	$102	$23	$—	$23
Investments of consolidated VIEs	3,704	—	(1,987)	—	1,717	482	(14,370)	(13,888)
Total Level 3 assets – Asset Management	$3,810	$—	$(1,991)	$—	$1,819	$505	$(14,370)	$(13,865)

Assets – Retirement Services
AFS securities
Corporate	$453	$—	$(170)	$(103)	$180	$193	$(44)	$149
CLO	—	—	—	(12)	(12)	—	—	—
ABS	2,235	—	(1,791)	(444)	—	368	(305)	63
CMBS	—	—	—	—	—	—	(26)	(26)
RMBS	68	—	—	—	68	—	—	—
Trading securities	8	—	—	—	8	39	(52)	(13)
Equity securities	—	—	(3)	—	(3)	19	(400)	(381)
Mortgage loans	7,477	—	(130)	(1,512)	5,835	—	—	—
Short-term investments	59	—	—	(29)	30	—	—	—
Investments in related parties
AFS securities
Corporate	367	—	(217)	(14)	136	53	—	53
CLO	130	—	—	—	130	—	—	—
ABS	1,273	—	(93)	(2,421)	(1,241)	1,822	(1,864)	(42)
Trading securities	36	—	(1,052)	(46)	(1,062)	1,443	(1,260)	183
Equity securities	—	—	(119)	—	(119)	125	(113)	12
Mortgage loans	182	—	—	(11)	171	—	—	—
Investment funds	—	—	(34)	—	(34)	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	(53)	(53)
Assets of consolidated VIEs
Trading Securities	—	—	—	—	—	330	—	330
Mortgage loans	—	—	—	(154)	(154)	21	(223)	(202)
Investment funds	286	—	(125)	—	161	11,087	(11,520)	(433)
Other investments	31	—	—	—	31	1,902	(1,902)	—
Total Level 3 assets – Retirement Services	$12,658	$—	$(3,734)	$(4,746)	$4,178	$17,402	$(19,793)	$(2,391)

Liabilities - Asset Management
Contingent consideration obligations	$—	$36	$—	$(13)	$23	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	1,644	—	(518)	1,126	—	(8,626)	(8,626)
Total Level 3 liabilities – Asset Management	$—	$1,680	$—	$(531)	$1,149	$—	$(8,626)	$(8,626)
Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(597)	$—	$276	$(321)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(597)	$—	$276	$(321)	$—	$—	$—

[1] Transfers in are primarily assets of consolidated VIEs that Athene consolidated effective in the second quarter of 2022.
[2] Transfers out are primarily the deconsolidation of certain of Athene’s VIEs effective in the second quarter of 2022.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Trading securities	$(32)	$(161)	$32	$(368)
Mortgage loans	(221)	(1,149)	75	(2,065)
Investment funds	25	36	89	56
Future policy benefits	31	131	5	273
Other liabilities	(21)	—	(67)	—
Total gains (losses)	$(218)	$(1,143)	$134	$(2,104)

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

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	June 30, 2023	December 31, 2022
Unpaid principal balance	$41,122	$33,653
Mark to fair value	(3,045)	(2,842)
Fair value	$38,077	$30,811

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2023	December 31, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$208	$74
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(62)	(55)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$146	$19

Fair value of commercial mortgage loans 90 days or more past due	$21	$2
Fair value of commercial mortgage loans in non-accrual status	125	19

The following represents the residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2023	December 31, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$439	$522
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(40)	(50)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$399	$472

Fair value of residential mortgage loans 90 days or more past due[1]	$399	$472
Fair value of residential mortgage loans in non-accrual status	239	360

1 As of June 30, 2023 and December 31, 2022, includes $160 million and $221 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Mortgage loans	$(8)	$(34)	$(11)	$(52)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Financial Instruments Without Readily Determinable Fair Values

Athene has elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of June 30, 2023 and December 31, 2022, the carrying amount of the equity securities was $400 million and $400 million, respectively, with no cumulative recorded impairment.

Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	June 30, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$123	$123	$123	$—	$—	$—
Policy loans	336	336	—	—	336	—
Funds withheld at interest	32,200	32,200	—	—	—	32,200
Other investments	194	195	—	—	—	195
Investments in related parties
Investment funds	575	575	575	—	—	—
Funds withheld at interest	10,314	10,314	—	—	—	10,314
Short-term investments	891	891	—	—	891	—
Total financial assets not carried at fair value	$44,633	$44,634	$698	$—	$1,227	$42,709

Financial liabilities
Interest sensitive contract liabilities	$134,154	$121,326	$—	$—	$—	$121,326
Debt	3,642	2,873	—	—	2,873	—
Securities to repurchase	6,261	6,261	—	—	6,261	—
Funds withheld liability	305	305	—	—	305	—
Total financial liabilities not carried at fair value	$144,362	$130,765	$—	$—	$9,439	$121,326

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$79	$79	$79	$—	$—	$—
Policy loans	347	347	—	—	347	—
Funds withheld at interest	37,727	37,727	—	—	—	37,727
Short-term investments	1,640	1,640	—	—	1,614	26
Other investments	162	162	—	—	—	162
Investments in related parties
Investment funds	610	610	610	—	—	—
Funds withheld at interest	11,233	11,233	—	—	—	11,233
Total financial assets not carried at fair value	$51,798	$51,798	$689	$—	$1,961	$49,148

Financial liabilities
Interest sensitive contract liabilities	$125,101	$111,608	$—	$—	$—	$111,608
Debt	3,658	2,893	—	—	2,893	—
Securities to repurchase	4,743	4,743	—	—	4,743	—
Funds withheld liability	360	360	—	—	360	—
Total financial liabilities not carried at fair value	$133,862	$119,604	$—	$—	$7,996	$111,608

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

Significant Unobservable Inputs

Asset Management

Discounted Cash Flow and Direct Capitalization Model

When a discounted cash flow or direct capitalization model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows or the capitalization rate, respectively. Increases in the discount or capitalization rate can significantly lower the fair value of an investment and the contingent consideration obligations; conversely decreases in the discount or capitalization rate can significantly increase the fair value of an investment and the contingent consideration obligations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

9. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 10 for more information on Athene’s products.

	Six months ended June 30, 2023
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	298	405	1	2	285	—	991
Amortization	(42)	(41)	(2)	—	(23)	(183)	(291)
Balance at June 30, 2023	$560	$1,119	$10	$11	$661	$2,805	$5,166

	Six months ended June 30, 2022
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at January 1, 2022	$—	$—	$—	$—	$—	$3,372	$3,372
Additions	58	358	13	5	160	—	$594
Amortization	(1)	(8)	(1)	—	(1)	(195)	(206)
Balance at June 30, 2022	$57	$350	$12	$5	$159	$3,177	$3,760

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected amortization
2023[1]	$169
2024	316
2025	289
2026	260
2027	230
2028	200

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

	Six months ended June 30, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	12,174	5,808	1,648	2,607	22,237
Policy charges	(1)	(318)	—	—	(319)
Surrenders and withdrawals	(4,986)	(5,563)	(110)	(11)	(10,670)
Benefit payments	(505)	(826)	(1,910)	(167)	(3,408)
Interest credited	802	364	401	71	1,638
Foreign exchange	(31)	—	161	(218)	(88)
Other	(54)	—	(11)	(37)	(102)
Balance at June 30, 2023	$50,917	$92,125	$27,618	$6,967	$177,627

	June 30, 2023
Weighted average crediting rate	3.5%	2.3%	2.7%	2.9%	2.7%
Net amount at risk	$424	$14,158	$—	$104	$14,686
Cash surrender value	48,135	84,200	—	4,442	136,777

	Six months ended June 30, 2022
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at January 1, 2022	$35,599	$89,755	$23,623	$2,413	$151,390
Deposits	2,476	5,186	5,820	1,286	14,768
Policy charges	(1)	(287)	—	—	(288)
Surrenders and withdrawals	(2,115)	(3,610)	(50)	(2)	(5,777)
Benefit payments	(480)	(847)	(969)	(166)	(2,462)
Interest credited	465	1,245	299	38	2,047
Foreign exchange	—	—	(449)	(58)	(507)
Other	—	—	(334)	(8)	(342)
Balance at June 30, 2022	$35,944	$91,442	$27,940	$3,503	$158,829

	June 30, 2022
Weighted average crediting rate	2.7%	2.0%	2.0%	2.9%	2.2%
Net amount at risk	$419	$12,788	$—	$25	$13,232
Cash surrender value	34,402	83,837	—	1,206	119,445

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated statements of financial condition:

	June 30,
(In millions)	2023	2022
Traditional deferred annuities	$50,917	$35,944
Indexed annuities	92,125	91,442
Funding agreements	27,618	27,940
Other investment-type	6,967	3,503
Reconciling items[1]	6,732	5,658
Interest sensitive contract liabilities	$184,359	$164,487

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	June 30, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$27,210	$19,740	$86,622	$133,572
2.0% – < 4.0%	29,994	2,285	408	32,687
4.0% – < 6.0%	10,141	9	1	10,151
6.0% and greater	1,217	—	—	1,217
Total	$68,562	$22,034	$87,031	$177,627

	June 30, 2022
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$26,768	$28,238	$61,001	$116,007
2.0% – < 4.0%	37,017	955	69	38,041
4.0% – < 6.0%	4,625	11	6	4,642
6.0% and greater	139	—	—	139
Total	$68,549	$29,204	$61,076	$158,829

Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies).

The following is a rollforward of the present value of expected net premiums and expected value of future policy benefits:

	Payout annuities with life contingencies
	Six months ended June 30,
(In millions)	2023	2022

Present value of expected future policy benefits
Beginning balance	$36,422	$35,278
Effect of changes in discount rate assumptions	8,425	—
Beginning balance at original discount rate	44,847	35,278
Effect of actual experience to expected experience	(60)	(91)
Adjusted beginning balance	44,787	35,187
Issuances	9,097	7,624
Interest accrual	751	483
Benefit payments	(1,748)	(1,480)
Foreign exchange	18	(58)
Ending balance at original discount rate	52,905	41,756
Effect of changes in discount rate assumptions	(8,436)	(6,459)
Ending balance	$44,469	$35,297

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of future policy benefits to the condensed consolidated statements of financial condition:

	June 30,
(In millions)	2023	2022
Payout annuities with life contingencies	$44,469	$35,297
Reconciling items[1]	5,815	5,902
Total future policy benefits	$50,284	$41,199

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

The following is a reconciliation of premiums to the condensed consolidated statements of operations:

	Six months ended June 30,
(In millions)	2023	2022
Payout annuities with life contingencies	$9,123	$7,708
Reconciling items[1]	14	16
Premiums	$9,137	$7,724

[1] Reconciling items premiums related to Athene’s immaterial lines of business including term and whole life and accident and health and disability.

Gross premiums are recorded within premiums on the condensed consolidated statements of operations. Interest expense (accretion) related to future policy benefits was $751 million and $483 million during the six months ended June 30, 2023 and 2022, respectively, and is recorded as a component of policy and other operating expenses on the condensed consolidated statements of operations.

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

During the six months ended June 30, 2023, future policy benefits for payout annuities with life contingencies increased by $8,047 million, which was primarily driven by $9,097 million of pension group annuity issuances and $751 million of interest accrual, partially offset by $1,748 million of benefit payments.

During the six months ended June 30, 2022, future policy benefits for payout annuities with life contingencies increased by $19 million, which was primarily driven by $7,624 million of pension group annuity issuances and $483 million of interest accrual, partially offset by a $6,459 million change in discount rate assumptions related to an increase in rates and $1,480 million of benefit payments.

The following represents the undiscounted and discounted expected future benefit payments for the liability for future policy benefits. As these relate to payout annuities for single premium immediate annuities with life contingencies, there are no expected future gross premiums.

	June 30, 2023		June 30, 2022
(In millions)	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$77,248	$52,905	$60,043	$41,756

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the weighted-average durations and the weighted-average interest rates of future policy benefits:

	June 30,
	2023	2022
Weighted-average liability duration (in years)	9.6	10.4
Weighted-average interest accretion rate	3.5%	3.0%
Weighted-average current discount rate	5.5%	4.8%

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of operations:

	Six months ended June 30,
(In millions)	2023	2022
Reserves	$60	$90
Deferred profit liability	(44)	(85)
Negative VOBA	(10)	5
Total remeasurement gains (losses)	$6	$10

During the six months ended June 30, 2023 and 2022, Athene recorded reserve increases of $111 million and $29 million, respectively, on the condensed consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Six months ended June 30, 2023
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument-specific credit risk	183	2,672	2,855
Issuances	—	31	31
Interest accrual	5	70	75
Attributed fees collected	1	165	166
Benefit payments	(1)	(15)	(16)
Effect of changes in interest rates	3	71	74
Effect of changes in equity	—	(61)	(61)
Effect of actual policyholder behavior compared to expected behavior	3	35	38
Balance, end of period, before changes in instrument-specific credit risk	194	2,968	3,162
Effect of changes in instrument-specific credit risk	(15)	(385)	(400)
Balance at June 30, 2023	$179	$2,583	$2,762

	June 30, 2023
Net amount at risk	$424	$14,158	$14,582
Weighted-average attained age of contract holders (in years)	75	69	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2022
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at January 1, 2022	$253	$4,194	$4,447
Issuances	—	31	31
Interest accrual	—	4	4
Attributed fees collected	1	161	162
Benefit payments	(1)	(27)	(28)
Effect of changes in interest rates	(56)	(1,502)	(1,558)
Effect of changes in equity	1	164	165
Effect of actual policyholder behavior compared to expected behavior	3	24	27
Balance, end of period, before changes in instrument-specific credit risk	201	3,049	3,250
Effect of changes in instrument-specific credit risk	(20)	(556)	(576)
Balance at June 30, 2022	$181	$2,493	$2,674

	June 30, 2022
Net amount at risk	$419	$12,788	$13,207
Weighted-average attained age of contract holders (in years)	75	69	69

The following is a reconciliation of market risk benefits to the condensed consolidated statements of financial condition. Market risk benefit assets are included in other assets on the condensed consolidated statements of financial condition.

	June 30, 2023			June 30, 2022
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$179	$179	$—	$181	$181
Indexed annuities	433	3,016	2,583	489	2,982	2,493
Total	$433	$3,195	$2,762	$489	$3,163	$2,674

During the six months ended June 30, 2023, net market risk benefit liabilities increased by $273 million, which was primarily driven by $166 million in fees collected from policyholders and $74 million related to a decrease in discount rates across the curve.

During the six months ended June 30, 2022, net market risk benefit liabilities decreased by $1,773 million, which was primarily driven by $1,558 million related to an increase in discount rates across the curve and a $576 million change in instrument-specific credit risk related to widening of credit spreads, partially offset by $165 million of changes related to equity market performance and $162 million of fees collected from policyholders.

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

Policyholder behavior assumptions are unobservable inputs and are established using accepted actuarial valuation methods to estimate withdrawals (surrender rate) and income rider utilization. Assumptions are generally based on industry data and pricing assumptions which are updated for actual experience, if necessary. Actual experience may be limited for recently issued products.

All inputs are used to project excess benefits and fees over a range of risk-neutral, stochastic interest rate scenarios. For indexed annuities, stochastic equity return scenarios are also included within the range. A risk margin is incorporated within the

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
discount rate to reflect uncertainty in the projected cash flows such as variations in policyholder behavior, as well as a credit spread to reflect our nonperformance risk, which is considered an unobservable input. Athene uses the credit spread, relative to the U.S. Treasury curve based on its public credit rating as of the valuation date, as the credit spread to reflect its nonperformance risk in the estimate of the fair value of market risk benefits.

The following summarizes the unobservable inputs for market risk benefits:

	June 30, 2023
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,762	Discounted cash flow	Nonperformance risk	0.4%	1.8%	1.5%	[1]	Decrease
			Option budget	0.5%	5.7%	1.8%	[2]	Decrease
			Surrender rate	3.3%	6.9%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.1%	[3]	Increase

	June 30, 2022
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,674	Discounted cash flow	Nonperformance risk	0.5%	2.0%	1.6%	[1]	Decrease
			Option budget	0.5%	4.0%	1.6%	[2]	Decrease
			Surrender rate	3.3%	6.8%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	81.6%	[3]	Increase
[1] The nonperformance risk weighted average is based on the cash flows underlying the market risk benefit reserve.
[2] The option budget and surrender rate weighted averages are calculated based on projected account values.
[3] The utilization of GLWB withdrawals represents the estimated percentage of policyholders that are expected to use their income rider over the duration of the contract, with the weighted average based on current account values.

11. Profit Sharing Payable
Profit sharing payable was 1.6 billion and $1.4 billion as of June 30, 2023 and December 31, 2022, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2023	$1,392
Profit sharing expense	429
Payments/other	(224)
Profit sharing payable, June 30, 2023	$1,597

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

12. Income Taxes

The Company’s income tax (provision) benefit totaled $(201) million and $381 million for the three months ended June 30, 2023 and 2022, respectively, and totaled $(454) million and $866 million for the six months ended June 30, 2023 and 2022,

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
respectively. The Company’s effective income tax rate was approximately 21.1% and 12.8% for the three months ended June 30, 2023 and 2022, respectively, and 16.6% and 19.1% for the six months ended June 30, 2023 and 2022, respectively.

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

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of June 30, 2023, the Company recorded $16 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would impact the effective tax rate. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of June 30, 2023, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2019 through 2021 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2021. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2021. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. There are other examinations ongoing in other foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

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

After the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the tax receivable agreement during the three and six months ended June 30, 2023 and 2022.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Debt

Company debt consisted of the following:

		June 30, 2023			December 31, 2022
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.00% 2024 Senior Notes[1,2]	May 30, 2024	$499	$490	[4]	$499	$486	[4]
4.40% 2026 Senior Notes[1,2]	May 27, 2026	498	477	[4]	498	476	[4]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	649	[4]	675	639	[4]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	496	410	[4]	495	407	[4]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	264	[4]	297	262	[4]
4.95% 2050 Subordinated Notes[1,2]	January 14, 2050	297	252	[4]	297	252	[4]
1.70% Secured Borrowing II	April 15, 2032	17	16	[4]	18	17	[4]
1.30% 2016 AMI Term Facility I	January 15, 2025	18	18	[3]	18	18	[3]
1.40% 2016 AMI Term Facility II	October 18, 2024	15	14	[3]	17	17	[3]
		2,812	2,590		2,814	2,574
Retirement Services
4.13% 2028 Notes[1]	January 12, 2028	1,073	912		1,081	921
6.15% 2030 Notes[1]	April 3, 2030	599	503		606	508
3.50% 2031 Notes[1]	January 15, 2031	524	413		526	413
3.95% 2051 Notes[1]	May 25, 2051	546	335		546	342
3.45% 2052 Notes[1]	May 15, 2052	505	307		504	311
6.65% 2033 Notes[1]	February 1, 2033	395	403		395	398
		3,642	2,873		3,658	2,893
Total Debt		$6,454	$5,463		$6,472	$5,467

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $15 million and $16 million as of June 30, 2023 and December 31, 2022, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of June 30, 2023:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management - 2022 AMH credit facility	N/A	October 12, 2027	Citibank	The commitment fee on the $1.0 billion undrawn 2022 AMH credit facility as of June 30, 2023 was 0.08%.
Retirement Services - AHL credit facility	N/A	June 30, 2028	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total.
Retirement Services - AHL liquidity facility	N/A	June 28, 2024	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total.

Asset Management - Credit Facility

On October 12, 2022, AMH, as borrower, entered into a $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“2022 AMH credit facility”). Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. As of June 30, 2023, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of June 30, 2023, there were no amounts outstanding under the 2022 AMH credit facility and the Company was in compliance with all financial covenants under the facility.

Retirement Services - Credit Facility and Liquidity Facility

AHL Credit Facility—On June 30, 2023, AHL, ALRe, AUSA and AARe entered into a new, five-year revolving credit agreement with a syndicate of banks and Citibank, N.A. as administrative agent (“AHL credit facility”), which replaced Athene’s previous revolving credit agreement dated as of December 3, 2019. The previous agreement, and the commitments under it, terminated as of June 30, 2023. The AHL credit facility is unsecured and has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, in accordance with the terms of the AHL credit facility. In connection with the AHL credit facility, AHL and AUSA guaranteed all of the obligations of AHL, ALRe, AARe and AUSA under the AHL credit facility and the related loan documents, and ALRe and AARe guaranteed certain of the obligations of AHL, ALRe, AARe and AUSA under the AHL credit facility and the related loan documents. The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility. The AHL credit facility contains various standard covenants with which Athene must comply, including the following:

1. Consolidated debt to capitalization ratio not to exceed 35%;
2. Minimum consolidated net worth of no less than $14.8 billion; and
3. Restrictions on Athene’s ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the AHL credit facility.

As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the current or previous AHL credit facilities and Athene was in compliance with all financial covenants under the facilities.

AHL Liquidity Facility—On June 30, 2023, AHL and ALRe entered into a new revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent, (“AHL liquidity facility”), which replaced Athene’s previous revolving credit agreement dated as of July 1, 2022. The previous credit agreement, and the commitments under it, expired on June 30, 2023. The AHL liquidity facility is unsecured and has a commitment termination date of June 28, 2024, subject to any extensions of additional 364-day periods with consent of extending lenders and/or “term-out” of outstanding loans (by which, at Athene’s election, the outstanding loans may be converted to term loans which shall have a maturity of up to one year after the original maturity date), in each case in accordance with the terms of the AHL liquidity facility. In connection with the AHL liquidity facility, ALRe guaranteed all of the obligations of AHL under the AHL liquidity

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
facility and the related loan documents. The AHL liquidity facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility contains various standard covenants with which Athene must comply, including the following:

1. ALRe minimum consolidated net worth of no less than $8.8 billion; and
2. Restrictions on Athene’s ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on ALRe’s financial strength rating. Rates and terms are as defined in the AHL liquidity facility.

On February 7, 2023, Athene borrowed $1.0 billion from the previous AHL liquidity facility for short-term cash flow needs, which was repaid in the first quarter of 2023. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the current or previous AHL liquidity facilities and Athene was in compliance with all financial covenants under the facilities.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Asset Management	$31	$31	$62	$63
Retirement Services[1]	31	23	61	47
Total Interest Expense	$62	$54	$123	$110

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

For the three months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense of $139 million and $126 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense of $280 million and $294 million, respectively. As of June 30, 2023, there was $881 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.

Service-Based Awards

During the six months ended June 30, 2023 and 2022, the Company awarded 4.7 million and 4.6 million of service-based RSUs, respectively, with a grant date fair value of $319 million and $281 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the three months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense on service-based RSUs of $80 million and $56 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense on service-based RSUs of $148 million and $123 million, respectively.

Performance-Based Awards

During the six months ended June 30, 2023 and 2022, the Company awarded 1.3 million and 2.6 million of performance-based RSUs, respectively, with a grant date fair value of $81 million and $148 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

During the three months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense on performance-based awards of $41 million and $50 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense on performance-based awards of $96 million and $124 million, respectively.

In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics.

During the three months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense for service-based awards related to these one-time grants of $14 million and $14 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense for service-based awards related to these one-time grants of $28 million and $28 million, respectively.

During the three months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense for performance-based awards related to these one-time grants of $6 million and $6 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense for performance-based awards related to these one-time grants of $12 million and $12 million, respectively.

The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2023	18,263,875	$57.18	15,656,775	33,920,650
Granted	5,986,813	$66.83	—	5,986,813
Forfeited	(98,259)	$62.39	—	(98,259)
Vested	(3,716,445)	$48.48	3,716,445	—
Issued[1]	—	—	(6,596,312)	(6,596,312)
Balance at June 30, 2023	20,435,984	61.62	12,776,908	33,212,892

[1] Refers to issued shares that became freely transferable in 2023.

Restricted Stock Awards

During the six months ended June 30, 2023 and 2022, the Company awarded 0.3 million and 0.5 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $23 million and $31 million, respectively.

During the three months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $11 million and $14 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $21 million and $33 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three and six months ended June 30, 2023 and 2022, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.

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

The table below outlines the share activity for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
	2023	2022
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	5,623,962	5,409,467
Shares issued to Apollo Opportunity Foundation[2]	—	200,000
Reduction of shares of common stock issued[3]	(2,358,570)	(2,442,133)
Shares of common stock purchased related to share issuances and forfeitures[4]	(160,545)	(219,633)
Issuance of shares of common stock for equity-based awards	3,104,847	2,947,701

[1] The gross value of shares issued was $392 million and $347 million for the six months ended June 30, 2023 and 2022, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Shares issued to Apollo Opportunity Foundation in connection with an irrevocable pledge to contribute 1.7 million shares of common stock. The gross value of shares issued for the six months ended June 30, 2022 totaled $10.4 million.

[3] Cash paid for tax liabilities associated with net share settlement was $166 million and $158 million for the six months ended June 30, 2023 and 2022, respectively.
[4] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the six months ended June 30, 2023 and 2022, Apollo issued 338,885 and 472,774 of such restricted shares and 160,545 and 219,633 of such RSUs under the Equity Plan, respectively, and repurchased 499,430 and 692,407 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively.

During the six months ended June 30, 2023 and 2022, 7,386,570 and 6,889,593 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, and such shares were subsequently canceled by the Company. The Company paid $501 million and $394 million for these open market share repurchases during the six months ended June 30, 2023 and 2022, respectively.

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

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions	Distribution Equivalents on Participating Securities
February 11, 2022	$0.40	February 28, 2022	$229	$—	$229	$12
May 5, 2022	0.40	May 31, 2022	229	—	229	12
August 4, 2022	0.40	August 31, 2022	229	—	229	11
November 2, 2022	0.40	November 30, 2022	229	—	229	11
Year ended December 31, 2022	$1.60		$916	$—	$916	$46
February 9, 2023	$0.40	February 28, 2023	$229	$—	$229	$12
May 9, 2023	0.43	May 31, 2023	244	—	244	12
Six months ended June 30, 2023	$0.83		$473	$—	$473	$24

Accumulated Other Comprehensive Income (Loss)

The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2023	$(10,882)	$(467)	$110	$4,735	$355	$(13)	$(6,162)
Other comprehensive income (loss) before reclassifications	(829)	55	(213)	813	(55)	11	(218)
Less: Reclassification adjustments for gains (losses) realized[1]	(63)	—	(42)	—	—	—	(105)
Less: Income tax expense (benefit)	(486)	(32)	(37)	577	(12)	1	11
Less: Other comprehensive loss attributable to non-controlling interests	(110)	(2)	(51)	263	—	6	106
Balance at June 30, 2023	$(11,052)	$(378)	$27	$4,708	$312	$(9)	$(6,392)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,568)	$(334)	$48	$5,256	$285	$(22)	$(7,335)
Other comprehensive income (loss) before reclassifications	1,358	(64)	(22)	11	34	33	1,350
Less: Reclassification adjustments for gains (losses) realized[1]	(94)	—	45	—	—	—	(49)
Less: Income tax expense (benefit)	(174)	(18)	(22)	504	6	5	301
Less: Other comprehensive income (loss) attributable to non-controlling interests	110	(2)	(24)	55	1	15	155
Balance at June 30, 2023	$(11,052)	$(378)	$27	$4,708	$312	$(9)	$(6,392)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2022	$(4,749)	$(65)	$(78)	$2,259	$309	$4	$(2,320)
Other comprehensive income (loss) before reclassifications	(7,569)	(94)	96	2,897	179	(110)	$(4,601)
Less: Reclassification adjustments for gains (losses) realized[1]	(116)	7	15	—	—	—	$(94)
Less: Income tax expense (benefit)	(1,341)	(18)	17	430	38	(4)	(878)
Less: Other comprehensive income (loss) attributable to non-controlling interests	(862)	(10)	13	647	2	(38)	(248)
Balance at June 30, 2022	$(9,999)	$(138)	$(27)	$4,079	$448	$(64)	$(5,701)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$(1)	$—	$(1)	$—	$—	$(3)	$(5)
Other comprehensive income (loss) before reclassifications	(14,215)	(191)	(31)	6,459	576	(119)	$(7,521)
Less: Reclassification adjustments for gains (losses) realized[1]	(154)	—	15	—	—	—	$(139)
Less: Income tax expense (benefit)	(2,525)	(34)	(9)	959	121	(5)	(1,493)
Less: Other comprehensive income (loss) attributable to non-controlling interests	(1,538)	(19)	(11)	1,421	7	(53)	(193)
Balance at June 30, 2022	$(9,999)	$(138)	$(27)	$4,079	$448	$(64)	$(5,701)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$599	$(1,637)	$1,609	$(2,038)
Dividends declared on common stock[1]	(244)	(229)	(473)	(458)
Dividends on participating securities[2]	(12)	(12)	(24)	(24)
Earnings allocable to participating securities[3]	(10)	—	(31)	—
Undistributed income (loss) attributable to common stockholders: Basic	333	(1,878)	1,081	(2,520)
Denominator:
Weighted average number of shares of common stock outstanding: Basic and Diluted	578,975,612	584,773,771	581,531,570	585,630,085
Net income (loss) per share of common stock: Basic and Diluted[4]
Distributed income	$0.43	$0.40	$0.83	$0.80
Undistributed income (loss)	0.57	(3.22)	1.84	(4.32)
Net income (loss) per share of common stock: Basic and Diluted	$1.00	$(2.82)	$2.67	$(3.52)

[1] See note 15 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
3 No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
[4] For the three and six months ended June 30, 2023 and 2022, all of the classes of securities were determined to be anti-dilutive.

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

The following table summarizes the anti-dilutive securities:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted average unvested RSUs	15,885,511	14,013,743	14,975,982	12,945,436
Weighted average unexercised options	2,178,359	2,424,407	2,244,803	2,424,407
Weighted average unexercised warrants	5,065,938	2,600,000	4,452,859	1,953,591
Weighted average unvested restricted shares	1,765,935	2,275,962	1,742,712	2,271,481
Weighted average contingent shares outstanding	—	204,940	63,322	102,470

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

Due from related parties and Due to related parties consisted of the following as of June 30, 2023 and December 31, 2022:

(In millions)	June 30, 2023	December 31, 2022
Due from Related Parties:
Due from funds[1]	$317	$269
Due from portfolio companies	85	106
Due from employees and former employees	101	90
Total Due from Related Parties	$503	$465
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners[2]	$736	$874
Due to funds	156	124
Total Due to Related Parties	$892	$998

[1] Includes $34 million and $43 million as of June 30, 2023 and December 31, 2022, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes $263 million and $351 million as of June 30, 2023 and December 31, 2022, respectively, related to the AOG Unit Payment, payable in equal quarterly installments through December 31, 2024.

Tax Receivable Agreement

Prior to the consummation of the Mergers, each of the Former Managing Partners and Contributing Partners had the right to exchange vested AOG Units for Class A shares, subject to certain restrictions. All Apollo Operating Group entities have made, or will make, an election under Section 754 of the U.S. Internal Revenue Code (“IRC”), which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group entities at the time an exchange was made. The election results in an increase to the tax basis of underlying assets which will reduce the amount of gain and associated tax that AGM and its subsidiaries will otherwise be required to pay in the future.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2023, the outstanding payable amount due to Former Managing Partners and Contributing Partners was $263 million, which is payable in equal quarterly installments through December 31, 2024.

Due from Employees and Former Employees

As of June 30, 2023 and December 31, 2022, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of June 30, 2023 and December 31, 2022, the balance includes interest-bearing employee loans receivable of $11 million and $9 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $83 million and $72 million at June 30, 2023 and December 31, 2022, respectively.

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

Apollo recorded an indemnification liability of $13 million and $13 million as of June 30, 2023 and December 31, 2022, respectively.

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
Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $134 million and $107 million as of June 30, 2023 and December 31, 2022, respectively.

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). AAM and its subsidiaries had equity commitments outstanding to Athora of up to $349 million as of June 30, 2023, subject to certain conditions.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of June 30, 2023. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of June 30, 2023.

MidCap Financial

During the three months ended June 30, 2023, the Company modified a performance allocation arrangement with MidCap Financial which included a reversal of unrealized performance allocations of $124 million. This resulted in a modification to the calculation of performance allocations beginning in June 2023 to be based solely on net income.

Investment in SPACs

In October 2020, APSG I, a SPAC sponsored by Apollo, completed an IPO, ultimately raising total gross proceeds of $817 million. APSG Sponsor, L.P., a subsidiary of Apollo, held Class B ordinary shares of APSG I, and consolidated it as a VIE. In May 2022, APSG I completed a business combination with American Express Global Business Travel. As a result of the business combination, Apollo no longer consolidates APSG I as a VIE. The deconsolidation resulted in an unrealized gain of $162 million, which includes $82 million of unrealized gains related to previously held Class B ordinary shares, which converted to Class A ordinary shares of the newly merged entity, presented in net gains from investment activities within Other income (loss) - Asset Management in the condensed consolidated statements of operations for the three and six months ended June 30, 2022. Apollo continues to hold a non-controlling interest in the merged entity at fair value, elected under the fair value option, which is primarily presented within Investments (Asset Management) in the condensed consolidated statements of financial condition.

On February 12, 2021, APSG II, a SPAC sponsored by Apollo, completed an IPO, raising total gross proceeds of $690 million. APSG Sponsor II, L.P., a subsidiary of Apollo, holds Class B ordinary shares of APSG II, and consolidates APSG II as a VIE. In May 2023, APSG II amended its articles of association and now has until February 12, 2024 to complete an initial business combination. Also in May 2023, shareholders holding an aggregate of 51,089,882 of APSG II’s Class A ordinary shares exercised their right to redeem their shares. Following such redemptions, 17,910,118 Class A ordinary shares remain outstanding and approximately $186 million remained in APSG II’s trust account as of June 30, 2023.

On July 13, 2021, Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a SPAC sponsored by Apollo, completed an IPO, ultimately raising total gross proceeds of $345 million. Acropolis Infrastructure Acquisition Sponsor, L.P., a subsidiary of Apollo, holds Class B common stock of Acropolis, and consolidates Acropolis as a VIE. In June 2023, Acropolis amended its certificate of incorporation and now has until July 13, 2024 to complete an initial business combination. Also in June 2023, shareholders holding an aggregate of 26,499,201 shares of Acropolis’ Class A common stock exercised their right to redeem their shares. Following such redemptions, 8,000,799 shares of Class A common stock remain outstanding and approximately $83 million remained in Acropolis’ trust account as of June 30, 2023.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Retirement Services

AAA

Athene consolidates AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which Athene and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, the Company believes AAA enhances its ability to increase alternative assets under management by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022. During the second quarter of 2022, Athene contributed $7,845 million of certain of its alternative investments to AAA in exchange for limited partnership interests in AAA.

Wheels Donlen

Athene has a limited partnership investment in Athene Freedom Parent, LP (“Athene Freedom”), for which Apollo is the general partner, and which Athene contributed to AAA during the second quarter of 2022. Athene Freedom indirectly invests in both Wheels, Inc. (“Wheels”) and Donlen, LLC (“Donlen”). During the fourth quarter of 2022, Athene Freedom also invested in LeasePlan USA, Inc. (“LeasePlan). As of June 30, 2023 and December 31, 2022, Athene owned $1,493 million and $1,024 million, respectively, of AFS securities issued by Wheels, Donlen and LeasePlan, which are held as investments in related parties on the condensed consolidated statements of financial condition.

Athora

Athene has a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of June 30, 2023, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

(In millions)	June 30, 2023	December 31, 2022
Investment fund	$1,061	$959
Non-redeemable preferred equity securities	247	273
Total investment in Athora	$1,308	$1,232

Additionally, as of June 30, 2023 and December 31, 2022, Athene had $60 million and $59 million, respectively, of funding agreements outstanding to Athora. Athene also has commitments to make additional investments in Athora of $529 million as of June 30, 2023.

Catalina

Athene has an investment in Apollo Rose II (B) (“Apollo Rose”) which Athene consolidates as a VIE. Apollo Rose holds equity interests in Catalina Holdings (Bermuda) Ltd. (“Catalina”). During the fourth quarter of 2022, Athene entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., which is a subsidiary of Catalina, to cede certain inforce funding agreements. Athene elected the fair value option on this agreement and had a liability of $209 million and $142

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
million as of June 30, 2023 and December 31, 2022, respectively, which is included in other liabilities on the condensed consolidated statements of financial condition.

Venerable

Athene has coinsurance and modco agreements with Venerable Insurance and Annuity Company (“VIAC”). Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represent a portion of their business that was subject to those coinsurance and modco agreements. Athene expects to recognize a gain of approximately $550 to $590 million under U.S. GAAP in the third quarter of 2023 as a result of the settlement of the recapture agreement. As a result of Athene’s intent to transfer the assets supporting this business to VIAC in connection with the recapture, Athene was required by U.S. GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023, which are expected to be more than offset by the gain on the settlement of the recapture agreement. VIAC is a related party due to Athene’s minority equity investment in its holding company’s parent, VA Capital Company LLC (“VA Capital”), which was $214 million and $240 million as of June 30, 2023 and December 31, 2022, respectively. The minority equity investment in VA Capital is included in investments in related parties on the condensed consolidated statements of financial condition and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC.

Additionally, Athene has term loans receivable from Venerable due in 2033, which is included in investments in related parties on the condensed consolidated statements of financial condition. The loans are held at fair value and were $343 million and $303 million as of June 30, 2023 and December 31, 2022, respectively. While management views the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the term loans to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

PK AirFinance

Athene has investments in PK AirFinance (“PK Air”), an aviation lending business with a portfolio of loans (“Aviation Loans”). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (“SPV”) for which Apollo acts as ABS manager (“ABS-SPV”). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. Athene has purchased both senior and subordinated notes of PK Air, which are included in investments in related parties on the condensed consolidated statements of financial condition. During the first quarter of 2022, Athene contributed its investment in the subordinated notes to PK Air Holdings, LP, and then contributed PK Air Holdings, LP to AAA during the second quarter of 2022. As of June 30, 2023 and December 31, 2022, Athene held $1.7 billion and $1.2 billion, respectively, of PK Air senior notes and had commitments to make additional investments in PK Air of $1.5 billion as of June 30, 2023.

Apollo/Athene Dedicated Investment Programs

Athene’s subsidiary, ACRA 1 is partially owned by ADIP 1, a fund managed by Apollo. Athene’s subsidiary, ALRe, currently holds 36.55% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP 1 holding the remaining 63.45% of the economic interests. During the three months ended June 30, 2023 and 2022, Athene received capital contributions of $0 million and $400 million, respectively, from ADIP 1, and paid dividends of $0 million and $0 million, respectively, to ADIP 1. During the six months ended June 30, 2023 and 2022, Athene received capital contributions of $0 million and $711 million, respectively, from ADIP 1 and paid dividends of $127 million and $0 million, respectively, to ADIP 1.

Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP 2, a fund managed by Apollo, for $640 million. ALRe holds all of ACRA 2’s voting interests.

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, through its investment in AAA and, as of June 30, 2023 and December 31, 2022, also had $1,004 million and $0 million, respectively, of AFS securities issued by Atlas. Athene had $861 million and $0 million of reverse repurchase agreements issued by Atlas as of June 30, 2023 and December 31, 2022, respectively. See note 18 for further information on assurance letters issued in support of Atlas.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
18. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $696 million as of June 30, 2023 related to the funds it manages. Separately, Athene had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $20.6 billion as of June 30, 2023. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2023 and that could be reversed approximates $4.9 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of June 30, 2023, there were no open underwriting commitments.

As of June 30, 2023, one of the Company’s subsidiaries had unfunded contingent commitments of $46 million, to facilitate fundings at closing by the lead arrangers for a syndicated term loan issued by a portfolio company of a fund managed by Apollo. The commitments expire on August 10, 2023. As of August 3, 2023, the unfunded commitments were approximately $0.2 million.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of June 30, 2023, the Apollo Capital Markets Partnership had funded commitments of $1.39 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $52 million and $55 million as of June 30, 2023 and December 31, 2022, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense in the condensed consolidated statements of operations.

In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay its former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. This obligation was determined based on the present value of estimated future performance relative to such thresholds and is recorded in other liabilities. The fair value of the remaining contingent obligation was $17 million and $31 million as of June 30, 2023 and December 31, 2022, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the respective thresholds are met such that the contingencies are satisfied. The changes in the fair value of the Griffin Capital contingent consideration obligation are reflected in other income (loss) in the condensed consolidated statements of income.

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2023 and December 31, 2022, Athene had $4.8 billion and $3.7 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a funding agreement backed notes (“FABN”) program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of June 30, 2023 and December 31, 2022, Athene had $20.3 billion and $21.0 billion, respectively, of board-authorized FABN funding agreements outstanding. Athene had $14.4 billion of board-authorized FABN capacity remaining as of June 30, 2023.

Athene established a secured funding agreement backed repurchase agreement (“FABR”) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special purpose entity to purchase funding agreements from Athene. As of June 30, 2023 and December 31, 2022, Athene had $3.0 billion and $3.0 billion, respectively, of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s total restricted assets included on the condensed consolidated statements of financial condition are as follows:

(In millions)	June 30, 2023	December 31, 2022
AFS securities	$23,477	$15,366
Trading securities	139	55
Equity securities	75	38
Mortgage loans	8,872	8,849
Investment funds	127	103
Derivative assets	93	65
Short-term investments	69	120
Other investments	210	170
Restricted cash and cash equivalents	2,203	628
Total restricted assets	$35,265	$25,394

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Letters of Credit

Athene has undrawn letters of credit totaling $1.3 billion as of June 30, 2023. These letters of credit were issued for Athene’s reinsurance program and have expirations through July 28, 2025.

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

On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AAM, a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. The complaint was determined by a bankruptcy court to be void ab initio because it asserted claims that were property of CIL’s bankruptcy estate. On December 7, 2018, McEvoy revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserted, among other things, claims for violations of the Investment Advisers Act of 1940 (as amended, the “Investment Advisers Act”), breach of fiduciary duties, and breach of contract. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations. After extensive motion practice, the District Court granted defendants’ motion for summary judgment on statute of limitations grounds on March 10, 2022 and entered judgment in defendants’ favor. Plaintiff appealed the District Court’s decision to the United States Court of Appeals for the Eleventh Circuit. On March 30, 2023, the Eleventh Circuit affirmed the District Court’s decision, and subsequently denied Plaintiffs’ motion for rehearing on May 1, 2023. This matter is now concluded.

On December 21, 2017, several entities referred to collectively as “Harbinger” commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants AAM, and funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”), among others. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology. The complaint further alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020). The complaint adds eight new defendants and three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy CCTV One Four Holdings, LLC (“CCTV”) to support SkyTerra’s network even though they allegedly knew that the network had material defects. On November 23, 2020, Defendants refiled a bankruptcy motion, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the bankruptcy court on the bankruptcy motion. On February 1, 2021, the bankruptcy court denied the bankruptcy motion. Defendants filed their motions to dismiss the New York Supreme Court action on March 31, 2021, which were granted in part and denied in part on May 23, 2023. The court granted in full the Defendants’ motion to dismiss Harbinger’s complaint as time-barred and denied as moot the Defendants’ motion to dismiss the complaint for failure to state a claim. Plaintiffs have appealed the court’s decision. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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

On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserted claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserted a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim against PlayAGS and two of PlayAGS’s executives to proceed. No reasonable estimate of possible loss, if any, can be made at this time.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following presents financial data for the Company’s reportable segments.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Asset Management
Management fees[1]	$620	$522	$1,197	$1,027
Capital solutions fees and other, net	138	103	276	167
Fee-related performance fees	35	12	62	26
Fee-related compensation	(212)	(187)	(423)	(362)
Other operating expenses	(139)	(109)	(273)	(207)
Fee Related Earnings	442	341	839	651

Retirement Services
Fixed income and other investment income, net	2,207	1,302	4,164	2,509
Alternative investment income, net	259	186	444	634
Strategic capital management fees	16	13	30	25
Cost of funds	(1,437)	(873)	(2,672)	(1,695)
Other operating expenses	(117)	(109)	(241)	(218)
Interest and other financing costs	(129)	(64)	(238)	(126)
Spread Related Earnings	799	455	1,487	1,129

Principal Investing
Realized performance fees	177	151	341	278
Realized investment income	2	37	30	263
Principal investing compensation	(145)	(155)	(315)	(311)
Other operating expenses	(14)	(13)	(28)	(23)
Principal Investing Income	20	20	28	207

Segment Income	$1,261	$816	$2,354	$1,987

Segment Assets:	June 30, 2023	December 31, 2022
Asset Management	$2,081	$1,918
Retirement Services	264,792	240,483
Principal Investing	8,270	8,099
Total Assets[2]	$275,143	$250,500

[1] Includes intersegment management fees from Retirement Services of $232 million and $448 million for the three and six months ended June 30, 2023, respectively, and $181 million and $363 million for the three and six months ended June 30, 2022, respectively.

[2] Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.
The following reconciles total consolidated revenues to total asset management fee related revenues:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Total Consolidated Revenues	$13,702	$2,286	$19,003	$3,148
Retirement services GAAP revenue	(12,916)	(1,994)	(17,181)	(1,747)
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	(94)	(38)	(163)	(79)
Adjustments related to consolidated funds and VIEs[1]	3	(5)	2	71
Performance fees	(90)	336	(491)	(235)
Principal investment income	(44)	(129)	(83)	(301)
Retirement services management fees	232	181	448	363
Total Asset Management Fee Related Revenues	$793	$637	$1,535	$1,220

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Income (loss) before income tax provision (benefit)	$951	$(2,987)	$2,742	$(4,531)
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	57	67	124	164
Equity-based compensation	58	37	110	93
Transaction-related charges[2]	(4)	—	(7)	(1)
Merger-related transaction and integration costs[3]	5	18	12	36
(Gains) losses from change in tax receivable agreement liability	—	—	—	14
Net (income) loss attributable to non-controlling interests in consolidated entities	(192)	960	(715)	1,609
Unrealized performance fees	86	488	(153)	43
Unrealized profit sharing expense	1	(188)	136	3
HoldCo interest and other financing costs[4]	20	35	41	74
Unrealized principal investment income (loss)	(29)	(72)	(39)	10
Unrealized net (gains) losses from investment activities and other	8	(139)	20	(157)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	563	2,841	166	5,477
Non-operating change in insurance liabilities and related derivatives	(304)	(290)	(169)	(939)
Integration, restructuring and other non-operating expenses	28	33	57	67
Equity-based compensation	13	13	29	25
Segment Income	$1,261	$816	$2,354	$1,987

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
[4] Represents interest and other financing costs related to AGM not attributable to any specific segment.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	June 30, 2023	December 31, 2022
Total reportable segment assets	$275,143	$250,500
Adjustments[1]	6,841	6,717
Total assets	$281,984	$257,217

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

20. Subsequent Events

Dividends

On August 3, 2023, the Company declared a cash dividend of $0.43 per share of common stock, which will be paid on August 31, 2023 to holders of record at the close of business on August 18, 2023.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$1,469	$—	$—	$1,469
Restricted cash and cash equivalents	2	268	—	270
Investments	5,644	—	(146)	5,498
Assets of consolidated variable interest entities
Cash and cash equivalents	—	119	—	119
Investments	—	3,009	(36)	2,973
Other assets	—	58	(38)	20
Due from related parties	535	—	(32)	503
Goodwill	264	—	—	264
Other assets	2,429	3	—	2,432
	10,343	3,457	(252)	13,548
Retirement Services
Cash and cash equivalents	10,601	—	—	10,601
Restricted cash and cash equivalents	2,203	—	—	2,203
Investments	187,552	—	—	187,552
Investments in related parties	40,080	—	(12,310)	27,770
Assets of consolidated variable interest entities
Cash and cash equivalents	—	122	—	122
Investments	1,479	16,564	(812)	17,231
Other assets	7	113	(4)	116
Reinsurance recoverable	4,236	—	—	4,236
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,166	—	—	5,166
Goodwill	4,065	—	—	4,065
Other assets	9,405	—	(31)	9,374
	264,794	16,799	(13,157)	268,436
Total Assets	$275,137	$20,256	$(13,409)	$281,984

				(Continued)

	June 30, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,237	$49	$—	$3,286
Due to related parties	929	10	(47)	892
Debt	2,812	—	—	2,812
Liabilities of consolidated variable interest entities
Notes payable	—	976	(708)	268
Other liabilities	(1)	1,498	(4)	1,493
	6,977	2,533	(759)	8,751
Retirement Services
Interest sensitive contract liabilities	184,359	—	—	184,359
Future policy benefits	50,284	—	—	50,284
Market risk benefits	3,195	—	—	3,195
Debt	3,642	—	—	3,642
Payables for collateral on derivatives and securities to repurchase	9,845	—	—	9,845
Other liabilities	3,392	—	—	3,392
Liabilities of consolidated variable interest entities
Other liabilities	119	1,070	—	1,189
	254,836	1,070	—	255,906
Total Liabilities	261,813	3,603	(759)	264,657
Commitments and Contingencies (note 18)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	280	5	285
Equity
Additional paid in capital	14,542	(88)	14	14,468
Retained earnings (accumulated deficit)	185	12,549	(12,581)	153
Accumulated other comprehensive income (loss)	(6,392)	(25)	25	(6,392)
Total AGM Stockholders’ Equity	8,335	12,436	(12,542)	8,229
Non-controlling interests	4,989	3,937	(113)	8,813
Total Equity	13,324	16,373	(12,655)	17,042
Total Liabilities, Redeemable non-controlling interests and Equity	$275,137	$20,256	$(13,409)	$281,984

				(Concluded)

	December 31, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$1,201	$—	$—	$1,201
Restricted cash and cash equivalents	2	1,046	—	1,048
Investments	5,713	—	(131)	5,582
Assets of consolidated variable interest entities
Cash and cash equivalents	—	110	—	110
Investments	—	2,371	(2)	2,369
Other assets	—	88	(58)	30
Due from related parties	504	1	(40)	465
Goodwill	264	—	—	264
Other assets	2,321	12	—	2,333
	10,005	3,628	(231)	13,402
Retirement Services
Cash and cash equivalents	7,779	—	—	7,779
Restricted cash and cash equivalents	628	—	—	628
Investments	172,488	—	—	172,488
Investments in related parties	35,286	—	(11,326)	23,960
Assets of consolidated variable interest entities
Cash and cash equivalents	—	362	—	362
Investments	1,492	14,207	—	15,699
Other assets	8	104	—	112
Reinsurance recoverable	4,358	—	—	4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,466	—	—	4,466
Goodwill	4,058	—	—	4,058
Other assets	9,919	—	(14)	9,905
	240,482	14,673	(11,340)	243,815
Total Assets	$250,487	$18,301	$(11,571)	$257,217

				(Continued)

	December 31, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$2,915	$61	$(1)	$2,975
Due to related parties	1,056	8	(66)	998
Debt	2,814	—	—	2,814
Liabilities of consolidated variable interest entities
Notes payable	—	50	—	50
Other liabilities	—	1,899	—	1,899
	6,785	2,018	(67)	8,736
Retirement Services
Interest sensitive contract liabilities	173,616	—	—	173,616
Future policy benefits	42,110	—	—	42,110
Market risk benefits	2,970	—	—	2,970
Debt	3,658	—	—	3,658
Payables for collateral on derivatives and securities to repurchase	6,707	—	—	6,707
Other liabilities	3,213	—	—	3,213
Liabilities of consolidated variable interest entities
Other liabilities	124	691	(6)	809
	232,398	691	(6)	233,083
Total Liabilities	239,183	2,709	(73)	241,819
Commitments and Contingencies (note 18)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	1,027	5	1,032
Equity
Additional paid in capital	15,040	(72)	14	14,982
Retained earnings (accumulated deficit)	(1,002)	11,734	(11,739)	(1,007)
Accumulated other comprehensive income (loss)	(7,337)	(34)	36	(7,335)
Total AGM Stockholders’ Equity	6,701	11,628	(11,689)	6,640
Non-controlling interests	4,603	2,937	186	7,726
Total Equity	11,304	14,565	(11,503)	14,366
Total Liabilities, Redeemable non-controlling interests and Equity	$250,487	$18,301	$(11,571)	$257,217

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

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of June 30, 2023, Apollo had a team of 4,575 employees, including 1,921 employees of Athene.

Asset Management

Our Asset Management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of June 30, 2023, we had total AUM of $617 billion.

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

Yield

Yield is our largest asset management strategy with $450 billion of AUM as of June 30, 2023. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 5% gross Return on Equity (“ROE”) and 4% net ROE annualized through June 30, 2023.

Hybrid

Our hybrid strategy, with $62 billion of AUM as of June 30, 2023, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes.

The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and a 7% net ROE annualized and the hybrid value funds we manage have generated a 20% gross IRR and a 16% net IRR from inception through June 30, 2023.

Equity

Our equity strategy manages $105 billion of AUM as of June 30, 2023. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through June 30, 2023.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. The global financial system has experienced increased volatility in 2023 due to the failure of certain financial institutions, primarily U.S. regional banks. The current macroeconomic environment, recent bank failures and consolidations, changes in business and consumer behavior and other events affecting financial institutions, have also contributed to volatility in the commercial real estate market, and concerns regarding commercial real estate liquidity, financing availability and asset values, particularly in the office subsector. The potential impacts of rising interest rates and continued deposit outflows on global markets, financial institutions and macroeconomic conditions, generally, remain uncertain. Episodes of increased economic and market volatility may continue to occur and could worsen if there are additional instances of actual or threatened bank failures. For further information on the risks related to market or economic conditions and commercial real estate, see the section entitled “Item 1A. Risk Factors” in the 2022 Annual Report.

U.S. inflation continued to recede during the second quarter of 2023, however the U.S. Federal Reserve continued its interest rate hiking cycle, given that the Consumer Price Index (“CPI”) persisted above the 2% target. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate edged down to 3.0% as of June 30, 2023, compared to 5.0% as of

March 31, 2023, as action from the U.S. Federal Reserve continues to temper inflation. While declining, the heightened U.S. inflation rate persists due to a combination of supply and demand factors. As a result, in July 2023, the Federal Reserve raised the benchmark interest rate to a target range of 5.25% to 5.50%, up from a target range of 4.75% to 5.00% in March 2023, which marked the fourth interest rate hike in 2023.

Equity market performance continued to rally during the second quarter alongside a rebound in credit markets. In the U.S., the S&P 500 Index increased by 8.3% during the second quarter of 2023, following an increase of 7.0% during the first quarter of 2023. Global equity markets also increased during the quarter, with the MSCI All Country World ex USA Index increasing 3.3%, following an increase of 8.2% in the first quarter of 2023.

Conditions in the credit markets have a significant impact on our business. Credit markets were positive in the second quarter of 2023, with the BofAML HY Master II Index increasing by 1.6%, while the S&P/LSTA Leveraged Loan Index increased by 3.3%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.4% in the second quarter of 2023, following an increase of 2.0% in the first quarter of 2023. As of July 2023, the International Monetary Fund estimated that the U.S. economy will expand by 1.8% in 2023 and 1.0% in 2024. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate increased to 3.6% as of June 30, 2023.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar weakened in the second quarter of 2023 compared to the euro and the British pound. Relative to the U.S. dollar, the euro appreciated 0.6% during the second quarter of 2023, after appreciating 1.3% in the first quarter of 2023, while the British pound appreciated 3.0% in the second quarter of 2023, after appreciating 2.1% in the first quarter of 2023. Oil finished a volatile quarter down 6.6%, after depreciating by 5.7% in the first quarter of 2023, as the general downward trend from 2022 has continued into 2023.

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

As of June 30, 2023, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Rates had a slightly less volatile second quarter of 2023 compared to the first quarter, with the U.S. 10-year Treasury yield increasing during the quarter to end the quarter at 3.81%. The U.S. 2-year and 10-year Treasury yield curves remain inverted, with the magnitude of the inversion having increased in the second quarter, which continues to drive recessionary concerns. Given these competing dynamics, it is difficult to predict the level of interest rates and the shape of the yield curve.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. As of June 30, 2023, Athene’s net invested asset portfolio included $42.8 billion of floating rate investments, or 20% of its net invested assets, and its net reserve liabilities included $14.0 billion of floating rate liabilities at notional, or 7% of its net invested assets, resulting in $28.8 billion of net floating rate assets, or 13% of its net invested assets.

If prevailing interest rates were to rise, we believe Athene’s products would be more attractive to consumers and its sales would likely increase. If prevailing interest rates were to decline, it is likely that Athene’s products would be less attractive to consumers and its sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that Athene is unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. A significant majority of Athene’s deferred annuity products have crediting rates that it may reset annually upon renewal, following the expiration of the current guaranteed period. While Athene has the contractual ability to lower these crediting rates to the guaranteed minimum levels, its willingness to do so may be limited by competitive pressures.

See “Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk,” in this report and “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our 2022 Annual Report, which include a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Overview of Results of Operations

Financial Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of June 30, 2023.

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

As of June 30, 2023, approximately 44% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 56% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in the 2022 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of June 30,	Performance Fees for the Three Months Ended June 30, 2023			Performance Fees for the Six Months Ended June 30, 2023
	2023
(in millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
AIOF I and II	$20.5	$10.5	$—	$10.5	$9.8	$—	$9.8
ANRP I, II and III[1]	34.5	(8.7)	0.8	(7.9)	(23.8)	1.2	(22.6)
EPF Funds[1]	76.5	6.9	—	6.9	4.3	—	4.3
FCI Funds	142.1	3.1	—	3.1	4.0	—	4.0
Fund IX	1,590.4	29.8	110.7	140.5	328.6	134.1	462.7
Fund VIII	142.7	(59.3)	—	(59.3)	(226.5)	118.3	(108.2)
Fund VII[2]	37.4	(1.9)	1.0	(0.9)	(2.6)	1.7	(0.9)
Fund VI	21.4	(0.1)	2.3	2.2	(0.3)	4.0	3.7
Fund IV and Fund V1	—	—	—	—	(0.1)	—	(0.1)
HVF I	46.8	3.5	9.6	13.1	3.0	20.8	23.8
Real Estate Equity	57.0	(12.7)	0.9	(11.8)	(14.0)	1.1	(12.9)
Corporate Credit	33.7	7.7	10.1	17.8	13.9	18.9	32.8
Structured Finance and ABS	96.3	12.3	7.4	19.7	20.1	15.1	35.2
Direct Origination	67.1	(159.1)	42.7	(116.4)	(147.5)	53.1	(94.4)
Other[1,3]	564.2	79.4	26.7	106.1	178.2	34.3	212.5
Total	$2,930.6	$(88.6)	$212.2	$123.6	$147.1	$402.6	$549.7
Total, net of profit sharing payable4/expense	$1,426.9	$(87.7)	$78.5	$(9.2)	$14.7	$111.4	$126.1

1 As of June 30, 2023, certain funds had $133.6 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.8 billion as of June 30, 2023.

2 As of June 30, 2023, the remaining investments and escrow cash of Fund VII was valued at 110% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2023, Fund VII had $85.5 million of gross performance fees or $48.7 million net of profit sharing, in escrow. With respect to Fund VII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreements. Performance fees receivable as of June 30, 2023 and realized performance fees for the three and six months ended June 30, 2023 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.5 billion as of June 30, 2023, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $52.0 million.

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

The following table summarizes our performance fees since inception through June 30, 2023:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
AIOF I and II	$20.5	$58.4	$78.9	$—	$48.4
ANRP I, II and III	34.5	159.1	193.6	45.1	37.8
EPF Funds	76.5	490.7	567.2	43.0	245.7
FCI Funds	142.1	24.2	166.3	—	142.1
Fund IX	1,590.4	723.6	2,314.0	—	2,028.5
Fund VIII	142.7	1,779.1	1,921.8	—	1,295.2
Fund VII	37.4	3,227.3	3,264.7	—	11.0
Fund VI	21.4	1,663.9	1,685.3	—	—
Fund IV and Fund V	—	2,053.1	2,053.1	31.4	—
HVF I	46.8	222.2	269.0	—	157.6
Real Estate Equity	57.0	69.8	126.8	7.6	61.3
Corporate Credit	33.7	928.1	961.8	—	23.9
Structured Finance and ABS	96.3	52.3	148.6	—	81.6
Direct Origination	67.1	82.2	149.3	—	23.3
Other[5]	564.2	1,713.6	2,277.8	6.5	735.7
Total	$2,930.6	$13,247.6	$16,178.2	$133.6	$4,892.1

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.09 as of June 30, 2023. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.27 as of June 30, 2023.

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

[3] Amounts were computed based on the fair value of fund investments on June 30, 2023. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at June 30, 2023. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on June 30, 2023. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

Financial Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business which is operated by Athene as of June 30, 2023.

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

Expenses

Interest sensitive contract benefits

Universal life-type policies and investment contracts include traditional deferred annuities, indexed annuities consisting of fixed indexed and index-linked variable annuities in the accumulation phase, funding agreements, immediate annuities without significant mortality risk (which include pension group annuities without life contingencies), universal life insurance, and other investment contracts inclusive of assumed endowments without significant mortality risk. Liabilities for traditional deferred annuities, indexed annuities, funding agreements and universal life insurance are carried at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic which is carried at fair value. Fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts contain an embedded derivative. Benefit reserves for fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts are reported as the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. Certain contracts are offered with additional contract features that meet the definition of a market risk benefit. See “—Market risk benefits remeasurement (gains) losses” below for further information.

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

Policy and other operating expenses

Policy and other operating expenses include normal operating expenses, policy acquisition expenses, interest expense, dividends to policyholders, integration, restructuring and other non-operating expenses, and stock compensation expenses.

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

Results of Operations

Below is a discussion of our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(In millions)				(In millions)
Revenues
Asset Management
Management fees	$452	$375	$77	20.5%	$866	$711	$155	21.8%
Advisory and transaction fees, net	170	110	60	54.5	325	176	149	84.7
Investment income (loss)	138	(195)	333	NM	590	506	84	16.6
Incentive fees	26	2	24	NM	41	8	33	412.5
	786	292	494	169.2	1,822	1,401	421	30.0
Retirement Services
Premiums	9,041	5,614	3,427	61.0	9,137	7,724	1,413	18.3
Product charges	207	175	32	18.3	405	341	64	18.8
Net investment income	2,948	1,903	1,045	54.9	5,560	3,634	1,926	53.0
Investment related gains (losses)	366	(5,745)	6,111	NM	1,431	(9,975)	11,406	NM
Revenues of consolidated variable interest entities	347	55	292	NM	628	34	594	NM
Other revenues	7	(8)	15	NM	20	(11)	31	NM
	12,916	1,994	10,922	NM	17,181	1,747	15,434	NM
Total Revenues	13,702	2,286	11,416	499.4	19,003	3,148	15,855	NM
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	257	234	23	9.8	512	452	60	13.3
Equity-based compensation	126	113	13	11.5	250	269	(19)	(7.1)
Profit sharing expense	133	(38)	171	NM	424	322	102	31.7
Total compensation and benefits	516	309	207	67.0	1,186	1,043	143	13.7
Interest expense	31	31	—	—	62	63	(1)	(1.6)
General, administrative and other	226	157	69	43.9	423	305	118	38.7
	773	497	276	55.5	1,671	1,411	260	18.4
Retirement Services
Interest sensitive contract benefits	2,012	(653)	2,665	NM	3,301	(752)	4,053	NM
Future policy and other policy benefits	9,512	5,776	3,736	64.7	9,978	7,960	2,018	25.4
Market risk benefits remeasurement (gains) losses	(71)	(609)	538	(88.3)	275	(1,231)	1,506	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	153	108	45	41.7	291	206	85	41.3
Policy and other operating expenses	452	334	118	35.3	889	643	246	38.3
	12,058	4,956	7,102	143.3	14,734	6,826	7,908	115.9
Total Expenses	12,831	5,453	7,378	135.3	16,405	8,237	8,168	99.2

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(In millions)				(In millions)
Other income (loss) – Asset Management
Net gains (losses) from investment activities	20	146	(126)	(86.3)	18	180	(162)	(90.0)
Net gains (losses) from investment activities of consolidated variable interest entities	12	13	(1)	(7.7)	46	380	(334)	(87.9)
Other income (loss), net	48	21	27	128.6	80	(2)	82	NM
Total Other income (loss)	80	180	(100)	(55.6)	144	558	(414)	(74.2)
Income (loss) before income tax (provision) benefit	951	(2,987)	3,938	NM	2,742	(4,531)	7,273	NM
Income tax (provision) benefit	(201)	381	(582)	NM	(454)	866	(1,320)	NM
Net income (loss)	750	(2,606)	3,356	NM	2,288	(3,665)	5,953	NM
Net (income) loss attributable to non-controlling interests	(151)	969	(1,120)	NM	(679)	1,627	(2,306)	NM
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$599	$(1,637)	$2,236	NM	$1,609	$(2,038)	$3,647	NM

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

In this section, references to 2023 refer to the three months ended June 30, 2023 and references to 2022 refer to the three months ended June 30, 2022.

Asset Management

Revenues

Revenues were $786 million in 2023, an increase of $494 million from $292 million in 2022, primarily driven by higher investment income. Investment income increased $333 million in 2023 to $138 million compared to a loss of $195 million in 2022. The increase in investment income of $333 million in 2023 was driven by an increase in performance allocations of $423 million, partially offset by a decrease in principal investment income of $90 million.

Significant drivers for performance allocations in 2023 were performance allocations earned from Fund IX, Credit Strategies, Redding Ridge Holdings and HVF I of $144 million, $27 million, $17 million and $14 million, respectively, partially offset by performance allocation losses from MidCap Financial of $123 million. The performance allocation losses in 2022 were primarily driven by losses of $329 million from Fund VIII.

See below for details on the respective performance allocations in 2023.

The performance allocations earned from Fund IX in 2023 were primarily driven by appreciation and realization of the fund’s investments in the media, telecom and technology, and leisure sectors.

The performance allocations earned from Credit Strategies in 2023 were primarily driven by the net income generated by the fund’s investments.

The performance allocations earned from Redding Ridge Holdings in 2023 were primarily driven by new CLO issuances and accumulation of warehouse assets.

The performance allocations earned from HVF I in 2023 were primarily driven by appreciation and realization of the fund’s investments in the leisure, consumer and retail, and consumer services sectors.

The performance allocation losses from MidCap Financial in 2023 were primarily driven by the reversal of unrealized performance allocations in connection with the modification of a performance allocation arrangement with MidCap Financial. This resulted in a realization of performance allocations and a modification to the calculation of performance allocations beginning in June 2023 to be based solely on net income. See note 17 to the condensed consolidated financial statements for further information.

Management fees increased by $77 million to $452 million in 2023 from $375 million in 2022. The increase in management fees was primarily attributable to management fees earned from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $39 million, inclusive of Fund X catch-up fees of $18 million.

Advisory and transaction fees increased by $60 million to $170 million in 2023 from $110 million in 2022. Advisory and transaction fees earned during 2023 were primarily attributable to advisory and transaction fees earned from companies in the real estate, media, telecom and technology, manufacturing and financial services sectors.

Expenses

Expenses were $773 million in 2023, an increase of $276 million from $497 million in 2022 due to an increase in profit sharing expense of $171 million, resulting from the corresponding higher investment income during 2023. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, there was an increase in salary, bonus and benefits of $23 million due to an increase in headcount and an increase in equity-based compensation expense of $13 million in 2023. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the Co-Presidents, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $226 million in 2023, an increase of $69 million from $157 million in 2022. The increase in 2023 was primarily driven by an increase in professional fees, higher travel and entertainment expenses and an increase in technology expenses.

Other Income (Loss)

Other income (loss) was $80 million in 2023, a decrease of $100 million from $180 million in 2022. Other Income in 2022 was primarily attributable to a gain from one of the Company’s balance sheet investments and income earned as a result of APSG
I’s deconsolidation event, partially offset by foreign currency losses. Other income in 2023 was primarily attributable to interest income earned on the Company’s money market funds and U.S. Treasury securities, as a result of the rising interest rate environment, as well as interest income and net gains earned through the Company’s consolidated SPACs.

Retirement Services

Revenues

Retirement Services revenues were $12.9 billion in 2023, an increase of $10.9 billion from $2.0 billion in 2022. The increase was primarily driven by an increase in investment related gains (losses), an increase in premiums, an increase in net investment income and an increase in revenues of consolidated VIEs.

Investment related gains (losses) were $366 million in 2023, an increase of $6.1 billion from $(5.7) billion in 2022, primarily due to the changes in the fair value of FIA hedging derivatives, reinsurance assets, mortgage loans and trading and equity securities, as well as net realized gains on AFS securities compared to net realized losses in the prior year, partially offset by foreign exchange losses on derivatives. The change in fair value of FIA hedging derivatives increased $2.7 billion, primarily driven by the favorable performance of the indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 index, which increased 8.3% in 2023, compared to a decrease of 16.4% in 2022. The change in fair value of reinsurance assets increased $2.4 billion, the change in fair value of mortgage loans increased $895 million and the change in fair value of trading and equity securities increased $383 million, primarily driven by credit spread tightening in the current year compared to credit spread widening in the prior year, a smaller increase in U.S. Treasury rates compared to the prior year and more favorable economics. The favorable change in net realized gains and losses on AFS securities of $644 million was primarily related to foreign exchange impacts as foreign currencies strengthened against the U.S. dollar in comparison to the prior year. The increase in foreign exchange losses on derivatives reflects foreign currencies having strengthened against the U.S. dollar in comparison to the prior year.

Premiums were $9.0 billion in 2023, an increase of $3.4 billion from $5.6 billion in 2022, primarily driven by a $3.5 billion increase in pension group annuity premiums compared to the prior year.

Net investment income was $2.9 billion in 2023, an increase of $1.0 billion from $1.9 billion in 2022, primarily driven by higher floating rate income, growth in Athene’s investment portfolio attributed to strong net flows during the previous twelve months and higher new money rates related to higher short-term interest rates.

Revenues of consolidated VIEs were $347 million in 2023, an increase of $292 million from $55 million in 2022, primarily driven by unrealized gains on assets held by AAA and the consolidation of additional VIEs.

Expenses

Retirement Services expenses were $12.1 billion in 2023, an increase of $7.1 billion from 5.0 billion in 2022. The increase was primarily driven by an increase in future policy and other policy benefits, an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses and an increase in policy and other operating expenses.

Future policy and other policy benefits were $9.5 billion in 2023, an increase of $3.7 billion from $5.8 billion in 2022, primarily driven by a $3.5 billion increase in pension group annuity obligations, a $107 million increase in benefit payments and an increase in the AmerUs Closed Block fair value liability. The change in the AmerUs Closed Block fair value liability was primarily due to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in U.S. Treasury rates compared to the prior year.

Interest sensitive contract benefits were $2.0 billion in 2023, an increase of $2.7 billion from $(653) million in 2022, primarily driven by an increase in the change in FIA fair value embedded derivatives of $2.6 billion, an increase in rates on deferred annuity and funding agreement issuances, as well as on existing floating rate funding agreements, driven by higher U.S. Treasury rates and growth in the block of business. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 index, which increased 8.3% in 2023, compared to a decrease of 16.4% in 2022. The change in the FIA fair value embedded derivatives was also driven by the unfavorable change in discount rates used in Athene’s embedded derivative calculations as the current year experienced a smaller increase in discount rates compared to the prior year. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits.

Market risk benefits remeasurement (gains) losses were $(71) million in 2023, an increase of $538 million from $(609) million in 2022. The lower gains in 2023 were primarily driven by a less favorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $648 million less favorable compared to the prior year due to a smaller increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This was partially offset by a more favorable change in fair value of $153 million related to favorable equity market performance compared to the prior year.

Policy and other operating expenses were $452 million in 2023, an increase of $118 million from $334 million in 2022, primarily driven by an increase in interest expense related to an increase in issuances of short-term repurchase agreements compared to the prior year, higher rates on floating rate long-term repurchase agreements and the issuance of debt in the fourth quarter of 2022, as well as an increase in general operating expenses related to growth in the business.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit totaled $(201) million and $381 million in 2023 and 2022, respectively. The change to the provision was primarily related to the increase in pre-tax income and a one-time deferred tax benefit recognized in 2022 due to the Mergers. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 21.1% and 12.8% for 2023 and 2022, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 12 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

In this section, references to 2023 refer to the six months ended June 30, 2023 and references to 2022 refer to the six months ended June 30, 2022.

Asset Management

Revenues

Revenues were $1,822 million in 2023, an increase of $421 million from $1,401 million in 2022, primarily driven by an increase in management fees, advisory and transaction fees, net and investment income. Management fees increased by $155 million to $866 million in 2023 from $711 million in 2022. The increase in management fees was primarily attributable to management fees earned from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $54 million, inclusive of Fund X catch-up fees of $21 million. Management fees also benefited from increases in management fees earned from ADREF and ADCF, and Midcap Financial of $30 million and $15 million, respectively. The increases in management fees earned from ADREF and ADCF, and MidCap Financial were driven by the management fee contribution from the Griffin Capital U.S. asset management business and higher fee-generating AUM, respectively.

Advisory and transaction fees increased by $149 million to $325 million in 2023 from $176 million in 2022. Advisory and transaction fees earned during 2023 were primarily attributable to advisory and transaction fees earned from companies in the financial services, business services, real estate, media, telecom and technology and manufacturing sectors.

Investment income increased $84 million in 2023 to $590 million compared to $506 million in 2022. The increase in investment income of $84 million in 2023 was driven by an increase in performance allocations of $296 million, partially offset by a decrease in principal investment income of $212 million.

Significant drivers for performance allocations in 2023 were performance allocations primarily earned from Fund IX, Credit Strategies and Redding Ridge Holdings of $474 million, $65 million and $30 million, respectively, partially offset by performance allocation losses from Fund VIII and MidCap Financial of $112 million and $107 million, respectively.

See below for details on the respective performance allocations in 2023.

The performance allocations earned from Fund IX in 2023 were primarily driven by appreciation and realization of the fund’s investments in the media, telecom and technology, and leisure sectors.

The performance allocations earned from Credit Strategies in 2023 were primarily driven by the net income generated by the fund’s investments.
The performance allocations earned from Redding Ridge Holdings in 2023 were primarily driven by new CLO issuances and accumulation of warehouse assets.
The performance allocation losses from Fund VIII in 2023 were primarily driven by depreciation and realization of the fund’s investments in the consumer services, and media, telecom and technology sectors.

The performance allocation losses from MidCap Financial in 2023 were primarily driven by the reversal of unrealized performance allocations in connection with the modification of the performance allocation arrangement with MidCap Financial. This resulted in a realization of performance allocations and a modification to the calculation of performance allocations beginning in June 2023 to be based solely on net income. See note 17 to the condensed consolidated financial statements for further information.

The decrease in principal investment income in 2023 was driven by the depreciation in value of investments held by certain funds we manage in which the Company has a direct interest, as a result of the continued equity market volatility in 2023.

Expenses

Expenses were $1,671 million in 2023, an increase of $260 million from $1,411 million in 2022, primarily due to an increase in profit sharing expense of $102 million, resulting from the higher investment income during 2023. Additionally, there was an increase in salary, bonus and benefits of $60 million due to an increase in headcount in 2023, partially offset by a decrease in equity-based compensation expense of $19 million due to a decrease in RSU amortization.

General, administrative and other expenses were $423 million in 2023, an increase of $118 million from $305 million in 2022. The increase in 2023 was primarily driven by an increase in professional fees, higher travel and entertainment expenses, amortization expense from the Company’s commitment asset and other intangible assets, and an increase in technology expenses.

Other Income (Loss)

Other income (loss) was $144 million in 2023, a decrease of $414 million from $558 million in 2022. This decrease was primarily driven by a decrease in net gains from investment activities of consolidated VIEs of $334 million and a decrease in net gains from investment activities of $162 million. Other Income in 2022 was primarily attributable to net gains from investment activities of consolidated VIEs and income earned as a result of APSG I’s deconsolidation event. Other income in 2023 was primarily attributable to interest income earned on the Company’s money market funds and U.S. treasury securities, as a result of the rising interest rate environment, as well as interest income and net gains earned through the Company’s consolidated SPACs.

Retirement Services

Revenues

Retirement Services revenues were $17.2 billion in 2023, an increase of $15.4 billion from $1.7 billion in 2022. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income, an increase in premiums and an increase in revenues of consolidated VIEs.

Investment related gains (losses) were $1.4 billion in 2023, an increase of $11.4 billion from $(10.0) billion in 2022, primarily due to the changes in the fair value of reinsurance assets, FIA hedging derivatives, mortgage loans and trading and equity securities, as well as net realized gains on AFS securities compared to net realized losses in the prior year, partially offset by foreign exchange losses on derivatives. The change in fair value of reinsurance assets increased $5.5 billion, the change in fair value of mortgage loans increased $2.0 billion and the change in fair value of trading and equity securities increased $630 million, primarily driven by credit spread tightening in the current year compared to credit spread widening in the prior year, a smaller increase in U.S. Treasury rates compared to the prior year and more favorable economics. The change in fair value of FIA hedging derivatives increased $3.8 billion, primarily driven by the favorable performance of the indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 index, which increased 15.9% in 2023, compared to a decrease of 20.6% in 2022. The favorable change in net realized gains and losses on AFS securities of $1.0 billion was primarily related to foreign exchange impacts as foreign currencies strengthened against the U.S. dollar in comparison to the prior year. The increase in foreign exchange losses on derivatives reflects foreign currencies having strengthened against the U.S. dollar in comparison to the prior year.

Net investment income was $5.6 billion in 2023, an increase of $1.9 billion from $3.6 billion in 2022, primarily driven by higher floating rate income, growth in Athene’s investment portfolio attributed to strong net flows during the previous twelve months and higher new money rates related to higher short-term interest rates. These increases were partially offset by a decrease in alternative income due to less favorable alternative investment performance and the transfer, beginning in the second quarter of 2022, of a significant portion of Athene’s alternative investments to AAA, a consolidated VIE.

Premiums were $9.1 billion in 2023, an increase of $1.4 billion from $7.7 billion in 2022, primarily driven by a $1.6 billion increase in pension group annuity premiums compared to the prior year.

Revenues of consolidated VIEs were $628 million in 2023, an increase of $594 million from $34 million in 2022, primarily driven by unrealized gains on assets held by AAA, the consolidation of additional VIEs and a favorable change in the fair value of mortgage loans held in VIEs related to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in U.S. Treasury rates compared to the prior year.

Expenses

Retirement Services expenses were $14.7 billion in 2023, an increase of $7.9 billion from $6.8 billion in 2022. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in future policy and other policy benefits, an increase in market risk benefits remeasurement (gains) losses and an increase in policy and other operating expenses.

Interest sensitive contract benefits were $3.3 billion in 2023, an increase of $4.1 billion from $(752) million in 2022, primarily driven by an increase in the change in FIA fair value embedded derivatives of $4.1 billion, an increase in rates on deferred annuity and funding agreement issuances, as well as on existing floating rate funding agreements, driven by higher U.S. Treasury rates and growth in the block of business. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 index, which increased 15.9% in 2023, compared to a decrease of 20.6% in 2022. The change in the FIA fair value embedded derivatives was also driven by the unfavorable change in discount rates used in Athene’s embedded derivative calculations as the current year experienced a decrease in discount rates compared to an increase in discount rates in the prior year. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits.

Future policy and other policy benefits were $10.0 billion in 2023, an increase of $2.0 billion from $8.0 billion in 2022, primarily driven by a $1.6 billion increase in pension group annuity obligations, a $268 million increase in benefit payments and an increase in the AmerUs Closed Block fair value liability. The change in the AmerUs Closed Block fair value liability was primarily due to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in U.S. Treasury rates compared to the prior year.

Market risk benefits remeasurement (gains) losses were $275 million in 2023, an increase of $1.5 billion from $(1.2) billion in 2022. The losses in 2023 compared to gains in 2022 were primarily driven by a less favorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $1.6 billion less favorable compared to the prior year due to a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This was partially offset by a more favorable change in fair value of $226 million related to favorable equity market performance compared to the prior year.

Policy and other operating expenses were $889 million in 2023, an increase of $246 million from $643 million in 2022, primarily driven by an increase in interest expense related to an increase in issuances of short-term repurchase agreements compared to the prior year, higher rates on floating rate long-term repurchase agreements and the issuance of debt in the fourth quarter of 2022, as well as an increase in general operating expenses related to growth in the business.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit totaled $(454) million and $866 million in 2023 and 2022, respectively. The change to the provision was primarily related to the increase in pre-tax income and a one-time deferred tax benefit recognized in 2022 due to the Mergers. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 16.6% and 19.1% for 2023 and 2022, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) a benefit realized from the derecognition of a deferred tax liability related to the Company’s historical holdings in Athene, (ii) foreign, state and local income taxes, including NYC UBT, (iii) income attributable to non-controlling interests and (iv) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 12 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

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

Net Invested Assets

In managing its business, Athene analyzes net invested assets, which do not correspond to total Athene investments, including investments in related parties, as disclosed in the condensed consolidated statements of financial condition and notes thereto. Net invested assets represent the investments that directly back Athene’s net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which is used to analyze the profitability of Athene’s investment portfolio. Net invested assets include (a) total investments on the condensed consolidated statements of financial condition with AFS securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Athene includes the underlying investments supporting its assumed funds withheld and modco agreements in its net invested assets calculation in order to match the assets with the income received. Athene believes the adjustments for reinsurance provide a view of the assets for which it has economic exposure. Net invested assets include Athene’s proportionate share of ACRA investments, based on its economic ownership, but do not include the proportionate share of investments associated with the noncontrolling interest. Net invested assets are averaged over the number of quarters in the relevant period to compute a net investment earned rate for such period. While Athene believes net invested assets is a meaningful financial metric and enhances the understanding of the underlying drivers of its investment portfolio, it should not be used as a substitute for Athene’s total investments, including related parties, presented under U.S. GAAP.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 19 to our condensed consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(In millions)				(In millions)
Asset Management:
Management fees - Yield	$392	$342	$50	14.6%	$771	$675	$96	14.2%
Management fees - Hybrid	62	53	9	17.0	119	101	18	17.8
Management fees - Equity	166	127	39	30.7	307	251	56	22.3
Management fees	620	522	98	18.8	1,197	1,027	170	16.6
Capital solutions fees and other, net	138	103	35	34.0	276	167	109	65.3
Fee-related performance fees	35	12	23	191.7	62	26	36	138.5
Fee-related compensation	(212)	(187)	25	13.4	(423)	(362)	61	16.9
Other operating expenses	(139)	(109)	30	27.5	(273)	(207)	66	31.9
Fee Related Earnings (FRE)	$442	$341	$101	29.6%	$839	$651	$188	28.9%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

In this section, references to 2023 refer to the three months ended June 30, 2023 and references to 2022 refer to the three months ended June 30, 2022.

FRE was $442 million in 2023, an increase of $101 million compared to $341 million in 2022. This increase was primarily attributable to increases in management fees and capital solutions fees and other, net.

The increase in management fees was primarily attributable to management fees earned from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $39 million, inclusive of Fund X catch-up fees of $18 million. Management fees also benefited from increases in management fees earned from Athene of $36 million, which was primarily driven by higher fee-generating AUM as a result of growth in retirement services clients.

Capital solutions fees earned in 2023 were primarily attributable to fees earned from companies in the real estate, media, telecom and technology, manufacturing and financial services sectors.

The growth in revenues was offset, in part, by increases in other operating expenses and fee-related compensation expense associated with increased headcount to support the Company’s growth.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

In this section, references to 2023 refer to the six months ended June 30, 2023 and references to 2022 refer to the six months ended June 30, 2022.

FRE was $839 million in 2023, an increase of $188 million compared to $651 million in 2022. This increase was primarily attributable to increases in management fees and capital solutions fees and other, net.

The increase in management fees was primarily attributable to management fees earned from Athene of $58 million, which was driven by higher fee-generating AUM as a result of growth in retirement services clients. Management fees also benefited from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $54 million, inclusive of Fund X catch-up fees of $21 million.

Capital solutions fees earned in 2023 were primarily attributable to fees earned from companies in the financial services, business services, real estate, media, telecom and technology and manufacturing sectors.

The growth in revenues was offset, in part, by increases in other operating expenses and fee-related compensation expense associated with the re-basing of cost structure and increased headcount to support the Company’s growth, as well as costs associated with the acquisition of Griffin Capital’s U.S. asset management business occurring in the second quarter of 2022.

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

	As of June 30, 2023
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$52,431	$24,939	$43,560	$120,930
AUM Not Currently Generating Performance Fees	4,603	6,150	4,406	15,159
Uninvested Performance Fee-Eligible AUM	6,600	14,877	32,982	54,459
Total Performance Fee-Eligible AUM	$63,634	$45,966	$80,948	$190,548

	As of June 30, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$36,855	$12,777	$39,922	$89,554
AUM Not Currently Generating Performance Fees	11,493	12,798	3,856	28,147
Uninvested Performance Fee-Eligible AUM	4,163	16,509	17,861	38,533
Total Performance Fee-Eligible AUM	$52,511	$42,084	$61,639	$156,234

	As of December 31, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$40,169	$12,177	$42,126	$94,472
AUM Not Currently Generating Performance Fees	15,912	17,777	3,166	36,855
Uninvested Performance Fee-Eligible AUM	4,628	12,839	30,836	48,303
Total Performance Fee-Eligible AUM	$60,709	$42,793	$76,128	$179,630

[1] Performance Fee-Generating AUM of $3.7 billion, $3.1 billion and $3.9 billion as of June 30, 2023, June 30, 2022 and December 31, 2022, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of June 30, 2023
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$23,104		$25,635
Fee-Generating AUM based on invested capital	3,396	10,123	26,113		39,632
Fee-Generating AUM based on gross/adjusted assets	334,737	4,783	873		340,393
Fee-Generating AUM based on NAV	44,530	10,979	614		56,123
Total Fee-Generating AUM	$382,663	$28,416	$50,704	[1]	$461,783

[1] The weighted average remaining life of the traditional private equity funds as of June 30, 2023 was 74 months.

	As of June 30, 2022
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,552		$31,132
Fee-Generating AUM based on invested capital	2,431	7,722	13,059		23,212
Fee-Generating AUM based on gross/adjusted assets	272,211	5,035	618		277,864
Fee-Generating AUM based on NAV	39,420	8,786	380		48,586
Total Fee-Generating AUM	$314,062	$25,123	$41,609	[1]	$380,794

[1] The weighted average remaining life of the traditional private equity funds at June 30, 2022 was 59 months.

	As of December 31, 2022
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$19,434		$21,965
Fee-Generating AUM based on invested capital	3,381	9,528	26,695		39,604
Fee-Generating AUM based on gross/adjusted assets	293,240	4,827	593		298,660
Fee-Generating AUM based on NAV	42,200	9,227	431		51,858
Total Fee-Generating AUM	$338,821	$26,113	$47,153	[1]	$412,087

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2022 was 76 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $257.9 billion, $236.0 billion and $225.4 billion of AUM on behalf of Athene as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the

Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 17 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $50.6 billion, $52.6 billion and $44.1 billion of AUM on behalf of Athora as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively.

The following tables summarize changes in total AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	Three months ended June 30,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(In millions)
Change in Total AUM[1]:
Beginning of Period	$438,070	$58,955	$100,704	$597,729	$372,696	$53,740	$86,407	$512,843
Inflows	25,774	3,458	5,758	34,990	27,262	4,163	4,205	35,630
Outflows[2]	(13,658)	(263)	(509)	(14,430)	(11,045)	(291)	(3)	(11,339)
Net Flows	12,116	3,195	5,249	20,560	16,217	3,872	4,202	24,291
Realizations	(3,801)	(767)	(1,431)	(5,999)	(1,000)	(1,061)	(4,754)	(6,815)
Market Activity[3]	3,458	1,027	330	4,815	(12,160)	(431)	(2,966)	(15,557)
End of Period	$449,843	$62,410	$104,852	$617,105	$375,753	$56,120	$82,889	$514,762

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

2 Outflows for Total AUM include redemptions of $1.5 billion and $0.8 billion during the three months ended June 30, 2023 and 2022, respectively.
3 Includes foreign exchange impacts of $0.5 billion and $(4.7) billion during the three months ended June 30, 2023 and 2022, respectively.

	Six months ended June 30,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM[1]:
Beginning of Period	$392,466	$56,410	$98,771	$547,647	$360,289	$52,772	$84,491	$497,552
Inflows	76,846	6,616	8,298	91,760	54,121	6,601	5,564	66,286
Outflows[2]	(21,124)	(1,289)	(811)	(23,224)	(20,592)	(744)	(3)	(21,339)
Net Flows	55,722	5,327	7,487	68,536	33,529	5,857	5,561	44,947
Realizations	(4,985)	(1,426)	(2,917)	(9,328)	(1,626)	(2,700)	(7,000)	(11,326)
Market Activity[3]	6,640	2,099	1,511	10,250	(16,439)	191	(163)	(16,411)
End of Period	$449,843	$62,410	$104,852	$617,105	$375,753	$56,120	$82,889	$514,762

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

[2] Outflows for Total AUM include redemptions of $3.8 billion and $1.4 billion during the six months ended June 30, 2023 and 2022, respectively.
[3] Includes foreign exchange impacts of $1.5 billion and $(7.2) billion during the six months ended June 30, 2023 and 2022, respectively.

Three Months Ended June 30, 2023

Total AUM was $617.1 billion at June 30, 2023, an increase of $19.4 billion, or 3.2%, compared to $597.7 billion at March 31, 2023. The net increase was primarily due to subscriptions across the platform, growth of our retirement services AUM, and market activity specifically across the yield and hybrid strategies, partially offset by distributions, redemptions and leverage. More specifically, the net increase was due to:

•Net flows of $20.6 billion primarily attributable to:

•a $12.1 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $8.2 billion related to the growth of our retirement services clients, (ii) $6.8 billion of subscriptions mostly related to corporate fixed income, corporate credit and consumer and residential credit funds we manage; partially offset by $(1.3) billion of redemptions primarily in the corporate credit funds we manage and $(1.2) billion of change in leverage;
•a $3.2 billion increase related to funds we manage in our hybrid strategy primarily due to $2.5 billion of subscriptions across the hybrid credit funds we manage and $0.9 billion of net transfer activity; partially offset by $(0.2) billion of redemptions; and
•a $5.2 billion increase related to funds we manage in the equity strategy primarily due to $5.3 billion of subscriptions mostly from the traditional private equity funds we manage and $0.5 billion of leverage; partially offset by $(0.4) billion of net transfer activity.

•Realizations of $(6.0) billion primarily attributable to:
•$(3.8) billion related to funds we manage in our yield strategy;
•$(0.8) billion related to funds we manage in our hybrid strategy primarily consisting of $(0.3) billion related to share redemptions; and
•$(1.4) billion related to funds we manage in our equity strategy driven by distributions across our traditional private equity funds.

•Market activity of $4.8 billion, primarily attributable to:
•$3.5 billion related to funds we manage in our yield strategy primarily consisting of $2.4 billion driven by our retirement services clients; and
•$1.0 billion related to funds we manage in our hybrid strategy primarily consisting of $0.5 billion across the hybrid credit funds we manage.

Six Months Ended June 30, 2023

Total AUM was $617.1 billion at June 30, 2023, an increase of $69.5 billion, or 12.7%, compared to $547.6 billion at December 31, 2022. The net increase was primarily driven by Atlas, growth of our retirement services AUM, and subscriptions across the platform; partially offset by distributions and redemptions. More specifically, the net increase was due to:

•Net flows of $68.5 billion primarily attributable to:
•a $55.7 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $36.9 billion related to Atlas, (ii) $15.3 billion related to the growth of our retirement services clients, and (iii) $8.5 billion of subscriptions mostly related to the corporate fixed income and corporate credit funds we manage; partially offsetting these increases were $(3.4) billion of redemptions primarily in the corporate credit funds we manage;
•a $5.3 billion increase related to funds we manage in our hybrid strategy due to $5.0 billion of fundraising primarily across the financial credit instruments and hybrid credit funds we manage; and
•a $7.5 billion increase related to funds we manage in our equity strategy primarily consisting of $7.8 billion of fundraising primarily related to the traditional private equity funds we manage and leverage; partially offset by $(0.6) billion of transfer activity.

•Realizations of $(9.3) billion primarily attributable to:
•$(5.0) billion related to funds we manage in our yield strategy;
•$(1.4) billion related to funds we manage in our hybrid strategy, partially driven by distributions from the hybrid value funds we manage; and
•$(2.9) billion related to funds we manage in our equity strategy primarily consisting of distributions across the traditional private equity funds we manage.

•Market activity of $10.3 billion primarily attributable to:
•$6.6 billion related to funds we manage in our yield strategy primarily consisting of $5.4 billion related to our retirement services clients and $1.6 billion and $0.8 billion related to the corporate credit and direct origination funds we manage, respectively; offset by ($1.8) billion driven by Athora;
•$2.1 billion related to funds we manage in our hybrid strategy related to the hybrid credit funds we manage; and
•$1.5 billion related to funds we manage in our equity strategy related to the traditional private equity funds we manage.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	Three months ended June 30,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(In millions)
Change in Fee-Generating AUM[1]:
Beginning of Period	$368,237	$28,481	$48,489	$445,207	$311,318	$23,501	$40,900	$375,719
Inflows	26,300	675	3,515	30,490	21,900	2,649	1,402	25,951
Outflows[2]	(14,329)	(869)	(1,072)	(16,270)	(8,411)	(457)	(413)	(9,281)
Net Flows	11,971	(194)	2,443	14,220	13,489	2,192	989	16,670
Realizations	(346)	(223)	(237)	(806)	(367)	(309)	(157)	(833)
Market Activity[3]	2,801	352	9	3,162	(10,378)	(261)	(123)	(10,762)
End of Period	$382,663	$28,416	$50,704	$461,783	$314,062	$25,123	$41,609	$380,794

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

[2] Outflows for Fee-Generating AUM include redemptions of $1.3 billion and $0.5 billion during the three months ended June 30, 2023 and 2022, respectively.
[3] Includes foreign exchange impacts of $0.4 billion and $(3.8) billion during the three months ended June 30, 2023 and 2022, respectively.

	Six months ended June 30,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM[1]:
Beginning of Period	$338,821	$26,113	$47,153	$412,087	$307,306	$21,845	$39,950	$369,101
Inflows	61,074	2,963	5,279	69,316	38,352	5,160	2,710	46,222
Outflows[2]	(22,537)	(1,130)	(1,162)	(24,829)	(17,183)	(757)	(482)	(18,422)
Net Flows	38,537	1,833	4,117	44,487	21,169	4,403	2,228	27,800
Realizations	(733)	(379)	(554)	(1,666)	(676)	(891)	(420)	(1,987)
Market Activity[3]	6,038	849	(12)	6,875	(13,737)	(234)	(149)	(14,120)
End of Period	$382,663	$28,416	$50,704	$461,783	$314,062	$25,123	$41,609	$380,794

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

[2] Outflows for Fee-Generating AUM include redemptions of $3.6 billion and $0.9 billion during the six months ended June 30, 2023 and 2022, respectively.
[3] Includes foreign exchange impacts of $1.1 billion and $(5.7) billion during the six months ended June 30, 2023 and 2022, respectively.

Three Months Ended June 30, 2023

Total Fee-Generating AUM was $461.8 billion at June 30, 2023, an increase of $16.6 billion, or 3.7%, compared to $445.2 billion at March 31, 2023. The net increase was primarily due to growth of our retirement services AUM, fundraising and market activity primarily in our yield strategy, partially offset by redemptions and leverage. More specifically, the net increase was due to:

•Net flows of $14.2 billion primarily attributable to:
•a $12.0 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $8.2 billion related to the growth of our retirement services clients, (ii) $6.4 billion of subscriptions primarily related to corporate fixed income, corporate credit and consumer and residential credit funds we manage; partially offset by redemptions primarily related to the corporate credit funds we manage;

•a $(0.2) billion decrease related to funds we manage in our hybrid strategy primarily due to recallable distributions related to hybrid credit and hybrid value funds we manage, partially offset by $0.2 billion of subscriptions related to hybrid credit and hybrid real estate funds we manage; and
•a $2.4 billion increase related to funds we manage in our equity strategy primarily related to fundraising in our traditional private equity funds.

•Market activity of $3.2 billion primarily attributable to:
•$2.8 billion related to funds we manage in our yield strategy primarily consisting of $2.4 billion driven by our retirement services clients; and
•$0.4 billion related to funds we manage in our hybrid strategy primarily driven by the hybrid credit funds we manage.

•Realizations of $(0.8) billion across the yield, hybrid and equity strategies.

Six Months Ended June 30, 2023

Total Fee-Generating AUM was $461.8 billion at June 30, 2023, an increase of $49.7 billion, or 12.1%, compared to $412.1 billion at December 31, 2022. The net increase was primarily driven by Atlas, growth of our retirement services client assets, deployment and fundraising. More specifically, the net increase was due to:

•Net flows of $44.5 billion primarily attributable to:
•a $38.5 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $20.0 billion related to Atlas, (ii) a $15.3 billion increase in AUM related to the growth of our retirement services clients, (iii) $7.4 billion of subscriptions primarily related to the corporate fixed income, corporate credit and consumer and residential credit funds we manage and deployment; partially offset by $(3.3) billion of redemptions mostly related to the corporate credit funds we manage;
•a $1.8 billion increase related to funds we manage in our hybrid strategy primarily due to (i) $0.9 billion of deployment, (ii) $0.6 billion of subscriptions primarily related to the hybrid credit funds we manage and (iii) $0.6 billion of net transfers, partially offset by $(0.2) billion of redemptions related to hybrid credit funds we manage; and
•a $4.1 billion increase related to funds we manage in our equity strategy primarily related to (i) $3.8 billion of subscriptions largely related to traditional private equity funds we manage and (ii) $0.7 billion of fee-generating capital deployment.

•Market Activity of $6.9 billion primarily attributable to funds we manage in our yield strategy, consisting of $5.4 billion related to our retirement services clients and $1.3 billion related to corporate credit funds we manage, partially offset by ($1.6) billion related to Athora.

•Realizations of $(1.7) billion across the yield, hybrid and equity strategies.

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

The following presents gross capital deployment and uncalled commitments (in billions):
As of June 30, 2023 and December 31, 2022, Apollo had $56 billion and $51 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(In millions)				(In millions)
Retirement Services:
Fixed income and other net investment income	$2,207	$1,302	$905	69.5%	$4,164	$2,509	$1,655	66.0%
Alternative net investment income	259	186	73	39.2	444	634	(190)	(30.0)
Net investment earnings	2,466	1,488	978	65.7	4,608	3,143	1,465	46.6
Strategic capital management fees	16	13	3	23.1	30	25	5	20.0
Cost of funds	(1,437)	(873)	564	64.6	(2,672)	(1,695)	977	57.6
Net investment spread	1,045	628	417	66.4	1,966	1,473	493	33.5
Other operating expenses	(117)	(109)	8	7.3	(241)	(218)	23	10.6
Interest and other financing costs	(129)	(64)	65	101.6	(238)	(126)	112	88.9
Spread Related Earnings (SRE)	$799	$455	$344	75.6%	$1,487	$1,129	$358	31.7%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

In this section, references to 2023 refer to the three months ended June 30, 2023 and references to 2022 refer to the three months ended June 30, 2022.

Spread Related Earnings

SRE was $799 million in 2023, an increase of $344 million, or 76%, compared to $455 million in 2022. The increase in SRE was driven by higher net investment earnings, partially offset by higher cost of funds and interest and other financing costs. Net investment earnings increased $978 million, primarily driven by higher floating rate income, $23.4 billion of growth in Athene’s average net invested assets, higher new money rates and more favorable alternative investment performance. The favorable alternative investment performance compared to 2022 was primarily driven by income from Redding Ridge related to an increase in average NAV, a decrease in share price of Athene’s previously held investment in Jackson Financial, Inc. (“Jackson”) in 2022 and favorable performance from Wheels Donlen and private equity funds, partially offset by less favorable performance in real estate funds related to home price appreciation in 2022. Cost of funds increased $564 million, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements and growth in the block of business. Interest and other financing costs increased $65 million related to interest expense on the increase in issuances of short term repurchase agreements in 2023 as well as interest expense and preferred stock dividends related to Athene’s debt and preferred stock issuances in the fourth quarter of 2022.

Net Investment Spread

	Three months ended June 30,
	2023	2022	Change
Fixed income and other net investment earned rate	4.46%	2.97%	149bps
Alternative net investment earned rate	8.53%	6.38%	215bps
Net investment earned rate	4.69%	3.19%	150bps
Strategic capital management fees	0.03%	0.03%	0bps
Cost of funds	(2.73)%	(1.88)%	(85)bps
Net investment spread	1.99%	1.34%	65bps

Net investment spread was 1.99% in 2023, an increase of 65 basis points compared to 1.34% in 2022, driven by a higher net investment earned rate, partially offset by higher cost of funds.

Net investment earned rate was 4.69% in 2023, an increase of 150 basis points compared to 3.19% in 2022, primarily due to higher returns in Athene’s fixed income portfolio as well as more favorable performance in its alternative investment portfolio. Fixed income and other net investment earned rate was 4.46% in 2023, an increase from 2.97% in 2022, primarily driven by higher floating rate income and higher new money rates. Alternative net investment earned rate was 8.53% in 2023, an increase from 6.38% in 2022, primarily driven by Redding Ridge, a decrease in share price of Athene’s previously held investment in Jackson in 2022 and favorable performance from Wheels Donlen and private equity funds, partially offset by less favorable performance in real estate funds related to home price appreciation in 2022.

Cost of funds was 2.73% in 2023, an increase of 85 basis points compared to 1.88% in 2022, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

In this section, references to 2023 refer to the six months ended June 30, 2023 and references to 2022 refer to the six months ended June 30, 2022.

Spread Related Earnings

SRE was $1.5 billion in 2023, an increase of $358 million, or 32%, compared to $1.1 billion in 2022. The increase in SRE was driven by higher net investment earnings, partially offset by higher cost of funds and interest and other financing costs. Net investment earnings increased $1.5 billion, primarily driven by higher floating rate income, $21.6 billion of growth in Athene’s average net invested assets and higher new money rates, partially offset by less favorable alternative investment performance. The less favorable alternative investment performance compared to 2022 was primarily driven by lower income from real estate funds related to home price appreciation in 2022, a decrease in share price on Athene’s investment in Challenger Life Company

Limited (“Challenger”) and less favorable performance from Athora related to a valuation increase in 2022, partially offset by favorable performance from Redding Ridge and a decrease in share price of Athene’s previously held investment in Jackson in 2022. Cost of funds increased $977 million, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements and growth in the block of business. Interest and other financing costs increased $112 million related to interest expense on the increase in issuances of short term repurchase agreements in 2023 as well as interest expense and preferred stock dividends related to Athene’s debt and preferred stock issuances in the fourth quarter of 2022.

Net Investment Spread

	Six Months Ended June 30,
	2023	2022	Change
Fixed income and other net investment earned rate	4.30%	2.90%	140bps
Alternative net investment earned rate	7.33%	11.39%	NM
Net investment earned rate	4.48%	3.42%	106bps
Strategic capital management fees	0.03%	0.03%	0bps
Cost of funds	(2.60)%	(1.84)%	(76)bps
Net investment spread	1.91%	1.61%	30bps

Net investment spread was 1.91% in 2023, an increase of 30 basis points compared to 1.61% in 2022, driven by a higher net investment earned rate, partially offset by higher cost of funds.

Net investment earned rate was 4.48% in 2023, an increase of 106 basis points compared to 3.42% in 2022, primarily due to higher returns in Athene’s fixed income portfolio, partially offset by less favorable performance in its alternative investment portfolio. Fixed income and other net investment earned rate was 4.30% in 2023, an increase from 2.90% in 2022, primarily driven by higher floating rate income and higher new money rates. Alternative net investment earned rate was 7.33% in 2023, a decrease from 11.39% in 2022, primarily driven by lower returns on real estate funds related to home price appreciation in 2022, a decrease in share price on Athene’s investment in Challenger and less favorable performance from Athora related to a valuation increase in 2022, partially offset by favorable performance from Redding Ridge and a decrease in share price of Athene’s previously held investment in Jackson in 2022.

Cost of funds was 2.60% in 2023, an increase of 76 basis points compared to 1.84% in 2022, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements.

Investment Portfolio

Athene had investments, including related parties and VIEs, of $232.6 billion and $212.1 billion as of June 30, 2023 and December 31, 2022, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming incremental credit risk. Athene has selected a diverse array of primarily high-grade fixed income assets, including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% to 6% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and VIEs:

	As of June 30, 2023		As of December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value
U.S. government and agencies	$4,821	2.1%	$2,577	1.2%
U.S. state, municipal and political subdivisions	1,054	0.4%	927	0.4%
Foreign governments	1,008	0.4%	907	0.4%
Corporate	67,410	29.0%	60,901	28.7%
CLO	18,521	8.0%	16,493	7.8%
ABS	11,350	4.9%	10,527	5.0%
CMBS	4,500	1.9%	4,158	2.0%
RMBS	6,488	2.8%	5,914	2.8%
Total AFS securities, at fair value	115,152	49.5%	102,404	48.3%
Trading securities, at fair value	1,628	0.7%	1,595	0.8%
Equity securities	1,296	0.6%	1,487	0.7%
Mortgage loans, at fair value	34,668	14.9%	27,454	12.9%
Investment funds	123	0.1%	79	—%
Policy loans	336	0.1%	347	0.2%
Funds withheld at interest	27,844	12.0%	32,880	15.5%
Derivative assets	5,114	2.2%	3,309	1.6%
Short-term investments	650	0.3%	2,160	1.0%
Other investments	741	0.3%	773	0.4%
Total investments	187,552	80.7%	172,488	81.4%
Investments in related parties
AFS securities, at fair value
Corporate	1,343	0.6%	982	0.5%
CLO	3,806	1.6%	3,079	1.4%
ABS	8,258	3.6%	5,760	2.7%
Total AFS securities, at fair value	13,407	5.8%	9,821	4.6%
Trading securities, at fair value	867	0.4%	878	0.4%
Equity securities, at fair value	313	0.1%	279	0.1%
Mortgage loans, at fair value	1,296	0.6%	1,302	0.6%
Investment funds	1,636	0.7%	1,569	0.7%
Funds withheld at interest	9,017	3.9%	9,808	4.6%
Short-term investments	891	0.4%	—	—%
Other investments	343	0.1%	303	0.2%
Total related party investments	27,770	12.0%	23,960	11.2%
Total investments, including related parties	215,322	92.7%	196,448	92.6%
Investments owned by consolidated VIEs
Trading securities, at fair value	1,012	0.4%	1,063	0.5%
Mortgage loans, at fair value	2,113	0.9%	2,055	1.0%
Investment funds, at fair value	14,006	6.0%	12,480	5.9%
Other investments, at fair value	100	—%	101	—%
Total investments owned by consolidated VIEs	17,231	7.3%	15,699	7.4%
Total investments, including related parties and VIEs	$232,553	100.0%	$212,147	100.0%

The $20.4 billion increase in Athene’s total investments, including related parties and VIEs, as of June 30, 2023 compared to December 31, 2022 was primarily driven by growth from gross organic inflows of $30.6 billion in excess of gross liability outflows of $16.0 billion, unrealized gains on AFS securities in the six months ended June 30, 2023 of $1.4 billion resulting from credit spread tightening in 2023, the reinvestment of earnings and an increase in VIE investments. The increase in VIE investments was primarily related to contributions from third-party investors into AAA, the consolidation of additional VIEs and favorable investment fund performance.

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 96.3% and 95.8% as of June 30, 2023 and December 31, 2022, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

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

While the substantial majority of Athene’s investment portfolio has been allocated to corporate bonds and structured credit products, a key component of Athene’s investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Athene’s investment fund portfolio consists of funds or similar equity structures that employ various strategies, including equity, hybrid and yield funds. Athene has a strong preference for assets that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that Athene believes have less downside risk.

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

Net Invested Assets

The following summarizes Athene’s net invested assets:

	As of June 30, 2023		As of December 31, 2022
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$83,663	39.2%	$80,800	41.1%
CLO	21,124	9.9%	19,881	10.1%
Credit	104,787	49.1%	100,681	51.2%
CML	25,053	11.7%	23,750	12.1%
RML	15,178	7.1%	11,147	5.7%
RMBS	7,427	3.5%	7,363	3.7%
CMBS	4,700	2.2%	4,495	2.3%
Real estate	52,358	24.5%	46,755	23.8%
ABS	22,571	10.6%	20,680	10.5%
Alternative investments	12,190	5.7%	12,079	6.1%
State, municipal, political subdivisions and foreign government	2,730	1.3%	2,715	1.4%
Equity securities	1,648	0.8%	1,737	0.9%
Short-term investments	1,336	0.6%	1,930	1.0%
U.S. government and agencies	4,149	1.9%	2,691	1.4%
Other investments	44,624	20.9%	41,832	21.3%
Cash and equivalents	9,947	4.6%	5,481	2.8%
Policy loans and other	1,954	0.9%	1,702	0.9%
Net invested assets	$213,670	100.0%	$196,451	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.

Athene’s net invested assets were $213.7 billion and $196.5 billion as of June 30, 2023 and December 31, 2022, respectively. The increase in net invested assets as of June 30, 2023 from December 31, 2022 was primarily driven by growth from net organic inflows of $26.9 billion in excess of net liability outflows of $13.4 billion, an increase of $1.6 billion in short-term repurchase agreements during the year and reinvestment of earnings.

In managing its business, Athene utilizes net invested assets as presented in the above table. Net invested assets do not correspond to Athene’s total investments, including related parties, on the condensed consolidated statements of financial condition, as discussed previously in “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures”. Net invested assets represent Athene’s investments that directly back its net reserve liabilities and surplus assets. Athene believes this view of its portfolio provides a view of the assets for which it has economic exposure. Athene adjusts the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. Athene also adjusts for VIEs to show the net investment in the funds, which are included in the alternative investments line above, as well as adjusting for the allowance for credit losses. Net invested assets include Athene’s proportionate share of ACRA investments, based on its economic ownership, but exclude the proportionate share of investments associated with the noncontrolling interest.

Net invested assets is utilized by management to evaluate Athene’s investment portfolio. Net invested assets is used in the computation of net investment earned rate, which allows Athene to analyze the profitability of its investment portfolio. Net invested assets is also used in Athene’s risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity and ALM.

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(In millions)				(In millions)
Principal Investing:
Realized performance fees	$177	$151	$26	17.2%	$341	$278	$63	22.7%
Realized investment income	2	37	(35)	(94.6)	30	263	(233)	(88.6)
Principal investing compensation	(145)	(155)	(10)	(6.5)	(315)	(311)	4	1.3
Other operating expenses	(14)	(13)	1	7.7	(28)	(23)	5	21.7
Principal Investing Income (PII)	$20	$20	$—	—%	$28	$207	$(179)	(86.5)%
As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

In this section, references to 2023 refer to the three months ended June 30, 2023 and references to 2022 refer to the three months ended June 30, 2022.

PII was $20 million in 2023, comparable to 2022. The increase in realized performance fees and the decrease in principal investing compensation of $26 million and $10 million, respectively, in 2023 was largely offset by the decrease in realized investment income of $35 million. The increase in realized performance fees of $26 million in 2023 was primarily driven by an increase in realized performance fees generated from Fund IX and MidCap Financial, partially offset by a decrease in realized performance fees earned from HVF I and EPF III. The increase in realized performance fees in 2023 remained relatively light as equity market volatility continued to delay monetization activity. Principal investing compensation expense of $145 million in 2023 decreased $10 million, as compared to $155 million in 2022. The decrease in 2023 was primarily due to a decrease in profit sharing expense attributable to the Incentive Pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year, partially offset by an increase in profit sharing expense associated with the corresponding increase in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, included in principal investing compensation are expenses related to the Incentive Pool. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Realized investment income was $2 million in 2023, a decrease of $35 million, as compared to $37 million in 2022. Realized investment income in 2022 was primarily driven by realized gains earned from one of our balance sheet investments.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

In this section, references to 2023 refer to the six months ended June 30, 2023 and references to 2022 refer to the six months ended June 30, 2022.

PII was $28 million in 2023, a decrease of $179 million, as compared to $207 million in 2022. This decrease was primarily attributable to a decrease in realized investment income of $233 million. Realized investment income in 2022 was primarily attributable to realized gains on the transfer to Athene of certain of Apollo’s general partner fund co-investments that were subsequently transferred to AAA in the second quarter of 2022. The increase in realized performance fees of $63 million in 2023 was primarily driven by an increase in realized performance fees generated from Fund VIII and Fund IX, partially offset by decreases in realized performance fees from EPF III, HVF I and Fund VII. The increase in realized performance fees in 2023 remained relatively light as equity market volatility continued to delay monetization activity. Principal investing compensation expense of $315 million in 2023 remained relatively flat, with an increase of $4 million in 2023, as compared to $311 million in 2022. The increase in 2023 was primarily due to an increase in profit sharing expense associated with the corresponding increase in realized performance fees, partially offset by a decrease in profit sharing expense attributable to the Incentive Pool.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2023, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through June 30, 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations” in the 2022 Annual Report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available.

All amounts are as of June 30, 2023, unless otherwise noted:

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Equity:
Fund IX	2018	$34,518	$24,729	$19,565	$9,097	$15,068	$24,757	$33,854	36%	24%
Fund VIII	2013	9,536	18,377	16,536	22,018	5,038	6,338	28,356	14	10
Fund VII	2008	389	14,677	16,461	34,216	9	57	34,273	33	25
Fund VI	2006	369	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	62	3,742	5,192	12,724	120	—	12,724	61	44
Fund I, II, III, IV & MIA[1]	Various	10	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[2]		$44,884	$78,981	$78,964	$116,591	$20,640	$31,152	$147,743	39	24
EPF IV	2023	3,051	3,033	476	52	426	494	546	NM3	NM3
EPF III	2017	4,393	4,471	4,862	3,502	2,220	3,162	6,664	15	9
Total Equity		$52,328	$86,485	$84,302	$120,145	$23,286	$34,808	$154,953
Hybrid:
AIOF II	2021	$2,612	$2,542	$1,449	$301	$1,309	$1,516	$1,817	22%	19%
AIOF I	2018	410	897	802	1,061	171	206	1,267	23	18
HVF II	2022	4,642	4,592	2,322	24	2,311	2,413	2,437	NM3	NM3
HVF I	2019	3,634	3,238	3,595	3,773	1,274	1,563	5,336	24	19
Accord V4	2022	1,998	1,922	1,938	1,092	901	935	2,027	9	6
Accord I, II, III, III B & IV4	Various	—	6,070	4,765	5,137	—	—	5,137	22	17
Accord+	2021	2,961	2,370	3,896	1,835	2,206	2,315	4,150	NM3	NM3
Total Hybrid		$16,257	$21,631	$18,767	$13,223	$8,172	$8,948	$22,171

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
[3] Data has not been presented as the fund’s effective date is less than 24 months prior to the period indicated and such information was deemed not meaningful.
[4] Accord funds have investment periods shorter than 24 months, therefore Gross and Net IRR are presented after 12 months of investing.

Equity

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of June 30, 2023:

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$7,795	$18,867	29%
Non-Control Distressed	6,302	10,713	71
Total	14,097	29,580	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	64,867	118,163	21
Total	$78,964	$147,743	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and VI are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated and such information was deemed not meaningful. All amounts are as of June 30, 2023.

Fund IX1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$4,899	$10,561
Opportunistic Buyouts	13,883	21,002
Distressed[2]	783	2,291
Total	$19,565	$33,854

Fund VIII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,704	$7,048
Opportunistic Buyouts	13,265	20,554
Distressed[2]	567	754
Total	$16,536	$28,356

Fund VII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,539	$4,844
Opportunistic Buyouts	4,338	10,799
Distressed/Other Credit[2]	9,584	18,630
Total	$16,461	$34,273
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

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets:

			Total Returns[1]
	IPO Year[2]	Total AUM	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
		(In millions)
MidCap Financial[3]	N/A	$13,451	5%	5%	11%	11%
AIF	2013	351	8%	(14)%	11%	(18)%
AFT	2011	363	5%	(11)%	10%	(18)%
MFIC	2004	2,775	13%	(16)%	17%	(11)%
ADS[4]	N/A	6,401	3%	(6)%	8%	(5)%
ARI	2009	9,372	25%	(22)%	13%	(16)%
ADREF[5]	N/A	6,997	(1)%	(1)%	(2)%	(1)%
ADCF[5]	N/A	964	3%	(10)%	8%	(10)%
Other[6]	N/A	2,182	N/A	N/A	N/A	N/A
Total		$42,856

[1] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

2 An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
[3] MidCap Financial is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 9% and 4% for the three months ended June 30, 2023 and 2022, respectively. The net returns based on NAV were 15% and 9% for the six months ended June 30, 2023 and 2022, respectively.

4 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. AUM is as of March 31, 2023. The returns presented are net returns based on NAV.
5 ADREF and ADCF are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV. Returns presented for the six months ended June 30, 2022 reflect one quarter of activity as we did not advise these vehicles prior to the second quarter of 2022.

[6] Other includes, among others, AUM of $1.9 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of March 31, 2023. Returns and IPO year are not provided for this AUM.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$599	$(1,637)	$1,609	$(2,038)
Net income (loss) attributable to non-controlling interests	151	(969)	679	(1,627)
GAAP Net Income (Loss)	$750	$(2,606)	$2,288	$(3,665)
Income tax provision (benefit)	201	(381)	454	(866)
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$951	$(2,987)	$2,742	$(4,531)
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	57	67	124	164
Equity-based compensation	58	37	110	93
Transaction-related charges[2]	(4)	—	(7)	(1)
Merger-related transaction and integration costs[3]	5	18	12	36
(Gains) losses from change in tax receivable agreement liability	—	—	—	14
Net (income) loss attributable to non-controlling interests in consolidated entities	(192)	960	(715)	1,609
Unrealized performance fees	86	488	(153)	43
Unrealized profit sharing expense	1	(188)	136	3
HoldCo interest and other financing costs[4]	20	35	41	74
Unrealized principal investment income (loss)	(29)	(72)	(39)	10
Unrealized net (gains) losses from investment activities and other	8	(139)	20	(157)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	563	2,841	166	5,477
Non-operating change in insurance liabilities and related derivatives	(304)	(290)	(169)	(939)
Integration, restructuring and other non-operating expenses	28	33	57	67
Equity-based compensation expense	13	13	29	25
Segment Income	1,261	816	2,354	1,987
HoldCo interest and other financing costs[4]	(20)	(35)	(41)	(74)
Taxes and related payables	(231)	(205)	(458)	(420)
Adjusted Net Income	$1,010	$576	$1,855	$1,493

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
[4] Represents interest and other financing costs related to AGM not attributable to any specific segment.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	As of June 30, 2023	As of December 31, 2022
Total GAAP Common Stock Outstanding	566,809,153	570,276,188
Non-GAAP Adjustments:
Vested RSUs	12,771,092	15,656,775
Unvested RSUs Eligible for Dividend Equivalents	15,790,288	12,827,921
Adjusted Net Income Shares Outstanding	595,370,533	598,760,884

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	As of June 30, 2023	As of December 31, 2022
Total investments, including related parties	$215,322	$196,448
Derivative assets	(5,114)	(3,309)
Cash and cash equivalents (including restricted cash)	12,804	8,407
Accrued investment income	1,646	1,328
Net receivable (payable) for collateral on derivatives	(2,940)	(1,486)
Reinsurance funds withheld and modified coinsurance	1,046	1,423
VIE and VOE assets, liabilities and noncontrolling interest	13,693	12,747
Unrealized (gains) losses	20,676	22,284
Ceded policy loans	(174)	(179)
Net investment receivables (payables)	(217)	186
Allowance for credit losses	536	471
Other investments	(43)	(10)
Total adjustments to arrive at gross invested assets	41,913	41,862
Gross invested assets	257,235	238,310
ACRA noncontrolling interest	(43,565)	(41,859)
Net invested assets	$213,670	$196,451

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

At June 30, 2023, the Company had $12.1 billion of unrestricted cash and cash equivalents and $0.2 billion of U.S. Treasury securities, as well as $4.9 billion of available funds from the 2022 AMH credit facility, AHL credit facility, and AHL liquidity facility.

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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(In millions)	2023	2022
Operating Activities	$4,622	$(20)
Investing Activities	(17,508)	(818)
Financing Activities	16,537	13,280
Effect of exchange rate changes on cash and cash equivalents	5	(20)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$3,656	$12,422

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

	For the Six Months Ended June 30,
(In millions)	2023	2022
Net cash provided by the Company's operating activities	$5,093	$5,237
Net cash used in the Consolidated Funds and VIEs operating activities	(471)	(5,257)
Net cash provided by (used in) operating activities	4,622	(20)
Net cash used in the Company's investing activities	(17,033)	(1,843)
Net cash provided by (used in) the Consolidated Funds and VIEs investing activities	(475)	1,025
Net cash used in investing activities	(17,508)	(818)
Net cash provided by the Company's financing activities	16,600	9,165
Net cash provided by (used in) the Consolidated Funds and VIEs financing activities	(63)	4,115
Net cash provided by financing activities	$16,537	$13,280

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

•During the six months ended June 30, 2023, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, cash received from pension group annuity premiums, net of outflows and net investment income, partially offset by cash paid for policy acquisition and other operating expenses. Net cash provided by operating activities includes net cash used in our consolidated funds and VIEs, which primarily includes net proceeds from the sale of VIEs’ investments, offset by purchases of VIEs’ investments.

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

•During the six months ended June 30, 2023, cash used in investing activities primarily reflects the purchase of investments due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by the sales, maturities and repayments of investments.

•During the six months ended June 30, 2022, cash used in investing activities primarily reflects the purchase of investments due to the deployment of significant cash inflows from Athene’s organic growth, offset by Athene cash acquired as a result of the Mergers and the sale, repayment and maturity of investments.

Financing Activities

The Company’s financing activities reflect its capital market transactions and transactions with equity holders. The primary sources of cash within financing activities includes: (a) proceeds from debt and preferred equity issuances, (b) inflows on Athene’s investment-type policies and contracts, (c) changes of cash collateral posted for derivative transactions, (d) capital contributions, and (e) proceeds from other borrowing activities. The primary uses of cash within financing activities include: (a) dividends, (b) payments under the tax receivable agreement, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, (e) repayments of debt, (f) withdrawals on Athene’s investment-type policies and contracts and (g) changes of cash collateral posted for derivative transactions.

•During the six months ended June 30, 2023, cash provided by financing activities primarily reflects cash received from the strong organic inflows from retail and flow reinsurance, net of outflows, a favorable change in cash collateral posted for derivative transactions related to the favorable equity market performance in the current year, an increase in repurchase agreements and net capital contributions from non-controlling interests, partially offset by the payment of common and preferred stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt, offset by payments for borrowings under repurchase agreements.

•During the six months ended June 30, 2022, cash provided by financing activities primarily reflects the strong organic inflows from retail, flow reinsurance and funding agreements, net of outflows. Cash provided by financing activities by our consolidated funds and VIEs primarily includes proceeds from the issuance of debt.

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

On August 3, 2023, AGM declared a cash dividend of $0.43 per share of its common stock, which will be paid on August 31, 2023 to holders of record at the close of business on August 18, 2023.

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

Asset Management Liquidity

Our asset management business requires limited capital resources to support the working capital or operating needs of the business. For the asset management business’ longer-term liquidity needs, we expect to continue to fund the asset management business’ operations through management fees and performance fees received. Liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 13 and 15 to the condensed consolidated financial statements, respectively. From time to time, if the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to raise proceeds through the issuance of additional debt or equity instruments. AGM has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors.

At June 30, 2023, the asset management business had $1.5 billion of unrestricted cash and cash equivalents and $0.2 billion of U.S. Treasury securities as well as $1.0 billion of available funds from the 2022 AMH credit facility.

Future Debt Obligations

The asset management business had long-term debt of $2.8 billion at June 30, 2023, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048 and 2050. See note 13 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

As of June 30, 2023, the outstanding AOG Unit Payment amount was $263 million, payable in equal quarterly installments through December 31, 2024. See note 17 for more information.

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

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of June 30, 2023.

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

Fund Escrow

As of June 30, 2023, the remaining investments and escrow cash of Fund VII was valued at 110% of the fund’s unreturned capital which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Athene’s investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services business does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. On June 30, 2023, Athene entered into a new AHL credit facility and AHL liquidity facility, which replaced its previous facilities. Athene has access to liquidity through the AHL credit facility with a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total, the AHL liquidity facility with a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total, and $2.0 billion of committed repurchase facilities. Both the AHL credit facility and AHL liquidity facility were undrawn as of June 30, 2023. Athene also has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and market value adjustments (“MVA”), which are intended to protect it from early withdrawals. As of June 30, 2023 and December 31, 2022, approximately 79% and 76%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2023 and December 31, 2022, approximately 62% and 60%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of June 30, 2023, approximately 26% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 58% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of June 30, 2023 and December 31, 2022, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2023 and December 31, 2022, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $4.8 billion and $3.7 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2023, the total maximum borrowing capacity under the FHLB facilities was limited to $58.8 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of June 30, 2023 Athene had the ability to draw up to an estimated $6.8 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of June 30, 2023 and December 31, 2022, the payables for repurchase agreements were $6.3 billion and $4.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $6.4 billion and $5.0 billion, respectively. As of June 30, 2023, payables for repurchase agreements were comprised of $3.4 billion of short-term and $2.9 billion of long-term repurchase agreements. As of December 31, 2022, payables for repurchase agreements were comprised of $1.9 billion of short-term and $2.9 billion of long-term repurchase agreements.

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

Other Sources of Funding

Athene may seek to secure additional funding at the AHL level by means other than dividends from subsidiaries, such as by drawing on the undrawn $1.25 billion AHL credit facility, drawing on the undrawn $2.6 billion AHL liquidity facility or by pursuing future issuances of debt or preference shares to third-party investors. The AHL credit facility contains various standard covenants with which Athene must comply, including maintaining a consolidated debt to capitalization ratio of not greater than 35%, maintaining a minimum consolidated net worth of no less than $14.8 billion and restrictions on the ability to incur liens, with certain exceptions. Rates and terms are as defined in the AHL credit facility. The AHL liquidity facility also contains various standard covenants with which Athene must comply, including maintaining an ALRe minimum consolidated net worth of no less than $8.8 billion and restrictions on the ability to incur liens, with certain exceptions. Rates and terms are as defined in the AHL liquidity facility.

Future Debt Obligations

Athene had long-term debt of $3.6 billion as of June 30, 2023, which includes notes with maturities in 2028, 2030, 2031, 2033, 2051 and 2052. See note 13 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

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

Similar to ACRA 1, ACRA 2 was established in December 2022 as another long-duration, on-demand capital vehicle. At June 30, 2023, ACRA 2 had assumed U.S. GAAP reserves of approximately $14 billion. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP 2. ALRe holds all of ACRA 2’s voting interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP 2’s proportionate economic interest in ACRA 2.

These strategic capital solutions allow Athene the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

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

The increase (decrease) to future policy benefit reserves from hypothetical changes in discount rates is summarized as follows:

(In millions)	June 30, 2023
+100 bps discount rate	$(3,137)
–100 bps discount rate	3,644

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

The increase (decrease) to the net market risk benefit balance from hypothetical changes in the discount rate is summarized as follows:

(In millions)	June 30, 2023
+100 bps discount rate	$(697)
–100 bps discount rate	875

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

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of June 30, 2023:

	2023	2024 - 2025	2026 - 2027	2028 and Thereafter	Total
	(In millions)
Asset Management
Operating lease obligations[1]	$33	$154	$149	$550	$886
Other long-term obligations[2]	17	7	—	—	24
2022 AMH credit facility[3]	—	2	1	—	3
Debt obligations[3]	60	739	662	2,496	3,957
AOG Unit payment [4]	88	175	—	—	263
	198	1,077	812	3,046	5,133
Retirement Services
Interest sensitive contract liabilities	8,213	38,690	36,295	101,161	184,359
Future policy benefits	1,167	5,224	5,318	38,575	50,284
Market risk benefits	—	—	—	6,020	6,020
Other policy claims and benefits	129	—	—	—	129
Dividends payable to policyholders	2	10	9	75	96
Debt[3]	77	306	306	4,592	5,281
Securities to repurchase[5]	3,510	1,394	1,941	—	6,845
	13,098	45,624	43,869	150,423	253,014
Obligations	$13,296	$46,701	$44,681	$153,469	$258,147

[1] Operating lease obligations excludes $222 million of other operating expenses associated with operating leases.
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

[5] The obligations for securities for repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the June 30, 2023 interest rate.

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

Atlas Securitized Products Holdings LP

In connection with the Company and CS’s previously announced transaction, certain subsidiaries of Atlas acquired certain assets of the CS Securitized Products Group (the “Transaction”). Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, $0.4 billion of which is deferred until February 8, 2026, and $2.9 billion of which is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of AAM, fourth of AHL and fifth of AARe. Each of AARe and AAM has issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. In exchange for the purchase price, Atlas received approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value. These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. In addition, Atlas has received an investment management contract to manage certain unrelated assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of the liability related to the Company’s assurance letter is not material to the condensed consolidated financial statements.

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
Sensitivities

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of June 30, 2023, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $2.3 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2022, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $2.1 billion, net of offsets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates persists, the estimated impact to spread related earnings over a 12-month period due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $45 – $55 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions. Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes” in its reconciliation between net income (loss) available to AHL common shareholder and spread related earnings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to AGM common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income tax (provision) benefit of an immediate, parallel increase in interest rates of 100 basis points from levels as of June 30, 2023, which discussion encompasses the impact of such an increase on certain of the adjustment items.

The models used to estimate the impact of changes in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any discretionary management action to counteract such a change. Consequently, potential changes in Athene’s valuations indicated by these simulations will likely be different from the actual changes experienced under any given interest rate scenarios and these differences may be material. Because Athene actively manages its assets and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of credit losses, would generally be realized only if Athene were required to sell such securities at losses to meet liquidity needs.

Public Equity Risk

Athene assesses public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of June 30, 2023, Athene estimates a net decrease to its pre-tax income from changes in the fair value of these financial instruments of $567 million. As of December 31, 2022, Athene estimates that a decline in public equity market prices of 10% would cause a net decrease to its pre-tax income from changes in the fair value of these financial instruments of $312 million. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments in the estimated outcome as of June 30, 2023, when compared to December 31, 2022, is driven by equity market performance during the year, which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

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

ITEM 1A.    RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2022 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended June 30, 2023.

The risks described in our 2022 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sale of Equity Securities

On May 18, 2023, the Company issued 35,714 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 23,329 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended June 30, 2023.

Period	Total number of shares of common stock purchased[1]	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[3]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
April 1, 2023 through April 30, 2023
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Total	—	$—	—	$1,107,576,246
May 1, 2023 through May 31, 2023
Opportunistic repurchases	445,815		445,815
Equity award-related repurchases[2]	372,732		316,045
Total	818,547	$63.93	761,860	$1,058,867,872
June 1, 2023 through June 30, 2023
Opportunistic repurchases	631,875		631,875
Equity award-related repurchases[2]	—		—
Total	631,875	$68.31	631,875	$1,015,706,559
Total
Opportunistic repurchases	1,077,690		1,077,690
Equity award-related repurchases[2]	372,732		316,045
Total	1,450,422		1,393,735

[1] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the three months ended June 30, 2023, we repurchased 56,687 shares of common stock at an average price paid per share of $63.95 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of AGM adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Apollo Global Management, Inc.
(Registrant)

Date: August 7, 2023	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)