Form 10-Q
period 2023-09-30
Apollo Global Management, Inc.
filed 2023-11-07
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023 OR

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
(212) 515-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	APO	New York Stock Exchange
6.75% Series A Mandatory Convertible Preferred Stock	APO.PRA	New York Stock Exchange
7.625% Fixed-Rate Resettable Junior Subordinated Notes due 2053	APOS	New York Stock Exchange

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

As of November 3, 2023, there were 567,555,284 shares of the registrant’s common stock outstanding.

Forward-Looking Statements

This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to inflation, market conditions and interest rate fluctuations generally, the impact of COVID-19, the impact of energy market dislocation, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, the accuracy of management’s assumptions and estimates, our dependence on certain key personnel, our use of leverage to finance our businesses and investments by the funds we manage, Athene’s ability to maintain or improve financial strength ratings, the impact of Athene’s reinsurers failing to meet their assumed obligations, Athene’s ability to manage its business in a highly regulated industry, changes in our regulatory environment and tax status, and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this quarterly report and the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2023 (the “2022 Annual Report”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Terms Used in This Report

In this report, references to “Apollo,” “we,” “us,” “our,” and the “Company” for periods (i) on or before December 31, 2021 refer to Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc.) (“AAM”) and its subsidiaries unless the context requires otherwise and (ii) subsequent to December 31, 2021, refer to Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.) (“AGM”) and its subsidiaries unless the context requires otherwise. Moreover, references to “Class A shares” refers to the Class A common stock, $0.00001 par value per share, of AAM prior to the Mergers; “Class B share” refers to the Class B common stock, $0.00001 par value per share, of AAM prior to the Mergers (as defined below); “Class C share” refers to the Class C common stock, $0.00001 par value per share, of AAM prior to the Mergers; “AAM Series A Preferred Stock” refers to the 6.375% Series A preferred stock of AAM both prior to and following the Mergers; “AAM Series B Preferred Stock” refers to the 6.375% Series B preferred stock of AAM both prior to and following the Mergers; “AAM Preferred Stock” refers to the AAM Series A Preferred Stock and the AAM Series B Preferred Stock, collectively, both prior to and following the Mergers; and “Mandatory Convertible Preferred Stock” refers to the 6.75% Series A Mandatory Convertible Preferred Stock of AGM. In addition, for periods on or before December 31, 2021, references to “AGM common stock” or “common stock” of the Company refer to Class A shares unless the context otherwise requires, and for periods subsequent to December 31, 2021 refer to shares of common stock, par value $0.00001 per share, of AGM.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AADE	Athene Annuity & Life Assurance Company
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities

Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles
Accord VI	Apollo Accord Fund VI, L.P., together with its parallel funds and alternative investment vehicles
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP II	Apollo/Athene Dedicated Investment Program II, L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
Adjusted Net Income Shares Outstanding, or ANI Shares Outstanding	Total shares of Common Stock outstanding, RSUs that participate in dividends, and shares of Common Stock assumed to be issuable upon the conversion of the shares of Mandatory Convertible Preferred Stock
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC, a non-traded business development company managed by Apollo
AFS	Available-for-sale
AFT	Apollo Senior Floating Rate Fund, Inc.
AIF	Apollo Tactical Income Fund, Inc.
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
APSG I	Apollo Strategic Growth Capital
APSG II	Apollo Strategic Growth Capital II
ARI	Apollo Commercial Real Estate Finance, Inc.

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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

CDO	Collateralized debt obligation

CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned AOG units.
Consolidated RBC	The consolidated risk-based capital ratio of Athene’s non-U.S. reinsurance and U.S. insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to Athene's fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the non-controlling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. Costs related to business that Athene has added through assumed reinsurance transactions are included and costs related to business that Athene has exited through ceded reinsurance transactions are excluded. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Credit Strategies	Apollo Credit Strategies Master Fund Ltd., together with its feeder funds
CS	Credit Suisse AG
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
DSI	Deferred sales inducement
EPF Funds	Apollo European Principal Finance Fund, L.P., Apollo European Principal Finance Fund II (Dollar A), L.P., Apollo European Principal Finance Fund III (Dollar A), L.P., and Apollo European Principal Finance Fund IV (Dollar A), L.P., together with their parallel funds and alternative investment vehicles
EPF III	Apollo European Principal Finance Fund III (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
EPF IV	Apollo European Principal Finance Fund IV (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FABR	Funding agreement backed repurchase agreement
FCI Funds	Financial Credit Investment I, L.P., Financial Credit Investment II, L.P., together with its feeder funds, Financial Credit Investment Fund III L.P., Financial Credit Investment IV, L.P., together with its feeder funds, and Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA, invests alongside Athene in certain investments
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2023 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on September 30, 2023 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
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

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)

MidCap Financial	MidCap FinCo Designated Activity Company
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the condensed consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions) and include investments supporting assumed funds withheld and modco agreements in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the non-controlling interests.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the non-controlling interests, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	Represent Athene's policyholder liability obligations net of reinsurance and used to analyze the costs of its liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the non-controlling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
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
(iii) unused credit facilities;
(iv) available commitments on those funds that generate management fees on invested capital;
(v) structured portfolio company investments that do not generate monitoring fees; and
(vi) the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.
NYC UBT	New York City Unincorporated Business Tax
NYSE	New York Stock Exchange
Other operating expenses within the Principal Investing segment	Expenses incurred in the normal course of business and includes allocations of non-compensation expenses related to managing the business.
Other operating expenses within the Retirement Services segment	Expenses incurred in the normal course of business inclusive of compensation and non-compensation expenses.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements.
PCD	Purchased Credit Deteriorated Investments
Performance allocations, Performance fees, Performance revenues, Incentive fees and Incentive income	The interests granted to Apollo by a fund managed by Apollo that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments.
Performance Fee-Eligible AUM	AUM that may eventually produce performance fees. All funds for which we are entitled to receive a performance fee allocation or incentive fee are included in Performance Fee-Eligible AUM, which consists of the following:
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
Spread Related Earnings, or SRE
Component of Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility, which consists of investment gains (losses), net of offsets and non-operating change in insurance liabilities and related derivatives, and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees received on business managed for others, primarily the ADIP portion of Athene’s business ceded to ACRA, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.

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
Traditional private equity funds
Apollo Investment Fund I, L.P. (“Fund I”), AIF II, L.P. (“Fund II”), a mirrored investment account established to mirror Fund I and Fund II for investments in debt securities (“MIA”), Apollo Investment Fund III, L.P. (together with its parallel funds, “Fund III”), Apollo Investment Fund IV, L.P. (together with its parallel fund, “Fund IV”), Apollo Investment Fund V, L.P. (together with its parallel funds and alternative investment vehicles, “Fund V”), Apollo Investment Fund VI, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VI”), Apollo Investment Fund VII, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VII”), Apollo Investment Fund VIII, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VIII”), Apollo Investment Fund IX, L.P. (together with its parallel funds and alternative investment vehicles, “Fund IX”) and Apollo Investment Fund X, L.P. (together with its parallel funds and alternative investment vehicles, “Fund X”).

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of September 30, 2023	As of December 31, 2022
Assets
Asset Management
Cash and cash equivalents	$2,350	$1,201
Restricted cash and cash equivalents	274	1,048
Investments	5,383	5,582
Assets of consolidated variable interest entities
Cash and cash equivalents	437	110
Investments	2,149	2,369
Other assets	26	30
Due from related parties	508	465
Goodwill	264	264
Other assets	2,379	2,333
	13,770	13,402
Retirement Services
Cash and cash equivalents	9,996	7,779
Restricted cash and cash equivalents	1,218	628
Investments	189,059	172,488
Investments in related parties	25,894	23,960
Assets of consolidated variable interest entities
Cash and cash equivalents	152	362
Investments	19,258	15,699
Other assets	99	112
Reinsurance recoverable	4,058	4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,448	4,466
Goodwill	4,060	4,058
Other assets	10,223	9,905
	269,465	243,815
Total Assets	$283,235	$257,217

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of September 30, 2023	As of December 31, 2022
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,657	$2,975
Due to related parties	878	998
Debt	3,392	2,814
Liabilities of consolidated variable interest entities
Notes payable	11	50
Other liabilities	1,931	1,899
	9,869	8,736
Retirement Services
Interest sensitive contract liabilities	189,065	173,616
Future policy benefits	46,672	42,110
Market risk benefits	3,021	2,970
Debt	3,634	3,658
Payables for collateral on derivatives and securities to repurchase	7,652	6,707
Other liabilities	4,126	3,213
Liabilities of consolidated variable interest entities
Other liabilities	1,234	809
	255,404	233,083
Total Liabilities	265,273	241,819
Commitments and Contingencies (note 18)
Redeemable non-controlling interests
Redeemable non-controlling interests	287	1,032
Equity
Mandatory Convertible Preferred Stock, 28,750,000 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,397	—
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 567,565,120 and 570,276,188 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	14,605	14,982
Retained earnings (accumulated deficit)	535	(1,007)
Accumulated other comprehensive income (loss)	(8,095)	(7,335)
Total Apollo Global Management, Inc. Stockholders’ Equity	8,442	6,640
Non-controlling interests	9,233	7,726
Total Equity	17,675	14,366
Total Liabilities, Redeemable non-controlling interests and Equity	$283,235	$257,217

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues
Asset Management
Management fees	$462	$389	$1,328	$1,100
Advisory and transaction fees, net	157	110	482	286
Investment income (loss)	292	(31)	882	475
Incentive fees	18	9	59	17
	929	477	2,751	1,878
Retirement Services
Premiums	26	3,045	9,163	10,769
Product charges	217	184	622	525
Net investment income	3,166	2,033	8,726	5,667
Investment related gains (losses)	(2,624)	(2,847)	(1,193)	(12,822)
Revenues of consolidated variable interest entities	318	114	946	148
Other revenues	563	(27)	583	(38)
	1,666	2,502	18,847	4,249
Total Revenues	2,595	2,979	21,598	6,127
Expenses
Asset Management
Compensation and benefits	557	386	1,743	1,429
Interest expense	36	31	98	94
General, administrative and other	220	167	643	472
	813	584	2,484	1,995
Retirement Services
Interest sensitive contract benefits	333	171	3,634	(581)
Future policy and other policy benefits	368	3,270	10,346	11,230
Market risk benefits remeasurement (gains) losses	(441)	(458)	(166)	(1,689)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	211	112	502	318
Policy and other operating expenses	467	342	1,356	985
	938	3,437	15,672	10,263
Total Expenses	1,751	4,021	18,156	12,258
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(32)	(16)	(14)	164
Net gains (losses) from investment activities of consolidated variable interest entities	49	85	95	465
Other income (loss), net	22	28	102	26
Total Other income (loss)	39	97	183	655
Income (loss) before income tax (provision) benefit	883	(945)	3,625	(5,476)
Income tax (provision) benefit	(243)	96	(697)	962
Net income (loss)	640	(849)	2,928	(4,514)
Net (income) loss attributable to non-controlling interests	42	286	(637)	1,913
Net income (loss) attributable to Apollo Global Management, Inc.	682	(563)	2,291	(2,601)
Preferred stock dividends	(22)	—	(22)	—
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$660	$(563)	$2,269	$(2,601)

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$1.10	$(0.98)	$3.77	$(4.51)
Net income (loss) attributable to common stockholders - Diluted	$1.10	$(0.98)	$3.75	$(4.51)
Weighted average shares outstanding – Basic	578.8	584.3	580.6	585.2
Weighted average shares outstanding – Diluted	578.8	584.3	581.6	585.2

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$640	$(849)	$2,928	$(4,514)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(3,155)	(5,916)	(1,767)	(20,168)
Unrealized gains (losses) on hedging instruments	(213)	(80)	(280)	(126)
Remeasurement gains (losses) on future policy benefits related to discount rate	1,317	2,374	1,328	8,833
Remeasurement gains (losses) on market risk benefits related to credit risk	(254)	(52)	(220)	524
Foreign currency translation and other adjustments	(34)	(21)	(1)	(140)
Other comprehensive income (loss), before tax	(2,339)	(3,695)	(940)	(11,077)
Income tax expense (benefit) related to other comprehensive income (loss)	(476)	(727)	(175)	(2,220)
Other comprehensive income (loss)	(1,863)	(2,968)	(765)	(8,857)
Comprehensive income (loss)	(1,223)	(3,817)	2,163	(13,371)
Comprehensive (income) loss attributable to non-controlling interests	199	479	(635)	2,299
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$(1,024)	$(3,338)	$1,528	$(11,072)

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and nine months ended September 30, 2022
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	AAM Series A Preferred Stock	AAM Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at July 1, 2022	571	$—	$—	$15,412	$(1,060)	$(5,701)	$8,651	$4,875	$13,526
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	—	678	678
Accretion of redeemable non-controlling interests	—	—	—	(11)	—	—	(11)	—	(11)
Capital increase related to equity-based compensation	2	—	—	100	—	—	100	—	100
Capital contributions	—	—	—	—	—	—	—	278	278
Dividends/distributions	—	—	—	(241)	—	—	(241)	(127)	(368)
Transactions between entities under common control	—	—	—	20	—	—	20	—	20
Payments related to issuances of common stock for equity-based awards	—	—	—	2	(18)	—	(16)	—	(16)
Repurchase of common stock	—	—	—	(26)	—	—	(26)	—	(26)
Net income (loss)	—	—	—	—	(563)	—	(563)	(286)	(849)
Other comprehensive income (loss)	—	—	—	—	—	(2,775)	(2,775)	(193)	(2,968)
Balance at September 30, 2022	573	$—	$—	$15,256	$(1,641)	$(8,476)	$5,139	$5,225	$10,364

Balance at January 1, 2022	249	$264	$290	$2,096	$1,144	$(5)	$3,789	$6,405	$10,194
Merger with Athene	166	—	—	13,050	—	—	13,050	4,942	17,992
Issuance of warrants	—	—	—	149	—	—	149	—	149
Reclassification of preferred stock to non-controlling interests	—	(264)	(290)	—	—	—	(554)	554	—
Consolidation/deconsolidation of VIEs	—	—	—	8	(7)	—	1	(4,704)	(4,703)
Issuance of common stock related to equity transactions	4	—	—	252	—	—	252	—	252
Accretion of redeemable non-controlling interests	—	—	—	(59)	—	—	(59)	—	(59)
Capital increase related to equity-based compensation	3	—	—	358	—	—	358	—	358
Capital contributions	—	—	—	—	—	—	—	3,955	3,955
Dividends/distributions	—	—	—	(723)	—	—	(723)	(1,037)	(1,760)
Transactions between entities under common control	—	—	—	20	—	—	20	—	20
Payments related to issuances of common stock for equity-based awards	3	—	—	33	(177)	—	(144)	—	(144)
Repurchase of common stock	(8)	—	—	(463)	—	—	(463)	—	(463)
Exchange of AOG Units for common stock	156	—	—	535	—	—	535	(2,591)	(2,056)
Net income (loss)	—	—	—	—	(2,601)	—	(2,601)	(1,913)	(4,514)
Other comprehensive income (loss)	—	—	—	—	—	(8,471)	(8,471)	(386)	(8,857)
Balance at September 30, 2022	573	$—	$—	$15,256	$(1,641)	$(8,476)	$5,139	$5,225	$10,364

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and nine months ended September 30, 2023
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at July 1, 2023	567	—	$14,468	$153	$(6,392)	$8,229	$8,813	$17,042
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(95)	(95)
Accretion of redeemable non-controlling interests	—	—	(2)	—	—	(2)	—	(2)
Equity issued in connection with Mandatory Convertible Preferred Stock offering	—	1,397	—	—	—	1,397	—	1,397
Capital increase related to equity-based compensation	—	—	119	—	—	119	—	119
Capital contributions	—	—	—	—	—	—	1,037	1,037
Dividends/distributions	—	(22)	—	(256)	—	(278)	(330)	(608)
Payments related to issuances of common stock for equity-based awards	1	—	9	(22)	—	(13)	—	(13)
Stock option exercises	—	—	6	—	—	6	—	6
Redemption of subsidiary equity interests	—	—	(5)	—	—	(5)	(575)	(580)
Subsidiary issuance of equity interests	—	—	10	—	3	13	585	598
Net income (loss)	—	22	—	660	—	682	(45)	637
Other comprehensive income (loss)	—	—	—	—	(1,706)	(1,706)	(157)	(1,863)
Balance at September 30, 2023	568	1,397	$14,605	$535	$(8,095)	$8,442	$9,233	$17,675

Balance at January 1, 2023	570	—	$14,982	$(1,007)	$(7,335)	$6,640	$7,726	$14,366
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(250)	(250)
Accretion of redeemable non-controlling interests	—	—	(17)	(1)	—	(18)	—	(18)
Equity issued in connection with Mandatory Convertible Preferred Stock offering	—	1,397	—	—	—	1,397	—	1,397
Capital increase related to equity-based compensation	—	—	364	—	—	364	—	364
Capital contributions	—	—	—	—	—	—	1,766	1,766
Dividends/distributions	—	(22)	(239)	(514)	—	(775)	(616)	(1,391)
Payments related to issuances of common stock for equity-based awards	6	—	32	(212)	—	(180)	—	(180)
Repurchase of common stock	(8)	—	(538)	—	—	(538)	—	(538)
Stock option exercises	—	—	16	—	—	16	—	16
Redemption of subsidiary equity interests	—	—	(5)	—	—	(5)	(575)	(580)
Subsidiary issuance of equity interests	—	—	10	—	3	13	585	598
Net income (loss)	—	22	—	2,269	—	2,291	599	2,890
Other comprehensive income (loss)	—	—	—	—	(763)	(763)	(2)	(765)
Balance at September 30, 2023	568	1,397	$14,605	$535	$(8,095)	$8,442	$9,233	$17,675

(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$2,928	$(4,514)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Equity-based compensation	422	410
Net investment income	(958)	(810)
Net recognized (gains) losses on investments and derivatives	318	5,855
Depreciation and amortization	586	376
Net amortization of net investment premiums, discount and other	70	234
Policy acquisition costs deferred	(1,040)	(750)
Other non-cash amounts included in net income (loss), net	(349)	(62)
Changes in consolidation	(53)	(513)
Changes in operating assets and liabilities:
Purchases of investments by Funds and VIEs	(4,761)	(8,403)
Proceeds from sale of investments by Funds and VIEs	3,781	3,488
Interest sensitive contract liabilities	1,485	(2,052)
Future policy benefits, market risk benefits and reinsurance recoverable	2,917	3,837
Other assets and liabilities, net	(1,088)	5,228
Net cash provided by operating activities	$4,258	$2,324
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	$(2,719)	$(1,398)
Purchases of available-for-sale securities	(24,568)	(28,050)
Purchases of mortgage loans	(14,398)	(9,824)
Purchases of investment funds	(2,221)	(6,706)
Purchases of U.S. Treasury securities	(490)	(4,160)
Purchases of derivatives instruments and other investments	(5,242)	(2,235)
Sales, maturities and repayments of investments and distributions from equity method investments	21,565	29,283
Cash acquired through merger	—	10,420
Other investing activities, net	354	499
Net cash used in investing activities	$(27,719)	$(12,171)
Cash Flows from Financing Activities
Issuance of debt	$3,821	$3,751
Payment of debt issuance cost	(16)	—
Repayment of debt	(2,769)	(791)
Redemption of subsidiary equity interests	(575)	—
Repurchase of common stock	(535)	(463)
Common stock dividends	(753)	(722)
Distributions paid to non-controlling interests	(596)	(1,034)
Contributions from non-controlling interests	1,766	3,955
Distributions to redeemable non-controlling interests	(798)	(776)
Issuance of Mandatory Convertible Preferred stock, net of issuance costs	1,397	—
Deposits on investment-type policies and contracts	35,168	23,329
Withdrawals on investment-type policies and contracts	(10,229)	(7,903)
Subsidiary issuance of equity interests to non-controlling interests	632	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	945	(22)
Other financing activities, net	(700)	1,689
Net cash provided by financing activities	$26,758	$21,013
Effect of exchange rate changes on cash and cash equivalents	2	(18)

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2023	2022
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	3,299	11,148
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	11,128	2,088
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$14,427	$13,236
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$162	$762
Cash paid for interest	533	432
Non-cash transactions
Non-Cash Investing Activities
Asset Management and Other
Distributions from principal investments	1	6
Purchases of other investments, at fair value	5	22
Sales of other investments, at fair value	—	116
Acquisition of goodwill and intangibles	—	335
Retirement Services
Investments received from settlements on reinsurance agreements	164	36
Investments received from pension group annuity premiums	4,776	3,812
Reduction in investments relating to recapture of reinsurance agreement	482	—
Non-Cash Financing Activities
Asset Management and Other
Capital increases related to equity-based compensation	328	321
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements	78	808
Withdrawals on investment-type policies and contracts through reinsurance agreements	10,212	6,190
Supplemental Disclosure of Cash Flow Information of Consolidated VIEs
Cash Flows from Operating Activities
Purchases of investments - Asset Management	(4,760)	(8,454)
Proceeds from sale of investments - Asset Management	3,781	3,685
Cash Flows from Investing Activities
Purchases of investments - Retirement Services	(2,023)	(4,097)
Proceeds from sale of investments - Retirement Services	352	1,282
Purchase of U.S. Treasury Securities - Asset Management	—	(1,509)
Proceeds from maturities of U.S. Treasury Securities - Asset Management	—	2,327
Cash Flows from Financing Activities
Issuance of debt	3,183	4,161
Principal repayment of debt	(2,768)	(792)
Distributions paid to non-controlling interests	(58)	(1,263)
Contributions from non-controlling interests	1,437	3,223
Distributions to redeemable non-controlling interests	(798)	(776)

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2023	2022
Changes in Consolidation
Investments, at fair value	(1,136)	(3,112)
Other assets	(1)	(92)
Debt, at fair value	—	3,932
Notes payable	1,068	(386)
Other liabilities	22	(276)
Non-controlling interest	5	447
Equity	95	—
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:

Cash and cash equivalents	$12,346	$10,942
Restricted cash and cash equivalents	1,492	1,721
Cash and cash equivalents held at consolidated variable interest entities	589	573
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$14,427	$13,236

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

Investment Companies

Judgment is required to evaluate whether an entity has the necessary characteristics to be accounted for as an investment company. The funds managed by the Company that meet the investment company criteria reflect their investments at fair value. The Company has retained this specialized accounting for investment companies in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related footnotes. The Company’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, non-cash compensation, fair value of investments (including derivatives) and debt, impairment of investments and allowances for expected credit losses, and future policy benefit reserves. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on the best available information as of September 30, 2023. Actual results could differ materially from those estimates.

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

Foreign Currency

The Company holds foreign currency denominated assets and liabilities. Non-monetary assets and liabilities of the Company’s international subsidiaries are remeasured into the functional currency using historical exchange rates specific to each asset and liability, the exchange rates prevailing at the end of each reporting period are used for all others. The results of the Company’s foreign operations are remeasured using an average exchange rate for the respective reporting period. Currency remeasurement adjustments and gains and losses on the settlement of foreign currency translations are included within other income (loss), net for asset management or investment related gains (losses) for retirement services in the condensed consolidated statements of operations. Foreign currency denominated assets and liabilities are translated into the reporting currency using the exchange rates prevailing at the end of each reporting period. Currency translation adjustments are included within other comprehensive income (loss), before tax within the condensed consolidated statements of comprehensive income (loss). The change in unrealized foreign currency exchange of any non-U.S. dollar denominated AFS securities are included in other comprehensive income (“OCI”) unless they are designated as part of a fair value hedge.

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

Recently Issued Accounting Pronouncements

Business Combinations – Joint Venture Formations (ASU 2023-05)

The amendments in this update address how a joint venture initially recognizes and measures contributions received at its formation date. The amendments require a joint venture to apply a new basis of accounting upon formation and to initially recognize its assets and liabilities at fair value. The guidance is effective prospectively for all joint ventures formed on or after January 1, 2025, while retrospective application may be elected for a joint venture formed before the effective date. Early adoption is permitted.

The Company is currently evaluating the impact of the new pronouncement.

Investments– Equity Method and Joint Ventures (ASU 2023-02)

In March 2023, the Financial Accounting Standards Board (“FASB”) issued guidance in ASU 2023-02 to introduce the option of applying the proportional amortization method (“PAM”) to account for investments made primarily for the purpose of receiving income tax credits or other income tax benefits when certain requirements are met. Currently, PAM only applies to low-income housing tax credit (“LIHTC”) investments. The guidance becomes mandatorily effective for the Company on January 1, 2024, but early adoption is permitted.

The Company is currently evaluating the impact of the new pronouncement and does not expect an impact to the condensed consolidated financial statements upon adoption.

Recently Adopted Accounting Pronouncements

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

The new guidance was early adopted by the Company on July 1, 2023. The Company applied the guidance on a prospective basis, and there was no financial statement impact upon adoption.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $172 million of revenue recognized during the nine months ended September 30, 2023 that was previously deferred as of January 1, 2023.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

As of the Merger Date, Athene's financial results are reflected in these condensed consolidated financial statements. Athene's revenues of $2,502 million and $4,249 million and net income (loss) of $(384) million and $(2,758) million are included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022, respectively.

5. Investments

The following table outlines the Company’s investments:

(In millions)	September 30, 2023	December 31, 2022
Asset Management
Investments, at fair value	$1,412	$1,320
Equity method investments	1,075	979
Performance allocations	2,896	2,574
U.S. Treasury securities, at fair value	—	709
Total Investments – Asset Management	5,383	5,582
Retirement Services
AFS securities, at fair value	$129,700	$112,225
Trading securities, at fair value	2,463	2,473
Equity securities	1,620	1,766
Mortgage loans, at fair value	39,212	28,756
Investment funds	1,728	1,648
Policy loans	336	347
Funds withheld at interest	32,573	42,688
Derivative assets	4,571	3,309
Short-term investments	1,476	2,160
Other investments	1,274	1,076
Total Investments, including related parties – Retirement Services	214,953	196,448
Total Investments	$220,336	$202,030

Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Realized gains (losses) on sales of investments, net	$(3)	$(1)	$(4)	$(7)
Net change in unrealized gains (losses) due to changes in fair value	(29)	(15)	(10)	171
Net gains (losses) from investment activities	$(32)	$(16)	$(14)	$164

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Performance Allocations

Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2023	$2,574
Change in fair value of funds	846
Fund distributions to the Company	(524)
Performance allocations, September 30, 2023	$2,896

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

Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	September 30, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$5,506	$—	$—	$(1,246)	$4,260
U.S. state, municipal and political subdivisions	1,273	—	—	(311)	962
Foreign governments	1,279	(27)	6	(343)	915
Corporate	83,029	(140)	68	(15,656)	67,301
CLO	19,641	(3)	171	(883)	18,926
ABS	11,608	(30)	23	(794)	10,807
CMBS	6,092	(7)	12	(601)	5,496
RMBS	7,888	(371)	161	(630)	7,048
Total AFS securities	136,316	(578)	441	(20,464)	115,715
AFS securities – related parties
Corporate	1,426	—	1	(71)	1,356
CLO	4,390	—	19	(174)	4,235
ABS	8,762	(1)	17	(384)	8,394
Total AFS securities – related parties	14,578	(1)	37	(629)	13,985
Total AFS securities, including related parties	$150,894	$(579)	$478	$(21,093)	$129,700

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$3,333	$—	$—	$(756)	$2,577
U.S. state, municipal and political subdivisions	1,218	—	—	(291)	927
Foreign governments	1,207	(27)	3	(276)	907
Corporate	74,644	(61)	92	(13,774)	60,901
CLO	17,722	(7)	115	(1,337)	16,493
ABS	11,447	(29)	15	(906)	10,527
CMBS	4,636	(5)	6	(479)	4,158
RMBS	6,775	(329)	64	(596)	5,914
Total AFS securities	120,982	(458)	295	(18,415)	102,404
AFS securities – related parties
Corporate	1,028	—	1	(47)	982
CLO	3,346	(1)	10	(276)	3,079
ABS	6,066	—	3	(309)	5,760
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821
Total AFS securities, including related parties	$131,422	$(459)	$309	$(19,047)	$112,225

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	September 30, 2023
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,232	$2,167
Due after one year through five years	15,532	14,370
Due after five years through ten years	22,864	19,179
Due after ten years	50,459	37,722
CLO, ABS, CMBS and RMBS	45,229	42,277
Total AFS securities	136,316	115,715
AFS securities – related parties
Due after one year through five years	908	883
Due after five years through ten years	130	123
Due after ten years	388	350
CLO and ABS	13,152	12,629
Total AFS securities – related parties	14,578	13,985
Total AFS securities, including related parties	$150,894	$129,700

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	September 30, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,023	$(292)	$2,167	$(954)	$4,190	$(1,246)
U.S. state, municipal and political subdivisions	119	(11)	840	(300)	959	(311)
Foreign governments	117	(9)	785	(331)	902	(340)
Corporate	17,338	(1,075)	48,290	(14,553)	65,628	(15,628)
CLO	685	(21)	12,001	(811)	12,686	(832)
ABS	2,780	(116)	4,320	(597)	7,100	(713)
CMBS	1,453	(23)	1,883	(501)	3,336	(524)
RMBS	1,272	(62)	1,923	(318)	3,195	(380)
Total AFS securities	25,787	(1,609)	72,209	(18,365)	97,996	(19,974)
AFS securities – related parties
Corporate	578	(34)	356	(36)	934	(70)
CLO	498	(19)	2,591	(153)	3,089	(172)
ABS	2,702	(99)	2,570	(259)	5,272	(358)
Total AFS securities – related parties	3,778	(152)	5,517	(448)	9,295	(600)
Total AFS securities, including related parties	$29,565	$(1,761)	$77,726	$(18,813)	$107,291	$(20,574)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,539	$(756)	$—	$—	$2,539	$(756)
U.S. state, municipal and political subdivisions	911	(291)	—	—	911	(291)
Foreign governments	891	(275)	—	—	891	(275)
Corporate	58,256	(13,773)	—	—	58,256	(13,773)
CLO	13,486	(1,277)	—	—	13,486	(1,277)
ABS	8,119	(801)	—	—	8,119	(801)
CMBS	2,650	(427)	—	—	2,650	(427)
RMBS	2,621	(365)	—	—	2,621	(365)
Total AFS securities	89,473	(17,965)	—	—	89,473	(17,965)
AFS securities – related parties
Corporate	619	(47)	—	—	619	(47)
CLO	2,752	(273)	—	—	2,752	(273)
ABS	5,487	(308)	—	—	5,487	(308)
Total AFS securities – related parties	8,858	(628)	—	—	8,858	(628)
Total AFS securities, including related parties	$98,331	$(18,593)	$—	$—	$98,331	$(18,593)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	September 30, 2023
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	9,552	7,841
AFS securities – related parties	203	139

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. Athene did not recognize the unrealized losses in income, unless as required for hedge accounting, as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended September 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$27	$—	$—	$—	$—	$—	$27
Corporate	73	67	—	(2)	—	2	140
CLO	3	—	—	—	—	—	3
ABS	35	1	—	(4)	—	(2)	30
CMBS	6	1	—	—	—	—	7
RMBS	377	4	1	(5)	—	(6)	371
Total AFS securities	521	73	1	(11)	—	(6)	578
AFS securities – related parties
ABS	1	—	—	—	—	—	1
Total AFS securities – related parties	1	—	—	—	—	—	1
Total AFS securities including related parties	$522	$73	$1	$(11)	$—	$(6)	$579

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2022
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$61	$—	$—	$(28)	$—	$(6)	$27
Corporate	70	5	—	—	(6)	(3)	66
CLO	107	2	—	—	—	(104)	5
ABS	14	7	—	—	—	(8)	13
CMBS	9	—	—	—	—	(6)	3
RMBS	348	1	2	(7)	—	(23)	321
Total AFS securities	609	15	2	(35)	(6)	(150)	435
AFS securities – related parties
CLO	19	—	—	—	—	(18)	1
ABS	1	—	—	—	—	(1)	—
Total AFS securities – related parties	20	—	—	—	—	(19)	1
Total AFS securities including related parties	$629	$15	$2	$(35)	$(6)	$(169)	$436

	Nine months ended September 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$27	$—	$—	$—	$—	$—	$27
Corporate	61	88	—	(8)	—	(1)	140
CLO	7	1	—	—	—	(5)	3
ABS	29	2	—	(4)	—	3	30
CMBS	5	4	—	—	—	(2)	7
RMBS	329	15	40	(13)	—	—	371
Total AFS securities	458	110	40	(25)	—	(5)	578
AFS securities – related parties
CLO	1	—	—	—	—	(1)	—
ABS	—	1	—	—	—	—	1
Total AFS securities – related parties	1	1	—	—	—	(1)	1
Total AFS securities including related parties	$459	$111	$40	$(25)	$—	$(6)	$579

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2022
		Additions		Reductions
(In millions)	Beginning balance[1]	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$—	$66	$—	$(28)	$—	$(11)	27
Corporate	—	66	—	—	(6)	6	66
CLO	—	24	—	—	—	(19)	5
ABS	5	16	—	—	—	(8)	13
CMBS	—	14	—	—	—	(11)	3
RMBS	306	30	3	(24)	—	6	321
Total AFS securities	311	216	3	(52)	(6)	(37)	435
AFS securities – related parties
CLO	—	3	—	—	—	(2)	1
ABS	—	18	—	—	—	(18)	—
Total AFS securities – related parties	—	21	—	—	—	(20)	1
Total AFS securities, including related parties	$311	$237	$3	$(52)	$(6)	$(57)	$436

[1] Beginning balance reflects allowances established at the time of the Mergers under purchase accounting for PCD investments.

Net Investment Income

Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
AFS securities	$1,822	$1,076	$4,940	$2,861
Trading securities	44	41	130	133
Equity securities	14	17	54	41
Mortgage loans	642	336	1,632	870
Investment funds	(15)	(37)	46	278
Funds withheld at interest	486	534	1,368	1,347
Other	213	75	620	165
Investment revenue	3,206	2,042	8,790	5,695
Investment expenses	(40)	(9)	(64)	(28)
Net investment income	$3,166	$2,033	$8,726	$5,667

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
AFS securities[1]
Gross realized gains on investment activity	$55	$84	$379	$404
Gross realized losses on investment activity	(431)	(761)	(647)	(2,003)
Net realized investment losses on AFS securities	(376)	(677)	(268)	(1,599)
Net recognized investment losses on trading securities	(137)	(119)	(105)	(497)
Net recognized investment losses on equity securities	(3)	(9)	(34)	(260)
Net recognized investment losses on mortgage loans	(911)	(1,199)	(838)	(3,094)
Derivative losses	(1,480)	(1,821)	(66)	(8,794)
Provision for credit losses	(60)	171	(237)	(193)
Other gains	343	807	355	1,615
Investment related gains (losses)	$(2,624)	$(2,847)	$(1,193)	$(12,822)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $724 million and $635 million for the three months ended September 30, 2023 and 2022, respectively, and $3,918 million and $9,405 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Trading securities	$(75)	$(119)	$(35)	$(455)
Trading securities – related parties	3	6	3	2
Equity securities	6	2	9	(237)
Equity securities – related parties	(9)	(18)	(16)	(31)

Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition:

(In millions)	September 30, 2023	December 31, 2022
Less than 30 days	$533	$608
30-90 days	427	1,268
91 days to 364 days	686	—
1 year and greater	2,866	2,867
Payables for repurchase agreements	$4,512	$4,743

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the securities pledged as collateral for repurchase agreements:

	September 30, 2023		December 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$1,353	$962	$2,559	$1,941
Foreign governments	152	101	146	107
Corporate	2,899	2,285	1,940	1,605
CLO	264	259	273	261
ABS	1,226	1,074	1,243	1,082
Total securities pledged under repurchase agreements	$5,894	$4,681	$6,161	$4,996

Reverse Repurchase Agreements

As of September 30, 2023 and December 31, 2022, amounts loaned under reverse repurchase agreements were $949 million and $1,640 million, respectively, and the fair value of the collateral, comprised primarily of commercial and residential mortgage loans, was $1,447 million and $1,753 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans includes both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 8 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	September 30, 2023	December 31, 2022
Commercial mortgage loans	$24,667	$21,061
Commercial mortgage loans under development	1,232	790
Total commercial mortgage loans	25,899	21,851
Mark to fair value	(2,430)	(1,743)
Commercial mortgage loans	23,469	20,108
Residential mortgage loans	19,271	11,802
Mark to fair value	(1,486)	(1,099)
Residential mortgage loans	17,785	10,703
Mortgage loans	$41,254	$30,811

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Office building	$4,325	18.5%	$4,651	23.1%
Retail	1,815	7.7%	1,454	7.2%
Apartment	8,463	36.1%	6,692	33.3%
Hotels	2,373	10.1%	1,855	9.2%
Industrial	2,565	10.9%	2,047	10.2%
Other commercial	3,928	16.7%	3,409	17.0%
Total commercial mortgage loans	$23,469	100.0%	$20,108	100.0%

U.S. Region
East North Central	$1,439	6.1%	$1,437	7.1%
East South Central	422	1.8%	413	2.1%
Middle Atlantic	6,656	28.4%	5,183	25.8%
Mountain	949	4.0%	898	4.5%
New England	1,179	5.0%	1,076	5.4%
Pacific	4,175	17.8%	3,781	18.8%
South Atlantic	3,879	16.6%	2,756	13.7%
West North Central	194	0.8%	231	1.1%
West South Central	981	4.2%	1,085	5.4%
Total U.S. Region	19,874	84.7%	16,860	83.9%
International Region
United Kingdom	2,200	9.4%	1,898	9.4%
Other international[1]	1,395	5.9%	1,350	6.7%
Total International Region	3,595	15.3%	3,248	16.1%
Total commercial mortgage loans	$23,469	100.0%	$20,108	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	September 30, 2023	December 31, 2022
U.S. States
California	27.9%	28.9%
Florida	11.8%	9.7%
New York	6.5%	5.6%
Texas	5.6%	4.3%
New Jersey	5.2%	5.3%
Arizona	4.3%	5.1%
Other[1]	29.7%	27.4%
Total U.S. residential mortgage loan percentage	91.0%	86.3%
International
United Kingdom	3.8%	5.4%
Other[2]	5.2%	8.3%
Total international residential mortgage loan percentage	9.0%	13.7%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	September 30, 2023		December 31, 2022
(In millions, except percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity funds	$90	72.5%	$46	58.2%
Hybrid funds	24	19.4%	32	40.5%
Other	10	8.1%	1	1.3%
Total investment funds	124	100.0%	79	100.0%
Investment funds – related parties
Strategic origination platforms	45	2.8%	34	2.2%
Strategic insurance platforms	1,287	80.2%	1,259	80.2%
Apollo and other fund investments
Equity funds	244	15.2%	246	15.7%
Yield funds	6	0.4%	5	0.3%
Other	22	1.4%	25	1.6%
Total investment funds – related parties	1,604	100.0%	1,569	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	5,322	35.5%	4,829	38.7%
Strategic insurance platforms	511	3.4%	529	4.2%
Apollo and other fund investments
Equity funds	3,329	22.2%	2,640	21.2%
Hybrid funds	3,771	25.2%	3,112	24.9%
Yield funds	1,357	9.1%	1,044	8.4%
Other	699	4.6%	326	2.6%
Total investment funds – consolidated VIEs	14,989	100.0%	12,480	100.0%
Total investment funds, including related parties and consolidated VIEs	$16,717		$14,128

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	September 30, 2023
AT&T Inc.	$1,461
Wheels Donlen[1]	1,454
PK AirFinance[1]	1,410
MFI Investments	1,361
Athora[1]	1,282
Atlas[1]	1,007
Atlas[1] – reverse repurchase agreement	922
AP Tundra	865

(In millions)	December 31, 2022
Wheels Donlen[1]	$1,288
Athora[1]	1,232
PK AirFinance[1]	999
AP Tundra	896
MFI Investments	878
SoftBank Vision Fund II	789
MidCap[1]	788
Cayman Universe	756
Concord Music CL A2	684
Redding Ridge	683
AOP Finance	671

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

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	8,240	$647	$167	6,677	$747	$154
Forwards	6,381	437	40	6,283	406	52
Interest rate swaps	4,468	—	809	4,468	—	803
Forwards on net investments	219	3	—	216	2	—
Interest rate swaps	10,031	14	203	9,332	9	150
Total derivatives designated as hedges		1,101	1,219		1,164	1,159
Derivatives not designated as hedges
Equity options	71,579	2,530	101	65,089	1,374	114
Futures	30	69	8	18	33	—
Foreign currency swaps	4,549	278	108	3,563	251	112
Interest rate swaps	482	79	—	488	74	—
Other swaps	180	—	3	89	—	4
Foreign currency forwards	22,322	514	453	16,376	413	257
Embedded derivatives
Funds withheld, including related parties		(5,953)	(89)		(6,272)	(77)
Interest sensitive contract liabilities		—	7,345		—	5,841
Total derivatives not designated as hedges		(2,483)	7,929		(4,127)	6,251
Total derivatives		$(1,382)	$9,148		$(2,963)	$7,410

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. During the three months ended September 30, 2023 and 2022, Athene recognized gains of $91 million and losses of $111 million, respectively, in OCI associated with these hedges. During the nine months ended September 30, 2023 and 2022, Athene recognized losses of $35 million and $111 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, no amounts are expected to be reclassified to income within the next 12 months.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	September 30, 2023		December 31, 2022
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$5,372	$(245)	$5,259	$(217)
Foreign currency swaps	5,448	(452)	4,797	(398)
Interest sensitive contract liabilities
Foreign currency swaps	1,369	90	1,081	88
Foreign currency interest rate swaps	3,724	647	4,348	632
Interest rate swaps	6,711	386	6,577	323

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended September 30, 2023
Investment related gains (losses)
Foreign currency forwards	$179	$(187)	$(8)	$21	$5
Foreign currency swaps	161	(166)	(5)	—	—
Foreign currency interest rate swaps	(90)	95	5	—	—
Interest rate swaps	(74)	63	(11)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	16	(14)	2	—	—

Three months ended September 30, 2022
Investment related gains (losses)
Foreign currency forwards	$288	$(290)	$(2)	$18	$—
Foreign currency swaps	256	(283)	(27)	—	—
Foreign currency interest rate swaps	(379)	384	5	—	—
Interest rate swaps	(268)	264	(4)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	12	(14)	(2)	—	—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Nine months ended September 30, 2023
Investment related gains (losses)
Foreign currency forwards	$74	$(77)	$(3)	$66	$12
Foreign currency swaps	59	(57)	2	—	—
Foreign currency interest rate swaps	(5)	15	10	—	—
Interest rate swaps	(92)	79	(13)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	44	(44)	—	—	—
Nine months ended September 30, 2022
Investment related gains (losses)
Foreign currency forwards	$616	$(648)	$(32)	$48	$1
Foreign currency swaps	589	(630)	(41)	—	—
Foreign currency interest rate swaps	(873)	879	6	—	—
Interest rate swaps	(345)	357	12	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	37	(37)	—	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Foreign currency forwards	$(65)	$(20)	$(63)	$(77)
Foreign currency swaps	(239)	51	(182)	60

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended September 30, 2023 and 2022, these derivatives had gains of $13 million and $22 million, respectively. During the nine months ended September 30, 2023 and 2022, these derivatives had gains of $5 million and $47 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of September 30, 2023 and December 31, 2022, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $35 million and $30 million, respectively. During the three and nine months ended September 30, 2023 and 2022, there were no amounts deemed ineffective.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Equity options	$(951)	$(449)	$390	$(2,728)
Futures	(73)	(34)	22	(153)
Swaps	(24)	132	38	121
Foreign currency forwards	146	454	(191)	971
Embedded derivatives on funds withheld	(780)	(1,839)	(439)	(7,041)
Amounts recognized in investment related gains (losses)	(1,682)	(1,736)	(180)	(8,830)
Embedded derivatives in indexed annuity products[1]	1,251	526	(277)	3,079
Total gains (losses) on derivatives not designated as hedges	$(431)	$(1,210)	$(457)	$(5,751)

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ratings. Additionally, a decrease in Athene’s financial strength rating to a specified level can result in settlement of the derivative position.

The estimated fair value of net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2023
Derivative assets	$4,571	$(1,665)	$(3,140)	$(234)	$—	$(234)
Derivative liabilities	(1,892)	1,665	655	428	—	428

December 31, 2022
Derivative assets	$3,309	$(1,477)	$(1,952)	$(120)	$—	$(120)
Derivative liabilities	(1,646)	1,477	478	309	—	309

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of September 30, 2023 and December 31, 2022, amounts not subject to master netting or similar agreements were immaterial.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023[1]	2022[1]	2023[1]	2022[1]
Net gains (losses) from investment activities	$18	$78	$42	$88
Net gains (losses) from debt	—	—	—	144
Interest and other income	59	40	133	309
Interest and other expenses	(28)	(33)	(80)	(76)
Net gains (losses) from investment activities of consolidated variable interest entities	$49	$85	$95	$465

[1] Amounts reflect consolidation eliminations.

Subscription Lines

Included within notes payable and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	September 30, 2023			December 31, 2022
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$1,946	7.22%	0.09	$686	6.22%	0.08
Total – Asset Management	$1,946			$686

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of September 30, 2023, the Company was not aware of any instances of non-compliance with any of these covenants.

Repurchase Agreements

The following table summarizes the maturities of repurchase agreements:

Remaining Contractual Maturity	September 30, 2023	December 31, 2022
91 days to 364 days	$—	$1,254
Total payables for repurchase agreements[1]	$—	$1,254

[1] Included in other liabilities of consolidated variable interest entities on the condensed consolidated statements of financial condition.

The following table summarizes the gross carrying value of repurchase agreements by class of collateral pledged:

(In millions)	September 30, 2023	December 31, 2022
Loans backed by residential real estate	$—	$770
Loans backed by commercial real estate	—	484
Total	$—	$1,254

Note: These repurchase agreements are carried at cost which approximates fair value and is classified as Level 2 of the fair value hierarchy.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reverse Repurchase Agreements

As of September 30, 2023 and December 31, 2022, fair value of collateral received under reverse repurchase agreements was $453 million and $1,522 million, respectively, and fair value of collateral rehypothecated was $0 million and $1,522 million, respectively.

Revenues of Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Trading securities	$17	$10	$65	$12
Equity securities	—	13	—	13
Mortgage loans	29	22	83	67
Investment funds	20	6	55	—
Other	2	(16)	1	(3)
Net investment income	68	35	204	89

Net recognized investment losses on trading securities	(16)	(38)	(15)	(38)
Net recognized investment losses on mortgage loans	(25)	(103)	(45)	(262)
Net recognized investment gains on investment funds	292	236	831	354
Other gains (losses)	(1)	(16)	(29)	5
Investment related gains (losses)	250	79	742	59
Revenues of consolidated variable interest entities	$318	$114	$946	$148

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	September 30, 2023	[2]	December 31, 2022	[2]
Maximum Loss Exposure[1]	$313		$343

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2023		December 31, 2022
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$124	$593	$79	$340
Investment in related parties – investment funds	1,604	2,325	1,569	2,253
Assets of consolidated VIEs – investment funds	14,989	21,165	12,480	20,278
Investment in fixed maturity securities	42,685	46,101	37,454	40,992
Investment in related parties – fixed maturity securities	13,500	16,414	9,717	10,290
Investment in related parties – equity securities	304	304	279	279
Total non-consolidated investments	$73,206	$86,902	$61,578	$74,432

8. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	September 30, 2023
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$2,350	$—	$—		$—	$2,350
Restricted cash and cash equivalents[1]	274	—	—		—	274
Cash and cash equivalents of VIEs	437	—	—		—	437
Investments, at fair value	180	39	1,137	[2]	56	1,412
Investments of VIEs	—	18	1,980		150	2,148
Due from related parties[3]	—	—	35		—	35
Derivative assets[4]	—	42	9		—	51
Total Assets – Asset Management	3,241	99	3,161		206	6,707

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2023
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Retirement Services
AFS Securities
U.S. government and agencies	4,253	7	—	—	4,260
U.S. state, municipal and political subdivisions	—	962	—	—	962
Foreign governments	—	869	46	—	915
Corporate	9	64,911	2,381	—	67,301
CLO	—	18,926	—	—	18,926
ABS	—	6,181	4,626	—	10,807
CMBS	—	5,484	12	—	5,496
RMBS	—	6,785	263	—	7,048
Total AFS securities	4,262	104,125	7,328	—	115,715
Trading securities	22	1,538	32	—	1,592
Equity securities	198	644	74	—	916
Mortgage loans	—	—	37,978	—	37,978
Funds withheld at interest – embedded derivative	—	—	(4,981)	—	(4,981)
Derivative assets	93	4,478	—	—	4,571
Short-term investments	—	398	129	—	527
Other investments	—	286	477	—	763
Cash and cash equivalents	9,996	—	—	—	9,996
Restricted cash and cash equivalents	1,218	—	—	—	1,218
Investments in related parties
AFS securities
Corporate	—	170	1,186	—	1,356
CLO	—	3,732	503	—	4,235
ABS	—	555	7,839	—	8,394
Total AFS securities – related parties	—	4,457	9,528	—	13,985
Trading securities	—	—	871	—	871
Equity securities	59	—	245	—	304
Mortgage loans	—	—	1,234	—	1,234
Investment funds	—	—	1,043	—	1,043
Funds withheld at interest – embedded derivative	—	—	(972)	—	(972)
Other investments	—	—	327	—	327
Reinsurance recoverable	—	—	1,301	—	1,301
Other assets[7]	—	—	431	—	431
Assets of consolidated VIEs
Trading securities	—	275	1,858	—	2,133
Mortgage loans	—	—	2,042	—	2,042
Investment funds	—	—	1,402	13,587	14,989
Other investments	—	2	92	—	94
Cash and cash equivalents	152	—	—	—	152
Total Assets – Retirement Services	16,000	116,203	60,439	13,587	206,229
Total Assets	$19,241	$116,302	$63,600	$13,793	$212,936

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2023
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Liabilities
Asset Management
Contingent consideration obligations[5]	$—	$—	$85	$—	$85
Other liabilities[6]	1	—	—	—	1
Total Liabilities – Asset Management	1	—	85	—	86
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	7,345	—	7,345
Universal life benefits	—	—	739	—	739
Future policy benefits
AmerUs closed block	—	—	1,100	—	1,100
ILICO closed block and life benefits	—	—	551	—	551
Market risk benefits[7]	—	—	3,021	—	3,021
Derivative liabilities	43	1,848	1	—	1,892
Other liabilities	—	(89)	213	—	124
Total Liabilities – Retirement Services	43	1,759	12,970	—	14,772
Total Liabilities	$44	$1,759	$13,055	$—	$14,858

(Concluded)

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$1,201	$—	$—		$—	$1,201
Restricted cash and cash equivalents[1]	1,048	—	—		—	1,048
Cash and cash equivalents of VIEs	110	—	—		—	110
U.S. Treasury securities	709	—	—		—	709
Investments, at fair value	190	39	1,083	[2]	8	1,320
Investments of VIEs	—	1,537	727		105	2,369
Due from related parties[3]	—	—	43		—	43
Derivative assets[4]	—	—	15		—	15
Total Assets – Asset Management	3,258	1,576	1,868		113	6,815
Retirement Services
AFS Securities
U.S. government and agencies	2,570	7	—		—	2,577
U.S. state, municipal and political subdivisions	—	927	—		—	927
Foreign governments	—	906	1		—	907
Corporate	—	59,236	1,665		—	60,901
CLO	—	16,493	—		—	16,493
ABS	—	5,660	4,867		—	10,527
CMBS	—	4,158	—		—	4,158
RMBS	—	5,682	232		—	5,914
Total AFS securities	2,570	93,069	6,765		—	102,404

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

(Concluded)
[1] Restricted cash and cash equivalents as of September 30, 2023 and December 31, 2022 includes $272 million and $1,046 million, respectively, of restricted cash and cash equivalents held by consolidated SPACs.

[2] Investments as of September 30, 2023 and December 31, 2022 excludes $236 million and $198 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[3] Due from related parties represents a receivable from a fund.
[4] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
5 As of September 30, 2023 and December 31, 2022, Other liabilities includes $30 million and $31 million, respectively, of contingent obligations related to the Griffin Capital acquisition, classified as Level 3 and profit sharing payable includes $55 million and $55 million, respectively, related to contingent obligations classified as Level 3.

[6] Other liabilities as of September 30, 2023 and December 31, 2022 includes the publicly traded warrants of APSG II.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	September 30, 2023
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$552	Embedded value	N/A	N/A	N/A
	271	Discounted cash flow	Discount rate	9.3% – 52.8%	23.9%	[1]
	109	Direct capitalization	Capitalization rate	7.0%	7.0%
	205	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	35	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	9	Option model	Volatility rate	65.0%	65.0%
Investments of consolidated VIEs
Bank loans	679	Discounted cash flow	Discount rate	7.7% – 13.5%	10.8%	[1]
	314	Adjusted transaction value	N/A	N/A	N/A
Equity securities	455	Dividend discount model	Discount rate	13.1%	13.1%
	508	Adjusted transaction value	N/A	N/A	N/A
Bonds	24	Discounted cash flow	Discount rate	8.3% -12.5%	12.5%	[1]
Retirement Services
AFS, trading and equity securities	14,272	Discounted cash flow	Discount rate	2.3% – 18.8%	7.2%	[1]
Mortgage loans[2]	41,254	Discounted cash flow	Discount rate	2.2% – 21.9%	7.0%	[1]
Investment funds[2]	483	Discounted cash flow	Discount rate	6.3% – 6.3%	6.3%	[1]
	511	Net tangible asset values	Implied multiple	1.18x	1.18x
	408	Reported net asset value	Reported net asset value	N/A	N/A
	1,043	Embedded value	N/A	N/A	N/A
Financial Liabilities
Asset Management
Contingent consideration obligations	85	Discounted cash flow	Discount rate	21.7% – 27.0%	24.2%	[1]
		Option model	Volatility rate	32.3% – 38.4%	35.4%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	7,345	Discounted cash flow	Nonperformance risk	0.6% – 1.6%	1.2%	[3]
			Option budget	0.5% – 5.9%	2.3%	[4]
			Surrender rate	6.7% – 13.3%	8.8%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended September 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,165	$(25)	$—	$6	$—	$1,146	$(1)	$—
Investments of Consolidated VIEs	2,608	(9)	—	(619)	—	1,980	4	—
Total Level 3 assets – Asset Management	$3,773	$(34)	$—	$(613)	$—	$3,126	$3	$—
Assets – Retirement Services
AFS securities
Foreign governments	$48	$—	$(2)	$—	$—	$46	$—	$(2)
Corporate	2,460	(8)	(25)	(26)	(20)	2,381	—	(27)
ABS	5,305	—	14	(255)	(438)	4,626	—	4
CMBS	12	—	—	—	—	12	—	—
RMBS	6	—	—	261	(4)	263	—	—
Trading securities	38	(1)	—	(5)	—	32	(1)	—
Equity securities	67	7	—	—	—	74	7	—
Mortgage loans	34,668	(850)	—	4,160	—	37,978	(850)	—
Funds withheld at interest – embedded derivative	(4,356)	(625)	—	—	—	(4,981)	—	—
Short-term investments	30	—	(1)	100	—	129	—	(1)
Other investments	337	(5)	—	145	—	477	(5)	—
Investments in related parties
AFS securities
Corporate	1,171	1	(10)	24	—	1,186	—	(10)
CLO	495	—	8	—	—	503	—	8
ABS	7,742	(2)	(11)	110	—	7,839	(6)	(14)
Trading securities	867	4	—	—	—	871	3	—
Equity securities	252	(7)	—	—	—	245	(7)	—
Mortgage loans	1,296	(61)	—	(1)	—	1,234	(61)	—
Investment funds	1,061	(18)	—	—	—	1,043	(18)	—
Funds withheld at interest – embedded derivative	(1,297)	325	—	—	—	(972)	—	—
Other investments	343	(16)	—	—	—	327	(16)	—
Reinsurance recoverable	1,436	(135)	—	—	—	1,301	—	—
Assets of consolidated VIEs
Trading securities	717	(26)	—	(13)	1,180	1,858	(48)	—
Mortgage loans	2,113	(73)	—	2	—	2,042	(73)	—
Investment funds	1,351	(30)	—	81	—	1,402	(30)	—
Other investments	99	5	—	(12)	—	92	5	—
Total Level 3 assets – Retirement Services	$56,261	$(1,515)	$(27)	$4,571	$718	$60,008	$(1,100)	$(42)

Liabilities – Asset Management
Contingent consideration obligations	$69	$20	$—	$(4)	$—	$85	$—	$—
Total Level 3 liabilities – Asset Management	$69	$20	$—	$(4)	$—	$85	$—	$—

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(8,198)	$1,251	$—	$(398)	$—	$(7,345)	$—	$—
Universal life benefits	(854)	115	—	—	—	(739)	—	—
Future policy benefits
AmerUs Closed Block	(1,159)	59	—	—	—	(1,100)	—	—
ILICO Closed Block and life benefits	(571)	20	—	—	—	(551)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(209)	(4)	—	—	—	(213)	—	—
Total Level 3 liabilities – Retirement Services	$(10,992)	$1,441	$—	$(398)	$—	$(9,949)	$—	$—

(Concluded)
[1] Related to instruments held at end of period.

	Three months ended September 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,080	$(25)	$—	$(108)	$—	$947	$12	$—
Investments of Consolidated VIEs	1,190	24	—	98	(148)	1,164	(4)	—
Total Level 3 assets – Asset Management	$2,270	$(1)	$—	$(10)	$(148)	$2,111	$8	$—

Assets – Retirement Services
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,588	(16)	(58)	205	(57)	1,662	—	(55)
CLO	—	—	—	3	—	3	—	—
ABS	3,594	2	(50)	198	104	3,848	—	(60)
RMBS	68	—	(1)	(1)	(66)	—	—	—
Trading securities	58	(4)	—	(2)	2	54	(4)	—
Equity securities	62	10	—	—	—	72	11	—
Mortgage loans	25,218	(1,117)	—	1,044	—	25,145	(1,111)	—
Investment funds	19	—	—	—	(19)	—	—	—
Funds withheld at interest – embedded derivative	(3,958)	(1,301)	—	—	—	(5,259)	—	—
Short-term investments	58	—	—	(23)	—	35	—	—
Other investments	—	—	—	—	496	496	—	—
Investments in related parties
AFS securities
Corporate	849	1	(17)	114	(94)	853	—	(15)
CLO	325	—	(14)	—	—	311	—	(14)
ABS	5,026	(3)	(73)	284	94	5,328	—	(73)
Trading securities	891	4	—	5	1	901	4	—
Equity securities	163	(18)	—	195	—	340	(18)	—
Mortgage loans	1,416	(82)	—	(3)	—	1,331	(82)	—
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Investment funds	818	(29)	—	—	—	789	(29)	—
Funds withheld at interest – embedded derivative	(1,129)	(442)	—	—	—	(1,571)	—	—
Other investments	—	—	—	—	274	274	—	—
Reinsurance recoverable	1,580	(104)	—	—	—	1,476	—	—
Assets of consolidated VIEs
Trading securities	330	(7)	—	529	(232)	620	(7)	—
Equity securities	—	—	—	—	15	15	—	—
Mortgage loans	1,626	(80)	—	96	21	1,663	(79)	—
Investment funds	1,053	(19)	—	1,694	(422)	2,306	(19)	—
Other investments	31	—	—	—	105	136	—	—
Total Level 3 assets – Retirement Services	$39,688	$(3,205)	$(213)	$4,338	$222	$40,830	$(1,334)	$(217)
Liabilities – Asset Management
Contingent consideration obligations	$139	$(11)	$—	$—	$—	$128	$—	$—
Total Level 3 liabilities – Asset Management	$139	$(11)	$—	$—	$—	$128	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(5,176)	$526	$—	$(348)	$—	$(4,998)	$—	$—
Universal life benefits	(943)	91	—	—	—	(852)	—	—
Future policy benefits
AmerUs Closed Block	(1,247)	90	—	—	—	(1,157)	—	—
ILICO Closed Block and life benefits	(623)	11	—	—	—	(612)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Total Level 3 liabilities – Retirement Services	$(7,990)	$718	$—	$(348)	$—	$(7,620)	$—	$—

(Concluded)
[1] Related to instruments held at end of period.

	Nine Months Ended September 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,098	$18	$—	$30	$—	$1,146	$45	$—
Investments of Consolidated VIEs	727	23	—	1,232	(2)	1,980	16	—
Total Level 3 assets – Asset Management	$1,825	$41	$—	$1,262	$(2)	$3,126	$61	$—

Assets – Retirement Services
AFS securities
Foreign governments	$1	$—	$(2)	$47	$—	$46	$—	$(2)
Corporate	1,665	(9)	(1)	1,170	(444)	2,381	—	(7)
ABS	4,867	—	(36)	794	(999)	4,626	—	(49)
CMBS	—	—	—	—	12	12	—	(1)
RMBS	232	6	2	258	(235)	263	—	—
Trading securities	53	2	—	(12)	(11)	32	—	—
Equity securities	92	(5)	—	—	(13)	74	(5)	—
Mortgage loans	27,454	(794)	—	11,318	—	37,978	(792)	—
Funds withheld at interest – embedded derivative	(4,847)	(134)	—	—	—	(4,981)	—	—
Short-term investments	36	—	(3)	70	26	129	—	(1)
Other investments	441	(5)	—	41	—	477	(7)	—
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Investments in related parties
AFS securities
Corporate	812	2	(18)	175	215	1,186	—	(18)
CLO	303	—	15	185	—	503	—	15
ABS	5,542	7	38	1,968	284	7,839	(2)	32
Trading securities	878	6	—	(13)	—	871	3	—
Equity securities	279	(2)	—	(32)	—	245	(3)	—
Mortgage loans	1,302	(44)	—	(24)	—	1,234	(44)	—
Investment funds	959	52	—	32	—	1,043	53	—
Funds withheld at interest – embedded derivative	(1,425)	453	—	—	—	(972)	—	—
Other investments	303	(18)	—	42	—	327	(19)	—
Reinsurance recoverable	1,388	(87)	—	—	—	1,301	—	—
Assets of consolidated VIEs
Trading securities	622	(18)	—	(23)	1,277	1,858	(40)	—
Mortgage loans	2,055	(71)	—	58	—	2,042	(71)	—
Investment funds	2,471	(7)	—	73	(1,135)	1,402	(7)	—
Other investments	99	7	—	(14)	—	92	7	—
Total Level 3 assets – Retirement Services	$45,582	$(659)	$(5)	$16,113	$(1,023)	$60,008	$(927)	$(31)

Liabilities – Asset Management
Contingent consideration obligations	$86	$3	$—	$(4)	$—	$85	$—	$—
Total Level 3 liabilities – Asset Management	$86	$3	$—	$(4)	$—	$85	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(5,841)	$(277)	$—	$(1,227)	$—	$(7,345)	$—	$—
Universal life benefits	(829)	90	—	—	—	(739)	—	—
Future policy benefits
AmerUs Closed Block	(1,164)	64	—	—	—	(1,100)	—	—
ILICO Closed Block and life benefits	(548)	(3)	—	—	—	(551)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(142)	(71)	—	—	—	(213)	—	—
Total Level 3 liabilities – Retirement Services	$(8,525)	$(197)	$—	$(1,227)	$—	$(9,949)	$—	$—

(Concluded)
[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$946	$(16)	$—	$(6)	$23	$947	$72	$—
Investments of Consolidated VIEs	13,188	197	—	1,815	(14,036)	1,164	5	—
Total Level 3 assets – Asset Management	$14,134	$181	$—	$1,809	$(14,013)	$2,111	$77	$—
Assets – Retirement Services
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,339	(19)	(135)	385	92	1,662	—	(120)
CLO	14	(2)	—	(9)	—	3	—	—
ABS	3,619	9	(145)	198	167	3,848	—	(116)
CMBS	43	—	(17)	—	(26)	—	—	—
RMBS	—	—	(1)	67	(66)	—	—	—
Trading securities	69	(10)	—	6	(11)	54	(4)	—
Equity securities	429	27	—	(3)	(381)	72	25	—
Mortgage loans	21,154	(2,888)	—	6,879	—	25,145	(2,878)	—
Investment funds	18	1	—	—	(19)	—	—	—
Funds withheld at interest – embedded derivative	—	(5,259)	—	—	—	(5,259)	—	—
Short-term investments	29	—	(1)	7	—	35	—	(1)
Other investments	—	—	—	—	496	496	—	—
Investments in related parties
AFS securities
Corporate	670	(3)	(23)	250	(41)	853	—	(22)
CLO	202	—	(21)	130	—	311	—	(21)
ABS	6,445	(4)	(208)	(957)	52	5,328	—	(193)
Trading securities	1,771	3	—	(1,057)	184	901	(4)	—
Equity securities	284	(32)	—	76	12	340	(27)	—
Mortgage loans	1,369	(206)	—	168	—	1,331	(206)	—
Investment funds	2,855	(1)	—	(34)	(2,031)	789	(1)	—
Funds withheld at interest – embedded derivative	—	(1,571)	—	—	—	(1,571)	—	—
Short-term investments	—	—	—	53	(53)	—	—	—
Other investments	—	—	—	—	274	274	—	—
Reinsurance recoverable	1,991	(515)	—	—	—	1,476	—	—
Assets of consolidated VIEs
Trading securities	—	(7)	—	529	98	620	(7)	—
Equity securities	—	—	—	—	15	15	—	—
Mortgage loans	2,152	(250)	—	(58)	(181)	1,663	(250)	—
Investment funds	1,297	9	—	1,855	(855)	2,306	9	—
Other investments	—	—	—	31	105	136	—	—
Total Level 3 assets – Retirement Services	$45,752	$(10,718)	$(551)	$8,516	$(2,169)	$40,830	$(3,343)	$(473)
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Liabilities – Asset Management
Contingent consideration obligations	$126	$(21)	$—	$23	$—	$128	$—	$—
Debt and other liabilities of consolidated VIEs	7,528	(28)	—	1,126	(8,626)	—	—	—
Total Level 3 liabilities – Asset Management	$7,654	$(49)	$—	$1,149	$(8,626)	$128	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(7,408)	$3,079	$—	$(669)	$—	$(4,998)	$—	$—
Universal life benefits	(1,235)	383	—	—	—	(852)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	363	—	—	—	(1,157)	—	—
ILICO Closed Block and life benefits	(742)	130	—	—	—	(612)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Total Level 3 liabilities – Retirement Services	$(10,908)	$3,957	$—	$(669)	$—	$(7,620)	$—	$—

(Concluded)
[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended September 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$8	$—	$(2)	$—	$6	$—	$—	$—
Investments of Consolidated VIEs	1,459	—	(2,078)	—	(619)	—	—	—
Total Level 3 assets – Asset Management	$1,467	$—	$(2,080)	$—	$(613)	$—	$—	$—

Assets – Retirement Services
AFS securities
Corporate	$26	$—	$—	$(52)	$(26)	$—	$(20)	$(20)
ABS	221	—	(13)	(463)	(255)	357	(795)	(438)
RMBS	261	—	—	—	261	—	(4)	(4)
Trading securities	—	—	—	(5)	(5)	—	—	—
Mortgage loans	5,696	—	(285)	(1,251)	4,160	—	—	—
Short-term investments	100	—	—	—	100	—	—	—
Other investments	145	—	—	—	145	—	—	—
Investments in related parties
AFS securities
Corporate	27	—	—	(3)	24	—	—	—
ABS	426	—	—	(316)	110	—	—	—
Trading securities	1	—	(1)	—	—	—	—	—
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Assets of consolidated VIEs
Trading securities	6	—	(19)	—	(13)	1,180	—	1,180
Mortgage loans	4	—	—	(2)	2	—	—	—
Investment funds	113	—	(32)	—	81	—	—	—
Other investments	2	—	(14)	—	(12)	—	—	—
Total Level 3 assets – Retirement Services	$7,028	$—	$(364)	$(2,093)	$4,571	$1,537	$(819)	$718

Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(4)	$(4)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(4)	$(4)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(573)	$—	$175	$(398)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(573)	$—	$175	$(398)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$9	$—	$(117)	$—	$(108)	$—	$—	$—
Investments of Consolidated VIEs	979	—	(881)	—	98	18	(166)	(148)
Total Level 3 assets – Asset Management	$988	$—	$(998)	$—	$(10)	$18	$(166)	$(148)

Assets – Retirement Services
AFS securities
Corporate	$228	$—	$(3)	$(20)	$205	$83	$(140)	$(57)
CLO	3	—	—	—	3	—	—	—
ABS	344	—	—	(146)	198	116	(12)	104
RMBS	—	—	—	(1)	(1)	—	(66)	(66)
Trading securities	—	—	—	(2)	(2)	3	(1)	2
Mortgage loans	1,900	—	(51)	(805)	1,044	—	—	—
Investment funds	—	—	—	—	—	—	(19)	(19)
Short-term investments	—	—	—	(23)	(23)	—	—	—
Other investments	—	—	—	—	—	496	—	496
Investments in related parties
AFS securities
Corporate	116	—	—	(2)	114	—	(94)	(94)
ABS	887	—	—	(603)	284	94	—	94
Trading securities	5	—	—	—	5	1	—	1
Equity securities	195	—	—	—	195	—	—	—
Mortgage loans	—	—	—	(3)	(3)	—	—	—
Other investments	—	—	—	—	—	274	—	274
Assets of consolidated VIEs
Trading securities	529	—	—	—	529	100	(332)	(232)
Equity securities	—	—	—	—	—	15	—	15
Mortgage loans	102	—	—	(6)	96	21	—	21
Investment funds	1,695	—	(1)	—	1,694	—	(422)	(422)
Other investments	—	—	—	—	—	105	—	105
Total Level 3 assets – Retirement Services	$6,004	$—	$(55)	$(1,611)	$4,338	$1,308	$(1,086)	$222

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(456)	$—	$108	$(348)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(456)	$—	$108	$(348)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$34	$—	$(4)	$—	$30	$—	$—	$—
Investments of consolidated VIEs	4,058	—	(2,826)	—	1,232	—	(2)	(2)
Total Level 3 assets – Asset Management	$4,092	$—	$(2,830)	$—	$1,262	$—	$(2)	$(2)

Assets – Retirement Services
AFS securities
Foreign governments	$53	$—	$—	$(6)	$47	$—	$—	$—
Corporate	1,338	—	—	(168)	1,170	29	(473)	(444)
ABS	1,552	—	(33)	(725)	794	695	(1,694)	(999)
CMBS	—	—	—	—	—	12	—	12
RMBS	262	—	—	(4)	258	5	(240)	(235)
Trading securities	8	—	—	(20)	(12)	5	(16)	(11)
Equity securities	—	—	—	—	—	—	(13)	(13)
Mortgage loans	14,361	—	(348)	(2,695)	11,318	—	—	—
Short-term investments	100	—	—	(30)	70	26	—	26
Other investments	472	—	—	(431)	41	—	—	—
Investments in related parties
AFS securities
Corporate	184	—	—	(9)	175	215	—	215
CLO	185	—	—	—	185	—	—	—
ABS	3,132	—	(162)	(1,002)	1,968	284	—	284
Trading securities	28	—	(38)	(3)	(13)	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(24)	(24)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	26	—	(49)	—	(23)	1,308	(31)	1,277
Mortgage loans	63	—	—	(5)	58	—	—	—
Investment funds	113	—	(40)	—	73	475	(1,610)	(1,135)
Other investments	7	—	(21)	—	(14)	—	—	—
Total Level 3 assets – Retirement Services	$21,958	$—	$(691)	$(5,154)	$16,113	$3,054	$(4,077)	$(1,023)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(4)	$(4)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(4)	$(4)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(1,708)	$—	$481	$(1,227)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(1,708)	$—	$481	$(1,227)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[1]	Net Transfers In (Out)
Assets – Asset Management
Investments	$115	$—	$(121)	$—	$(6)	$23	$—	$23
Investments of consolidated VIEs	4,683	—	(2,868)	—	1,815	500	(14,536)	(14,036)
Total Level 3 assets – Asset Management	$4,798	$—	$(2,989)	$—	$1,809	$523	$(14,536)	$(14,013)

Assets – Retirement Services
AFS securities
Corporate	$681	$—	$(173)	$(123)	$385	$276	$(184)	$92
CLO	3	—	—	(12)	(9)	—	—	—
ABS	2,579	—	(1,791)	(590)	198	484	(317)	167
CMBS	—	—	—	—	—	—	(26)	(26)
RMBS	68	—	—	(1)	67	—	(66)	(66)
Trading securities	8	—	—	(2)	6	42	(53)	(11)
Equity securities	—	—	(3)	—	(3)	19	(400)	(381)
Mortgage loans	9,377	—	(181)	(2,317)	6,879	—	—	—
Investment funds	—	—	—	—	—	—	(19)	(19)
Short-term investments	59	—	—	(52)	7	—	—	—
Other investments	—	—	—	—	—	496	—	496
Investments in related parties
AFS securities
Corporate	483	—	(217)	(16)	250	53	(94)	(41)
CLO	130	—	—	—	130	—	—	—
ABS	2,160	—	(93)	(3,024)	(957)	1,916	(1,864)	52
Trading securities	41	—	(1,052)	(46)	(1,057)	1,444	(1,260)	184
Equity securities	195	—	(119)	—	76	125	(113)	12
Mortgage loans	182	—	—	(14)	168	—	—	—
Investment funds	—	—	(34)	—	(34)	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	(53)	(53)
Other investments	—	—	—	—	—	274	—	274
Assets of consolidated VIEs
Trading Securities	529	—	—	—	529	430	(332)	98
Equity securities	—	—	—	—	—	15	—	15
Mortgage loans	102	—	—	(160)	(58)	42	(223)	(181)
Investment funds	1,981	—	(126)	—	1,855	11,087	(11,942)	(855)
Other investments	31	—	—	—	31	2,007	(1,902)	105
Total Level 3 assets – Retirement Services	$18,662	$—	$(3,789)	$(6,357)	$8,516	$18,710	$(20,879)	$(2,169)

Liabilities - Asset Management
Contingent consideration obligations	$—	$36	$—	$(13)	$23	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	1,644	—	(518)	1,126	—	(8,626)	(8,626)
Total Level 3 liabilities – Asset Management	$—	$1,680	$—	$(531)	$1,149	$—	$(8,626)	$(8,626)
Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(1,053)	$—	$384	$(669)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(1,053)	$—	$384	$(669)	$—	$—	$—

[1] Transfers in and out are primarily assets of VIEs with changes in consolidation at Athene in 2022.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Trading securities	$(116)	$(121)	$(84)	$(489)
Mortgage loans	(984)	(1,279)	(909)	(3,344)
Investment funds	(66)	(47)	23	9
Future policy benefits	59	90	64	363
Other liabilities	(4)	—	(71)	—
Total gains (losses)	$(1,111)	$(1,357)	$(977)	$(3,461)

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

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	September 30, 2023	December 31, 2022
Unpaid principal balance	$45,170	$33,653
Mark to fair value	(3,916)	(2,842)
Fair value	$41,254	$30,811

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2023	December 31, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$161	$74
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(62)	(55)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$99	$19

Fair value of commercial mortgage loans 90 days or more past due	$40	$2
Fair value of commercial mortgage loans in non-accrual status	59	19

The following represents the residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2023	December 31, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$495	$522
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(57)	(50)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$438	$472

Fair value of residential mortgage loans 90 days or more past due[1]	$438	$472
Fair value of residential mortgage loans in non-accrual status	312	360

1 As of September 30, 2023 and December 31, 2022, includes $126 million and $221 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Mortgage loans	$(20)	$18	$(31)	$(34)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Financial Instruments Without Readily Determinable Fair Values

Athene has elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of September 30, 2023 and December 31, 2022, the carrying amount of the equity securities was $400 million and $400 million, respectively, with no cumulative recorded impairment.

Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	September 30, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$124	$124	$124	$—	$—	$—
Policy loans	336	336	—	—	336	—
Funds withheld at interest	30,934	30,934	—	—	—	30,934
Other investments	40	45	—	—	—	45
Investments in related parties
Investment funds	561	561	561	—	—	—
Funds withheld at interest	7,592	7,592	—	—	—	7,592
Short-term investments	949	949	—	—	949	—
Total financial assets not carried at fair value	$40,536	$40,541	$685	$—	$1,285	$38,571

Financial liabilities
Interest sensitive contract liabilities	$140,229	$126,779	$—	$—	$—	$126,779
Debt	3,634	2,839	—	—	2,839	—
Securities to repurchase	4,512	4,512	—	—	4,512	—
Funds withheld liability	349	349	—	—	349	—
Total financial liabilities not carried at fair value	$148,724	$134,479	$—	$—	$7,700	$126,779

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$79	$79	$79	$—	$—	$—
Policy loans	347	347	—	—	347	—
Funds withheld at interest	37,727	37,727	—	—	—	37,727
Short-term investments	1,640	1,640	—	—	1,614	26
Other investments	162	162	—	—	—	162
Investments in related parties
Investment funds	610	610	610	—	—	—
Funds withheld at interest	11,233	11,233	—	—	—	11,233
Total financial assets not carried at fair value	$51,798	$51,798	$689	$—	$1,961	$49,148

Financial liabilities
Interest sensitive contract liabilities	$125,101	$111,608	$—	$—	$—	$111,608
Debt	3,658	2,893	—	—	2,893	—
Securities to repurchase	4,743	4,743	—	—	4,743	—
Funds withheld liability	360	360	—	—	360	—
Total financial liabilities not carried at fair value	$133,862	$119,604	$—	$—	$7,996	$111,608

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

9. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 10 for more information on Athene’s products.

	Nine months ended September 30, 2023
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	426	609	2	3	447	—	1,487
Amortization	(74)	(69)	(3)	(1)	(40)	(315)	(502)
Other	—	—	—	—	—	(3)	(3)
Balance at September 30, 2023	$656	$1,295	$10	$11	$806	$2,670	$5,448

	Nine months ended September 30, 2022
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at January 1, 2022	$—	$—	$—	$—	$—	$3,372	$3,372
Additions	175	555	13	7	266	—	1,016
Amortization	(5)	(17)	(2)	—	(5)	(289)	(318)
Balance at September 30, 2022	$170	$538	$11	$7	$261	$3,083	$4,070

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

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected amortization
2023[1]	$87
2024	324
2025	292
2026	260
2027	228
2028	197

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

	Nine months ended September 30, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	18,011	8,960	4,893	3,760	35,624
Policy charges	(2)	(481)	—	—	(483)
Surrenders and withdrawals	(8,207)	(8,292)	(110)	(25)	(16,634)
Benefit payments	(738)	(1,216)	(2,264)	(223)	(4,441)
Interest credited	1,284	802	628	110	2,824
Foreign exchange	(77)	(1)	(26)	(344)	(448)
Other[1]	63	77	(46)	(1,419)	(1,325)
Balance at September 30, 2023	$53,852	$92,509	$30,514	$6,581	$183,456

	September 30, 2023
Weighted average crediting rate	3.7%	2.3%	3.1%	2.7%	2.9%
Net amount at risk	$425	$14,438	$—	$104	$14,967
Cash surrender value	50,352	84,052	—	5,335	139,739

[1] Other includes $1,371 million reduction of reserves related to the VIAC recapture agreement. See note 17 for further information.

	Nine months ended September 30, 2022
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at January 1, 2022	$35,599	$89,755	$23,623	$2,413	$151,390
Deposits	7,475	8,110	6,770	1,995	24,350
Policy charges	(2)	(441)	—	—	(443)
Surrenders and withdrawals	(3,435)	(5,679)	(505)	(9)	(9,628)
Benefit payments	(703)	(1,215)	(2,659)	(249)	(4,826)
Interest credited	718	1,487	474	64	2,743
Foreign exchange	—	—	(899)	(109)	(1,008)
Other	—	—	(693)	(17)	(710)
Balance at September 30, 2022	$39,652	$92,017	$26,111	$4,088	$161,868

	September 30, 2022
Weighted average crediting rate	2.9%	2.1%	2.2%	2.9%	2.3%
Net amount at risk	$421	$13,169	$—	$36	$13,626
Cash surrender value	37,777	83,705	—	1,686	123,168

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated statements of financial condition:

	September 30,
(In millions)	2023	2022
Traditional deferred annuities	$53,852	$39,652
Indexed annuities	92,509	92,017
Funding agreements	30,514	26,111
Other investment-type	6,581	4,088
Reconciling items[1]	5,609	5,010
Interest sensitive contract liabilities	$189,065	$166,878

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

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	September 30, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$28,564	$19,709	$90,121	$138,394
2.0% – < 4.0%	28,838	1,128	541	30,507
4.0% – < 6.0%	11,433	9	1	11,443
6.0% and greater	3,112	—	—	3,112
Total	$71,947	$20,846	$90,663	$183,456

	September 30, 2022
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$25,599	$26,909	$65,484	$117,992
2.0% – < 4.0%	37,150	1,491	477	39,118
4.0% – < 6.0%	4,611	11	6	4,628
6.0% and greater	130	—	—	130
Total	$67,490	$28,411	$65,967	$161,868

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies).

The following is a rollforward of the present value of expected net premiums and expected value of future policy benefits:

	Payout annuities with life contingencies
	Nine months ended September 30,
(In millions)	2023	2022
Present value of expected future policy benefits
Beginning balance	$36,422	$35,278
Effect of changes in discount rate assumptions	8,425	—
Beginning balance at original discount rate	44,847	35,278
Effect of changes in cash flow assumptions	(297)	—
Effect of actual experience to expected experience	(36)	(115)
Adjusted balance	44,514	35,163
Issuances	9,120	10,666
Interest accrual	1,194	802
Benefit payments	(2,731)	(2,193)
Foreign exchange	5	(90)
Other[1]	(1,509)	—
Ending balance at original discount rate	50,593	44,348
Effect of changes in discount rate assumptions	(9,753)	(8,833)
Ending balance	$40,840	$35,515

[1] Other includes $1,509 million of reduction of reserves related to the VIAC recapture agreement. See note 17 for further information.

The following is a reconciliation of future policy benefits to the condensed consolidated statements of financial condition:

	September 30,
(In millions)	2023	2022
Payout annuities with life contingencies	$40,840	$35,515
Reconciling items[1]	5,832	5,770
Total future policy benefits	$46,672	$41,285

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

The following is a reconciliation of premiums to the condensed consolidated statements of operations:

	Nine months ended September 30,
(In millions)	2023	2022
Payout annuities with life contingencies	$9,142	$10,745
Reconciling items[1]	21	24
Premiums	$9,163	$10,769

[1] Reconciling items premiums related to Athene’s immaterial lines of business including term and whole life and accident and health and disability.

Gross premiums are recorded within premiums on the condensed consolidated statements of operations. Interest expense related to future policy benefits was $1,194 million and $802 million during the nine months ended September 30, 2023 and 2022, respectively, and is recorded as a component of policy and other operating expenses on the condensed consolidated statements of operations.

Significant assumptions and inputs to the calculation of future policy benefits for payout annuities with life contingencies include policyholder demographic data, assumptions for policyholder longevity and policyholder utilization for contracts with deferred lives, and discount rates. Athene bases certain key assumptions related to policyholder behavior on industry standard

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

During the nine months ended September 30, 2023, future policy benefits for payout annuities with life contingencies increased by $4,418 million, which was driven by $9,120 million of issuances, primarily pension group annuities, and $1,194 million of interest accrual, partially offset by $2,731 million of benefit payments, $1,509 million reduction in reserves relating to recapture, $1,328 million change in discount rate assumptions related to an increase in rates, and $297 million resulting from favorable unlocking of assumptions, primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

During the nine months ended September 30, 2022, future policy benefits for payout annuities with life contingencies increased by $237 million, which was driven by $10,666 million of issuances, primarily pension group annuities, and $802 million of interest accrual, partially offset by a $8,833 million change in discount rate assumptions related to an increase in rates and $2,193 million of benefit payments.

The following represents the undiscounted and discounted expected future benefit payments for the liability for future policy benefits. As these relate to payout annuities for single premium immediate annuities with life contingencies, there are no expected future gross premiums.

	September 30, 2023		September 30, 2022
(In millions)	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$73,933	$50,593	$63,743	$44,348

The following represents the weighted-average durations and the weighted-average interest rates of future policy benefits:

	September 30,
	2023	2022
Weighted-average liability duration (in years)	9.6	10.2
Weighted-average interest accretion rate	3.6%	3.1%
Weighted-average current discount rate	6.1%	5.6%

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of operations:

	Nine months ended September 30,
(In millions)	2023	2022
Reserves	$333	$115
Deferred profit liability	(243)	(110)
Negative VOBA	(54)	—
Total remeasurement gains (losses)	$36	$5

During the nine months ended September 30, 2023 and 2022, Athene recorded reserve increases of $110 million and $38 million, respectively, on the condensed consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Nine months ended September 30, 2023
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument-specific credit risk	183	2,672	2,855
Issuances	—	47	47
Interest accrual	7	108	115
Attributed fees collected	2	250	252
Benefit payments	(1)	(24)	(25)
Effect of changes in interest rates	(18)	(591)	(609)
Effect of changes in equity	—	(26)	(26)
Effect of actual policyholder behavior compared to expected behavior	4	42	46
Effect of changes in future expected policyholder behavior	(3)	78	75
Effect of changes in other future expected assumptions	—	6	6
Balance, end of period, before changes in instrument-specific credit risk	174	2,562	2,736
Effect of changes in instrument-specific credit risk	(7)	(139)	(146)
Balance at September 30, 2023	$167	$2,423	$2,590

	September 30, 2023
Net amount at risk	$425	$14,438	$14,863
Weighted-average attained age of contract holders (in years)	75	69	69

	Nine months ended September 30, 2022
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at January 1, 2022	$253	$4,194	$4,447
Issuances	—	42	42
Interest accrual	2	24	26
Attributed fees collected	2	245	247
Benefit payments	(3)	(38)	(41)
Effect of changes in interest rates	(77)	(2,016)	(2,093)
Effect of changes in equity	—	188	188
Effect of actual policyholder behavior compared to expected behavior	4	27	31
Effect of changes in other future expected assumptions	(2)	(41)	(43)
Balance, end of period, before changes in instrument-specific credit risk	179	2,625	2,804
Effect of changes in instrument-specific credit risk	(18)	(506)	(524)
Balance at September 30, 2022	$161	$2,119	$2,280

	September 30, 2022
Net amount at risk	$421	$13,169	$13,590
Weighted-average attained age of contract holders (in years)	75	69	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of market risk benefits to the condensed consolidated statements of financial condition. Market risk benefit assets are included in other assets on the condensed consolidated statements of financial condition.

	September 30, 2023			September 30, 2022
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$167	$167	$—	$161	$161
Indexed annuities	431	2,854	2,423	511	2,630	2,119
Total	$431	$3,021	$2,590	$511	$2,791	$2,280

During the nine months ended September 30, 2023, net market risk benefit liabilities increased by $101 million, which was primarily driven by $252 million in fees collected from policyholders, a $220 million change in instrument-specific credit risk related to tightening of credit spreads, and $115 million of interest accrual, partially offset by a decrease of $609 million related to changes in the risk-free discount rate across the curve.

During the nine months ended September 30, 2022, net market risk benefit liabilities decreased by $2,167 million, which was primarily driven by a decrease of $2,093 million related to changes in the risk-free discount rate across the curve and a $524 million change in instrument-specific credit risk related to widening of credit spreads, partially offset by $247 million of fees collected from policyholders and $188 million of changes related to equity market performance.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes the unobservable inputs for market risk benefits:

	September 30, 2023
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,590	Discounted cash flow	Nonperformance risk	0.6%	1.6%	1.4%	[1]	Decrease
			Option budget	0.5%	5.9%	1.9%	[2]	Decrease
			Surrender rate	3.4%	6.5%	4.6%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.2%	[3]	Increase

	September 30, 2022
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,280	Discounted cash flow	Nonperformance risk	0.6%	1.9%	1.6%	[1]	Decrease
			Option budget	0.5%	4.5%	1.6%	[2]	Decrease
			Surrender rate	3.3%	6.8%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	81.9%	[3]	Increase
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

11. Profit Sharing Payable

Profit sharing payable was $1.7 billion and $1.4 billion as of September 30, 2023 and December 31, 2022, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2023	$1,392
Profit sharing expense	609
Payments/other	(284)
Profit sharing payable, September 30, 2023	$1,717

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

12. Income Taxes

The Company’s income tax (provision) benefit totaled $(243) million and $96 million for the three months ended September 30, 2023 and 2022, respectively, and totaled $(697) million and $962 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective income tax rate was approximately 27.5% and 10.2% for the three months ended September 30, 2023 and 2022, respectively, and 19.2% and 17.6% for the nine months ended September 30, 2023 and 2022, respectively.

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

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of September 30, 2023, the Company recorded $16 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would impact the effective tax rate. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of September 30, 2023, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2019 through 2021 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2021. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2021. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. There are other examinations ongoing in other foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

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

After the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the tax receivable agreement during the three and nine months ended September 30, 2023 and 2022.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Debt

Company debt consisted of the following:

		September 30, 2023			December 31, 2022
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.00% 2024 Senior Notes[1,2]	May 30, 2024	$499	$493	[4]	$499	$486	[4]
4.40% 2026 Senior Notes[1,2]	May 27, 2026	498	477	[4]	498	476	[4]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	641	[4]	675	639	[4]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	496	404	[4]	495	407	[4]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	244	[4]	297	262	[4]
4.95% 2050 Subordinated Notes[1,2]	January 14, 2050	297	271	[4]	297	252	[4]
7.63% 2053 Subordinated Notes[1,2]	September 15, 2053	584	629	[5]	—	—
1.70% Secured Borrowing II	April 15, 2032	15	14	[4]	18	17	[4]
1.30% 2016 AMI Term Facility I	January 15, 2025	18	18	[3]	18	18	[3]
2.00% 2016 AMI Term Facility II	October 18, 2024	13	13	[3]	17	17	[3]
		3,392	3,204		2,814	2,574
Retirement Services
4.13% 2028 Notes[1]	January 12, 2028	1,069	915		1,081	921
6.15% 2030 Notes[1]	April 3, 2030	596	493		606	508
3.50% 2031 Notes[1]	January 15, 2031	524	408		526	413
3.95% 2051 Notes[1]	May 25, 2051	546	328		546	342
3.45% 2052 Notes[1]	May 15, 2052	504	297		504	311
6.65% 2033 Notes[1]	February 1, 2033	395	398		395	398
		3,634	2,839		3,658	2,893
Total Debt		$7,026	$6,043		$6,472	$5,467

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $30 million and $16 million as of September 30, 2023 and December 31, 2022, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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

[5] Fair value is based on quoted market prices. These notes are classified as a Level 1 liability within the fair value hierarchy.

Asset Management - Notes Issued

On August 23, 2023, AGM issued $600 million aggregate principal amount of its 7.625% Fixed-Rate Resettable Junior Subordinated Notes due 2053 (the “2053 Subordinated Notes”). Subject to the Company’s right to defer the payment of interest for up to five years, interest on the 2053 Subordinated Notes is payable on a quarterly basis in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2023. The 2053 Subordinated Notes will bear interest at a fixed rate of 7.625% per year until December 15, 2028 (the “First Call Date”). On and after the First Call Date, on the five-year anniversary of the First Call Date and every five years thereafter, the interest rate on the 2053 Subordinated Notes will be reset to equal the Five-Year U.S. Treasury Rate (as defined in the indenture for the 2053 Subordinated Notes (the “Indenture”)) as of the most recent Reset Interest Determination Date (as defined in the Indenture) plus a spread of 3.226%. The 2053 Subordinated Notes will mature on September 15, 2053. The underwriting discount and related expenses are amortized into interest expense on the condensed consolidated statements of operations over the term of the 2053 Subordinated Notes.

The indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes, the 2050 Subordinated Notes and the 2053 Subordinated Notes restrict the ability of AGM, AMH and the guarantors of the notes to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The indentures also provide for customary events of default.

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

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of September 30, 2023:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management - 2022 AMH credit facility	N/A	October 12, 2027	Citibank	The commitment fee on the $1.0 billion undrawn 2022 AMH credit facility as of September 30, 2023 was 0.08%.
Retirement Services - AHL credit facility	N/A	June 30, 2028	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total.
Retirement Services - AHL liquidity facility	N/A	June 28, 2024	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total.

Asset Management - Credit Facility

On October 12, 2022, AMH, as borrower, entered into a $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“2022 AMH credit facility”). Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. As of September 30, 2023, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of September 30, 2023, there were no amounts outstanding under the 2022 AMH credit facility and the Company was in compliance with all financial covenants under the facility.

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

1. Consolidated debt-to-capitalization ratio not to exceed 35%;
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

As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the current or previous AHL credit facilities and Athene was in compliance with all financial covenants under the facilities.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AHL Liquidity Facility—On June 30, 2023, AHL and ALRe entered into a new revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent, (“AHL liquidity facility”), which replaced Athene’s previous revolving credit agreement dated as of July 1, 2022. The previous credit agreement, and the commitments under it, expired on June 30, 2023. The AHL liquidity facility is unsecured and has a commitment termination date of June 28, 2024, subject to any extensions of additional 364-day periods with consent of extending lenders and/or “term-out” of outstanding loans (by which, at Athene’s election, the outstanding loans may be converted to term loans which shall have a maturity of up to one year after the original maturity date), in each case in accordance with the terms of the AHL liquidity facility. In connection with the AHL liquidity facility, ALRe guaranteed all of the obligations of AHL under the AHL liquidity facility and the related loan documents. The AHL liquidity facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility contains various standard covenants with which Athene must comply, including the following:

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

On February 7, 2023, Athene borrowed $1.0 billion from the previous AHL liquidity facility for short-term cash flow needs, which was repaid in the first quarter of 2023. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the current or previous AHL liquidity facilities and Athene was in compliance with all financial covenants under the facilities.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Asset Management	$36	$31	$98	$94
Retirement Services[1]	30	24	91	71
Total Interest Expense	$66	$55	$189	$165

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended September 30, 2023 and 2022, the Company recorded equity-based compensation expense of $142 million and $119 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded equity-based compensation expense of $422 million and $413 million, respectively. As of September 30, 2023, there was $775 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.5 years.

Service-Based Awards

During the nine months ended September 30, 2023 and 2022, the Company awarded 4.8 million and 4.9 million of service-based RSUs, respectively, with a grant date fair value of $326 million and $298 million, respectively.

During the three months ended September 30, 2023 and 2022, the Company recorded equity-based compensation expense on service-based RSUs of $80 million and $61 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded equity-based compensation expense on service-based RSUs of $227 million and $184 million, respectively.

Performance-Based Awards

During the nine months ended September 30, 2023 and 2022, the Company awarded 1.4 million and 2.9 million of performance-based RSUs, respectively, with a grant date fair value of $94 million and $167 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

During the three months ended September 30, 2023 and 2022, the Company recorded equity-based compensation expense on performance-based awards of $41 million and $39 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded equity-based compensation expense on performance-based awards of $137 million and $163 million, respectively.

In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics.

During the three months ended September 30, 2023 and 2022, the Company recorded equity-based compensation expense for service-based awards related to these one-time grants of $14 million and $14 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded equity-based compensation expense for service-based awards related to these one-time grants of $42 million and $42 million, respectively.

During the three months ended September 30, 2023 and 2022, the Company recorded equity-based compensation expense for performance-based awards related to these one-time grants of $6 million and $6 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded equity-based compensation expense for performance-based awards related to these one-time grants of $18 million and $18 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted Share Unit Activity

The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2023	18,263,875	$57.18	15,656,775	33,920,650
Granted	6,236,468	$67.42	—	6,236,468
Forfeited	(345,856)	$63.29	(25,880)	(371,736)
Vested	(4,209,382)	$50.88	4,209,382	—
Issued[1]	—	—	(7,337,867)	(7,337,867)
Balance at September 30, 2023	19,945,105	62.05	12,502,410	32,447,515

[1] Refers to issued shares that became freely transferable in 2023.

In October 2023, the Company granted 6.9 million vested RSUs which are subject to deferred delivery and to other restrictions and restrictive covenants (including non-competition and non-solicitation requirements). These awards were expensed immediately at grant as they do not require future service.

Restricted Stock Awards

During the nine months ended September 30, 2023 and 2022, the Company awarded 0.5 million and 0.5 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $32 million and $33 million, respectively.

During the three months ended September 30, 2023 and 2022, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $15 million and $13 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $36 million and $46 million, respectively.

15. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three and nine months ended September 30, 2023 and 2022, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended and may be suspended, extended, modified or discontinued at any time.

The table below outlines the share activity for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
	2023	2022
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	7,736,756	6,258,244
Shares issued to Apollo Opportunity Foundation[2]	—	1,724,137
Reduction of shares of common stock issued[3]	(2,997,427)	(2,754,496)
Shares of common stock purchased related to share issuances and forfeitures[4]	(161,530)	(219,736)
Issuance of shares of common stock for equity-based awards	4,577,799	5,008,149

[1] The gross value of shares issued was $553 million and $395 million for the nine months ended September 30, 2023 and 2022, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Shares issued to Apollo Opportunity Foundation in connection with an irrevocable pledge to contribute 1.7 million shares of common stock. The gross value of shares issued for the nine months ended September 30, 2022 totaled $103.4 million.

[3] Cash paid for tax liabilities associated with net share settlement was $215 million and $176 million for the nine months ended September 30, 2023 and 2022, respectively.
[4] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the nine months ended September 30, 2023 and 2022, Apollo issued 452,640 and 506,534 of such restricted shares and 161,530 and 219,736 of such RSUs under the Equity Plan, respectively, and repurchased 499,430 and 726,270 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively.

During the nine months ended September 30, 2023 and 2022, 7,386,570 and 7,307,288 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, and such shares were subsequently canceled by the Company. The Company paid $501 million and $418 million for these open market share repurchases during the nine months ended September 30, 2023 and 2022, respectively.

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock (the “Mandatory Convertible Preferred Stock”).

Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by the AGM board of directors, or an authorized committee thereof, at an annual rate of 6.75% on the liquidation preference of $50.00 per share, and may be paid in cash or, subject to certain limitations, in shares of common stock or, subject to certain limitations, any combination of cash and shares of common stock. If declared, dividends on the Mandatory Convertible Preferred Stock will be payable quarterly on January 31, April 30, July 31 and October 31 of each year, commencing on October 31, 2023, and ending on, and including, July 31, 2026. The first dividend payment on October 31, 2023 was $0.7500 per share of Mandatory Convertible Preferred Stock, with subsequent quarterly cash dividends expected to be $0.8438 per share of Mandatory Convertible Preferred Stock.

Unless converted earlier in accordance with its terms, each share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be July 31, 2026, into between 0.5052 shares and 0.6062 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations related to the Mandatory Convertible Preferred Stock (the “Certificate of Designations”). The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to July 31, 2026.

Holders of shares of Mandatory Convertible Preferred Stock have the option to convert all or any portion of their shares of Mandatory Convertible Preferred Stock at any time. The conversion rate applicable to any early conversion may in certain circumstances be increased to compensate holders of the Mandatory Convertible Preferred Stock for certain unpaid accumulated dividends as described in the Certificate of Designations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
If a Fundamental Change, as defined in the Certificate of Designations, occurs on or prior to July 31, 2026, then holders of the Mandatory Convertible Preferred Stock will be entitled to convert all or any portion of their Mandatory Convertible Preferred Stock at the Fundamental Change Conversion Rate for a specified period of time and to also receive an amount to compensate them for certain unpaid accumulated dividends and any remaining future scheduled dividend payments.

The Mandatory Convertible Preferred Stock is not subject to redemption at the Company’s option.

There are 28,750,000 shares of Mandatory Convertible Preferred Stock issued and outstanding as of September 30, 2023.

Redemption of Subsidiary Preferred Stock

On September 22, 2023, the Company redeemed (i) all outstanding shares of AAM’s Series A Preferred Stock, par value $0.00001 per share, with a liquidation preference of $25.00 per share (the “AAM Series A Preferred Stock”) and (ii) all outstanding shares of the AAM’s Series B Preferred Stock, par value $0.00001 per share, with a liquidation preference of $25.00 per share (the “AAM Series B Preferred Stock, together with the AAM Series A Preferred Stock, referred to herein as the “AAM Preferred Stock”), at a redemption price equal to $25.00 per share, in accordance with AAM’s Second Amended and Restated Certificate of Incorporation (collectively, the “AAM Preferred Stock Redemption”), for a total redemption value of $575 million. In connection with the AAM Preferred Stock Redemption, the listing of AAM Preferred Stock on the NYSE was removed and the registration of the AAM Preferred Stock under the Exchange Act was terminated, which resulted in the discontinuation of AAM’s reporting obligations under the Exchange Act.

Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data). Certain subsidiaries of the Company may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement.

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution Equivalents on Participating Securities
February 11, 2022	$0.40	February 28, 2022	$229	$12
May 5, 2022	0.40	May 31, 2022	229	12
August 4, 2022	0.40	August 31, 2022	229	11
November 2, 2022	0.40	November 30, 2022	229	11
Year ended December 31, 2022	$1.60		$916	$46
February 9, 2023	$0.40	February 28, 2023	$229	$12
May 9, 2023	0.43	May 31, 2023	244	12
August 3, 2023	$0.43	August 31, 2023	244	12
Nine months ended September 30, 2023	$1.26		$717	$36

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accumulated Other Comprehensive Income (Loss)

The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2023	$(11,052)	$(378)	$27	$4,708	$312	$(9)	$(6,392)
Other comprehensive income (loss) before reclassifications	(3,199)	33	(192)	1,317	(254)	(34)	(2,329)
Less: Reclassification adjustments for gains (losses) realized[1]	(11)	—	21	—	—	—	10
Less: Income tax expense (benefit)	(654)	6	(46)	273	(52)	(3)	(476)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of subsidiary issuance of equity interest and tax	(577)	(3)	(26)	471	(8)	(17)	(160)
Balance at September 30, 2023	$(13,009)	$(348)	$(114)	$5,281	$118	$(23)	$(8,095)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,568)	$(334)	$48	$5,256	$285	$(22)	$(7,335)
Other comprehensive income (loss) before reclassifications	(1,841)	(31)	(214)	1,328	(220)	(1)	(979)
Less: Reclassification adjustments for gains (losses) realized[1]	(105)	—	66	—	—	—	(39)
Less: Income tax expense (benefit)	(828)	(12)	(68)	777	(46)	2	(175)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of subsidiary issuance of equity interest and tax	(467)	(5)	(50)	526	(7)	(2)	(5)
Balance at September 30, 2023	$(13,009)	$(348)	$(114)	$5,281	$118	$(23)	$(8,095)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2022	$(9,999)	$(138)	$(27)	$4,079	$448	$(64)	$(5,701)
Other comprehensive income (loss) before reclassifications	(5,812)	(128)	(79)	2,374	(52)	(21)	(3,718)
Less: Reclassification adjustments for gains (losses) realized[1]	(24)	—	1	—	—	—	(23)
Less: Income tax expense (benefit)	(1,001)	(23)	(12)	325	(9)	(7)	(727)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(713)	(5)	(91)	641	(1)	(24)	(193)
Balance at September 30, 2022	$(14,073)	$(238)	$(4)	$5,487	$406	$(54)	$(8,476)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$(1)	$—	$(1)	$—	$—	$(3)	$(5)
Other comprehensive income (loss) before reclassifications	(20,027)	(319)	(110)	8,833	524	(140)	(11,239)
Less: Reclassification adjustments for gains (losses) realized[1]	(178)	—	16	—	—	—	(162)
Less: Income tax expense (benefit)	(3,526)	(57)	(21)	1,284	112	(12)	(2,220)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(2,251)	(24)	(102)	2,062	6	(77)	(386)
Balance at September 30, 2022	$(14,073)	$(238)	$(4)	$5,487	$406	$(54)	$(8,476)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended September 30,		Nine months ended September 30,
(In millions, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$660	$(563)	$2,269	$(2,601)
Dividends declared on common stock[1]	(244)	(230)	(717)	(688)
Dividends on participating securities[2]	(12)	(11)	(36)	(35)
Earnings allocable to participating securities[3]	(12)	—	(44)	—
Undistributed income (loss) attributable to common stockholders: Basic	392	(804)	1,472	(3,324)
Dilution effect on distributable income attributable to contingent shares	—	—	(5)	—
Undistributed income (loss) attributable to common stockholders: Diluted	$392	$(804)	$1,467	$(3,324)
Denominator:
Weighted average number of shares of common stock outstanding: Basic	578,797,225	584,317,603	580,610,127	585,187,783
Dilution effect of options	—	—	960,937	—
Dilution effect of contingent shares	—	—	42,215	—
Weighted average number of shares of common stock outstanding: Diluted	578,797,225	584,317,603	581,613,279	585,187,783
Net income (loss) per share of common stock: Basic[4]
Distributed income	$0.43	$0.40	$1.26	$1.20
Undistributed income (loss)	0.67	(1.38)	2.51	(5.71)
Net income (loss) per share of common stock: Basic	$1.10	$(0.98)	$3.77	$(4.51)
Net Income (loss) per share of common stock: Diluted
Distributed income	$0.43	$0.40	$1.26	$1.20
Undistributed income (loss)	0.67	(1.38)	2.49	(5.71)
Net Income (loss) per share of common stock: Diluted	$1.10	$(0.98)	$3.75	$(4.51)

[1] See note 15 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
3 No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
[4] For the three months ended September 30, 2023 and the three and nine months ended September 30, 2022, all of the classes of securities were determined to be anti-dilutive.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the anti-dilutive securities:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Weighted average unvested RSUs	15,755,026	14,128,418	15,238,581	13,344,097
Weighted average unexercised options	2,096,655	2,424,407	—	2,424,407
Weighted average unexercised warrants	5,065,938	2,600,000	4,659,465	2,171,429
Weighted average Mandatory Convertible Preferred Stock	9,480,194	—	3,194,791	—
Weighted average unvested restricted shares	1,706,003	2,091,278	1,730,341	2,210,753
Weighted average contingent shares outstanding	—	348,079	—	184,339

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

Due from related parties and Due to related parties consisted of the following as of September 30, 2023 and December 31, 2022:

(In millions)	September 30, 2023	December 31, 2022
Due from Related Parties:
Due from funds[1]	$329	$269
Due from portfolio companies	71	106
Due from employees and former employees	108	90
Total Due from Related Parties	$508	$465
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners[2]	$692	$874
Due to funds	186	124
Total Due to Related Parties	$878	$998

[1] Includes $35 million and $43 million as of September 30, 2023 and December 31, 2022, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes $219 million and $351 million as of September 30, 2023 and December 31, 2022, respectively, related to the AOG Unit Payment, payable in equal quarterly installments through December 31, 2024.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

As of September 30, 2023, the outstanding payable amount due to Former Managing Partners and Contributing Partners was $219 million, which is payable in equal quarterly installments through December 31, 2024.

Due from Employees and Former Employees

As of September 30, 2023 and December 31, 2022, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of September 30, 2023 and December 31, 2022, the balance includes interest-bearing employee loans receivable of $8 million and $9 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $90 million and $72 million at September 30, 2023 and December 31, 2022, respectively.

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

Apollo recorded an indemnification liability of $13 million and $13 million as of September 30, 2023 and December 31, 2022, respectively.

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
Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $152 million and $107 million as of September 30, 2023 and December 31, 2022, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). AAM and its subsidiaries had equity commitments outstanding to Athora of up to $338 million as of September 30, 2023, subject to certain conditions.

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of September 30, 2023. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of September 30, 2023.

MidCap Financial

During the second quarter of 2023, the Company modified a performance allocation arrangement with MidCap Financial which included a reversal of unrealized performance allocations of $124 million. This resulted in a modification to the calculation of performance allocations beginning in June 2023 to be based solely on net income.

Investment in SPACs

In October 2020, APSG I, a SPAC sponsored by Apollo, completed an IPO, ultimately raising total gross proceeds of $817 million. APSG Sponsor, L.P., a subsidiary of Apollo, held Class B ordinary shares of APSG I, and consolidated it as a VIE. In May 2022, APSG I completed a business combination with American Express Global Business Travel. As a result of the business combination, Apollo no longer consolidates APSG I as a VIE. The deconsolidation resulted in an unrealized gain of $162 million, which includes $82 million of unrealized gains related to previously held Class B ordinary shares, which converted to Class A ordinary shares of the newly merged entity, presented in net gains from investment activities within Other income (loss) - Asset Management in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. Apollo continues to hold a non-controlling interest in the merged entity at fair value, elected under the fair value option, which is primarily presented within Investments (Asset Management) in the condensed consolidated statements of financial condition.

On February 12, 2021, APSG II, a SPAC sponsored by Apollo, completed an IPO, raising total gross proceeds of $690 million. APSG Sponsor II, L.P., a subsidiary of Apollo, holds Class B ordinary shares of APSG II, and consolidates APSG II as a VIE. In May 2023, APSG II amended its articles of association and now has until February 12, 2024 to complete an initial business combination. Also in May 2023, shareholders holding an aggregate of 51,089,882 of APSG II’s Class A ordinary shares exercised their right to redeem their shares. Following such redemptions, 17,910,118 Class A ordinary shares remain outstanding. As of September 30, 2023, $189 million of cash remained in APSG II’s trust account.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On July 13, 2021, Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a SPAC sponsored by Apollo, completed an IPO, ultimately raising total gross proceeds of $345 million. Acropolis Infrastructure Acquisition Sponsor, L.P., a subsidiary of Apollo, holds Class B common stock of Acropolis, and consolidates Acropolis as a VIE. In June 2023, Acropolis amended its certificate of incorporation and now has until July 13, 2024 to complete an initial business combination. Also in June 2023, shareholders holding an aggregate of 26,499,201 shares of Acropolis’ Class A common stock exercised their right to redeem their shares. Following such redemptions, 8,000,799 shares of Class A common stock remain outstanding. As of September 30, 2023, $83 million of cash remained in Acropolis’ trust account.

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

Retirement Services

AAA

Athene consolidates AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which Athene and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, the Company believes AAA enhances its ability to increase alternative assets under management by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022. During the nine months ended September 30, 2022, Athene contributed $8.0 billion of certain of its alternative investments to AAA in exchange for limited partnership interests in AAA.

Wheels Donlen

Athene contributed its limited partnership investment in Athene Freedom Parent, LP (“Athene Freedom”), for which Apollo is the general partner, to AAA during the second quarter of 2022. Athene Freedom indirectly invests in Wheels, Inc., Donlen, LLC and LeasePlan USA, Inc. (collectively, “Wheels Donlen”). As of September 30, 2023 and December 31, 2022, Athene owned $1.4 billion and $1.0 billion, respectively, of AFS securities issued by Wheels Donlen, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene also has commitments to make additional investments in Wheels Donlen of $306 million as of September 30, 2023.

Athora

Athene has a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of September 30, 2023, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes Athene’s investments in Athora:

(In millions)	September 30, 2023	December 31, 2022
Investment fund	$1,043	$959
Non-redeemable preferred equity securities	239	273
Total investment in Athora	$1,282	$1,232

Additionally, as of September 30, 2023 and December 31, 2022, Athene had $58 million and $59 million, respectively, of funding agreements outstanding to Athora. Athene also has commitments to make additional investments in Athora of $513 million as of September 30, 2023.

Catalina

Athene has an investment in Apollo Rose II (B) (“Apollo Rose”) which Athene consolidates as a VIE. Apollo Rose holds equity interests in Catalina Holdings (Bermuda) Ltd. (“Catalina”). During the fourth quarter of 2022, Athene entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., which is a subsidiary of Catalina, to cede certain inforce funding agreements. Athene elected the fair value option on this agreement and had a liability of $213 million and $142 million as of September 30, 2023 and December 31, 2022, respectively, which is included in other liabilities on the condensed consolidated statements of financial condition.

Venerable

Athene has coinsurance and modco agreements with VIAC. Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represents a portion of their business that was subject to those coinsurance and modco agreements. Athene recognized a gain of $555 million, which is included in other revenues on the condensed consolidated statements of operations, in the third quarter of 2023 as a result of the settlement of the recapture agreement. As a result of Athene’s intent to transfer the assets supporting this business to VIAC in connection with the recapture, Athene was required by U.S. GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023. VIAC is a related party due to Athene’s minority equity investment in its holding company’s parent, VA Capital Company LLC (“VA Capital”), which was $206 million and $240 million as of September 30, 2023 and December 31, 2022, respectively. The minority equity investment in VA Capital is included in investments in related parties on the condensed consolidated statements of financial condition and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC.

Additionally, Athene has term loans receivable from Venerable due in 2033, which are included in investments in related parties on the condensed consolidated statements of financial condition. The loans are held at fair value and were $327 million and $303 million as of September 30, 2023 and December 31, 2022, respectively. While management views the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the term loans to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

PK AirFinance

Athene has investments in PK AirFinance (“PK Air”), an aviation lending business with a portfolio of loans (“Aviation Loans”). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (“SPV”) for which Apollo acts as ABS manager (“ABS-SPV”). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. Athene purchased both senior and subordinated notes of PK Air. During the first quarter of 2022, Athene contributed its investment in the subordinated notes to PK Air Holdings, LP, and then contributed PK Air Holdings, LP to AAA during the second quarter of 2022. As of September 30, 2023 and December 31, 2022, Athene held $1.7 billion and $1.2 billion, respectively, of PK Air senior notes, which are included in investment in related parties on the condensed consolidated statements of financial condition. Athene has commitments to make additional investments in PK Air of $1.5 billion as of September 30, 2023.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Apollo/Athene Dedicated Investment Programs

Athene’s subsidiary, ACRA 1 is partially owned by ADIP I, a fund managed by Apollo. Athene’s subsidiary, ALRe, currently holds 36.55% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63.45% of the economic interests. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II, a fund managed by Apollo, for $640 million. ALRe holds all of ACRA 2’s voting interests.

Athene received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Contributions from ADIP	$325	$336	$325	$1,047
Distributions to ADIP	(254)	—	(381)	—

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, through its investment in AAA and, as of September 30, 2023 and December 31, 2022, also had $1.0 billion and $0 million, respectively, of AFS securities issued by Atlas. Athene had $922 million and $0 million of reverse repurchase agreements issued by Atlas as of September 30, 2023 and December 31, 2022, respectively. See note 18 for further information on assurance letters issued in support of Atlas.

18. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $663 million as of September 30, 2023 related to the funds it manages. Separately, Athene had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $20.6 billion as of September 30, 2023. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2023 and that could be reversed approximates $5.0 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of September 30, 2023, AGS had an unfunded contingent commitment of $33 million outstanding related to such offerings. The commitment expired on October 2, 2023 with no funding on the part of Apollo.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of September 30, 2023, the Apollo Capital Markets Partnership had funded commitments of $1.53 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $55 million and $55 million as of September 30, 2023 and December 31, 2022, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense in the condensed consolidated statements of operations.

In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay its former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. This obligation was determined based on the present value of estimated future performance relative to such thresholds and is recorded in other liabilities. The fair value of the remaining contingent obligation was $30 million and $31 million as of September 30, 2023 and December 31, 2022, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the respective thresholds are met such that the contingencies are satisfied. The changes in the fair value of the Griffin Capital contingent consideration obligation are reflected in other income (loss) in the condensed consolidated statements of income.

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2023 and December 31, 2022, Athene had $6.7 billion and $3.7 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a funding agreement backed notes (“FABN”) program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of September 30, 2023 and December 31, 2022, Athene had $20.2 billion and $21.0 billion, respectively, of board-authorized FABN funding agreements outstanding. Athene had $14.2 billion of board-authorized FABN capacity remaining as of September 30, 2023.

Athene established a secured funding agreement backed repurchase agreement (“FABR”) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special purpose entity to purchase funding agreements from Athene. As of September 30, 2023 and December 31, 2022, Athene had $4.0 billion and $3.0 billion, respectively, of FABR funding agreements outstanding.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s total restricted assets included on the condensed consolidated statements of financial condition are as follows:

(In millions)	September 30, 2023	December 31, 2022
AFS securities	$24,307	$15,366
Trading securities	163	55
Equity securities	77	38
Mortgage loans	10,802	8,849
Investment funds	193	103
Derivative assets	88	65
Short-term investments	68	120
Other investments	286	170
Restricted cash and cash equivalents	1,218	628
Total restricted assets	$37,202	$25,394

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.3 billion as of September 30, 2023. These letters of credit were issued for Athene’s reinsurance program and have expirations through June 19, 2026.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

On August 17, 2023, a purported stockholder of AGM filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against current AGM directors Marc Rowan, Scott Kleinman, James Zelter, Alvin Krongard, Michael Ducey, and Pauline Richards, Apollo Former Managing Partners Leon Black and Joshua Harris, former Apollo directors and, as a nominal defendant, AGM. The complaint is captioned Anguilla Social Security Board vs. Black et al., C.A. No. 2023-0846-JTL and challenges the $570 million payments being made to the Former Managing Partners and Contributing Partners in connection with the elimination of the Up-C structure that was in place prior to Apollo’s merger with Athene. As previously disclosed in Apollo’s SEC filings, this purported stockholder previously had sought and received documents relating to the transaction pursuant to Section 220 of the Delaware General Corporation Law. The derivative complaint alleges that the challenged payments amount to corporate waste, that the Former Managing Partners and Contributing Partners received payments in connection with the Corporate Recapitalization that exceed fair value and therefore breached their fiduciary duties, and that the independent conflicts committee of the AAM board of directors (which then consisted of Mr. Krongard, Mr. Ducey, and Ms. Richards) that negotiated the elimination of the TRA breached their fiduciary duties. The complaint alleges that pre-suit demand was futile because a majority of AGM’s board is either not independent from the Former Managing Partners or face a substantial likelihood of liability in light of the challenges to the transaction. The complaint seeks, among other things, declaratory relief, unspecified monetary damages, interest, restitution, disgorgement, injunctive relief, costs, and attorneys’ fees. The defendants intend to move to dismiss on the basis that, among other things, the plaintiffs failed to make a pre-suit demand on the Apollo board of directors. No reasonable estimate of possible loss, if any, can be made at this time.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Spread Related Earnings

Spread Related Earnings (“SRE”) is a component of Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility, which consists of investment gains (losses), net of offsets and non-operating change in insurance liabilities and related derivatives, and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees received on business managed for others, primarily the ADIP portion of Athene’s business ceded to ACRA, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs, including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents financial data for the Company’s reportable segments.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Asset Management
Management fees[1]	$648	$546	$1,845	$1,573
Capital solutions fees and other, net	146	105	422	272
Fee-related performance fees	40	20	102	46
Fee-related compensation	(212)	(194)	(635)	(556)
Other operating expenses	(150)	(112)	(423)	(319)
Fee Related Earnings	472	365	1,311	1,016

Retirement Services
Fixed income and other investment income, net	2,235	1,470	6,399	3,979
Alternative investment income, net	230	250	674	884
Strategic capital management fees	19	14	49	39
Cost of funds	(1,384)	(902)	(4,056)	(2,597)
Other operating expenses	(121)	(117)	(362)	(335)
Interest and other financing costs	(106)	(73)	(344)	(199)
Spread Related Earnings	873	642	2,360	1,771

Principal Investing
Realized performance fees	132	93	473	371
Realized investment income	5	62	35	325
Principal investing compensation	(119)	(90)	(434)	(401)
Other operating expenses	(14)	(15)	(42)	(38)
Principal Investing Income	4	50	32	257

Segment Income	$1,349	$1,057	$3,703	$3,044

Segment Assets:	September 30, 2023	December 31, 2022
Asset Management	$2,073	$1,918
Retirement Services	264,353	240,483
Principal Investing	9,002	8,099
Total Assets[2]	$275,428	$250,500

[1] Includes intersegment management fees from Retirement Services of $247 million and $695 million for the three and nine months ended September 30, 2023, respectively, and $192 million and $555 million for the three and nine months ended September 30, 2022, respectively.

[2] Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.
The following reconciles total consolidated revenues to total asset management fee related revenues:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Total Consolidated Revenues	$2,595	$2,979	$21,598	$6,127
Retirement services GAAP revenue	(1,666)	(2,502)	(18,847)	(4,249)
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	(80)	(37)	(243)	(116)
Adjustments related to consolidated funds and VIEs[1]	4	(2)	6	69
Performance fees	(224)	(27)	(715)	(262)
Principal investment income	(42)	68	(125)	(233)
Retirement services management fees	247	192	695	555
Total Asset Management Fee Related Revenues	$834	$671	$2,369	$1,891

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Income (loss) before income tax provision (benefit)	$883	$(945)	$3,625	$(5,476)
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	62	55	186	219
Equity-based compensation	57	46	167	139
Transaction-related charges[2]	25	(5)	18	(6)
Merger-related transaction and integration costs[3]	5	14	17	50
(Gains) losses from change in tax receivable agreement liability	—	—	—	14
Net (income) loss attributable to non-controlling interests in consolidated entities	28	277	(687)	1,886
Unrealized performance fees	(91)	66	(244)	109
Unrealized profit sharing expense	55	(19)	191	(16)
HoldCo interest and other financing costs[4]	36	29	77	103
Unrealized principal investment income (loss)	(27)	128	(66)	138
Unrealized net (gains) losses from investment activities and other	30	24	50	(133)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	663	1,853	829	7,330
Non-operating change in insurance liabilities and related derivatives[5]	(431)	(518)	(600)	(1,457)
Integration, restructuring and other non-operating expenses	41	37	98	104
Equity-based compensation	13	15	42	40
Segment Income	$1,349	$1,057	$3,703	$3,044

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
[5] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	September 30, 2023	December 31, 2022
Total reportable segment assets	$275,428	$250,500
Adjustments[1]	7,807	6,717
Total assets	$283,235	$257,217

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
20. Subsequent Events

Dividends

On November 1, 2023, the Company declared a cash dividend of $0.43 per share of common stock, which will be paid on November 30, 2023 to holders of record at the close of business on November 17, 2023.

On November 1, 2023, the Company also declared and set aside for payment a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on January 31, 2024 to holders of record at the close of business on January 15, 2024.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,350	$—	$—	$2,350
Restricted cash and cash equivalents	2	272	—	274
Investments	5,542	—	(159)	5,383
Assets of consolidated variable interest entities
Cash and cash equivalents	—	437	—	437
Investments	—	2,195	(46)	2,149
Other assets	—	36	(10)	26
Due from related parties	531	—	(23)	508
Goodwill	264	—	—	264
Other assets	2,378	1	—	2,379
	11,067	2,941	(238)	13,770
Retirement Services
Cash and cash equivalents	9,996	—	—	9,996
Restricted cash and cash equivalents	1,218	—	—	1,218
Investments	189,058	—	1	189,059
Investments in related parties	38,822	—	(12,928)	25,894
Assets of consolidated variable interest entities
Cash and cash equivalents	—	152	—	152
Investments	1,442	17,917	(101)	19,258
Other assets	7	92	—	99
Reinsurance recoverable	4,058	—	—	4,058
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,448	—	—	5,448
Goodwill	4,060	—	—	4,060
Other assets	10,244	—	(21)	10,223
	264,353	18,161	(13,049)	269,465
Total Assets	$275,420	$21,102	$(13,287)	$283,235

				(Continued)

	September 30, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,600	$56	$1	$3,657
Due to related parties	884	11	(17)	878
Debt	3,392	—	—	3,392
Liabilities of consolidated variable interest entities
Notes payable	—	11	—	11
Other liabilities	—	1,931	—	1,931
	7,876	2,009	(16)	9,869
Retirement Services
Interest sensitive contract liabilities	189,065	—	—	189,065
Future policy benefits	46,672	—	—	46,672
Market risk benefits	3,021	—	—	3,021
Debt	3,634	—	—	3,634
Payables for collateral on derivatives and securities to repurchase	7,652	—	—	7,652
Other liabilities	4,126	—	—	4,126
Liabilities of consolidated variable interest entities
Other liabilities	116	1,139	(21)	1,234
	254,286	1,139	(21)	255,404
Total Liabilities	262,162	3,148	(37)	265,273
Commitments and Contingencies (note 18)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	282	5	287
Equity
Mandatory Convertible Preferred Stock	1,397	—	—	1,397
Additional paid in capital	14,681	(90)	14	14,605
Retained earnings (accumulated deficit)	562	13,181	(13,208)	535
Accumulated other comprehensive income (loss)	(8,097)	(40)	42	(8,095)
Total AGM Stockholders’ Equity	8,543	13,051	(13,152)	8,442
Non-controlling interests	4,715	4,621	(103)	9,233
Total Equity	13,258	17,672	(13,255)	17,675
Total Liabilities, Redeemable non-controlling interests and Equity	$275,420	$21,102	$(13,287)	$283,235

				(Concluded)

	December 31, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$1,201	$—	$—	$1,201
Restricted cash and cash equivalents	2	1,046	—	1,048
Investments	5,713	—	(131)	5,582
Assets of consolidated variable interest entities
Cash and cash equivalents	—	110	—	110
Investments	—	2,371	(2)	2,369
Other assets	—	88	(58)	30
Due from related parties	504	1	(40)	465
Goodwill	264	—	—	264
Other assets	2,321	12	—	2,333
	10,005	3,628	(231)	13,402
Retirement Services
Cash and cash equivalents	7,779	—	—	7,779
Restricted cash and cash equivalents	628	—	—	628
Investments	172,488	—	—	172,488
Investments in related parties	35,286	—	(11,326)	23,960
Assets of consolidated variable interest entities
Cash and cash equivalents	—	362	—	362
Investments	1,492	14,207	—	15,699
Other assets	8	104	—	112
Reinsurance recoverable	4,358	—	—	4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,466	—	—	4,466
Goodwill	4,058	—	—	4,058
Other assets	9,919	—	(14)	9,905
	240,482	14,673	(11,340)	243,815
Total Assets	$250,487	$18,301	$(11,571)	$257,217

				(Continued)

	December 31, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$2,915	$61	$(1)	$2,975
Due to related parties	1,056	8	(66)	998
Debt	2,814	—	—	2,814
Liabilities of consolidated variable interest entities
Notes payable	—	50	—	50
Other liabilities	—	1,899	—	1,899
	6,785	2,018	(67)	8,736
Retirement Services
Interest sensitive contract liabilities	173,616	—	—	173,616
Future policy benefits	42,110	—	—	42,110
Market risk benefits	2,970	—	—	2,970
Debt	3,658	—	—	3,658
Payables for collateral on derivatives and securities to repurchase	6,707	—	—	6,707
Other liabilities	3,213	—	—	3,213
Liabilities of consolidated variable interest entities
Other liabilities	124	691	(6)	809
	232,398	691	(6)	233,083
Total Liabilities	239,183	2,709	(73)	241,819
Commitments and Contingencies (note 18)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	1,027	5	1,032
Equity
Additional paid in capital	15,040	(72)	14	14,982
Retained earnings (accumulated deficit)	(1,002)	11,734	(11,739)	(1,007)
Accumulated other comprehensive income (loss)	(7,337)	(34)	36	(7,335)
Total AGM Stockholders’ Equity	6,701	11,628	(11,689)	6,640
Non-controlling interests	4,603	2,937	186	7,726
Total Equity	11,304	14,565	(11,503)	14,366
Total Liabilities, Redeemable non-controlling interests and Equity	$250,487	$18,301	$(11,571)	$257,217

				(Concluded)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, Inc.’s condensed consolidated financial statements and the related notes within this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Item 1A. Risk Factors” in the 2022 Annual Report and “Item 1A. Risk Factors” in this quarterly report. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods. Target returns included in this report are presented gross and do not account for fees, expenses and taxes, which will reduce returns. Target returns are neither guarantees nor predictions or projections of future performance. There can be no assurance that target returns will be achieved or that Apollo will be successful in implementing the applicable strategy. Actual gross and net returns for funds managed by Apollo, and individual investors participating directly or indirectly in funds managed by Apollo, may vary significantly from the target returns set forth herein.

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of September 30, 2023, Apollo had a team of 4,739 employees, including 1,954 employees of Athene.

Asset Management

Our Asset Management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of September 30, 2023, we had total AUM of $631 billion.

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

Yield

Yield is our largest asset management strategy with $461 billion of AUM as of September 30, 2023. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 5% gross Return on Equity (“ROE”) and a 4% net ROE annualized through September 30, 2023.

Hybrid

Our hybrid strategy, with $61 billion of AUM as of September 30, 2023, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and a 7% net ROE annualized and the hybrid value funds we manage have generated a 20% gross IRR and a 16% net IRR from inception through September 30, 2023.

Equity

Our equity strategy manages $109 billion of AUM as of September 30, 2023. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through September 30, 2023.

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

Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, civil unrest, geopolitical tensions or military action, such as the armed conflicts in the Middle East and between Ukraine and Russia, and corresponding sanctions imposed on Russia by the United States and other countries, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.

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

U.S. inflation increased modestly during the third quarter of 2023 as the U.S. Federal Reserve continued its interest rate hiking cycle, given that the Consumer Price Index (“CPI”) persisted above the 2% target. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate increased to 3.7% as of September 30, 2023, compared to 3.0% as of June 30, 2023, despite action from the U.S. Federal Reserve to temper inflation. The heightened U.S. inflation rate persists due to a combination of supply and demand factors. The U.S. Federal Reserve finished the third quarter of 2023 with a benchmark interest rate target range of 5.25% to 5.50%, following a 25 basis point hike at its July meeting. Notably, the U.S. Federal Reserve paused rate hiking at its September meeting after four prior interest rate hikes in 2023.

Equity market performance continued to rally during the first part of the third quarter reaching a current year high at the end of July, but retreated in August and September to end the quarter down. High-yield, short-term bonds maintained their momentum, while the rest of the credit market declined due to the U.S. Federal Reserve’s updated position on interest rates. In the U.S., the S&P 500 Index decreased by 3.6% during the third quarter of 2023, following an increase of 8.3% during the second quarter of 2023. Global equity markets also decreased during the quarter, with the MSCI All Country World ex USA Index decreasing by 4.0%, following an increase of 3.3% in the second quarter of 2023.

Conditions in the credit markets have a significant impact on our business. Credit markets were positive in the third quarter of 2023, with the BofAML HY Master II Index increasing by 0.5%, while the S&P/LSTA Leveraged Loan Index increased by 3.1%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 4.9% in the third quarter of 2023, following an increase of 2.1% in the second quarter of 2023. As of October 2023, the International Monetary Fund estimated that the U.S. economy will expand by 2.1% in 2023 and 1.5% in 2024. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate increased to 3.8% as of September 30, 2023.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar strengthened in the third quarter of 2023 compared to the euro and the British pound. Relative to the U.S. dollar, the euro depreciated 3.1% during the third quarter of 2023, after appreciating 0.6% in the second quarter of 2023, while the British pound depreciated 4.0% in the third quarter of 2023, after appreciating 3.0% in the second quarter of 2023. Oil finished a volatile quarter up 28.5%, after depreciating by 6.6% in the second quarter of 2023.

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

As of September 30, 2023, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Rates increased during the third quarter of 2023, with the U.S. 10-year Treasury yield increasing to 4.59% at the end of the quarter. The U.S. 2-year and 10-year Treasury yield curves remain inverted. Despite the magnitude of the inversion having decreased in the third quarter, recessionary concerns remain.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. As of September 30, 2023, Athene’s net invested asset portfolio included $42.0 billion of floating rate investments, or 20% of its net invested assets, and its net reserve liabilities included $14.8 billion of floating rate liabilities at notional, or 7% of its net invested assets, resulting in $27.2 billion of net floating rate assets, or 13% of its net invested assets.

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

Overview of Results of Operations

Financial Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of September 30, 2023.

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

As of September 30, 2023, approximately 46% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 54% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in the 2022 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of September 30,	Performance Fees for the Three Months Ended September 30, 2023			Performance Fees for the Nine Months Ended September 30, 2023
	2023
(in millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
AIOF I and II	$24.0	$3.4	$—	$3.4	$13.2	$—	$13.2
ANRP I, II and III[1]	39.1	3.2	0.5	3.7	(20.6)	1.7	(18.9)
EPF Funds[1]	69.4	(19.9)	13.8	(6.1)	(15.5)	13.8	(1.7)
FCI Funds	156.9	14.8	—	14.8	18.8	—	18.8
Fund IX	1,688.1	97.7	79.0	176.7	426.3	213.1	639.4
Fund VIII[2]	82.0	(60.7)	—	(60.7)	(287.2)	118.3	(168.9)
Fund VII[2]	39.6	2.3	1.1	3.4	(0.3)	2.8	2.5
Fund VI	23.0	(0.8)	2.3	1.5	(1.0)	6.3	5.3
Fund IV and Fund V1	—	(0.1)	—	(0.1)	(0.2)	—	(0.2)
HVF I	45.6	(1.2)	11.0	9.8	1.8	31.8	33.6
Real Estate Equity	61.0	(0.5)	0.4	(0.1)	(14.5)	1.6	(12.9)
Corporate Credit	46.0	10.7	12.1	22.8	24.6	31.0	55.6
Structured Finance and ABS	115.6	10.7	8.6	19.3	30.8	23.7	54.5
Direct Origination	44.0	1.8	19.3	21.1	(145.7)	72.3	(73.4)
Other[1,3]	583.2	28.3	23.6	51.9	206.3	57.8	264.1
Total	$3,017.5	$89.7	$171.7	$261.4	$236.8	$574.2	$811.0
Total, net of profit sharing payable4/expense	$1,400.0	$37.1	$64.9	$102.0	$51.8	$176.2	$228.0

1 As of September 30, 2023, certain funds had $152.3 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.9 billion as of September 30, 2023.

2 As of September 30, 2023, the remaining investments and escrow cash of Fund VIII and Fund VII were valued at 106% and 112% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, the funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2023, Fund VIII and Fund VII had $23.0 million and $85.5 million of gross performance fees, respectively, or $12.6 million and $48.7 million net of profit sharing, respectively, in escrow. With respect to Fund VIII and Fund VII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements. Performance fees receivable as of September 30, 2023 and realized performance fees for the three and nine months ended September 30, 2023 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.6 billion as of September 30, 2023, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $55.2 million.

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

The following table summarizes our performance fees since inception through September 30, 2023:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
AIOF I and II	$24.0	$58.4	$82.4	$—	$51.8
ANRP I, II and III	39.1	161.0	200.1	47.8	41.1
EPF Funds	69.4	494.5	563.9	54.4	230.9
FCI Funds	156.9	24.2	181.1	—	156.9
Fund IX	1,688.1	802.6	2,490.7	—	2,162.0
Fund VIII	82.0	1,779.1	1,861.1	—	1,236.9
Fund VII	39.6	3,228.4	3,268.0	—	11.5
Fund VI	23.0	1,663.9	1,686.9	—	—
Fund IV and Fund V	—	2,053.1	2,053.1	31.5	—
HVF I	45.6	233.2	278.8	—	160.1
Real Estate Equity	61.0	70.6	131.6	12.6	68.3
Corporate Credit	46.0	928.4	974.4	—	34.6
Structured Finance and ABS	115.6	52.3	167.9	—	92.3
Direct Origination	44.0	117.8	161.8	—	25.1
Other[5]	583.2	1,744.9	2,328.1	6.0	763.9
Total	$3,017.5	$13,412.4	$16,429.9	$152.3	$5,035.4

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.06 as of September 30, 2023. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.22 as of September 30, 2023.

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

[3] Amounts were computed based on the fair value of fund investments on September 30, 2023. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at September 30, 2023. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on September 30, 2023. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

Other expenses

The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes, 2050 Subordinated Notes and the 2053 Subordinated Notes as discussed in note 13 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.

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

Financial Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business which is operated by Athene as of September 30, 2023.

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

Results of Operations

Below is a discussion of our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(In millions)				(In millions)
Revenues
Asset Management
Management fees	$462	$389	$73	18.8%	$1,328	$1,100	$228	20.7%
Advisory and transaction fees, net	157	110	47	42.7	482	286	196	68.5
Investment income (loss)	292	(31)	323	NM	882	475	407	85.7
Incentive fees	18	9	9	100.0	59	17	42	247.1
	929	477	452	94.8	2,751	1,878	873	46.5
Retirement Services
Premiums	26	3,045	(3,019)	(99.1)	9,163	10,769	(1,606)	(14.9)
Product charges	217	184	33	17.9	622	525	97	18.5
Net investment income	3,166	2,033	1,133	55.7	8,726	5,667	3,059	54.0
Investment related gains (losses)	(2,624)	(2,847)	223	7.8	(1,193)	(12,822)	11,629	90.7
Revenues of consolidated variable interest entities	318	114	204	178.9	946	148	798	NM
Other revenues	563	(27)	590	NM	583	(38)	621	NM
	1,666	2,502	(836)	(33.4)	18,847	4,249	14,598	343.6
Total Revenues	2,595	2,979	(384)	(12.9)	21,598	6,127	15,471	252.5
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	254	232	22	9.5	766	684	82	12.0
Equity-based compensation	129	104	25	24.0	379	373	6	1.6
Profit sharing expense	174	50	124	248.0	598	372	226	60.8
Total compensation and benefits	557	386	171	44.3	1,743	1,429	314	22.0
Interest expense	36	31	5	16.1	98	94	4	4.3
General, administrative and other	220	167	53	31.7	643	472	171	36.2
	813	584	229	39.2	2,484	1,995	489	24.5
Retirement Services
Interest sensitive contract benefits	333	171	162	94.7	3,634	(581)	4,215	NM
Future policy and other policy benefits	368	3,270	(2,902)	(88.7)	10,346	11,230	(884)	(7.9)
Market risk benefits remeasurement (gains) losses	(441)	(458)	17	3.7	(166)	(1,689)	1,523	90.2
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	211	112	99	88.4	502	318	184	57.9
Policy and other operating expenses	467	342	125	36.5	1,356	985	371	37.7
	938	3,437	(2,499)	(72.7)	15,672	10,263	5,409	52.7
Total Expenses	1,751	4,021	(2,270)	(56.5)	18,156	12,258	5,898	48.1

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(In millions)				(In millions)
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(32)	(16)	(16)	(100.0)	(14)	164	(178)	NM
Net gains (losses) from investment activities of consolidated variable interest entities	49	85	(36)	(42.4)	95	465	(370)	(79.6)
Other income (loss), net	22	28	(6)	(21.4)	102	26	76	292.3
Total Other income (loss)	39	97	(58)	(59.8)	183	655	(472)	(72.1)
Income (loss) before income tax (provision) benefit	883	(945)	1,828	NM	3,625	(5,476)	9,101	NM
Income tax (provision) benefit	(243)	96	(339)	NM	(697)	962	(1,659)	NM
Net income (loss)	640	(849)	1,489	NM	2,928	(4,514)	7,442	NM
Net (income) loss attributable to non-controlling interests	42	286	(244)	(85.3)	(637)	1,913	(2,550)	NM
Net income (loss) attributable to Apollo Global Management, Inc.	682	(563)	1,245	NM	2,291	(2,601)	4,892	NM
Preferred stock dividends	(22)	—	(22)	NM	(22)	—	(22)	NM
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$660	$(563)	$1,223	NM	$2,269	$(2,601)	$4,870	NM

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

In this section, references to 2023 refer to the three months ended September 30, 2023 and references to 2022 refer to the three months ended September 30, 2022.

Asset Management

Revenues

Revenues were $929 million in 2023, an increase of $452 million from $477 million in 2022, primarily driven by higher investment income and management fees. Investment income increased $323 million in 2023 to $292 million compared to a loss of $31 million in 2022. The increase in investment income of $323 million in 2023 was driven by increases in performance allocations and principal investment income of $206 million and $117 million, respectively.

Significant drivers for performance allocations in 2023 were performance allocations earned from Fund IX, Redding Ridge Holdings and MidCap Financial of $181 million, $19 million, and $15 million, respectively, partially offset by performance allocation losses from Fund VIII and EPF III of $63 million and $19 million, respectively.

See below for details on the respective performance allocations in 2023.

The performance allocations earned from Fund IX in 2023 were primarily driven by appreciation and realization of the fund’s investments in the (i) media, telecom and technology and (ii) consumer services sectors.

The performance allocations earned from Redding Ridge Holdings in 2023 were primarily driven by existing and new CLO issuances, new consulting contracts and accumulation of warehouse assets.

The performance allocations earned from MidCap Financial in 2023 were primarily driven by the net income generated by the fund’s investments. See note 17 to the condensed consolidated financial statements for further information regarding the modification of its performance allocation arrangement, which began in June 2023.

The performance allocation losses from Fund VIII in 2023 were primarily driven by depreciation and realization of the fund’s investments in the (i) leisure, (ii) consumer services and (iii) media, telecom and technology sectors.

The performance allocation losses from EPF III in 2023 were primarily driven by depreciation on its German commercial and residential real estate investments.

The increase in principal investment income in 2023 was driven by the appreciation and recapture of unrealized losses in 2022 from certain of the Company’s balance sheet investments.

Management fees increased by $73 million to $462 million in 2023 from $389 million in 2022. The increase in management fees was primarily attributable to management fees earned from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $52 million, inclusive of Fund X catch-up fees of $24 million.

Advisory and transaction fees increased by $47 million to $157 million in 2023 from $110 million in 2022. Advisory and transaction fees earned during 2023 were primarily attributable to advisory and transaction fees earned from companies in the (i) chemicals, (ii) manufacturing and industrial, (iii) media, telecom and technology and (iv) financial services sectors.

Expenses

Expenses were $813 million in 2023, an increase of $229 million from $584 million in 2022 due to an increase in profit sharing expense of $124 million, resulting from the corresponding higher investment income during 2023. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, there was an increase in salary, bonus and benefits of $22 million due to an increase in headcount and an increase in equity-based compensation expense of $25 million in 2023. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the Co-Presidents, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $220 million in 2023, an increase of $53 million from $167 million in 2022. The increase in 2023 was primarily driven by an increase in professional fees, higher travel and entertainment expenses and an increase in technology expenses.

Other Income (Loss)

Other income (loss) was $39 million in 2023, a decrease of $58 million from $97 million in 2022. Other Income in 2022 was primarily attributable to interest income earned on the Company’s money market funds and U.S. Treasury securities, as a result of a rising interest rate environment, as well as gains from consolidated VIEs, which was offset, in part, by losses from certain of the Company’s balance sheet investments. Other income in 2023 was primarily attributable to gains from consolidated VIEs as well as higher interest income earned on the Company’s money market funds, as a result of the continued rising interest rate environment, which was offset, in part, by losses from the Company’s consolidated SPACs.

Retirement Services

Revenues

Retirement Services revenues were $1.7 billion in 2023, a decrease of $836 million from $2.5 billion in 2022. The decrease was primarily driven by a decrease in premiums, partially offset by an increase in net investment income, an increase in other revenues, an increase in investment related gains (losses) and an increase in revenues of consolidated VIEs.

Premiums were $26 million in 2023, a decrease of $3.0 billion from $3.0 billion in 2022, primarily driven by a $2.9 billion decrease in pension group annuity premiums compared to the prior year.

Net investment income was $3.2 billion in 2023, an increase of $1.1 billion from $2.0 billion in 2022, primarily driven by higher floating rate income, higher new money rates related to higher interest rates and growth in Athene’s investment portfolio attributed to strong net flows during the previous twelve months.

Other revenues were $563 million in 2023, an increase of $590 million from $(27) million in 2022, primarily driven by the $555 million gain on the settlement of the VIAC recapture agreement.

Investment related gains (losses) were $(2.6) billion in 2023, an increase of $223 million from $(2.8) billion in 2022, primarily due to the changes in the fair value of reinsurance assets and mortgage loans as well as lower realized losses on AFS securities, partially offset by the unfavorable change in fair value of FIA hedging derivatives, lower foreign exchange derivative gains and an increase in the provision for credit losses. The change in fair value of reinsurance assets increased $1.1 billion and the change in fair value of mortgage loans increased $288 million, primarily driven by a smaller increase in U.S. Treasury rates compared to the prior year and credit spread tightening in the current year compared to credit spread widening in the prior year. The favorable change in net realized gains and losses on AFS securities of $301 million was primarily related to foreign exchange impacts due to greater strengthening of the U.S. dollar against foreign currencies in the prior year. The change in fair value of FIA hedging derivatives decreased $541 million, primarily due to the performance of the equity indices upon which Athene’s call options are based, with the current year impact amplified by the strong growth in its FIA block of business over the previous twelve months. The largest percentage of Athene’s call options are based on the S&P 500 index, which decreased 3.6% in 2023, compared to a decrease of 5.3% in 2022. The decrease in foreign exchange gains on derivatives reflects the greater strengthening of the U.S. dollar against foreign currencies in the prior year. The unfavorable change in the provision for credit losses of $231 million was mainly related to favorable adjustments to structured securities in the prior year as well as an increase in the allowance related to deterioration in China’s residential real estate market in the current year.

Revenues of consolidated VIEs were $318 million in 2023, an increase of $204 million from $114 million in 2022, primarily driven by unrealized gains on assets held by AAA, the consolidation of additional VIEs and a favorable change in the fair value of mortgage loans held in VIEs related to a smaller increase in U.S. Treasury rates compared to the prior year and credit spread tightening in the current year compared to credit spread widening in the prior year.

Expenses

Retirement Services expenses were $938 million in 2023, a decrease of $2.5 billion from 3.4 billion in 2022. The decrease was primarily driven by a decrease in future policy and other policy benefits, partially offset by an increase in interest sensitive contract benefits, an increase in DAC, DSI and VOBA amortization and an increase in market risk benefits remeasurement (gains) losses. Athene’s annual unlocking of assumptions resulted in a decrease in expenses of $22 million compared to a decrease of $94 million in 2022. The 2023 unlocking was driven by a decrease of $94 million in interest sensitive contract benefits and a decrease of $45 million in future policy and other policy benefits, partially offset by an increase of $81 million in market risk benefits and an increase of $36 million related to DAC, DSI and VOBA, compared to a decrease of $49 million in interest sensitive contract benefits, a decrease of $43 million in market risk benefits and a decrease of $2 million related to DAC, DSI and VOBA in 2022.

Future policy and other policy benefits were $368 million in 2023, a decrease of $2.9 billion from $3.3 billion in 2022, primarily driven by a $2.9 billion decrease in pension group annuity obligations and favorable unlocking, partially offset by a $270 million increase in benefit payments. Unlocking in 2023 was $45 million favorable consisting of $297 million of favorable future policy benefit reserve unlocking, partially offset by $252 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

Interest sensitive contract benefits were $333 million in 2023, an increase of $162 million from $171 million in 2022, primarily driven by an increase in rates on deferred annuity and funding agreement issuances, as well as on existing floating rate funding agreements, driven by higher U.S. Treasury rates, and significant growth in Athene’s deferred annuity block of business. These impacts were partially offset by a decrease in the change in Athene’s fixed indexed annuity reserves, which includes the impact from changes in the fair value of FIA embedded derivatives, and a favorable change in unlocking. The decrease in the change in fair value of FIA embedded derivatives of $725 million was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked, with the current year impact amplified by the strong growth in its FIA block of business over the previous twelve months. The largest percentage of Athene’s FIA policies are linked to the S&P 500 index, which decreased 3.6% in 2023, compared to a decrease of 5.3% in 2022. This impact was partially offset by the unfavorable impact of higher rates on policyholder projected benefits. The fair value of FIA embedded derivatives unlocking in 2023 was $20 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions, while 2022 unlocking was $47 million favorable primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values. The negative VOBA unlocking related to Athene’s interest sensitive contract liabilities in 2023 was $74 million favorable mainly due to an increase in lapse assumptions, while 2022 unlocking was $2 million favorable.

DAC, DSI and VOBA amortization was $211 million in 2023, an increase of $99 million from $112 million in 2022, primarily due to significant growth in Athene’s retail and flow reinsurance channels as well as an unfavorable change in unlocking. Unlocking in 2023 was $36 million unfavorable mainly related to an increase in lapse assumptions and changes to projected interest crediting, while unlocking in 2022 was $2 million favorable.

Market risk benefits remeasurement (gains) losses were $(441) million in 2023, an increase of $17 million from $(458) million in 2022. The lower gains in 2023 were primarily driven by unfavorable unlocking, largely offset by a more favorable change in the fair value of market risk benefits. The market risk benefits unlocking in 2023 was $81 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and income rider restart assumptions, while 2022 unlocking was $43 million favorable primarily due to lower projected claims related to the impact of higher rates. The change in fair value of market risk benefits was more favorable compared to the prior year primarily due to the $148 million favorable change in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This was partially offset by a less favorable change in fair value of $12 million related to unfavorable equity market performance compared to the prior year as well as an increase in interest accruals.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit totaled $(243) million and $96 million in 2023 and 2022, respectively. The change to the provision was primarily related to the increase in pre-tax income and a one-time deferred tax benefit recognized in 2022 due to the Mergers. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 27.5% and 10.2% for 2023 and 2022, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 12 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

In this section, references to 2023 refer to the nine months ended September 30, 2023 and references to 2022 refer to the nine months ended September 30, 2022.

Asset Management

Revenues

Revenues were $2,751 million in 2023, an increase of $873 million from $1,878 million in 2022, primarily driven by an increase in investment income, management fees, and advisory and transaction fees, net. Investment income increased $407 million in 2023 to $882 million compared to $475 million in 2022. The increase in investment income of $407 million in 2023 was driven by an increase in performance allocations of $502 million, partially offset by a decrease in principal investment income of $95 million.

Significant drivers for performance allocations in 2023 were performance allocations primarily earned from Fund IX, Credit Strategies and Redding Ridge Holdings of $655 million, $74 million and $49 million, respectively, partially offset by performance allocation losses from Fund VIII and MidCap Financial of $175 million and $92 million, respectively.

See below for details on the respective performance allocations in 2023.

The performance allocations earned from Fund IX in 2023 were primarily driven by appreciation and realization of the fund’s investments in the (i) media, telecom and technology and (ii) leisure sectors.

The performance allocations earned from Credit Strategies in 2023 were primarily driven by the net income generated by the fund’s investments.
The performance allocations earned from Redding Ridge Holdings in 2023 were primarily driven by existing and new CLO issuances, new consulting contracts and accumulation of warehouse assets.

The performance allocation losses from Fund VIII in 2023 were primarily driven by depreciation and realization of the fund’s investments in the (i) consumer services and (ii) media, telecom and technology sectors.

The performance allocation losses from MidCap Financial in 2023 were primarily driven by the reversal of unrealized performance allocations in connection with the modification of the performance allocation arrangement. This resulted in a realization of performance allocations and a modification to the calculation of performance allocations beginning in June 2023 to be based solely on net income. See note 17 to the condensed consolidated financial statements for further information.

The decrease in principal investment income in 2023 was driven by the depreciation in value of investments held by certain funds we manage in which the Company has a direct interest, as a result of the continued equity market volatility in 2023.

Management fees increased by $228 million to $1,328 million from $1,100 million in 2022. The increase in management fees was primarily attributable to management fees earned from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $106 million, inclusive of Fund X catch-up fees of $45 million in 2023.

Advisory and transaction fees increased by $196 million to $482 million in 2023 from $286 million in 2022. Advisory and transaction fees earned during 2023 were primarily attributable to advisory and transaction fees earned from companies in the (i) financial services, (ii) chemicals, (iii) business services, (iv) real estate, (v) manufacturing and industrial and (vi) media, telecom and technology sectors.

Expenses

Expenses were $2,484 million in 2023, an increase of $489 million from $1,995 million in 2022, primarily due to an increase in profit sharing expense of $226 million, resulting from the higher investment income during 2023. Additionally, there was an increase in salary, bonus and benefits of $82 million due to an increase in headcount in 2023.

General, administrative and other expenses were $643 million in 2023, an increase of $171 million from $472 million in 2022. The increase in 2023 was primarily driven by an increase in professional fees, higher travel and entertainment expenses, an increase in technology expenses and an increase in the amortization expense from the Company’s commitment asset and other intangible assets.

Other Income (Loss)

Other income (loss) was $183 million in 2023, a decrease of $472 million from $655 million in 2022. This decrease was primarily driven by a decrease in net gains from investment activities of consolidated VIEs of $370 million and a decrease in net gains from investment activities of $178 million. Other Income in 2022 was primarily attributable to net gains from investment activities of consolidated VIEs and income earned as a result of APSG I’s deconsolidation event. Other income in 2023 was primarily attributable to interest income earned on the Company’s money market funds and U.S. treasury securities, as a result of the rising interest rate environment and derivatives gains, which were offset, in part, by losses from certain of the Company’s balance sheet investments and consolidated SPACs.

Retirement Services

Revenues

Retirement Services revenues were $18.8 billion in 2023, an increase of $14.6 billion from $4.2 billion in 2022. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income, an increase in revenues of consolidated VIEs and an increase in other revenues, partially offset by a decrease in premiums.

Investment related gains (losses) were $(1.2) billion in 2023, an increase of $11.6 billion from $(12.8) billion in 2022, primarily due to the changes in the fair value of reinsurance assets, FIA hedging derivatives, mortgage loans and trading and equity securities, as well as lower realized losses on AFS securities compared to the prior year, partially offset by foreign exchange losses on derivatives. The change in fair value of reinsurance assets increased $6.6 billion, the change in fair value of mortgage loans increased $2.3 billion and the change in fair value of trading and equity securities increased $618 million, primarily driven by credit spread tightening in the current year compared to credit spread widening in the prior year, a smaller increase in

U.S. Treasury rates compared to the prior year and more favorable economics. The change in fair value of FIA hedging derivatives increased $3.3 billion, primarily driven by the favorable performance of the indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 index, which increased 11.7% in 2023, compared to a decrease of 24.8% in 2022. The favorable change in net realized gains and losses on AFS securities of $1.3 billion was primarily related to foreign exchange impacts due to greater strengthening of the U.S. dollar against foreign currencies in the prior year. The increase in foreign exchange losses on derivatives reflects greater strengthening of the U.S. dollar against foreign currencies in the prior year.

Net investment income was $8.7 billion in 2023, an increase of $3.1 billion from $5.7 billion in 2022, primarily driven by higher floating rate income, higher new money rates related to higher interest rates and growth in Athene’s investment portfolio attributed to strong net flows during the previous twelve months. These increases were partially offset by a decrease in alternative income due to less favorable alternative investment performance and the transfer, beginning in the second quarter of 2022, of a significant portion of Athene’s alternative investments to AAA, a consolidated VIE.

Revenues of consolidated VIEs were $946 million in 2023, an increase of $798 million from $148 million in 2022, primarily driven by unrealized gains on assets held by AAA, the consolidation of additional VIEs and a favorable change in the fair value of mortgage loans held in VIEs related to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in U.S. Treasury rates compared to the prior year.

Other revenues were $583 million in 2023, an increase of $621 million from $(38) million in 2022, primarily driven by the $555 million gain on the settlement of the VIAC recapture agreement.

Premiums were $9.2 billion in 2023, a decrease of $1.6 billion from $10.8 billion in 2022, primarily driven by a $1.4 billion decrease in pension group annuity premiums compared to the prior year.

Expenses

Retirement Services expenses were $15.7 billion in 2023, an increase of $5.4 billion from $10.3 billion in 2022. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses, an increase in policy and other operating expenses and an increase in DAC, DSI and VOBA amortization, partially offset by a decrease in future policy and other policy benefits. Athene’s annual unlocking of assumptions resulted in a decrease in expenses of $22 million compared to a decrease of $94 million in 2022. The 2023 unlocking was driven by a decrease of $94 million in interest sensitive contract benefits and a decrease of $45 million in future policy and other policy benefits, partially offset by an increase of $81 million in market risk benefits and an increase of $36 million related to DAC, DSI and VOBA, compared to a decrease of $49 million in interest sensitive contract benefits, a decrease of $43 million in market risk benefits and a decrease of $2 million related to DAC, DSI and VOBA in 2022.

Interest sensitive contract benefits were $3.6 billion in 2023, an increase of $4.2 billion from $(581) million in 2022, primarily driven by an increase in the change in Athene’s fixed indexed annuity reserves, an increase in rates on deferred annuity and funding agreement issuances, as well as on existing floating rate funding agreements, driven by higher U.S. Treasury rates, and significant growth in Athene’s deferred annuity block of business, partially offset by a favorable change in unlocking. The change in Athene’s fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $3.4 billion was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 index, which increased 11.7% in 2023, compared to a decrease of 24.8% in 2022. The change in the fair value of FIA embedded derivatives was also driven by the unfavorable change in discount rates used in Athene’s embedded derivative calculations as the current year experienced a smaller increase in discount rates compared to the prior year. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits. The fair value of FIA embedded derivatives unlocking in 2023 was $20 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions, while 2022 unlocking was $47 million favorable primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values. The negative VOBA unlocking related to Athene’s interest sensitive contract liabilities in 2023 was $74 million favorable mainly due to an increase in lapse assumptions, while 2022 unlocking was $2 million favorable.

Market risk benefits remeasurement (gains) losses were $(166) million in 2023, an increase of $1.5 billion from $(1.7) billion in 2022. The lower gains in 2023 were primarily driven by a less favorable change in the fair value of market risk benefits as well as an unfavorable change in unlocking. The change in fair value of market risk benefits was $1.5 billion less favorable compared to the prior year due to a smaller increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This was partially offset by a more favorable change in fair value of $214 million related to favorable equity market performance compared to the prior year. The market risk benefits unlocking in 2023 was $81 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and income rider restart assumptions, while 2022 unlocking was $43 million favorable primarily due to lower projected claims related to the impact of higher rates.

Policy and other operating expenses were $1.4 billion in 2023, an increase of $371 million from $985 million in 2022, primarily driven by an increase in interest expense related to an increase in short-term repurchase agreements compared to the prior year, higher rates on short-term and floating rate long-term repurchase agreements and the issuance of debt in the fourth quarter of 2022, as well as an increase in general operating expenses related to growth in the business.

DAC, DSI and VOBA amortization were $502 million in 2023, an increase of $184 million from $318 million in 2022, primarily due to significant growth in Athene’s retail and flow reinsurance channels as well as an unfavorable change in unlocking. Unlocking in 2023 was $36 million unfavorable mainly related to an increase in lapse assumptions and changes to projected interest crediting, while unlocking in 2022 was $2 million favorable.

Future policy and other policy benefits were $10.3 billion in 2023, a decrease of $884 million from $11.2 billion in 2022, primarily driven by a $1.4 billion decrease in pension group annuity obligations and favorable unlocking, partially offset by a $538 million increase in benefit payments and an increase in the AmerUs Closed Block fair value liability. The change in the AmerUs Closed Block fair value liability was primarily due to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in U.S. Treasury rates compared to the prior year. Unlocking in 2023 was $45 million favorable consisting of $297 million of favorable future policy benefit reserve unlocking, partially offset by $252 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit totaled $(697) million and $962 million in 2023 and 2022, respectively. The change to the provision was primarily related to the increase in pre-tax income and a one-time deferred tax benefit recognized in 2022 due to the Mergers. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 19.2% and 17.6% for 2023 and 2022, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) a benefit realized from the derecognition of a deferred tax liability related to the Company’s historical holdings in Athene, (ii) foreign, state and local income taxes, including NYC UBT, (iii) income attributable to non-controlling interests and (iv) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 12 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

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

Spread Related Earnings, or “SRE”, is a component of Segment Income that is used as a supplemental performance measure to assess the performance of the Retirement Services segment, excluding certain market volatility, which consists of investment gains (losses), net of offsets and non-operating change in insurance liabilities and related derivatives, and certain expenses related to integration, restructuring, equity-based compensation, and other expenses.

Non-operating change in insurance liabilities and related derivatives includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

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

Net Invested Assets

In managing its business, Athene analyzes net invested assets, which does not correspond to total Athene investments, including investments in related parties, as disclosed in the condensed consolidated statements of financial condition and notes thereto. Net invested assets represent the investments that directly back Athene’s net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which is used to analyze the profitability of Athene’s investment portfolio. Net invested assets include (a) total investments on the condensed consolidated statements of financial condition with AFS securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Athene includes the underlying investments supporting its assumed funds withheld and modco agreements in its net invested assets calculation in order to match the assets with the income received. Athene believes the adjustments for reinsurance provide a view of the assets for which it has economic exposure. Net invested assets include Athene’s proportionate share of ACRA investments, based on its economic ownership, but do not include the proportionate share of investments associated with the non-controlling interests. Net invested assets are averaged over the number of quarters in the relevant period to compute a net investment earned rate for such period. While Athene believes net invested assets is a meaningful financial metric and enhances the understanding of the underlying drivers of its investment portfolio, it should not be used as a substitute for Athene’s total investments, including related parties, presented under U.S. GAAP.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 19 to our condensed consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(In millions)				(In millions)
Asset Management:
Management fees - Yield	$408	$367	$41	11.2%	$1,179	$1,042	$137	13.1%
Management fees - Hybrid	62	53	9	17.0	181	154	27	17.5
Management fees - Equity	178	126	52	41.3	485	377	108	28.6
Management fees	648	546	102	18.7	1,845	1,573	272	17.3
Capital solutions fees and other, net	146	105	41	39.0	422	272	150	55.1
Fee-related performance fees	40	20	20	100.0	102	46	56	121.7
Fee-related compensation	(212)	(194)	18	9.3	(635)	(556)	79	14.2
Other operating expenses	(150)	(112)	38	33.9	(423)	(319)	104	32.6
Fee Related Earnings (FRE)	$472	$365	$107	29.3%	$1,311	$1,016	$295	29.0%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

In this section, references to 2023 refer to the three months ended September 30, 2023 and references to 2022 refer to the three months ended September 30, 2022.

FRE was $472 million in 2023, an increase of $107 million compared to $365 million in 2022. This increase was primarily attributable to increases in management fees and capital solutions fees and other, net.

The increase in management fees was primarily attributable to management fees earned from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $52 million, inclusive of Fund X catch-up fees of $24 million. Management fees also benefited from increases in management fees earned from Athene of $39 million, which was primarily driven by higher fee-generating AUM as a result of growth in retirement services clients.

Capital solutions fees earned in 2023 were a quarterly record and primarily attributable to fees earned from companies in the (i) chemicals, (ii) manufacturing and industrial, (iii) media, telecom and technology and (iv) financial services sectors.

The growth in revenues was offset, in part, by increases in other operating expenses and fee-related compensation expense of $38 million and $18 million, respectively. The increase in other operating expenses in 2023 was primarily driven by an increase in professional fees, higher travel and entertainment expenses and an increase in technology expenses. The increase in fee-related compensation was primarily associated with increased headcount to support the Company’s growth.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

In this section, references to 2023 refer to the nine months ended September 30, 2023 and references to 2022 refer to the nine months ended September 30, 2022.

FRE was $1,311 million in 2023, an increase of $295 million compared to $1,016 million in 2022. This increase was attributable to increases in all revenue line items, and primarily driven by management fees and capital solutions fees and other, net.

The increase in management fees was primarily attributable to management fees earned from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $106 million, inclusive of Fund X catch-up fees of $45 million. Management fees also benefited from increases in management fees earned from Athene of $97 million, which was primarily driven by higher fee-generating AUM as a result of growth in retirement services clients.

Capital solutions fees earned in 2023 were primarily attributable to fees earned from companies in the (i) financial services, (ii) chemicals, (iii) business services, (iv) real estate, (v) manufacturing and industrial and (vi) media, telecom and technology sectors.

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

	As of September 30, 2023
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$55,895	$25,725	$43,502	$125,122
AUM Not Currently Generating Performance Fees	4,107	4,756	7,145	16,008
Uninvested Performance Fee-Eligible AUM	11,125	13,784	32,158	57,067
Total Performance Fee-Eligible AUM	$71,127	$44,265	$82,805	$198,197

	As of September 30, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$37,271	$12,037	$40,807	$90,115
AUM Not Currently Generating Performance Fees	11,791	16,987	3,418	32,196
Uninvested Performance Fee-Eligible AUM	5,828	13,706	29,812	49,346
Total Performance Fee-Eligible AUM	$54,890	$42,730	$74,037	$171,657

	As of December 31, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$40,169	$12,177	$42,126	$94,472
AUM Not Currently Generating Performance Fees	15,912	17,777	3,166	36,855
Uninvested Performance Fee-Eligible AUM	4,628	12,839	30,836	48,303
Total Performance Fee-Eligible AUM	$60,709	$42,793	$76,128	$179,630

[1] Performance Fee-Generating AUM of $4.2 billion, $3.9 billion and $3.9 billion as of September 30, 2023, September 30, 2022 and December 31, 2022, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of September 30, 2023
	Yield	Hybrid	Equity	Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$25,480	$28,011
Fee-Generating AUM based on invested capital	3,488	10,333	25,815	39,636
Fee-Generating AUM based on gross/adjusted assets	338,974	4,697	844	344,515
Fee-Generating AUM based on NAV	44,249	11,206	770	56,225
Total Fee-Generating AUM	$386,711	$28,767	$52,909	$468,387

[1] The weighted average remaining life of the traditional private equity funds as of September 30, 2023 was 73 months.

	As of September 30, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$2,521	$30,499	$33,020
Fee-Generating AUM based on invested capital	3,400	9,738	12,748	25,886
Fee-Generating AUM based on gross/adjusted assets	280,874	4,789	560	286,223
Fee-Generating AUM based on NAV	39,665	9,110	316	49,091
Total Fee-Generating AUM	$323,939	$26,158	$44,123	$394,220

[1] The weighted average remaining life of the traditional private equity funds at September 30, 2022 was 56 months.

	As of December 31, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$19,434	$21,965
Fee-Generating AUM based on invested capital	3,381	9,528	26,695	39,604
Fee-Generating AUM based on gross/adjusted assets	293,240	4,827	593	298,660
Fee-Generating AUM based on NAV	42,200	9,227	431	51,858
Total Fee-Generating AUM	$338,821	$26,113	$47,153	$412,087

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2022 was 76 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $260.8 billion, $236.0 billion and $228.8 billion of AUM on behalf of Athene as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 17 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $48.5 billion, $52.6 billion and $45.3 billion of AUM on behalf of Athora as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively.

The following tables summarize changes in total AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	Three months ended September 30,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(In millions)
Change in Total AUM[1]:
Beginning of Period	$449,843	$62,410	$104,852	$617,105	$375,753	$56,120	$82,889	$514,762
Inflows	26,411	1,363	5,162	32,936	18,232	2,686	13,175	34,093
Outflows[2]	(12,057)	(285)	(163)	(12,505)	(9,466)	(265)	(99)	(9,830)
Net Flows	14,354	1,078	4,999	20,431	8,766	2,421	13,076	24,263
Realizations	(3,853)	(2,661)	(1,491)	(8,005)	(6,555)	(1,548)	(2,026)	(10,129)
Market Activity[3]	158	590	880	1,628	(5,332)	(255)	(17)	(5,604)
End of Period	$460,502	$61,417	$109,240	$631,159	$372,632	$56,738	$93,922	$523,292

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

2 Outflows for Total AUM include redemptions of $1.4 billion and $1.0 billion during the three months ended September 30, 2023 and 2022, respectively.
3 Includes foreign exchange impacts of $(2.4) billion and $(5.1) billion during the three months ended September 30, 2023 and 2022, respectively.

	Nine months ended September 30,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM[1]:
Beginning of Period	$392,466	$56,410	$98,771	$547,647	$360,289	$52,772	$84,491	$497,552
Inflows	103,256	7,979	13,459	124,694	72,353	9,288	18,737	100,378
Outflows[2]	(33,180)	(1,574)	(974)	(35,728)	(30,058)	(1,009)	(101)	(31,168)
Net Flows	70,076	6,405	12,485	88,966	42,295	8,279	18,636	69,210
Realizations	(8,838)	(4,087)	(4,408)	(17,333)	(8,181)	(4,248)	(9,025)	(21,454)
Market Activity[3]	6,798	2,689	2,392	11,879	(21,771)	(65)	(180)	(22,016)
End of Period	$460,502	$61,417	$109,240	$631,159	$372,632	$56,738	$93,922	$523,292

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

[2] Outflows for Total AUM include redemptions of $5.2 billion and $2.4 billion during the nine months ended September 30, 2023 and 2022, respectively.
[3] Includes foreign exchange impacts of $(1.0) billion and $(12.2) billion during the nine months ended September 30, 2023 and 2022, respectively.

Three Months Ended September 30, 2023

Total AUM was $631.2 billion at September 30, 2023, an increase of $14.1 billion, or 2.3%, compared to $617.1 billion at June 30, 2023. The net increase was primarily due to subscriptions across the platform, leverage specifically in the yield strategy and growth of our retirement services AUM; partially offset by distributions and redemptions. More specifically, the net increase was due to:

•Net flows of $20.4 billion primarily attributable to:
•a $14.4 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $7.0 billion of subscriptions mostly related to the corporate credit and direct origination funds we manage, (ii) $5.8 billion of leverage related to Redding Ridge and Atlas, and (iii) $3.1 billion related to growth of our retirement services AUM; partially offset by $(1.3) billion of redemptions;
•a $1.1 billion increase related to the funds we manage in our hybrid strategy primarily due to $1.4 billion of subscriptions across the hybrid credit funds we manage; partially offset by $(0.2) billion of redemptions and $(0.1) billion of net transfer activity; and
•a $5.0 billion increase related to funds we manage in the equity strategy primarily due to $5.1 billion of subscriptions mostly from the traditional private equity funds we manage; partially offset by $(0.1) billion of net transfer activity.

•Realizations of $(8.0) billion primarily attributable to:
•$(3.9) billion related to funds we manage in our yield strategy;
•$(2.7) billion related to funds we manage in our hybrid strategy; and
•$(1.5) billion related to funds we manage in our equity strategy driven by distributions across our traditional private equity funds.

•Market activity of $1.6 billion, primarily attributable to:
•$0.2 billion related to funds we manage in our yield strategy;
•$0.6 billion related to funds we manage in our hybrid strategy, including $0.2 billion and $0.2 billion across the hybrid credit and hybrid value funds we manage, respectively; and
•$0.9 billion related to funds we manage in our equity strategy related to the traditional private equity funds we manage.

Nine Months Ended September 30, 2023

Total AUM was $631.2 billion at September 30, 2023, an increase of $83.5 billion, or 15.2%, compared to $547.6 billion at December 31, 2022. The net increase was primarily driven by Atlas, growth of our retirement services AUM, and subscriptions across the platform; partially offset by distributions and redemptions. More specifically, the net increase was due to:

•Net flows of $89.0 billion primarily attributable to:
•a $70.1 billion increase related to the funds we manage in our yield strategy primarily consisting of (i) $36.5 billion related to Atlas leverage and portfolio company activity, (ii) $18.4 billion related to the growth of our retirement services clients, (iii) $15.6 billion of subscriptions mostly related to the corporate credit and corporate fixed income funds we manage and (iv) $4.3 billion of leverage excluding Atlas; partially offsetting these increases were $(4.6) billion of redemptions primarily in the corporate credit funds we manage;
•a $6.4 billion increase related to funds we manage in our hybrid strategy due to $6.3 billion of fundraising primarily across the financial credit instruments and hybrid credit funds we manage; and
•a $12.5 billion increase related to funds we manage in our equity strategy primarily consisting of $13.0 billion of fundraising primarily related to the traditional private equity funds we manage; partially offset by transfer activity.

•Realizations of $(17.3) billion primarily attributable to:
•$(8.8) billion related to funds we manage in our yield strategy;
•$(4.1) billion related to funds we manage in our hybrid strategy, largely driven by distributions from the hybrid credit and illiquid opportunistic funds we manage; and
•$(4.4) billion related to funds we manage in our equity strategy primarily consisting of distributions across the traditional private equity funds we manage.

•Market activity of $11.9 billion primarily attributable to:
•$6.8 billion related to funds we manage in our yield strategy primarily consisting of $7.4 billion related to our retirement services clients and $1.5 billion and $1.0 billion related to the corporate credit and direct origination funds we manage, respectively; partially offset by $(3.6) billion driven by Athora;
•$2.7 billion related to funds we manage in our hybrid strategy related to the hybrid credit funds we manage; and
•$2.4 billion related to funds we manage in our equity strategy related to the traditional private equity funds we manage.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	Three months ended September 30,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(In millions)
Change in Fee-Generating AUM[1]:
Beginning of Period	$382,663	$28,416	$50,704	$461,783	$314,062	$25,123	$41,609	$380,794
Inflows	17,270	1,245	3,118	21,633	26,446	3,089	3,551	33,086
Outflows[2]	(12,431)	(558)	(593)	(13,582)	(11,007)	(1,431)	(154)	(12,592)
Net Flows	4,839	687	2,525	8,051	15,439	1,658	3,397	20,494
Realizations	(882)	(397)	(244)	(1,523)	(317)	(436)	(681)	(1,434)
Market Activity[3]	91	61	(76)	76	(5,245)	(187)	(202)	(5,634)
End of Period	$386,711	$28,767	$52,909	$468,387	$323,939	$26,158	$44,123	$394,220

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

[2] Outflows for Fee-Generating AUM include redemptions of $1.1 billion and $0.7 billion during the three months ended September 30, 2023 and 2022, respectively.
[3] Includes foreign exchange impacts of $(1.9) billion and $(3.9) billion during the three months ended September 30, 2023 and 2022, respectively.

	Nine months ended September 30,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM[1]:
Beginning of Period	$338,821	$26,113	$47,153	$412,087	$307,306	$21,845	$39,950	$369,101
Inflows	78,343	4,207	8,396	90,946	64,799	8,248	6,262	79,309
Outflows[2]	(34,968)	(1,687)	(1,754)	(38,409)	(28,191)	(2,187)	(636)	(31,014)
Net Flows	43,375	2,520	6,642	52,537	36,608	6,061	5,626	48,295
Realizations	(1,614)	(776)	(798)	(3,188)	(993)	(1,327)	(1,101)	(3,421)
Market Activity[3]	6,129	910	(88)	6,951	(18,982)	(421)	(352)	(19,755)
End of Period	$386,711	$28,767	$52,909	$468,387	$323,939	$26,158	$44,123	$394,220

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

[2] Outflows for Fee-Generating AUM include redemptions of $4.7 billion and $1.6 billion during the nine months ended September 30, 2023 and 2022, respectively.
[3] Includes foreign exchange impacts of $(0.8) billion and $(9.6) billion during the nine months ended September 30, 2023 and 2022, respectively.

Three Months Ended September 30, 2023

Total Fee-Generating AUM was $468.4 billion at September 30, 2023, an increase of $6.6 billion, or 1.4%, compared to $461.8 billion at June 30, 2023. The net increase was primarily due to growth of our retirement services AUM, fundraising and market activity primarily in our yield strategy, partially offset by redemptions and leverage. More specifically, the net increase was due to:

•Net flows of $8.1 billion primarily attributable to:
•a $4.8 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $3.1 billion related to the growth of our retirement services clients and (ii) $1.5 billion of subscriptions primarily related to corporate credit funds we manage; partially offset by redemptions primarily related to the corporate credit funds we manage;

•a $0.7 billion increase related to funds we manage in our hybrid strategy primarily driven by deployment and $0.4 billion of subscriptions related to the hybrid credit and hybrid real estate funds we manage; partially offset by $(0.1) billion of redemptions; and
•a $2.5 billion increase related to funds we manage in our equity strategy primarily related to fundraising in our traditional private equity funds.

•Market activity of $0.1 billion primarily attributable to funds we manage in our yield and hybrid strategies; partially offset by funds we manage in our equity strategy.

•Realizations of $(1.5) billion across the yield, hybrid and equity strategies.

Nine Months Ended September 30, 2023

Total Fee-Generating AUM was $468.4 billion at September 30, 2023, an increase of $56.3 billion, or 13.7%, compared to $412.1 billion at December 31, 2022. The net increase was primarily driven by Atlas, growth of our retirement services client assets, deployment and fundraising. More specifically, the net increase was due to:

•Net flows of $52.5 billion primarily attributable to:
•a $43.4 billion increase related to funds we manage in our yield strategy primarily consisting of (i) $20.0 billion related to Atlas, (ii) a $18.4 billion increase in AUM related to the growth of our retirement services clients, (iii) $8.9 billion of subscriptions primarily related to the corporate fixed income and corporate credit funds we manage; partially offset by $(4.4) billion of redemptions mostly related to the corporate credit funds we manage;
•a $2.5 billion increase related to funds we manage in our hybrid strategy primarily due to (i) $1.0 billion of subscriptions primarily related to the hybrid credit funds we manage and deployment; partially offset by $(0.3) billion of redemptions related to hybrid credit funds we manage; and
•a $6.6 billion increase related to funds we manage in our equity strategy primarily related to $6.7 billion of subscriptions largely related to traditional private equity funds we manage.

•Market activity of $7.0 billion primarily attributable to funds we manage in our yield strategy consisting of (i) $7.4 billion related to our retirement services clients and (ii) $1.3 billion related to corporate credit funds we manage; partially offset by (iii) $(3.4) billion related to Athora and (iv) funds in our hybrid strategy consisting of $0.9 billion largely related to the hybrid credit funds we manage.

•Realizations of $(3.2) billion across the yield, hybrid and equity strategies.

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

The following presents gross capital deployment and uncalled commitments (in billions):
As of September 30, 2023 and December 31, 2022, Apollo had $59 billion and $51 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(In millions)				(In millions)
Retirement Services:
Fixed income and other net investment income	$2,235	$1,470	$765	52.0%	$6,399	$3,979	$2,420	60.8%
Alternative net investment income	230	250	(20)	(8.0)	674	884	(210)	(23.8)
Net investment earnings	2,465	1,720	745	43.3	7,073	4,863	2,210	45.4
Strategic capital management fees	19	14	5	35.7	49	39	10	25.6
Cost of funds	(1,384)	(902)	482	53.4	(4,056)	(2,597)	1,459	56.2
Net investment spread	1,100	832	268	32.2	3,066	2,305	761	33.0
Other operating expenses	(121)	(117)	4	3.4	(362)	(335)	27	8.1
Interest and other financing costs	(106)	(73)	33	45.2	(344)	(199)	145	72.9
Spread Related Earnings (SRE)	$873	$642	$231	36.0%	$2,360	$1,771	$589	33.3%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

In this section, references to 2023 refer to the three months ended September 30, 2023 and references to 2022 refer to the three months ended September 30, 2022.

Spread Related Earnings

SRE was $873 million in 2023, an increase of $231 million, or 36%, compared to $642 million in 2022. The increase in SRE was primarily driven by higher net investment earnings, partially offset by higher cost of funds and interest and other financing costs. Net investment earnings increased $745 million, primarily driven by higher floating rate income, higher new money rates, and $15.1 billion of growth in Athene’s average net invested assets, partially offset by slightly less favorable alternative investment performance. The less favorable alternative investment performance compared to 2022 was primarily driven by lower income from real estate funds related to home price appreciation in 2022, lower returns on Athene’s investment in Aqua Finance attributable to the current rate environment and the prior year outperformance of its investment in Foundation Home Loans. These impacts were partially offset by favorable performance from private equity funds and a decrease in share price on its investment in Challenger Life Company Limited (Challenger) in the prior year. Cost of funds increased $482 million, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements, significant growth in each of Athene’s business channels and an unfavorable change in unlocking, partially offset by the $114 million operating gain on the settlement of the VIAC recapture agreement. Unlocking, net of the non-controlling interests, was unfavorable $24 million primarily related to an increase in the income rider utilization assumption increasing projected claims. This impact was partially offset by favorable changes in lapse and income rider restart assumptions as well as higher interest rates and favorable mortality experience lowering future benefit payments. Unlocking, net of the non-controlling interests, in 2022 was favorable $3 million primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting. Interest and other financing costs increased $33 million related to interest expense resulting from higher rates on more short-term repurchase agreements in 2023 as well as interest expense and preferred stock dividends related to Athene’s debt and preferred stock issuances in the fourth quarter of 2022.

Net Investment Spread

	Three months ended September 30,
	2023	2022	Change
Fixed income and other net investment earned rate	4.57%	3.27%	130bps
Alternative net investment earned rate	7.75%	8.26%	(51)bps
Net investment earned rate	4.76%	3.58%	118bps
Strategic capital management fees	0.04%	0.03%	1bp
Cost of funds	(2.67)%	(1.88)%	(79)bps
Net investment spread	2.13%	1.73%	40bps

Net investment spread was 2.13% in 2023, an increase of 40 basis points compared to 1.73% in 2022, driven by a higher net investment earned rate, partially offset by higher cost of funds.

Net investment earned rate was 4.76% in 2023, an increase of 118 basis points compared to 3.58% in 2022, primarily due to higher returns in Athene’s fixed income portfolio, partially offset by slightly less favorable performance in its alternative investment portfolio. Fixed income and other net investment earned rate was 4.57% in 2023, an increase from 3.27% in 2022, primarily driven by higher floating rate income and higher new money rates. Alternative net investment earned rate was 7.75% in 2023, a decrease from 8.26% in 2022, primarily driven by lower income from real estate funds related to home price appreciation in 2022, lower returns on Athene’s investment in Aqua Finance attributable to the current rate environment and the prior year outperformance of its investment in Foundation Home Loans. These impacts were partially offset by favorable performance from private equity funds and a decrease in share price on its investment in Challenger in the prior year.

Cost of funds was 2.67% in 2023, an increase of 79 basis points compared to 1.88% in 2022, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements and an unfavorable change in unlocking, partially offset by the $114 million operating gain on the settlement of the VIAC recapture agreement.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

In this section, references to 2023 refer to the nine months ended September 30, 2023 and references to 2022 refer to the nine months ended September 30, 2022.

Spread Related Earnings

SRE was $2.4 billion in 2023, an increase of $589 million, or 33%, compared to $1.8 billion in 2022. The increase in SRE was primarily driven by higher net investment earnings, partially offset by higher cost of funds and interest and other financing costs. Net investment earnings increased $2.2 billion, primarily driven by higher floating rate income, higher new money rates, and $19.4 billion of growth in Athene’s average net invested assets, partially offset by less favorable alternative investment performance. The less favorable alternative investment performance compared to 2022 was primarily driven by lower income from real estate funds related to home price appreciation in 2022, less favorable performance from Athene’s investment in Athora related to a valuation increase in the prior year and lower returns on its investment in triple net lease funds driven by unfavorable commercial real estate economics in the current year. These impacts were partially offset by favorable performance from Athene’s investment in Redding Ridge attributed to an increase in average NAV and unfavorable economics in the prior year, favorable performance from credit funds related to credit spread tightening in the current year compared to credit spread widening in the prior year and favorable returns on its investment in Wheels Donlen. Cost of funds increased $1.5 billion, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements, significant growth in each of Athene’s business channels and an unfavorable change in unlocking, partially offset by the $114 million operating gain on the settlement of the VIAC recapture agreement. Unlocking, net of the non-controlling interests, was unfavorable $24 million primarily related to an increase in the income rider utilization assumption increasing projected claims. This impact was partially offset by favorable changes in lapse and income rider restart assumptions as well as higher interest rates and favorable mortality experience lowering future benefit payments. Unlocking, net of the non-controlling interests, in 2022 was favorable $3 million primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting. Interest and other financing costs increased $145 million related to interest expense resulting from higher rates on more short-term repurchase agreements in 2023 as well as interest expense and preferred stock dividends related to Athene’s debt and preferred stock issuances in the fourth quarter of 2022.

Net Investment Spread

	Nine Months Ended September 30,
	2023	2022	Change
Fixed income and other net investment earned rate	4.39%	3.03%	136bps
Alternative net investment earned rate	7.46%	10.30%	NM
Net investment earned rate	4.57%	3.47%	110bps
Strategic capital management fees	0.03%	0.03%	0bps
Cost of funds	(2.62)%	(1.85)%	(77)bps
Net investment spread	1.98%	1.65%	33bps

Net investment spread was 1.98% in 2023, an increase of 33 basis points compared to 1.65% in 2022, driven by a higher net investment earned rate, partially offset by higher cost of funds.

Net investment earned rate was 4.57% in 2023, an increase of 110 basis points compared to 3.47% in 2022, primarily due to higher returns in Athene’s fixed income portfolio, partially offset by less favorable performance in its alternative investment portfolio. Fixed income and other net investment earned rate was 4.39% in 2023, an increase from 3.03% in 2022, primarily driven by higher floating rate income and higher new money rates. Alternative net investment earned rate was 7.46% in 2023, a decrease from 10.30% in 2022, primarily driven by lower income from real estate funds related to home price appreciation in 2022, less favorable performance from Athene’s investment in Athora related to a valuation increase in the prior year and lower returns on its investment in triple net lease funds driven by unfavorable commercial real estate economics in the current year. These impacts were partially offset by favorable performance from Athene’s investment in Redding Ridge attributed to an increase in average NAV and unfavorable economics in the prior year, favorable performance from credit funds related to credit spread tightening in the current year compared to credit spread widening in the prior year and favorable returns on its investment in Wheels Donlen.

Cost of funds was 2.62% in 2023, an increase of 77 basis points compared to 1.85% in 2022, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements and an unfavorable change in unlocking, partially offset by the $114 million operating gain on the settlement of the VIAC recapture agreement.

Investment Portfolio

Athene had investments, including related parties and VIEs, of $234.2 billion and $212.1 billion as of September 30, 2023 and December 31, 2022, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming incremental credit risk. Athene has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% to 6% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and VIEs:

	As of September 30, 2023		As of December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value
U.S. government and agencies	$4,260	1.8%	$2,577	1.2%
U.S. state, municipal and political subdivisions	962	0.4%	927	0.4%
Foreign governments	915	0.4%	907	0.4%
Corporate	67,301	28.7%	60,901	28.7%
CLO	18,926	8.1%	16,493	7.8%
ABS	10,807	4.6%	10,527	5.0%
CMBS	5,496	2.4%	4,158	2.0%
RMBS	7,048	3.0%	5,914	2.8%
Total AFS securities, at fair value	115,715	49.4%	102,404	48.3%
Trading securities, at fair value	1,592	0.7%	1,595	0.8%
Equity securities	1,316	0.6%	1,487	0.7%
Mortgage loans, at fair value	37,978	16.2%	27,454	12.9%
Investment funds	124	0.1%	79	—%
Policy loans	336	0.1%	347	0.2%
Funds withheld at interest	25,953	11.1%	32,880	15.5%
Derivative assets	4,571	2.0%	3,309	1.6%
Short-term investments	527	0.2%	2,160	1.0%
Other investments	947	0.4%	773	0.4%
Total investments	189,059	80.8%	172,488	81.4%
Investments in related parties
AFS securities, at fair value
Corporate	1,356	0.6%	982	0.5%
CLO	4,235	1.8%	3,079	1.4%
ABS	8,394	3.6%	5,760	2.7%
Total AFS securities, at fair value	13,985	6.0%	9,821	4.6%
Trading securities, at fair value	871	0.4%	878	0.4%
Equity securities, at fair value	304	0.1%	279	0.1%
Mortgage loans, at fair value	1,234	0.5%	1,302	0.6%
Investment funds	1,604	0.7%	1,569	0.7%
Funds withheld at interest	6,620	2.8%	9,808	4.6%
Short-term investments	949	0.4%	—	—%
Other investments, at fair value	327	0.1%	303	0.2%
Total related party investments	25,894	11.0%	23,960	11.2%
Total investments, including related parties	214,953	91.8%	196,448	92.6%
Investments owned by consolidated VIEs
Trading securities, at fair value	2,133	0.9%	1,063	0.5%
Mortgage loans, at fair value	2,042	0.9%	2,055	1.0%
Investment funds, at fair value	14,989	6.4%	12,480	5.9%
Other investments, at fair value	94	—%	101	—%
Total investments owned by consolidated VIEs	19,258	8.2%	15,699	7.4%
Total investments, including related parties and VIEs	$234,211	100.0%	$212,147	100.0%

The $22.1 billion increase in Athene’s total investments, including related parties and VIEs, as of September 30, 2023 compared to December 31, 2022 was primarily driven by growth from gross organic inflows of $43.6 billion in excess of gross liability outflows of $26.8 billion, the reinvestment of earnings and an increase in VIE investments primarily related to contributions from third-party investors into AAA and the consolidation of additional VIEs. These increases were partially offset by unrealized losses on AFS securities for the nine months ended September 30, 2023 of $1.8 billion as well as unrealized losses within funds withheld and mortgage loan portfolios for the nine months ended September 30, 2023 resulting from an increase in U.S. Treasury rates, partially offset by credit spread tightening.

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs, and ABS. A significant majority of Athene’s AFS portfolio, 96.6% and 95.8% as of September 30, 2023 and December 31, 2022, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

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

While the substantial majority of Athene’s investment portfolio has been allocated to corporate bonds and structured credit products, a key component of Athene’s investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Athene’s investment fund portfolio consists of funds or similar equity structures that employ various strategies including equity, hybrid and yield funds Athene has a strong preference for assets that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that Athene believes have less downside risk.

Athene holds derivatives for economic hedging purposes to reduce its exposure to the cash flow variability of assets and liabilities, equity market risk, interest rate risk, credit risk and foreign exchange risk. Athene’s primary use of derivative instruments relates to providing the income needed to fund the annual index credits on its FIA products. Athene primarily uses fixed indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index.

Net Invested Assets

The following summarizes Athene’s net invested assets:

	As of September 30, 2023		As of December 31, 2022
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$81,735	39.3%	$80,800	41.1%
CLO	20,569	9.9%	19,881	10.1%
Credit	102,304	49.2%	100,681	51.2%
CML	24,793	11.9%	23,750	12.1%
RML	16,129	7.7%	11,147	5.7%
RMBS	7,861	3.8%	7,363	3.7%
CMBS	5,155	2.5%	4,495	2.3%
Real estate	53,938	25.9%	46,755	23.8%
ABS	21,363	10.3%	20,680	10.5%
Alternative investments	11,793	5.7%	12,079	6.1%
State, municipal, political subdivisions and foreign government	2,618	1.2%	2,715	1.4%
Equity securities	1,704	0.8%	1,737	0.9%
Short-term investments	1,076	0.5%	1,930	1.0%
U.S. government and agencies	3,812	1.8%	2,691	1.4%
Other investments	42,366	20.3%	41,832	21.3%
Cash and equivalents	7,497	3.6%	5,481	2.8%
Policy loans and other	1,990	1.0%	1,702	0.9%
Net invested assets	$208,095	100.0%	$196,451	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.

Athene’s net invested assets were $208.1 billion and $196.5 billion as of September 30, 2023 and December 31, 2022, respectively. The increase in net invested assets as of September 30, 2023 from December 31, 2022 was primarily driven by growth from net organic inflows of $30.0 billion in excess of net liability outflows of $23.0 billion, inclusive of the impact related to the sale of 50% of ACRA 2’s economic interests to ADIP II effective July 1, 2023. In connection with the sale, 50% of the inflows attributable to ACRA 2 during the first six months of 2023 were retroactively attributed to ADIP II. Additionally, net invested assets increased due to the reinvestment of earnings as well as a contribution of $1.25 billion related to the net proceeds from AGM’s Mandatory Convertible Preferred Stock offering, partially offset by cash used to pay quarterly dividends.

In managing its business, Athene utilizes net invested assets as presented in the above table. Net invested assets do not correspond to Athene’s total investments, including related parties, on the condensed consolidated statements of financial condition, as discussed previously in “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures”. Net invested assets represent Athene’s investments that directly back its net reserve liabilities and surplus assets. Athene believes this view of its portfolio provides a view of the assets for which it has economic exposure. Athene adjusts the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. Athene also adjusts for VIEs to show the net investment in the funds, which are included in the alternative investments line above as well as adjusting for the allowance for credit losses. Net invested assets include Athene’s proportionate share of ACRA investments, based on its economic ownership, but exclude the proportionate share of investments associated with the non-controlling interests.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(In millions)				(In millions)
Principal Investing:
Realized performance fees	$132	$93	$39	41.9%	$473	$371	$102	27.5%
Realized investment income	5	62	(57)	(91.9)	35	325	(290)	(89.2)
Principal investing compensation	(119)	(90)	29	32.2	(434)	(401)	33	8.2
Other operating expenses	(14)	(15)	(1)	(6.7)	(42)	(38)	4	10.5
Principal Investing Income (PII)	$4	$50	$(46)	(92.0)%	$32	$257	$(225)	(87.5)%
As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

In this section, references to 2023 refer to the three months ended September 30, 2023 and references to 2022 refer to the three months ended September 30, 2022.

PII was $4 million in 2023, a decrease of $46 million, as compared to $50 million in 2022. This decrease was primarily attributable to reduced realized investment income and higher compensation expenses in 2023, offset, in part, by higher realized performance fees. The realized investment income in 2022 was primarily attributable to realized gains from the transfer of the Company’s investment in Redding Ridge to AAA.

Principal investing compensation expense of $119 million in 2023 increased $29 million, as compared to $90 million in 2022. The increase in 2023 was primarily due to an increase in profit sharing expense associated with the corresponding increase in realized performance fees as well as an increase in profit sharing expense associated with the Incentive Pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, included in principal investing compensation are expenses related to the Incentive Pool. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

The increase in realized performance fees of $39 million in 2023 was primarily driven by an increase in realized performance fees generated from Fund IX, partially offset by a decrease in realized performance fees earned from Fund VIII and Fund VII. The increase in realized performance fees in 2023 remained relatively light as equity market volatility continued to delay monetization activity.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

In this section, references to 2023 refer to the nine months ended September 30, 2023 and references to 2022 refer to the nine months ended September 30, 2022.

PII was $32 million in 2023, a decrease of $225 million, as compared to $257 million in 2022. This decrease was primarily attributable to a decrease in realized investment income of $290 million. Realized investment income in 2022 was primarily attributable to realized gains earned on the transfer to Athene of certain of Apollo’s general partner fund co-investments that were subsequently transferred to AAA in the second quarter of 2022 and realized gains from the transfer of the Company’s investment in Redding Ridge to AAA. The increase in realized performance fees of $102 million in 2023 was primarily driven by an increase in realized performance fees generated from Fund IX and Fund VIII, partially offset by decreases in realized performance fees from Fund VII, EPF III, HVF I, and Accord IV. The increase in realized performance fees in 2023 remained relatively light as equity market volatility continued to delay monetization activity. Principal investing compensation expense of $434 million in 2023 increased $33 million, as compared to $401 million in 2022. The increase in 2023 was primarily due to an increase in profit sharing expense associated with the corresponding increase in realized performance fees, partially offset by a decrease in profit sharing expense attributable to the Incentive Pool.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2023, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through September 30, 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations” in the 2022 Annual Report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available.

All amounts are as of September 30, 2023, unless otherwise noted:

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Equity:
Fund X	2023	$19,836	$19,877	$3,144	$—	$3,144	$3,477	$3,477	NM4	NM4
Fund IX	2018	34,948	24,729	19,603	9,578	15,023	25,320	34,898	34%	24%
Fund VIII	2013	8,738	18,377	16,536	22,374	4,892	5,668	28,042	14	10
Fund VII	2008	393	14,677	16,461	34,226	7	59	34,285	33	25
Fund VI	2006	367	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	62	3,742	5,192	12,724	120	—	12,724	61	44
Fund I, II, III, IV & MIA[1]	Various	10	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[2]		$64,354	$98,858	$82,146	$117,438	$23,591	$34,524	$151,962	39	24
EPF IV	2023	3,051	2,988	475	57	421	517	574	NM4	NM4
EPF III	2017	4,070	4,427	4,822	3,573	2,187	2,877	6,450	14	8
Total Equity		$71,475	$106,273	$87,443	$121,068	$26,199	$37,918	$158,986
Hybrid:
AIOF II	2021	$2,626	$2,542	$1,575	$310	$1,427	$1,663	$1,973	20%	15%
AIOF I	2018	411	897	802	1,061	171	216	1,277	23	18
HVF II	2022	4,730	4,592	2,553	96	2,539	2,669	2,765	8	6
HVF I	2019	3,627	3,238	3,691	3,839	1,333	1,657	5,496	23	19
Accord VI3,5	N/A	1,047	1,047	19	—	19	19	19	NM4	NM4
Accord V5	2022	1,280	1,922	2,013	1,326	716	730	2,056	9	6
Accord I, II, III, III B & IV5	Various	—	6,070	4,765	5,137	—	—	5,137	22	17
Accord+	2021	2,996	2,370	4,345	2,373	2,199	2,264	4,637	NM4	NM4
Total Hybrid		$16,717	$22,678	$19,763	$14,142	$8,404	$9,218	$23,360

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
Equity

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of September 30, 2023:

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$7,795	$18,867	29%
Non-Control Distressed	6,583	11,360	71
Total	14,378	30,227	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	67,768	121,735	21
Total	$82,146	$151,962	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI and X are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to September 30, 2023 and such information was deemed not meaningful. All amounts are as of September 30, 2023.

Fund IX1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$4,899	$11,072
Opportunistic Buyouts	13,905	21,471
Distressed[2]	799	2,355
Total	$19,603	$34,898

Fund VIII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,704	$7,032
Opportunistic Buyouts	13,265	20,256
Distressed[2]	567	754
Total	$16,536	$28,042

Fund VII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,539	$4,851
Opportunistic Buyouts	4,338	10,804
Distressed/Other Credit[2]	9,584	18,630
Total	$16,461	$34,285
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

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets:

			Total Returns[1]
	IPO Year[2]	Total AUM	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
		(In millions)
MidCap Financial[3]	N/A	$13,072	5%	4%	16%	15%
AIF	2013	355	8%	—%	20%	(18)%
AFT	2011	367	7%	—%	18%	(18)%
MFIC[4]	2004	2,775	12%	(2)%	32%	(13)%
ADS[5]	N/A	7,355	4%	2%	13%	(3)%
ARI	2009	9,196	(7)%	(17)%	4%	(30)%
ADREF[6]	N/A	6,525	(3)%	(2)%	(6)%	(3)%
ADCF[6]	N/A	1,032	3%	—%	11%	(10)%
Other[7]	N/A	2,298	N/A	N/A	N/A	N/A
Total		$42,975

[1] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

2 An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
[3] MidCap Financial is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 4% and 3% for the three months ended September 30, 2023 and 2022, respectively. The net returns based on NAV were 19% and 12% for the nine months ended September 30, 2023 and 2022, respectively.

4 AUM is presented on a three-month lag, as of June 30, 2023, based upon on the availability of the information.
5 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. AUM is as of June 30, 2023. The returns presented are net returns based on NAV.
6 ADREF and ADCF are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV. Returns presented for the nine months ended September 30, 2022 reflect two quarters of activity as we did not advise these vehicles prior to the second quarter of 2022.

[7] Other includes, among others, AUM of $1.8 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of June 30, 2023. Returns and IPO year are not provided for this AUM.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$660	$(563)	$2,269	$(2,601)
Preferred dividends	22	—	22	—
Net income (loss) attributable to non-controlling interests	(42)	(286)	637	(1,913)
GAAP Net Income (Loss)	$640	$(849)	$2,928	$(4,514)
Income tax provision (benefit)	243	(96)	697	(962)
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$883	$(945)	$3,625	$(5,476)
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	62	55	186	219
Equity-based compensation	57	46	167	139
Transaction-related charges[2]	25	(5)	18	(6)
Merger-related transaction and integration costs[3]	5	14	17	50
(Gains) losses from change in tax receivable agreement liability	—	—	—	14
Net (income) loss attributable to non-controlling interests in consolidated entities	28	277	(687)	1,886
Unrealized performance fees	(91)	66	(244)	109
Unrealized profit sharing expense	55	(19)	191	(16)
HoldCo interest and other financing costs[4]	36	29	77	103
Unrealized principal investment income (loss)	(27)	128	(66)	138
Unrealized net (gains) losses from investment activities and other	30	24	50	(133)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	663	1,853	829	7,330
Non-operating change in insurance liabilities and related derivatives[5]	(431)	(518)	(600)	(1,457)
Integration, restructuring and other non-operating expenses	41	37	98	104
Equity-based compensation expense	13	15	42	40
Segment Income	1,349	1,057	3,703	3,044
HoldCo interest and other financing costs[4]	(36)	(29)	(77)	(103)
Taxes and related payables	(268)	(178)	(726)	(598)
Adjusted Net Income	$1,045	$850	$2,900	$2,343

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
[5] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	As of September 30, 2023	As of December 31, 2022
Total GAAP Common Stock Outstanding	567,565,120	570,276,188
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	15,999,683	—
Vested RSUs	12,502,457	15,656,775
Unvested RSUs Eligible for Dividend Equivalents	15,681,753	12,827,921
Adjusted Net Income Shares Outstanding	611,749,013	598,760,884

[1] Reflects the number of shares of underlying common stock assumed to be issuable upon conversion of the Mandatory Convertible Preferred Stock during each period.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	As of September 30, 2023	As of December 31, 2022
Total investments, including related parties	$214,953	$196,448
Derivative assets	(4,571)	(3,309)
Cash and cash equivalents (including restricted cash)	11,214	8,407
Accrued investment income	1,792	1,328
Net receivable (payable) for collateral on derivatives	(2,485)	(1,486)
Reinsurance funds withheld and modified coinsurance	882	1,423
VIE assets, liabilities and noncontrolling interest	14,340	12,747
Unrealized (gains) losses	25,078	22,284
Ceded policy loans	(174)	(179)
Net investment receivables (payables)	(375)	186
Allowance for credit losses	592	471
Other investments	(37)	(10)
Total adjustments to arrive at gross invested assets	46,256	41,862
Gross invested assets	261,209	238,310
ACRA noncontrolling interests	(53,114)	(41,859)
Net invested assets	$208,095	$196,451

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

AGM is a holding company whose primary source of cash flow is distributions from its subsidiaries, which are expected to be sufficient to fund cash flow requirements based on current estimates of future obligations. AGM’s primary liquidity needs include the cash-flow requirements relating to its corporate activities, including its day-to-day operations, common stock and preferred stock dividend payments and strategic transactions, such as acquisitions.

At September 30, 2023, the Company had $12.3 billion of unrestricted cash and cash equivalents, as well as $4.9 billion of available funds from the 2022 AMH credit facility, AHL credit facility, and AHL liquidity facility.

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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(In millions)	2023	2022
Operating Activities	$4,258	$2,324
Investing Activities	(27,719)	(12,171)
Financing Activities	26,758	21,013
Effect of exchange rate changes on cash and cash equivalents	2	(18)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$3,299	$11,148

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

	For the Nine Months Ended September 30,
(In millions)	2023	2022
Net cash provided by the Company's operating activities	$5,080	$6,923
Net cash used in the Consolidated Funds and VIEs operating activities	(822)	(4,599)
Net cash provided by operating activities	4,258	2,324
Net cash used in the Company's investing activities	(26,294)	(10,491)
Net cash used in the Consolidated Funds and VIEs investing activities	(1,425)	(1,680)
Net cash used in investing activities	(27,719)	(12,171)
Net cash provided by the Company's financing activities	25,963	14,740
Net cash provided by the Consolidated Funds and VIEs financing activities	795	6,273
Net cash provided by financing activities	$26,758	$21,013

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

•During the nine months ended September 30, 2023, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, cash received from pension group annuity premiums, net of outflows, and net investment income, partially offset by cash paid for policy acquisition and other operating expenses. Net cash provided by operating activities includes net cash used in our consolidated funds and VIEs, which primarily includes net proceeds from the sale of VIEs’ investments, offset by purchases of VIEs’ investments.

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

•During the nine months ended September 30, 2023, cash used in investing activities primarily reflects the purchase of investments due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by the sales, maturities and repayments of investments.

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

•During the nine months ended September 30, 2023, cash provided by financing activities primarily reflects cash received from the strong organic inflows from retail, flow reinsurance and funding agreements, net of outflows, net capital contributions from non-controlling interests, a favorable change in cash collateral posted for derivative transactions related to the favorable equity market performance in the current year, issuances of the 2053 Subordinated Notes and Mandatory Convertible Preferred Stock, partially offset by the redemption of the AAM Preferred Stock, the payment of stock dividends, and distribution to redeemable non-controlling interest. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt, offset by payments for borrowings under repurchase agreements.

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

Dividends and Distributions

For information regarding the quarterly dividends and distributions that were made to common stockholders and non-controlling interest holders in the Apollo Operating Group and participating securities, see note 15 to the condensed consolidated financial statements. Although the Company currently expects to pay dividends, we may not pay dividends if, among other things, we do not have the cash necessary to pay the dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our dividends are at the sole discretion of the AGM board of directors.

Because AGM is a holding company, the primary source of funds for AGM’s dividends is distributions from its operating subsidiaries, AAM and AHL, which are expected to be adequate to fund AGM’s dividends and other cash flow requirements based on current estimates of future obligations. The ability of these operating subsidiaries to make distributions to AGM will depend on satisfying applicable law with respect to such distributions, including surplus and minimum solvency requirements among others, as well as making prior distributions on AHL outstanding preferred stock. Moreover, the ability of AAM and AHL to receive distributions from their own respective subsidiaries will continue to depend on applicable law with respect to such distributions.

On November 1, 2023, AGM declared a cash dividend of $0.43 per share of its common stock, which will be paid on November 30, 2023 to holders of record at the close of business on November 17, 2023.

On November 1, 2023, the Company also declared and set aside a cash dividend of $0.8438 per share of its 6.75% Mandatory Convertible Preferred Stock, which will be paid on January 31, 2024 to holders of record at the close of business on January 15, 2024.

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

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock. See note 15 to the condensed consolidated financial statements for further details.

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

At September 30, 2023, the asset management business had $2.4 billion of unrestricted cash and cash equivalents, as well as $1.0 billion of available funds from the 2022 AMH credit facility.

Future Debt Obligations

The asset management business had long-term debt of $3.4 billion at September 30, 2023, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048, 2050 and 2053. See note 13 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

As of September 30, 2023, the outstanding AOG Unit Payment amount was $219 million, payable in equal quarterly installments through December 31, 2024. See note 17 for more information.

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

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of September 30, 2023.

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

Fund Escrow

As of September 30, 2023, the remaining investments and escrow cash of Fund VIII and Fund VII were valued at 106% and 112% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, the funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per each fund’s respective partnership agreement.

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

Athene’s investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, short-term investments and unaffiliated preferred stock, all of which generally have liquid markets with a large number of buyers. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services business does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. On June 30, 2023, Athene entered into a new AHL credit facility and AHL liquidity facility, which replaced its previous agreements. Athene has access to liquidity through the AHL credit facility with a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total, the AHL liquidity facility with a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total, and $2.0 billion of committed repurchase facilities. Both the AHL credit facility and AHL liquidity facility were undrawn as of September 30, 2023. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and market value adjustments (“MVA”), which are intended to protect it from early withdrawals. As of September 30, 2023 and December 31, 2022, approximately 78% and 76%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2023 and December 31, 2022, approximately 63% and 60%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of September 30, 2023, approximately 27% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 57% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of September 30, 2023 and December 31, 2022, respectively, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2023 and December 31, 2022, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $6.7 billion and $3.7 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2023, the total maximum borrowing capacity under the FHLB facilities was limited to $42.1 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of September 30, 2023 Athene had the ability to draw up to an estimated $7.6 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of September 30, 2023 and December 31, 2022, the payables for repurchase agreements were $4.5 billion and $4.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $4.7 billion and $5.0 billion, respectively. As of September 30, 2023, payables for repurchase agreements were comprised of $1.6 billion of short-term and $2.9 billion of long-term repurchase agreements. As of December 31, 2022, payables for repurchase agreements were comprised of $1.9 billion of short-term and $2.9 billion of long-term repurchase agreements.

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

Other Sources of Funding

Athene may seek to secure additional funding at the AHL level by means other than dividends from subsidiaries, such as by drawing on the undrawn $1.25 billion AHL credit facility, drawing on the undrawn $2.6 billion AHL liquidity facility or by pursuing future issuances of debt or preference shares to third-party investors. The AHL credit facility contains various standard covenants with which Athene must comply, including maintaining a consolidated debt-to-capitalization ratio of not greater than 35%, maintaining a minimum consolidated net worth of no less than $14.8 billion and restrictions on the ability to incur liens, with certain exceptions. Rates and terms are as defined in the AHL credit facility. The AHL liquidity facility also contains various standard covenants with which Athene must comply, including maintaining an ALRe minimum consolidated net worth of no less than $8.8 billion and restrictions on the ability to incur liens, with certain exceptions. Rates and terms are as defined in the AHL liquidity facility.

Future Debt Obligations

Athene had long-term debt of $3.6 billion as of September 30, 2023, which includes notes with maturities in 2028, 2030, 2031, 2033, 2051 and 2052. See note 13 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

Capital

Athene believes it has a strong capital position and is well positioned to meet policyholder and other obligations. Athene measures capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC risked-based capital (“RBC”) and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy. As of December 31, 2022, Athene’s U.S. RBC ratio was 387%, its Bermuda RBC ratio was 407% and its consolidated RBC ratio was 416%. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk.

ACRA

ACRA 1 provides Athene with access to on-demand capital to support its growth strategies and capital deployment opportunities. ACRA 1 provides a capital source to fund both Athene’s inorganic and organic channels.

Similar to ACRA 1, ACRA 2 was funded in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II. ALRe holds all of ACRA 2’s voting interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interest in ACRA 2.

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

The increase (decrease) to future policy benefit reserves from hypothetical changes in discount rates is summarized as follows:

(In millions)	September 30, 2023
+100 bps discount rate	$(2,787)
–100 bps discount rate	3,220

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

The increase (decrease) to the net market risk benefit balance from hypothetical changes in the discount rate is summarized as follows:

(In millions)	September 30, 2023
+100 bps discount rate	$(599)
–100 bps discount rate	745

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

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of September 30, 2023:

	2023	2024 - 2025	2026 - 2027	2028 and Thereafter	Total
	(In millions)
Asset Management
Operating lease obligations[1]	$16	$153	$148	$546	$863
Other long-term obligations[2]	13	17	—	—	30
2022 AMH credit facility[3]	—	2	1	—	3
Debt obligations[3]	42	830	754	4,304	5,930
AOG Unit payment [4]	44	175	—	—	219
	115	1,177	903	4,850	7,045
Retirement Services
Interest sensitive contract liabilities	4,690	43,511	36,729	104,135	189,065
Future policy benefits	672	4,941	4,934	36,125	46,672
Market risk benefits	—	—	—	6,671	6,671
Other policy claims and benefits	123	—	—	—	123
Dividends payable to policyholders	2	14	14	65	95
Debt[3]	34	306	306	4,592	5,238
Securities to repurchase[5]	1,716	1,404	1,946	—	5,066
	7,237	50,176	43,929	151,588	252,930
Obligations	$7,352	$51,353	$44,832	$156,438	$259,975

[1] Operating lease obligations excludes $219 million of other operating expenses associated with operating leases.
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

[5] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the September 30, 2023 interest rate.

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

Supplemental Guarantor Financial Information

The 2053 Subordinated Notes issued by AGM are guaranteed on a junior, unsecured basis by AAM, together with certain Apollo intermediary holding companies (collectively, the “Guarantors”). The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest on a subordinated, unsecured basis. See note 13 of the condensed consolidated financial statements for further discussion on this debt obligation.

AGM, as issuer, and the Guarantors are holding companies. The primary sources of cash flow are dependent upon distributions from their respective subsidiaries to meet their future obligations under the notes and the guarantees, respectively. The 2053 Subordinated Notes are not guaranteed by any fee generating businesses, Apollo-managed funds, or Athene and its direct and indirect subsidiaries. Holders of the guaranteed registered debt securities will have a direct claim only against AGM as issuer.

The following tables present summarized financial information of AGM, as the issuer of the debt securities, and the Guarantors on a combined basis after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary. As used herein, “obligor group” means AGM, as the issuer of the debt securities, and the Guarantors on a combined basis. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the obligor group and is not intended to present the financial position or results of operations of the obligor group in accordance with generally accepted accounting principles as such principles are in effect in the United States.

(In millions)	As of September 30, 2023	As of December 31, 2022
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$2,351	$1,911
Noncurrent assets	7,918	6,828
Due from related parties, excluding non-guarantor subsidiaries	414	499
Current liabilities, less payables to non-guarantor subsidiaries	785	533
Noncurrent liabilities	6,160	5,220
Due to related parties, excluding non-guarantor subsidiaries	185	123
Redeemable preferred stock	—	554
Noncontrolling interests	10	6

Nine months ended September 30,
(In millions)	2023
Summarized Statements of Operations
Revenues	$2,739
Net income	937
Net income attributable to obligor group	863

The following are transactions of the obligor group with non-guarantor subsidiaries.

Nine months ended September 30,
(In millions)	2023
Due from non-guarantor subsidiaries	$134
Due to non-guarantor subsidiaries	358
Intercompany revenue	695

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

Sensitivities

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of September 30, 2023, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $2.7 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2022, Athene estimates a net decrease to its point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $2.1 billion, net of offsets. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments as of September 30, 2023, when compared to December 31, 2022, includes the impact from the recent assumption unlock that impacts the FIA embedded derivative. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $45 – $55 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions.

With the implementation of LDTI in accounting for long-duration insurance and investment contracts, changes in the fair value of market risk benefits due to current period movement in the interest rate curve used to discount the reserve are reflected in net income (loss) but excluded from spread related earnings. However, changes in interest rates that impact the cost of the projected GLWB and GMDB rider benefits, included within Athene’s market risk benefit reserve, are reflected within cost of funds in spread related earnings over the life of the business.

Assuming a parallel increase in interest rates of 25 basis points, the estimated impact to spread related earnings over a 12-month period related to market risk benefits would be an increase of approximately $20 – $40 million, and a parallel decrease in interest rates of 25 basis points would generally result in a similar decrease. This is calculated without regard to future changes to assumptions.

Athene is unable to make forward-looking estimates regarding the impact on net income (loss) or spread related earnings of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes” in its reconciliation between net income (loss) available to AHL common shareholder and spread related earnings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to AGM common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of September 30, 2023, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

Athene assesses public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of September 30, 2023, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $477 million. As of December 31, 2022, Athene estimates that a decline in public equity market prices of 10% would cause a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $312 million. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments as of September 30, 2023, when compared to December 31, 2022, is primarily driven by equity market performance during the year, which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

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

ITEM 1A.    RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2022 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. The risks described in our 2022 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in our 2022 Annual Report, except for the following:

Our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure is also subject to ongoing future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

The tax treatment of our structure and transactions undertaken by us depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal, state, local and non-U.S. income tax law for which no clear precedent or authority may be available. In addition, U.S. federal, state, local and non-U.S. income tax rules are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Department of the Treasury, and non-U.S. legislative and regulatory bodies, which frequently results in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. It is possible that future legislation increases the U.S. federal income tax rates applicable to corporations, limits further the deductibility of interest, subjects carried interest to more onerous taxation or effects other changes that could have a material adverse effect on our business, results of operations and financial condition.

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

Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to us and the funds we manage is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.

In addition, we or certain portfolio companies of the funds we manage are currently (or have been recently) under tax audit in various jurisdictions, including the U.S., India, and the UK, and these jurisdictions or any others where we conduct business may assess additional tax against us. While we believe our tax positions, determinations, and calculations are reasonable, the final determination of tax upon resolution of any audits could be materially different from our historical tax provisions and accruals. Should additional material taxes be assessed as a result of an audit, assessment, or litigation, there could be an adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.

The U.S. Congress, the Organisation for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions where we and our affiliates invest or conduct business have continued to recommend and implement changes related to the taxation of multinational companies. The OECD, which represents a coalition of Member countries, has proposed and driven the implementation by its Member countries of changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the BEPS measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements, are relevant to some of the fund structures and could have an adverse tax impact on the funds we manage, investors and/or the portfolio companies of the funds we manage. OECD Member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted vary among participating Member countries, significant uncertainty remains regarding the full impact of the BEPS project for our business. Uncertainty remains around (among other matters) access to tax treaties for some of the investments’ holding platforms, which could create situations of double taxation and adversely impact the investment returns of the funds we manage.

In addition, the OECD is continuing to work on a two pillar initiative, “BEPS 2.0,” which is aimed at (1) shifting taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) ensuring all companies pay a global minimum tax (“Pillar Two”). Pillar One will, broadly, re-allocate taxing rights over 25% of the residual profits of multinational enterprises (“MNEs”) with global turnover in excess of 20 billion euros (excluding extractives and regulated financial services) to the jurisdictions where the customers and users of those MNEs are located. Pillar Two will, broadly, consist of two interlocking domestic rules (together the Global Anti-Base Erosion Rules (the “GloBE Rules”)): (i) an Income Inclusion Rule (“IIR”), which imposes top-up tax on a parent entity in respect of the low-taxed income of a constituent entity; and (ii) an Undertaxed Payment Rule (“UTPR”), which denies deductions or requires an equivalent adjustment to the extent the low-taxed income of a constituent entity is not subject to tax under an IIR. There will also be a treaty-based Subject To Tax Rule that allows source jurisdictions to impose limited source taxation on certain related party payments subject to tax below a minimum rate.

For countries other than the U.S., the OECD recommended model GloBE Rules for Pillar Two in late 2021. The OECD also released further guidance on the model GloBE Rules during 2022 and has continued to release guidance on a rolling basis throughout 2023. This includes the release in early February 2023 of technical guidance which comments in particular on the interaction between the model GloBE Rules and current U.S. tax law, and the release in July 2023 of further administrative guidance which contains details of how to calculate tax for the purposes of Pillar Two. It was indicated by the OECD in May 2022 that the Two-Pillar Solution will not come into force until 2024 at the earliest.

Several aspects of the model GloBE Rules, including whether some or all of our activities may fall within the scope of the exclusions therefrom, currently remain unclear or uncertain notwithstanding existing commentary and draft legislation. The UK enacted legislation in July 2023 implementing the IIR via a “multinational top-up tax” (“MTT”) (alongside a UK domestic top-up tax). This MTT will apply to MNEs for accounting periods beginning on or after December 31, 2023. On September 27, 2023, the UK published proposed amendments to the previously enacted MTT legislation, which also introduced new provisions relating to the UK’s implementation of a UTPR rule for accounting periods beginning on or after December 31, 2024.

It is likely that other countries or jurisdictions will implement the recommended model GloBE Rules (including either or both of the IIR or UTPR) as drafted, in a modified form, although some countries may not introduce such changes. Bermuda in particular has proposed the introduction of a new corporate income tax regime, in response to the Pillar Two initiative. See —Our Bermuda subsidiaries are subject to the risk that Bermuda tax laws may change and that they may become subject to new Bermuda taxes following the expiration of a current exemption after 2035 below. The implications of this proposal for our Bermuda subsidiaries remain uncertain, both at a domestic level in Bermuda and in terms of how any such Bermuda corporate income tax regime (once it comes into effect) might interact with the UK MTT and UTPR legislation or other Pillar Two implementing legislation in relevant jurisdictions. The proposed Bermuda corporate income tax regime is not expected to come into effect until January 1, 2025, at the earliest, which means that there is (on current proposed timings) a period of at least one year in which the UK MTT is expected to apply to our Bermuda subsidiaries before any changes are effected in Bermuda. Based on the current status of the proposals in Bermuda, it is also not certain how any new Bermuda corporate income tax regime (once it comes into effect) would interact with UK or other Pillar Two legislation which may be applicable to our Bermuda subsidiaries.

The timing, scope and implementation of any of the potential Pillar Two provisions into the domestic law of relevant countries remains subject to significant uncertainty, and the content of existing and future OECD guidance (and its consistency with current international tax principles or with implementing legislation of relevant countries) also remains uncertain. Depending on how the model GloBE Rules are implemented or clarified by additional commentary or guidance in the future, they may result in material additional tax being payable by our business and the businesses of the companies in which we invest. The ultimate implementation of the BEPS project may also increase the complexity and the burden and costs of compliance and advice relating to our ability to efficiently fund, hold and realize investments, and could necessitate or increase the probability of some restructuring of our group or business operations. The implementation of the BEPS project may also lead to additional complexity in evaluating the tax implications of ongoing investments and restructuring transactions within our business.

Our Bermuda subsidiaries are subject to the risk that Bermuda tax laws may change and that they may become subject to new Bermuda taxes following the expiration of a current exemption after 2035.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has issued Tax Assurance Certificates to certain of our Bermuda subsidiaries assuring such entities that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to such subsidiaries or any of their operations, shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by our subsidiaries in respect of real property owned or leased by our subsidiaries in Bermuda.

In response to the OECD Pillar Two initiative, on August 8, 2023, the Bermuda Ministry of Finance published its first Public Consultation announcing the proposed implementation of a new corporate income tax regime. A Second Public Consultation was published on October 5, 2023. The Bermuda corporate income tax legislation is proposed to be effective for tax years beginning on or after January 1, 2025. The Bermuda Government, as part of its implementation of a Bermuda corporate income tax, announced in its Second Public Consultation that any new Bermuda corporate income tax regime would supersede existing Tax Assurance Certificates held by entities within the scope of the new Bermuda corporate income tax.

Given the announcement by the Bermuda Minister of Finance with respect to the potential enactment of a Bermuda corporate income tax, we cannot assure you that our subsidiaries will not be subject to any Bermuda tax for tax years beginning on or after January 1, 2025.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sale of Equity Securities

On August 16, 2023, the Company issued 48,774 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 3,719 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended September 30, 2023.

Period	Total number of shares of common stock purchased[1]	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[3]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
July 1, 2023 through July 31, 2023
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Total	—	$—	—	$1,015,706,559

August 1, 2023 through August 31, 2023
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	259,245		259,245
Total	259,245	$86.11	259,245	$993,383,929
September 1, 2023 through September 30, 2023
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Total	—	$—	—	$993,383,929
Total
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	259,245		259,245
Total	259,245		259,245

[1] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the three months ended September 30, 2023, we did not repurchase any shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of AGM adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3
Certificate of Designations of 6.75% Series A Mandatory Convertible Preferred Stock of Apollo Global Management, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 11, 2023 (File No. 001-41197)).

3.4	Amended and Restated Bylaws of Apollo Global Management, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K12B filed on January 3, 2022 (File No. 001-41197)).

4.1
Form of 6.75% Series A Mandatory Convertible Preferred Stock Certificate (included in Exhibit 3.1 to the Registrant’s Form 8-K filed on August 11, 2023 (File No. 001-41197), which is incorporated by reference).

4.2
Indenture, dated as of August 23, 2023, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 23, 2023 (File No. 001-41197)).

4.3
Form of 7.625% Fixed-Rate Resettable Junior Subordinated Notes due 2053 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on August 23, 2023 (File No. 001-41197), which is incorporated by reference).

4.4	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*22.1	List of Subsidiary Guarantors.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Apollo Global Management, Inc.
(Registrant)

Date: November 7, 2023	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)