Form 10-K
period 2023-12-31
Apollo Global Management, Inc.
filed 2024-02-27
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023 OR

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

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2023 was approximately $30,663,494,049.

As of February 23, 2024, there were 568,161,277 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described therein.

Forward-Looking Statements
This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to inflation, interest rate fluctuations and market conditions generally, the impact of energy market dislocation, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, the accuracy of management’s assumptions and estimates, our dependence on certain key personnel, our use of leverage to finance our businesses and investments by the funds we manage, Athene’s ability to maintain or improve financial strength ratings, the impact of Athene’s reinsurers failing to meet their assumed obligations, Athene’s ability to manage its business in a highly regulated industry, changes in our regulatory environment and tax status, and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Item 1A. Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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
•Climate change-related risks and regulatory and other efforts to address climate change;
•The variability in our revenues, earnings and cash flow;
•Our ability to expand into new investment strategies, markets and businesses;
•Our business initiatives to increase the number and type of products offered to individual investors;
•Our operations in highly competitive industries;
•Our dependence on certain key personnel;
•Harm caused by misconduct by our current and former employees, directors, or others affiliated with us;
•Our reliance on technology and information systems;
•Our dependence on management’s assumptions and estimates;
•Investments by us and the funds we manage in illiquid assets;
•Reliance by us and the funds we manage on the financing markets;
•Our reliance on our asset management business;
•Our dependence on our retirement services business;
•Our ability to deal appropriately with conflicts of interest;
•Our ability to comply with the extensive regulation of our businesses;
•Increased regulatory focus on our businesses or legislative or regulatory changes;
•Our exposure to third-party litigation;
•The tax treatment of our structure, which is complex and subject to change;
•The impact of the number of new minimum tax regimes and their implementation; and
•We may be subject to U.S. federal income tax in amounts greater than expected.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AADE	Athene Annuity & Life Assurance Company
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles
Accord VI	Apollo Accord Fund VI, L.P., together with its parallel funds and alternative investment vehicles
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP II	Apollo/Athene Dedicated Investment Program II, L.P., a fund managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
Adjusted Net Income Shares Outstanding, or ANI Shares Outstanding	Consists of total shares of common stock outstanding, RSUs that participate in dividends, and shares of common stock assumed to be issuable upon the conversion of the shares of Mandatory Convertible Preferred Stock
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC
AFS	Available-for-sale
AFT	Apollo Senior Floating Rate Fund, Inc.
AIF	Apollo Tactical Income Fund, Inc.

AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
APSG I	Apollo Strategic Growth Capital
APSG II	Apollo Strategic Growth Capital II
ARI	Apollo Commercial Real Estate Finance, Inc.
Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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

Athene	Athene Holding Ltd. (“Athene Holding” or “AHL”, together with its subsidiaries, “Athene”), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary ISG, provides asset management and advisory services.
Athora	Athora Holding, Ltd. (“Athora Holding”, together with its subsidiaries, “Athora”), a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). Apollo, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.
Atlas	An equity investment of AAA and refers to certain subsidiaries of Atlas Securitized Products Holdings LP
AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
AUSA	Athene USA Corporation
Bermuda RBC	The risk-based capital ratio of Athene’s non-U.S. reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (1) exclude U.S. subsidiaries which are included within Athene’s U.S. RBC Ratio and (2) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
BMA	Bermuda Monetary Authority
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

CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned AOG units.
Consolidated RBC	The consolidated risk-based capital ratio of Athene’s non-U.S. reinsurance and U.S. insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to Athene's fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the non-controlling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. Athene includes the costs related to business added through assumed reinsurance transactions but excludes the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Credit Strategies	Apollo Credit Strategies Master Fund Ltd., together with its feeder funds
CS	Credit Suisse AG
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
DSI	Deferred sales inducement
EPF Funds	Apollo European Principal Finance Fund, L.P., Apollo European Principal Finance Fund II (Dollar A), L.P., EPF III, and EPF IV, together with their parallel funds and alternative investment vehicles
EPF III	Apollo European Principal Finance Fund III (Dollar A), L.P., together with its parallel funds and alternative investment vehicles

EPF IV	Apollo European Principal Finance Fund IV (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FABR	Funding agreement backed repurchase agreement
FCI Funds	Financial Credit Investment I, L.P., Financial Credit Investment II, L.P., together with its feeder funds, Financial Credit Investment Fund III L.P., Financial Credit Investment IV, L.P., together with its feeder funds, and Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA, invests alongside Athene in certain investments
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
Fee Related Earnings, or FRE
Component of Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) capital solutions and other related fees, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments, excluding performance fees from Athene and performance fees from origination platforms dependent on capital appreciation, and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.

FRE Margin	Calculated as Fee Related Earnings divided by fee-related revenues (which includes management fees, capital solutions fees and other, net, and fee-related performance fees).
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Former Managing Partners	Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or AP Professional Holdings, L.P. includes certain related parties of such individuals
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2023 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.

Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on December 31, 2023 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
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

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap Financial	MidCap FinCo Designated Activity Company
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the investments supporting assumed funds withheld and modco agreements and excludes the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the non-controlling interests.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the non-controlling interests, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.

Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	Represent Athene's policyholder liability obligations net of reinsurance and used to analyze the costs of its liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the non-controlling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
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
(iii) unused credit facilities;
(iv) available commitments on those funds that generate management fees on invested capital;
(v) structured portfolio company investments that do not generate monitoring fees; and
(vi) the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.
NYC UBT	New York City Unincorporated Business Tax
NYSE	New York Stock Exchange
Other operating expenses within the Principal Investing segment	Expenses incurred in the normal course of business and includes allocations of non-compensation expenses related to managing the business.
Other operating expenses within the Retirement Services segment	Expenses incurred in the normal course of business inclusive of compensation and non-compensation expenses, excluding the operating expenses associated with the non-controlling interests.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements.
PCD	Purchased Credit Deteriorated Investments
Performance allocations, Performance fees, Performance revenues, Incentive fees and Incentive income	The interests granted to Apollo by a fund managed by Apollo that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments.

Performance Fee-Eligible AUM	AUM that may eventually produce performance fees. All funds for which we are entitled to receive a performance fee allocation or incentive fee are included in Performance Fee-Eligible AUM, which consists of the following:
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

Our Businesses

Asset Management

Our Asset Management segment focuses on three investing strategies: yield, hybrid and equity. These strategies reflect the range of investment capabilities across our platform based on relative risk and return. As an asset manager, we earn fees for providing investment management services and expertise to our client base. The amount of fees charged for managing these assets depends on the underlying investment strategy, liquidity profile, and, ultimately our ability to generate returns for our clients. We also earn capital solutions fees as part of our growing capital solutions business and as part of monitoring and deployment activity alongside our sizable private equity franchise. After expenses, we call the resulting earning stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the Asset Management segment. As of December 31, 2023, we had total AUM of $650.8 billion.

Our Asset Management segment had a team of 2,903 employees as of December 31, 2023, with offices throughout the world. This team possesses a broad range of transaction, financial, managerial and investment skills. We operate our asset management business in a highly integrated manner, which we believe distinguishes us from other alternative asset managers. Our investment teams frequently collaborate across disciplines and we believe that this collaboration enables our clients to more successfully invest across a company’s capital structure. Our objective is to achieve superior long-term risk-adjusted returns for our clients. The majority of the investment funds we manage are designed to invest capital over a period of several years from inception, thereby allowing us to seek to generate attractive long-term returns throughout economic cycles. We have a contrarian, value-oriented investment approach, emphasizing downside protection, and the preservation of capital. We believe our contrarian investment approach is reflected in a number of ways, including:

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

Yield

Yield is our largest asset management strategy with $480.5 billion of AUM as of December 31, 2023. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our affiliated origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 6% gross Return on Equity (“ROE”) and 5% net ROE annualized through December 31, 2023. The investment portfolios of the yield-oriented funds Apollo manages include several asset classes, as described below:

•Corporate Fixed Income ($116.4 billion of AUM), which generally includes investment grade corporate bonds, emerging markets investments and investment grade private placement investments;

•Corporate Credit ($87.1 billion of AUM), which includes performing credit investments, including income-oriented, senior loan and bond investments involving issuers primarily domiciled in the U.S. and in Europe as well as investment grade asset-backed securities;

•Structured Credit ($95.7 billion of AUM), which includes corporate structured and asset-backed securities as well as consumer and residential real estate credit investments;

•Real Estate Debt ($44.6 billion of AUM), including debt investments across a broad spectrum of property types and at various points within a property’s capital structure, including first mortgage and mezzanine financing and preferred equity; and

•Direct Origination ($41.4 billion of AUM), which includes originations (both directly with sponsors and through banks) and investments in loans primarily related to middle market lending and aviation finance.

Hybrid

Our hybrid strategy, with $62.5 billion of AUM as of December 31, 2023, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and a 7% net ROE annualized and the hybrid value funds we manage have generated a 20% gross IRR and a 15% net IRR from inception through December 31, 2023. The investing strategies and asset classes within our hybrid strategy are described below:

•Accord and Credit Strategies ($11.7 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that invest opportunistically in both the primary and secondary markets in order to seek to capitalize on both near- and longer-term relative value across market cycles. The investment portfolios of these funds include credit investments in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities, including senior loans (secured and unsecured), large corporate investment grade loan origination and structured capital solutions, high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments.

•Hybrid Value ($10.4 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on providing companies with, among other things, rescue financing or customized capital solutions, including senior secured and unsecured debt or preferred equity securities, often with equity-linked or equity-like upside, as well as structured equity investments.

•Infrastructure Equity ($6.2 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on investing in a broad range of infrastructure assets, including communications, midstream energy, power and renewables, and transportation related assets.

•Hybrid Real Estate ($6.0 billion of AUM), which includes our real estate income focused strategies, including core, core plus and net lease investments. Our hybrid real estate strategy consists of public and private funds that focus on investing in substantially stabilized commercial real estate properties across property types and geographies, both in the United States and in Europe.

Equity

Our equity strategy represents $107.9 billion of AUM as of December 31, 2023. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target returns above 15% in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2023. Our equity strategy focuses on several investing strategies as described below:

•Flagship Private Equity ($76.7 billion of AUM), which refers to our investment strategy focused on creating investment opportunities with attractive risk-adjusted returns across industries and geographies and throughout market cycles, utilizing our value-oriented investment approach. Through this strategy, we seek to build portfolios of investments that are created at meaningful discounts to comparable market multiples of adjusted cash flow, thereby resulting in what we believe are portfolios focused on capital preservation. The transactions in this strategy include opportunistic buyouts, corporate carveouts and distressed investments. After their acquisition by an Apollo-managed fund, Apollo works with the portfolio companies of the funds it manages to seek to accelerate growth and execute a value creation strategy.

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

•European Principal Finance (“EPF”) ($8.1 billion of AUM), which refers to our investment strategy focused on European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Certain of the European Principal Finance vehicles we manage also own captive pan-European financial institutions, loan servicing and property management platforms that perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties.

•Real Estate Equity ($5.9 billion of AUM), which refers to our value add and opportunistic investment strategies that target investments in real estate and real estate-related assets, portfolios and platforms located across various real estate asset classes in regionally focused private funds in both the United States and Asia.

Perpetual Capital

Included within our investing strategies above is $378.3 billion of perpetual capital, out of the $650.8 billion of AUM as of December 31, 2023. As of December 31, 2023, perpetual capital includes, without limitation, certain assets in our yield strategy, including assets relating to publicly traded and non-traded vehicles, certain origination platform assets and assets managed for certain of our retirement services clients. Perpetual capital assets may be withdrawn under certain circumstances and utilize a range of investment strategies, including those described previously.

Athene

Apollo’s asset management business, through its consolidated subsidiary, ISG, provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. See “Item 1. Business—Our Businesses—Retirement Services” for further details regarding Athene’s retirement services business. As of

December 31, 2023, Apollo managed or advised $278.3 billion of AUM, of which $277.5 billion was Fee-Generating AUM, in accounts owned by or related to Athene (“Athene Accounts”).

Athora

Apollo’s asset management business, through its consolidated subsidiary, ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). As of December 31, 2023, Apollo, through its subsidiaries, managed or advised $49.9 billion of AUM and $48.0 billion of Fee-Generating AUM in Athora Accounts. See note 19 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athora.

Athora Non-Sub-Advised Assets

This category includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athora Non-Sub-Advised Assets.” Our AUM within the Athora Non-Sub-Advised category totaled $28.8 billion as of December 31, 2023, of which $26.9 billion was Fee-Generating AUM.

Capital Solutions

Our capital solutions business focuses on (i) sourcing investment opportunities for asset management clients and their respective portfolio investments, (ii) maintaining relationships with the capital markets community in an effort to help clients and their respective portfolio investments to raise debt and equity capital and optimize capital structures through creative financing solutions, and (iii) structuring capital solutions in an effort to enhance our ability to syndicate, place or otherwise transfer loans, securities and other financial instruments arising from financings in an effort to drive positive outcomes for our asset management clients and their respective portfolio investments. Our capital solutions business also provides a variety of services with respect to both security and non-security financial instruments, including loans, such as originating, arranging, structuring, and syndicating loans and private debt, as well as providing advisory services and other similar services.

Fundraising and Investor Relations

Within the asset management business, our fundraising strategy consists of yield, hybrid, and equity strategies. We raise private capital from prominent institutional investors, and from public market investors, as in the case of MFIC, AFT, AIF and ARI. In our equity strategy and certain funds in our hybrid strategy, fundraising activities for new funds begin once the investor capital commitments for the current fund are largely invested or committed to be invested. The investor base includes new investors and investors from prior funds, which in many instances have increased their commitments to subsequent funds. Fund X held its final close with approximately $20 billion in commitments, having concluded the fundraise within its twelve-month fundraising period. We received strong support from both new and existing investors, with significant commitments from investors new to the Apollo platform as well as existing investors who meaningfully renewed their commitments. Fund X benefits from a diverse and prominent group of limited partners, including public and private pension funds, sovereign wealth funds, endowments and foundations, private wealth platforms, family offices, high net worth individuals, and other institutional investors. In addition, many of our investment professionals commit their own capital to each flagship equity fund.

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

The processes by which the funds we manage receive and invest capital vary by investing strategy and type of fund. However, in all types of funds we manage, investors deliver capital when called by us as investment opportunities become available. We also have several perpetual capital vehicles with unlimited duration that raise capital by issuing equity securities in the public markets and can also issue debt. Our hedge fund style yield funds, generally structured as limited partnerships with customary redemption rights, continuously offer and sell shares or limited partner interests via private placements through monthly subscriptions, which are payable in full upon a fund’s acceptance of an investor’s subscription. The general partner’s capital commitment is determined through negotiation with the fund’s underlying investor base, and commitments are generally available for approximately six years. Generally, as each investment is realized, these funds first return the capital and expenses related to that investment and any previously realized investments to fund investors and then distribute any profits (which are typically shared 80% to the investors in equity funds and 20% to us, so long as the investors receive at least an 8% compounded annual return on their investment). Allocation of profits between fund investors and us, and the amount of the preferred return, among other provisions, varies for hybrid funds as well as many yield funds. Ownership interests in equity funds are not subject to redemption prior to termination of the funds.

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

General Partner and Professionals Investments and Co-Investments

General Partner Investments

Certain management companies, general partners and co-invest vehicles are committed to contribute to the funds we manage and their affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2023 of $627 million.

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

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene is led by a highly skilled management team with extensive industry experience and has its corporate headquarters located in West Des Moines, Iowa. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. As of December 31, 2023, Athene had 1,976 employees.

Our retirement services business focuses on generating spread income by combining the two core competencies of (1) sourcing long-term, persistent liabilities and (2) using the global scale and reach of our asset management business to actively source or originate assets with Athene’s preferred risk and return characteristics. Athene’s investment philosophy is to invest a portion of its assets in securities that earn an incremental yield by taking measured liquidity and complexity risk and capitalize on its long-dated, persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming incremental credit risk. A cornerstone of Athene’s investment philosophy is that given the operating leverage inherent in its business, modest investment outperformance can translate to outsized return performance. Because Athene maintains discipline in underwriting attractively priced liabilities, it has the ability to invest in a broad range of high-quality assets to generate attractive earnings.

Our asset management expertise supports the sourcing and underwriting of assets for Athene’s portfolio. Athene is invested in a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene establishes risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration risk and caps on specific asset classes. In addition to other efforts, Athene partially mitigates the risk of rising interest rates by strategically allocating a meaningful portion of its investment portfolio into floating rate securities. Athene also maintains holdings in less interest rate-sensitive investments, including CLOs, non-agency RMBS and various types of structured products, consistent with its strategy of pursuing incremental yield by assuming liquidity and complexity risk, rather than assuming incremental credit risk.

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

Athene uses, and may continue to use, derivatives, including swaps, options, futures and forward contracts and reinsurance contracts to hedge risks such as current or future changes in the fair value of assets and liabilities, current or future changes in cash flows and changes in interest rates, equity markets, currency fluctuations and longevity.

Products

Athene principally offers two product lines: annuities and funding agreements.

Annuities

Athene’s primary product line is annuities, which include FIAs, Fixed Rate Annuities, Registered Index-Linked Annuities (“RILAs”), Payout Annuities and Group Annuities.

Fixed Indexed Annuities. FIAs are the largest percentage of Athene’s net reserve liabilities. FIAs are a type of insurance contract in which the policyholder makes one or more premium deposits that earn interest, on a tax deferred basis, at a crediting rate based on a specified market index, subject to a specified cap, spread or participation rate. FIAs allow policyholders the possibility of earning interest without significant risk to principal, unless the contract is surrendered during a surrender charge period. A market index tracks the performance of a specific group of stocks or other assets representing a particular segment of the market, or in some cases, an entire market. Athene generally buys options on the indices to which the FIAs are tied to hedge the associated market risk. The cost of the option is priced into the overall economics of the product as an option budget.

Athene generates income on FIA products by earning an investment spread, based on the difference between (1) income earned on the investments supporting the liabilities and (2) the cost of funds, including fixed interest credited to customers, option costs, the cost of providing guarantees (net of rider fees), policy issuance and maintenance costs and commission costs.

Fixed Rate Annuities. Fixed rate annuities include annual reset annuities and multi-year guarantee annuities (“MYGA”). Unlike FIAs, fixed rate annuities earn interest at a set rate (or declared crediting rate), rather than at a rate that may vary based on an index. Fixed rate annual reset annuities have a crediting rate that is typically guaranteed for one year. After such period, Athene has the ability to change the crediting rate at its discretion, generally once annually, to any rate at or above a guaranteed minimum rate. MYGAs are similar to annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years, rather than just one year, before it may be changed at Athene’s discretion. After the initial crediting period, MYGAs can generally be reset annually.

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

Private Placement Variable Annuities (“PPVA”). PPVAs are not registered with the SEC and currently are only offered by private placement to purchasers meeting both the requirements as a qualified purchaser and an accredited investor under applicable federal securities laws. Variable annuities allow policyholders to participate directly in the investment experience of the underlying investment vehicles offered through the product. In a variable annuity, the policyholder assumes the full investment risk of the investment options chosen. The product allows the policyholder to allocate their money to a variety of variable separate account divisions that invest in a suite of underlying investment options and the potential to accumulate cash value on a tax-deferred basis. Athene’s PPVA product provides access to a suite of Apollo managed funds and other product offerings with no surrender charges and no guaranteed lifetime withdrawal benefit or guaranteed death benefit features. Athene generates income on its PPVA product by collecting a management fee that is a function of the policyholder’s account value.

Income Riders to Fixed Annuity Products. The income riders on Athene’s deferred annuities can be broadly categorized as either guaranteed or participating. Guaranteed income riders provide policyholders with a guaranteed lifetime withdrawal benefit, which permits policyholders to elect to receive guaranteed payments for life from their contract without having to annuitize their policies. Participating income riders tend to have lower levels of guaranteed income than guaranteed income riders but provide policyholders the opportunity to receive greater levels of income if the policies’ indexed crediting strategies perform well. As of December 31, 2023, 28% of Athene’s deferred annuity account value contained rider benefits.

Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or market value adjustment (“MVA”), subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy, which generally ranges from 3 to 20 years. The surrender charge for most Athene products at contract inception is generally between 7% and 15% of the contract value and decreases by approximately one percentage point per year during the surrender charge period. The weighted average surrender charge (excluding the impact of MVAs) was 6% for Athene’s deferred annuities as of December 31, 2023.

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

Group Annuities. Group annuities issued in connection with pension group annuity transactions usually involve a single premium group annuity contract issued to discharge certain pension plan liabilities. The group annuities that Athene issues are nonparticipating contracts. The assets supporting the guaranteed benefits for each contract may be held in a separate account. Group annuity benefits may be purchased for current, retired and/or terminated employees and their beneficiaries covered under terminating or continuing pension plans. Both immediate and deferred annuity certificates may be issued pursuant to a single group annuity contract. Immediate annuity certificates cover those retirees and beneficiaries currently receiving payments, whereas deferred annuity certificates cover those participants who have not yet begun receiving benefit payments. Immediate annuity certificates have no cash surrender rights, whereas deferred annuity certificates may include an election to receive a lump sum payment, exercisable by the participant upon either the participant achieving a specified age or the occurrence of a specified event, such as termination of the participant’s employment.

Athene earns income on group annuities based upon the spread between the return on the assets received in connection with the pension group annuity transaction and the cost of the pension obligations assumed. Group annuities expose Athene to longevity risk, which would be realized if plan participants live longer than assumed in underwriting the transaction, resulting in aggregate payments that exceed Athene’s expectations. However, Athene’s conservative underwriting process makes use of a wealth of reliable pre- and post-selection participant data, including mortality experience data, particularly for mid- to large-sized transactions, to mitigate this risk.

Funding Agreements

Funding agreements include those issued to institutions and to special-purpose unaffiliated trusts in connection with Athene’s FABN and secured FABR programs. Funding agreements are issued opportunistically to institutional investors at attractive risk-adjusted funding costs. Funding agreements are negotiated privately between an investor and an insurance company. They are designed to provide an agreement holder with a guaranteed return of principal and periodic interest payments, while offering competitive yields and predictable returns. The interest rate can be fixed or floating. Athene also includes repurchase agreements with a term that exceeds one year at the time of execution within the funding agreement product category.

Life and Other

Life and other products include life insurance policies assumed through reinsurance transactions, other retail products, including legacy run-off or ceded business, and statutory closed blocks.

Distribution Channels

Athene has developed four dedicated distribution channels to address the retirement services market: retail, flow reinsurance, institutional, and acquisitions and block reinsurance, which support opportunistic origination across different market environments. Additionally, Athene believes these distribution channels enable it to achieve stable asset growth while maintaining attractive returns.

Retail

Athene has built a scalable platform that allows it to originate and rapidly grow its business in deferred annuity products. Athene has developed a suite of retirement savings products, distributed through its network of 51 independent marketing organizations (“IMOs”) and a growing network of 18 banks and 144 broker-dealers, collectively representing approximately 128,000 independent agents in all 50 states. Athene is focused in every aspect of its retail channel on providing high quality products and service to its policyholders and maintaining appropriate financial protection over the life of their policies.

Flow Reinsurance

Flow reinsurance provides another channel for Athene to source liabilities with attractive crediting rates and offers insurance companies the opportunity to improve their product offerings and enhance their financial results. As in the retail channel, Athene does not pursue flow volume growth at the expense of profitability and will respond rapidly to adjust pricing for changes in asset yields.

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

Within its flow reinsurance channel, Athene conducts third-party flow reinsurance transactions through its insurance subsidiaries. As a reinsurer, Athene partners with insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. Athene targets reinsuring spread-based liabilities which can include FIAs, MYGAs, traditional one-year guarantee fixed deferred annuities, immediate annuities, whole life insurance, universal life insurance and institutional products.

Institutional

Athene’s institutional channel includes funding agreements and pension group annuity transactions.

Funding Agreements. Funding agreements are comprised of funding agreements issued under Athene’s FABN and FABR programs, funding agreements issued to the Federal Home Loan Bank (“FHLB”) and long-term repurchase agreements. Athene’s FABN program allows its special-purpose, unaffiliated statutory trust to offer its senior secured medium-term notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. The net proceeds of the issuance of notes are used by the trust to purchase one or more funding agreements from Athene subsidiaries with matching interest and maturity payment terms. Athene also established a secured FABR program in which a special-purpose, unaffiliated entity enters into a repurchase agreement with a bank and the proceeds of the repurchase agreement are used by the special-purpose entity to purchase funding agreements from Athene subsidiaries. Athene is also a member of the Federal Home Loan Bank of Des Moines and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties. Athene also includes long-term repurchase agreements with a term that exceeds one year at the time of execution within the funding agreement product category.

Pension Group Annuities. Athene partners with institutions seeking to transfer and thereby reduce their obligation to pay future pension benefits to retirees and deferred participants through pension group annuities. Athene works with advisors, brokers and consultants to source pension group annuity transactions and design solutions that meet the needs of prospective pension group annuity counterparties and their participants, with a focus on medium- and large-sized deals involving retirees and/or deferred participants that are structured as either a buyout or a buy-in transaction.
Acquisitions and Block Reinsurance

Acquisitions. Acquisitions are a complementary source of growth for our retirement services business. Athene has a proven ability to acquire businesses in complex transactions at favorable terms, manage the liabilities acquired and reinvest the associated assets.

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

As Athene continues to expand to new markets and geographies, it has been disciplined in only retaining liabilities that are core to its strategy and competitive advantages. This can be accomplished through structural solutions, including mortality and longevity reinsurance.

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

Deployable Capital

Athene’s deployable capital is comprised of capital from three sources: excess equity capital, untapped debt capacity and available undrawn capital commitments from ACRA. As of December 31, 2023, Athene estimates that it had approximately $8.0 billion in capital available to deploy, consisting of approximately $2.6 billion in excess equity capital, $3.8 billion in untapped debt capacity (assuming a peer average adjusted debt-to-capitalization ratio of 25%, which is subject to general availability and market conditions), and $1.6 billion in available undrawn capital at ACRA.

ACRA

In order to support growth strategies and capital deployment opportunities, Athene established ACRA 1 as a long-duration, on-demand capital vehicle. Athene owns 36.55% of ACRA 1’s economic interests and all of ACRA 1’s voting interests, with the remaining 63.45% of the economic interests being owned by ADIP I. During the commitment period, ACRA 1 participated in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP I’s proportionate economic interests in ACRA 1. The commitment period for ACRA 1 expired in August 2023.

To further support its growth and capital deployment opportunities following the deployment of capital by ACRA 1, Athene funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II for $640 million, while maintaining all of ACRA 2’s voting interests. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interests in ACRA 2.

These strategic capital solutions are designed to provide Athene the flexibility to simultaneously deploy capital across multiple accretive avenues and sustain a profitable growth strategy at scale in a capital efficient manner, while maintaining a strong financial position.

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

Reinsurance

Internal Ceded Reinsurance

Subject to quota shares generally ranging from 80% to 100%, substantially all of the existing deposits held and new deposits generated by Athene’s U.S. insurance subsidiaries are reinsured to its Bermuda reinsurance subsidiaries. Athene maintains the same reserving principles for its Bermuda reinsurance subsidiaries as it does for its U.S. insurance subsidiaries. Athene also retrocedes certain inorganic transactions, pension group annuity transactions, funding agreement transactions, and retail and flow reinsurance business to ACRA. Athene’s internal reinsurance structure provides it with several strategic and operational advantages, including the aggregation of regulatory capital, which makes the aggregate capital of its Bermuda reinsurance subsidiaries available to support the risks assumed by each entity, and enhanced operating efficiencies. As a result of its internal reinsurance structure and third-party direct to Bermuda business, a significant majority of Athene’s aggregate capital is held by its Bermuda reinsurance subsidiaries.

Third-Party Ceded Reinsurance

In addition, from time to time, Athene may opportunistically cede certain of its business from its U.S. insurance subsidiaries, or Bermuda reinsurance subsidiaries, to third party reinsurers, to generate capital and/or limit exposure to certain risks.

Ratings

As of December 31, 2023, each of Athene’s significant insurance subsidiaries is rated “A+”, “A1” or “A” by the four rating agencies that evaluate the financial strength of such subsidiaries. To achieve its financial strength ratings aspirations, Athene may choose to retain additional capital above the level required by the rating agencies to support operating needs. Athene believes there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in its financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels through lower funding costs. Financial strength and credit ratings directly affect Athene’s ability to access funding and the related cost of borrowing, the attractiveness of certain Athene products to customers, its attractiveness as a reinsurer to potential ceding companies and the requirements for collateral posting on its derivatives. These ratings are periodically reviewed by the rating agencies.

Principal Investing

Our Principal Investing segment is comprised of our realized performance fee income, realized investment income from our balance sheet investments, and certain allocable expenses related to corporate functions supporting the entire company. The Principal Investing segment also includes our growth capital and liquidity resources at AGM. Over time, we may deploy capital into strategic investments that help accelerate the growth of our Asset Management segment, by broadening our investment management and/or product distribution capabilities or increasing the efficiency of our operations. We believe these investments may translate into greater compounded annual growth of Fee Related Earnings.

Given the cyclical nature of performance fees, earnings from our Principal Investing segment, or PII, are inherently more volatile in nature than earnings from the Asset Management and Retirement Services segments. We earn fees based on the investment performance of the funds we manage and compensate our employees, primarily investment professionals, with a meaningful portion of these proceeds to align our team with the investors in the funds we manage and incentivize them to deliver strong investment performance over time. To enhance this alignment, we have increased the proportion of performance fee income we pay to our employees over the last few years.

Competition

Asset Management

Within the asset management business, Apollo operates in an intensely competitive industry, and expects it to remain so. We compete globally and on a regional, industry and niche basis.

We face competition both in the pursuit of investor capital and in making investments on behalf of funds and accounts we manage across yield, hybrid and equity asset classes. We compete for investor capital based on a variety of factors, including:

•investment performance as a metric for assessing excess return per unit of risk;
•investor perception of investment managers’ drive, focus and alignment of interest;
•quality of service provided to and duration of relationship with investors;
•business reputation; and
•the level of fees and expenses charged for services.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively within our industry will depend upon our ability to attract new employees and retain and motivate our existing employees.

Retirement Services

Athene operates in highly competitive markets. It faces a variety of large and small industry participants, including diversified financial institutions and insurance and reinsurance companies. These companies compete in one form or another for the growing pool of retirement assets driven by a number of external factors such as the continued aging of the population and the reduction in safety nets provided by governments and private employers. In the markets in which Athene operates, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. Athene believes that its leading presence in the retirement services market, diverse range of capabilities and broad distribution network uniquely position it to effectively serve consumers’ increasing demand for retirement solutions.

Athene faces competition in the FIA market from traditional insurance carriers. Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of products and services.

Reinsurance markets are highly competitive, as well as cyclical by product and market. As a reinsurer, Athene competes based on many factors, including, among other things, financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The impact of these and other factors is generally not consistent across lines of business, domestic and international geographical areas, and distribution channels. Within the reinsurance market, Athene competes with other insurance and reinsurance companies.

Athene faces strong competition within its institutional channel. With respect to funding agreements, namely those issued in connection with its FABN program, Athene competes with other insurers that have active FABN programs. Within the funding agreement market, it competes primarily on the basis of perceived financial strength, interest rates and term. With respect to group annuities, Athene competes with other insurers that offer such annuities. Within the pension group annuities market, it competes primarily on the basis of price, underwriting, investment capabilities and its ability to provide quality service to the corporate sponsor’s pension participants.

Finally, Athene faces competition in the market for acquisition targets and profitable blocks of insurance. Such competition is likely to intensify as insurance businesses become more attractive acquisition targets for both other insurance companies and financial and other institutions and as the already substantial consolidation in the financial services industry continues. Athene competes for potential acquisition and block reinsurance opportunities based on a number of factors including perceived financial strength, brand recognition, reputation and the pricing it is able to offer, which, to the extent Athene determines to finance a transaction, is in turn dependent on its ability to do so on suitable terms. Athene believes its demonstrated ability to source and consummate large and complex transactions is a competitive advantage over other potential acquirers.

For additional information concerning the competitive risks that we face, see “Item 1A. Risk Factors—Operating Risks—We operate in highly competitive industries, which could limit our ability to achieve our growth strategies and could materially and adversely affect our businesses, financial condition, results of operations, cash flows and prospects.”

Human Capital

Apollo’s talent is instrumental to our success as a global alternative asset manager and retirement services provider. Investing in and fostering a modern and inclusive high-performance culture is core to operating our business and delivering positive outcomes for our shareholders and fund investors, and our employee value proposition is designed to engage and develop our talent to deliver maximum impact. We believe our commitment to expanding opportunity across our ecosystem is central to the Apollo business model, an integrated platform which fosters strong collaboration across businesses and functions. Rooted in our core values, we strive to build a culture where all of our people can excel and grow in their careers.

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

Expanding Opportunity

Expanding opportunity is an important part of our culture and is focused on three specific areas – workplace, marketplace and community. Our people are actively engaged in expanding opportunity across these dimensions. We are keenly focused on how we attract, develop, and retain great talent from all backgrounds at Apollo. Guided by the principle that well-managed, diverse teams outperform, we work hard to leverage a range of perspectives to solve complex problems for our clients. We believe that an engaged and inclusive workforce will bring the best ideas to innovate and drive value for our clients and the communities in which we operate.

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

Sustainability and Corporate Responsibility

At Apollo, we believe that taking sustainability and environmental, social and governance factors into account can help drive value creation, and we recognize the unique opportunity to do well by doing good through investments.

We believe Apollo is uniquely positioned to drive a more sustainable future and expand opportunity in our workplace, the marketplace, and throughout the communities where we work and live. Accordingly, Apollo has taken an integrated approach to incorporating relevant environmental, social, and governance considerations into how we invest, how we lend, and how we operate our firm globally.

Our sustainability strategy prioritizes the creation of economic value for our shareholders and serving the needs of our clients and employees in a responsible way. We believe sustainability is more than simply a negative screen, a risk mitigator, or a due diligence lens; rather, we believe it is a potential driver of returns and growth. Accordingly, we view sustainable investment to be the strategy and practice of incorporating environmental, social, and governance factors and sustainability outcomes into investment decisions, practices, and ownership, to the extent they are deemed to be material to financial performance and consistent with fiduciary obligations. Where appropriate, we seek to: engage with portfolio companies and issuers on financially material issues; report on our activities and progress and the activities and progress of portfolio companies of the funds we manage, to fund investors, shareholders, and stakeholders alike; and support the implementation of best practices across the alternative asset management and retirement services industries.

We have a committee of the AGM board of directors, the sustainability and corporate responsibility committee, which is responsible for assisting the board of directors in overseeing corporate responsibility and sustainability matters. In 2023, our chief sustainability officer, in coordination with the sustainability and corporate responsibility committee, reviewed and approved updates to our sustainable investing and environmental, social, and governance policy and our corporate political activities policy. We also adopted several new policies, including an environmental, health and safety policy, a human rights policy, and a supplier code of conduct. In addition, consistent with our strategic approach to climate-related financial transparency, we expanded our voluntary disclosures included in our annual sustainability report, which is available on our website, to include financed emissions data, carbon footprint data, weighted average carbon intensity, and weighted average data quality scores for certain investments held by select Apollo-managed funds.

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

The legal and regulatory requirements applicable to our business are ever evolving and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Our businesses have operated for many years within a legal framework that requires us being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

The complex regulatory frameworks governing financial institutions, insurance companies, insurance distributors and their respective holding companies and subsidiaries, as well as those with investments in them, are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

Financial Services Regulation

Our financial services businesses, subsidiaries and/or affiliates are regulated under, among others, the Investment Advisers Act; the Investment Company Act; the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); the U.K. Financial Services and Markets Act 2000; the European Union and U.K. Alternative Investment Fund Managers Directive; the European Union Markets in Financial Instruments Directive; the Financial Stability Oversight Council (the “FSOC”) and similar non-U.S. regulators; the Federal Reserve; the SEC; FINRA; the U.S. Department of Labor; the Internal Revenue Service; the Office of the Comptroller of the Currency; the Federal Communications Commission; banking and financial regulators in the European Union, its member states and the United Kingdom; as well as rules and regulations over CLO risk retention, real estate investment trusts, broker-dealers, “over the counter” derivatives markets, commodity pool operators, commodity trading advisors, gaming companies and natural resources companies.

Regulation under the Investment Advisers Act. We conduct our advisory business primarily through our directly owned investment adviser subsidiaries, including Apollo Capital Management, L.P., Apollo Investment Management, L.P., Apollo Credit Management, LLC, ARIS Management, LLC, Apollo Capital Credit Adviser, LLC, Apollo Real Estate Fund Adviser, LLC and Apollo Manager, LLC, each of which is registered as an investment adviser with the SEC under the Investment Advisers Act. Apollo Capital Management, L.P. has a number of relying advisers that operate a single advisory business and rely on umbrella registration to be deemed registered as an investment adviser with the SEC. All of our SEC-registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act, including, among other things, maintaining an effective compliance program reasonably designed for our business, maintaining a Code of Ethics for employee trading, marketing, disclosure, custody, and acting consistently with each advisers’ fiduciary duty to its clients.

Regulation as a Broker-Dealer. Apollo Global Securities, LLC (“AGS”), Griffin Capital Securities, LLC (“GCS”) and Athene Securities, LLC (“Athene Securities”), each of which is a subsidiary of Apollo, are registered as broker-dealers with the SEC and in the U.S. states and territories and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Broker-dealers are subject to regulations that cover all aspects of the securities business, including, among other things, the implementation of a supervisory control system and effective compliance program, advertising and sales practices, conduct of and compensation in connection with public securities offerings, maintenance of adequate net capital, financial reporting, record keeping, and the conduct and qualifications of directors, officers, employees and other associated persons. State securities regulators also have regulatory oversight authority over AGS, GCS and Athene Securities. In addition, one of our non-U.S. subsidiaries, Apollo Capital Solutions Europe B.V., is regulated under relevant broker-dealer regulations in the Netherlands. See “—Regulated Entities Outside of the U.S.” below.

Regulation as a Commodity Pool Operator and Commodity Trading Advisor. Certain investment activities in which Apollo managers engage may subject those managers to provisions of the Commodities Exchange Act and oversight by the Commodity Futures Trading Commission, including registration as a commodity pool operator or commodity trading advisor. Apollo intends to rely on exemptions from registration when available.

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

As a result of certain investments of ours and the funds we manage in financial institutions that operate outside of the United States, Apollo is subject to regulatory supervision by international financial regulators, including European Union, European Union member state and U.K. financial regulators and applicable requirements set forth in the relevant banking, consumer finance and other financial services regulations of such jurisdictions. In certain cases, such regulations impose suitability and conduct standards on the Company and require notice to and in certain instances approval of, the relevant regulatory authority of an intent to increase or decrease holdings in the relevant entity outside of specified thresholds, or other contemplated changes in structure, or transactions. Failure to comply with these applicable requirements may result in a variety of consequences, including fines, administrative measures, suspension of voting rights, mandatory disposal of interests in the regulated entity or other regulatory sanctions.

Insurance Regulation

Our businesses, subsidiaries and affiliates are subject to a wide variety of insurance and insurance holding company system laws and regulations in both the United States and numerous other jurisdictions, including the European Union, Bermuda, the United Kingdom, Switzerland, Ireland, Italy, Germany, Belgium, the Netherlands, Australia, Singapore, Cayman Islands, Canada and Malaysia.

United States

Within the United States, each state’s insurance laws require each of our insurance company subsidiaries to be licensed and regulated by the commissioner, superintendent or director of the insurance department (each, a “Commissioner”) of its domiciliary state and each state in which it transacts insurance as an admitted insurer. As the ultimate controlling entity, we are subject to the insurance holding company system laws of the domiciliary state of each insurance company subsidiary, which requires, among other filings, its annual registration statement filing with the Commissioner of its domiciliary state and the submission of our financial information and other information about the operations of companies within its holding company system, including submission of an annual enterprise risk report identifying material risks within the holding company system that could pose enterprise risk to our insurance company subsidiaries. These laws also impose restrictions and limitations on the ability of an insurance company subsidiary to pay dividends and make other distributions to its parent company. In addition, transactions between an insurance company and other companies within its holding company system, including sales, loans, investments, reinsurance agreements, tax allocation agreements, management agreements and service agreements, must be on terms that are fair and reasonable and, if material or within a specified category, require prior notice to and approval or non-disapproval by the applicable domiciliary state Commissioner.

State Commissioners have broad administrative powers over the insurance business of our insurance company subsidiaries, including: (1) licensing to transact business; (2) licensing of producers who sell our products; (3) prescribing which assets and liabilities are to be considered in determining statutory surplus; (4) regulating premium rates for certain insurance products; (5) approving policy forms and certain related materials; (6) determining whether a reasonable basis exists as to the suitability of the annuity purchase recommendations producers make and, in certain states, that such recommendations are in the best interest of the consumer; (7) regulating unfair trade and claims practices; (8) establishing reserve requirements, solvency standards and minimum capital requirements; (9) regulating the amount of dividends that may be paid in any year; (10) regulating the availability of reinsurance, the terms thereof and the ability of an insurer to take credit on its financial statements for insurance ceded to reinsurers; (11) fixing maximum interest rates on life insurance policy loans, minimum crediting rates on accumulation products and minimum allowable surrender values; (12) regulating the type, amounts and valuations of investments permitted; (13) setting parameters for transactions with affiliates; and (14) regulating certain other matters.

All states have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer, which would include a change of control of its holding company. Such laws prevent any person from acquiring direct or indirect control of any of our U.S. insurance subsidiaries or their holding companies unless that person has filed a statement with specified information with the Commissioner and has obtained the Commissioner’s prior approval. Under such state statutes, generally acquiring 10% or more of a voting interest in an insurer or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of a voting interest in a direct or indirect parent of any of our U.S. insurance subsidiaries without the prior approval of the Commissioner of the applicable state will be in violation of the applicable state’s law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and/or to other actions determined by the Commissioner. Further, a willful violation of these laws is punishable in each state as a criminal offense.

In addition, state insurance holding company system laws require any controlling person of a U.S. insurer seeking to divest its controlling interest in the insurer to file with the relevant Commissioner a confidential notice of the proposed divestiture at least thirty days prior to the cessation of control (unless a person acquiring control from the divesting party has filed notice of the proposed acquisition of control with the Commissioner). After receipt of the notice, the Commissioner must determine whether the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of a direct or indirect parent of any of our U.S. insurance subsidiaries (in particular through an unsolicited transaction), even if the stockholders of such parent consider such transaction to be desirable.

All 50 states, Puerto Rico and the District of Columbia have insurance guaranty fund laws requiring insurance companies doing business within those jurisdictions to participate in guaranty associations. Guaranty associations are organized to cover, subject to limits, contractual obligations under insurance policies issued by insurance companies which later become impaired or insolvent. These associations levy assessments, up to prescribed limits, on each member insurer doing business in a particular state on the basis of their proportionate share of the premiums written by all member insurers in the lines of business in which the impaired or insolvent insurer previously engaged. Most states limit assessments in any year to 2% of the insurer’s average annual premium for the three years preceding the calendar year in which the impaired insurer became impaired or insolvent. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets, usually over a period of years. Assessments levied against Athene’s U.S. insurance subsidiaries by guaranty associations during the year ended December 31, 2023 were not material. While we cannot accurately predict the amount of any such future assessments, or past or future insolvencies of competitors which would lead to such assessments, it is possible that any such assessments with respect to pending insurers’ impairments and insolvencies may have a material adverse effect on our financial condition, results of operations, liquidity or cash flows, and any reserves we have previously established for these potential assessments may not be adequate.

Other Jurisdictions

The operations of our insurance subsidiaries and branches operating outside the United States are subject to the local regulatory and supervisory schemes in the jurisdictions in which they operate, which vary widely from country to country; however, regulators typically grant licenses to operate and control an insurance business in a specific jurisdiction. In general, insurance regulators in most jurisdictions have the administrative power to supervise the registration of agents, regulation of product features and product approvals, asset allocation, minimum capital requirements, solvency and reserves, policyholder liabilities, and investments. Regulatory authorities may also regulate affiliations with other financial institutions, stockholder structures and may impose restrictions on declaring dividends and the ability to effect certain capital transactions, and many jurisdictions require insurance companies to participate in policyholder protection schemes.

Many of the insurance regulatory frameworks that govern our and our affiliated funds’ insurance entities operating outside the United States require the prior consent of the applicable regulator in such jurisdictions before (i) any person can become a “controller”/“qualifying holder” or acquire a direct or indirect qualifying holding (e.g., 10%, 20%, 30% or 33% and 50%) in any regulated company, or over the parent undertaking of any such regulated company or (ii) any increase of an existing holding that would result in a person reaching the applicable thresholds of the jurisdiction (e.g., 10%, 20%, 30% or 33% and

50%). In addition, certain regulators require the insurance entities or their qualifying holders to notify the appropriate regulator of any prospective changes in organizational structure of which they are aware, sometimes regardless of whether the controller/qualifying holder or the proposed controller/qualifying holder would be required to submit a change in control application or an application to acquire a qualifying holding as a result of such changes in organizational structure. Breach of the requirements to notify the relevant regulator of a decision to acquire or increase control/holding, or of the requirement to obtain approval before completing the relevant control/qualifying holding transaction may in some jurisdictions be a criminal offense attracting potentially unlimited fines. Regulators can also seek other remedies, including suspension of voting rights in the relevant insurance undertaking or having the purported acquisition annulled.

In particular, the Bermuda Monetary Authority (the “BMA”), which regulates Athene, Athora and Catalina (as defined below), maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes (1) the managing director of the registered insurer or its parent company, (2) the chief executive of the registered insurer or of its parent company, (3) a stockholder controller, and (4) any person in accordance with whose directions or instructions the directors of the registered insurer or its parent company are accustomed to act.

The definition of stockholder controller is set out in the Bermuda Insurance Act 1978 (the “Bermuda Insurance Act”) and generally refers to (1) a person who holds 10% or more of the shares carrying rights to vote at a stockholders’ meeting of the registered insurer or its parent company, (2) a person who is entitled to exercise 10% or more of the voting power at any stockholders’ meeting of such registered insurer or its parent company or (3) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any stockholders’ meeting.

Under the Bermuda Insurance Act, stockholder controller ownership is defined as follows:

Actual Stockholder Controller Voting Power	Defined Stockholder Controller Voting Power
10% or more but less than 20%	10%
20% or more but less than 33%	20%
33% or more but less than 50%	33%
50% or more	50%

Where the shares of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and such stockholder becomes a 10%, 20%, 33%, or 50% stockholder controller of the insurer, that stockholder shall, within 45 days, notify the BMA in writing that such stockholder has become, or as a result of a disposition ceased to be, a controller of any such category.

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

During the course of 2023, the BMA issued consultation papers, and received feedback from stakeholders, on certain proposed enhancements to Bermuda’s regulatory regime for commercial insurers. The enhancements are aimed at ensuring that the regime continues to remain fit for purpose, in line with international standards and keeps pace with market developments. In addition to potential enhancements to technical provisions and computation of the Bermuda Solvency Capital Requirement, the BMA is seeking to strengthen supervisory cooperation and exchange of information and increased publication of regulatory information to further develop good governance and risk management practices, transparency, and market discipline. As of the end of 2023, draft rules and guidance notes were published for each commercial insurer class and insurance groups with the new requirements expected to come into force on March 31, 2024.

In the U.K., Apollo is considered the controller of certain insurance company (or equivalent) subsidiaries of Catalina Holdings (Bermuda) Ltd. (“Catalina”) and Aspen Insurance Holdings Limited (“Aspen”), including Catalina Worthing Insurance Limited, AGF Insurance Limited, Aspen Insurance UK Limited (“Aspen U.K.”), which is domiciled in the United Kingdom and operates regulated branches in Australia, Canada, Singapore, Switzerland, and Aspen Managing Agency Limited, the Lloyd’s managing agent of Syndicate 4711, which has its underwriting capacity provided by Aspen’s subsidiary Aspen Underwriting Limited, a Lloyd’s corporate member. In addition, Catalina Services UK Limited and Aspen U.K. Syndicate Services Limited are also domiciled in the United Kingdom and provide insurance distribution services for purposes of certain U.K. insurance regulations.

In Ireland, Apollo is deemed to hold an indirect qualifying holding in Athora Ireland plc, which is a direct wholly-owned subsidiary of Athora Life Re Ltd. An indirect qualifying holding in Athora Ireland Services Limited, a wholly owned subsidiary of Athora, is also attributed to Apollo via Apollo’s indirect interest in Athora.

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

Apollo is deemed to hold an indirect qualifying holding in Athora Netherlands N.V. (formerly known as: VIVAT N.V.), Proteq Levensverzekeringen N.V., and SRLEV N.V., which are either Dutch regulated insurance undertakings or a Dutch insurance holding company, and Zwitserleven PPI N.V. and Stichting Lifesight, which are Dutch premium pension institutions.

Apollo holds an indirect stake in Challenger Life Company Limited (“Challenger”), which is an Australian regulated life insurance company, Challenger Bank Limited, an Australian regulated authorized deposit-taking institution, and Challenger Retirement and Investment Services Limited, a superannuation entity and trustee for the Challenger Retirement Fund, an Australian regulated superannuation fund, each of which is a wholly owned subsidiary of Challenger Limited, an Australian listed company. Challenger Limited also has certain regulated subsidiaries outside of Australia.

Aspen also carries on insurance business through its Singapore Lloyd’s service company. Additionally, Catalina carries on insurance business through its Singapore-domiciled subsidiary Asia Capital Reinsurance Group Pte. Ltd., which in turn operates through its subsidiaries in Malaysia.

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

The group supervisor may impose certain requirements on the insurance group, including to make provision for, among other things: (1) assessing the financial situation and the solvency position of the insurance group and/or its members and (2) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure. Many of these requirements have not yet been applied in substance to us or our affiliates or, to the extent they have been applied, remain subject to modification as part of larger prudential regulatory initiatives.

Government agencies and insurance standard setters in the U.S. and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the development of the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”), as adopted by the International Association of Insurance Supervisors (“IAIS”). ComFrame is applicable to entities that meet the IAIS’ criteria for internationally active insurance groups (“IAIGs”) and that are so designated by their group-wide supervisor and includes a group capital requirement in addition to the current legal entity capital requirements and any group capital requirements imposed by relevant insurance laws and regulations. On February 6, 2024, the Iowa Insurance Division (the “IID”) identified Apollo as meeting the criteria as an IAIG and further identified Athene as the Head of the IAIG. In general, the Head of the IAIG is the uppermost entity to which obligations associated with an IAIG designation attach. As a result of these identifications, we expect Athene to be subject to the relevant capital standard that the U.S. applies to IAIGs. The IID further identified itself as the Group-Wide Supervisor for Apollo (in a distinct capacity from its role as supervisor for Athene). Iowa has been effectively serving in this role for a significant period of time; this identification is a formal recognition of the IID’s existing supervisory relationship to Apollo. At this time, we do not expect a significant impact on Athene’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on Athene’s capital position or capital structure and any other burdens being named an IAIG may impose on Athene or its insurance affiliates.

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

Restrictions on Dividends and Other Distributions

Our U.S. insurance subsidiaries are also subject to restrictions on the payment of dividends. Any proposed dividend in excess of the amount permitted by law is considered an extraordinary dividend or extraordinary distribution and may not be paid until it has been approved, or generally a 30-day waiting period has passed during which it has not been disapproved, by the Commissioner. In addition, entities that are regulated insurers are strictly prohibited from declaring or paying any dividends unless certain financial conditions are met or prior approval from the BMA is received.

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

In addition to federal and other financial institution-specific privacy laws and regulations, an increasing number of states are considering and passing comprehensive privacy legislation. The issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators.

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

Outside of the U.S., our subsidiaries and the funds that we manage, including Apollo Management International LLP, Apollo Credit Management International Limited, Apollo Asset Management Europe LLP, Apollo Asset Management Europe PC LLP, Apollo Investment Management Europe LLP, Apollo Investment Management Europe (Luxembourg) S.à r.l., Apollo Capital Solutions Europe B.V., Apollo Advisors (Mauritius) Ltd, AION Capital Management Limited, Apollo Management Singapore Pte. Ltd., Apollo Management Singapore Pte. Ltd., Apollo Management Asia Pacific Limited, Apollo Management Japan Limited, PK AirFinance Japan Godo Kaisha and PK AIR 1 JPN Godo Kaisha, are subject to regulation in the European Union, the United Kingdom, India, Mauritius, Singapore, Australia, Hong Kong and Japan.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through our website at ir.apollo.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. The reports and the other documents we file with the SEC are available on the SEC’s website at www.sec.gov.

From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding the Company is routinely posted on and accessible at www.apollo.com.

ITEM 1A.    RISK FACTORS

The following risk factors and other information included in this report should be carefully considered. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, financial condition, results of operations and cash flows.

Macroeconomic Risks

Difficult political, market or economic conditions may adversely affect our businesses in many ways which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.

Our businesses are materially affected by conditions in the political environment and financial markets and economic conditions throughout the world, such as changes in interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), governmental policy and regulatory reform, changes in trade policy, tariffs and trade sanctions on goods, trade wars, U.S.-China relations, the withdrawal of the U.K. from the EU single market and customs union, imposition or maintenance of trade barriers, labor shortages, the ongoing Russia-Ukraine conflict, the ongoing conflicts in the Middle East, supply chain disruptions, economic, political, fiscal and/or other developments in or affecting Eurozone countries, commodity prices, currency exchange rates and controls, wars, other national and international political circumstances (including terrorist acts or security operations), natural disasters, climate change, pandemics or other severe public health crises and other events outside of our control.

Both domestic and international markets experienced significant inflationary pressures in fiscal year 2023 and inflation rates in the U.S., as well as in other countries in which we operate, may continue at elevated levels for the near term. In addition, the Federal Reserve in the U.S. and central banks in various other countries have raised, and may again raise interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Interest rate risk poses a significant market risk to us as a result of interest rate-sensitive assets (e.g., fixed income assets) and liabilities (e.g., fixed deferred and immediate annuities) held by us and by the portfolio companies of the funds we manage. Certain portfolio companies of the funds we manage may also be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on their loans, particularly if interest rates rise further in response to inflation. In addition, any projected future decreases in such portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our and our funds’ investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

The conflicts between Russia and Ukraine and in the Middle East have increased global economic and political uncertainty. Furthermore, governments in the U.S., U.K., and EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, and additional controls and sanctions could be enacted in the future. We are continuing to actively monitor the situations in Russia, Ukraine and Israel and assess their impact on our business and the business and operations of the portfolio companies of the funds we manage (particularly the impact on portfolio companies that operate in industries such as chemicals, oil and gas and aviation). We have no significant exposure to Russia, Ukraine or Israel and as such, to date, these conflicts have not had a material impact on our business, financial condition or results of operations. However, it is possible that these conflicts may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. Any acceleration of a global energy crisis, including as a result of restrictions on Russia's energy exports or the expansion of the Middle East conflicts, could similarly have an adverse impact on certain of the geographies where we do business and certain business and operations of the portfolio companies of the funds we manage. We cannot predict the impact these conflicts may have on the global economy or our business, financial condition and operations in the future. These conflicts may also heighten the impact of other risks described herein.

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

Climate change-related risks and regulatory and other efforts to address climate change could adversely affect our business.

We and the portfolio companies of the funds we manage face a number of risks associated with climate change, including both transition and physical risks. The transition risks that could impact us and the investments of the funds we manage include those risks related to the impact of U.S. and foreign climate-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, our investments, and the investments of the portfolio companies of the funds we manage, are subject to risks stemming from the physical impacts of climate change. In particular, climate change may impact asset prices and the value of investments linked to real estate. For example, rising sea levels may lead to decreases in real estate values in coastal areas. We and the funds we manage have significant concentrations of real estate investments and collateral underlying investments linked to real estate in areas of the United States prone to severe weather and climate events, including California, sections of the northeastern U.S., the South Atlantic states and the Gulf Coast.

Climate change-related regulations or interpretations of existing laws have resulted, and may continue to result, in enhanced disclosure obligations that could negatively affect us or the investments of the portfolio companies of the funds we manage and also materially increase our regulatory burden. We also face business trend-related climate risks. Certain fund investors are increasingly taking climate-related risks into account when determining whether to invest in the funds we manage. Our reputation and investor relationships could be damaged as a result of our involvement, or the involvement of the funds we manage, in certain industries, portfolio companies or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

We are subject to risks associated with pandemics, epidemics, disease outbreaks and other public health crises, which could impact our business, financial condition and results of operations in the future.

We are subject to risks associated with pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic. Such public health crises could adversely affect our business in a number of ways, including by adversely impacting the valuations of the investments made by our asset management and retirement services businesses, which are generally correlated to the performance of the relevant equity and debt markets; increasing volatility in the financial markets; preventing us from capitalizing on certain market opportunities; causing prolonged asset price inflation and hampering our asset management business’ ability to deploy capital or to deploy capital as profitably; interrupting global or regional supply chains; hurting consumer confidence and economic activity; reducing opportunities for our asset management business to successfully exit existing investments; straining our liquidity, which may impact our credit ratings and limit the availability of future financing; impairing our asset management business’ equity investments and impacting the ability of the portfolio companies of our asset management business to meet their respective financial obligations and comply with existing covenants; increasing the rate at which policyholders of our insurance products withdraw their policies; and reducing our ability to understand and foresee trends and changes in the markets in which we operate.

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

We actively consider the opportunistic expansion of our businesses, both geographically and into new investment strategies and platforms, and intend, to the extent that market conditions warrant, to grow our businesses by increasing AUM in existing businesses and expanding into new investment strategies, platforms, geographic markets, businesses and distribution channels, including the retail channel. We intend to grow our business in the future in part by acquisitions and joint ventures, each of which could require additional cash and equity, systems development and skilled personnel. We may experience challenges identifying, financing, consummating and integrating such acquisitions and transactions. Our organizational documents do not limit us to the asset management and retirement services businesses. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, including entering into new lines of business.

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

We have increasingly undertaken business initiatives to increase the number and type of products offered to individual investors, which could expose us to new and greater levels of risk.

We have increasingly undertaken business initiatives to increase the number and type of products, including externally managed vehicles, offered to investors, especially individual (non-institutional) investors (including investors often described as high net worth individuals, family offices and mass affluent individuals), in the U.S. and other jurisdictions around the world. Our investment adviser subsidiaries or affiliates currently externally manage or advise a number of such vehicles, and a number of other vehicles are expected to be launched at various times in the future. In some cases, the offerings are distributed to such investors indirectly through third-party managed vehicles sponsored by brokerage firms, private banks or other third parties, and in other cases directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases, we create products specifically designed for direct investment by individual investors in the U.S., some of whom are not accredited investors, or similar investors in non-U.S. jurisdictions, including in Europe and Asia. Such products are regulated by the SEC in the U.S. and by other similar regulatory bodies in other jurisdictions.

Accessing individual investors and selling products directed at such investors exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent we distribute products through new channels, including through unaffiliated third-party firms, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation or regulatory action against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or that they are distributed in an otherwise inappropriate manner. Although we seek to ensure through due diligence and onboarding procedures that the third parties through which individual investors access our products conduct themselves responsibly, we are exposed to the risks of reputational damage and legal liability to the extent such third parties improperly sell our products to investors.

Similarly, there is a risk that Apollo employees involved in the direct distribution of our products, or employees who oversee independent advisors, brokerage firms and other third parties around the world involved in distributing our products, do not follow our compliance and supervisory procedures. In addition, the distribution of products, including through new channels, whether directly or through market intermediaries, could expose us to allegations of improper conduct and/or actions by state and federal regulators in the U.S. and regulators in jurisdictions outside of the U.S. with respect to, among other things, product suitability, investor classification, compliance with securities laws, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels.

In addition, many of the products that we make available to individual investors contain terms that permit such investors to request redemption or repurchase of their interests on a periodic basis and, subject to certain limitations, include limits on the aggregate amount of such interests that may be redeemed or repurchased in a given period. Challenging market or economic conditions and liquidity needs could cause elevated share redemption or repurchase requests from investors in such products. In addition, limitations can be placed on the amount of redemptions or repurchases that are fulfilled. Such limitations are particularly possible in the event redemption or repurchase requests are elevated or investor subscriptions to such products are concurrently at reduced levels. Such limitations may subject us to reputational harm and may make such vehicles less attractive to individual investors, which could have a material adverse effect on the cash flows of such vehicles. This may in turn negatively impact the revenues we derive from such vehicles.

As we expand the distribution of products to individual investors outside of the U.S., we are increasingly exposed to risks in non-U.S. jurisdictions. While many of the risks we face in non-U.S. jurisdictions are similar to those that we face in the distribution of products to individual investors in the U.S., securities laws and other applicable regulatory regimes can be extensive, complex and vary by jurisdiction. In addition, the distribution of products to individual investors outside of the U.S. may involve complex structures and market practices that vary by local jurisdiction. As a result, this expansion subjects us to additional complexity, litigation and regulatory risk.

In addition, our initiatives to expand our individual investor base, including outside of the U.S., requires the investment of significant time, effort and resources, including the potential hiring of additional personnel, the implementation of new operational, compliance and other systems and processes and the development or implementation of new technology. There is no assurance that such efforts will be successful.

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

We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for hosting the information systems and hardware systems that are critical to our businesses. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of the funds we manage and compliance matters. While we require our critical third-party suppliers to implement and maintain what we believe to be effective cybersecurity and data protection measures, we cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. In addition, if one of our third-party suppliers suffers a security breach, which has happened in the past, our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security breach. A disaster, disruption or compromise in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, may have an adverse impact on our ability to continue to operate our businesses without interruption which could have a material adverse effect on us. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. These risks also increase to the extent we engage in operations outside the U.S. We also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on our business. In addition, costs related to data security threats or disruptions may not be fully insured or indemnified by other means.

As new technologies, including tools that harness generative artificial intelligence and other machine learning techniques, rapidly develop and become accessible, the use of such new technologies by us, our affiliates and our third party service providers will present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we and/or third party service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business.

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

We rely on the financing markets for the operation of our business.

We rely on the debt and equity financing markets for the operation of our business. To the extent that debt and equity markets render financing difficult to obtain, refinance or extend, or more expensive, this may have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows. In addition, the ability of the funds we manage, particularly private equity funds, to exit investments on favorable terms or at all is heavily dependent on the condition of the equity markets.

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

Additionally, certain investments by the funds we manage rely heavily on the use of leverage. The absence of available sources of senior debt financing for extended periods of time could materially and adversely affect the funds we manage. In the event that funds we manage are unable to obtain committed debt financing for potential investments, including acquisitions, or can only obtain debt at an increased interest rate or otherwise on unfavorable terms, such funds may be forced to find alternative sources of financing (including equity), may have difficulty completing otherwise profitable investments or may generate profits that are lower than would otherwise be the case, any of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by counterparties with which funds we manage have contracted to effectuate an investment transaction (i.e., sellers of businesses that funds we manage may have contracted to purchase). In addition, to the extent that the current markets make it difficult or impossible for a portfolio company to refinance debt that is maturing in the near term, it may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or it may be unable to repay such debt at maturity and be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Furthermore, investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt.

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

Additionally, certain of our subsidiaries perform underwriting, syndicating and securities placement services for the funds we manage and their portfolio companies, for investments made by our retirement services business and for third parties. Our ability to maintain or grow these services, and the related fees we earn therefrom, depends on a number of factors, some of which are outside our control, including conditions in the debt or equity markets.

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

Certain investors have placed increasing importance on the impact of investments made by the funds to which they commit capital on environmental, social and governance-related issues. Consequently, certain investors may decide not to commit capital in fundraises, or to withdraw previously committed capital from the funds we manage, based on their evolving priorities. Certain investors may also condition capital commitments in a way that may constrain our capital deployment opportunities, including by limiting investment opportunities in certain sectors, or taking certain actions, or refraining therefrom, that could adversely impact the value of an investment or that could improve the value of an investment. In addition, regulatory initiatives requiring asset managers and investors to classify certain funds and their investments against certain criteria are becoming increasingly common. Some categorization requirements may be subjective and, accordingly, open to interpretation. If regulators disagree with the categorization methodologies we use, or new regulations, legislation, or regulatory guidance require a methodology of measuring or disclosing sustainability-related information that is diﬀerent from our current practice, it could have an adverse eﬀect on fundraising eﬀorts. Given the increasing scrutiny on environmental, social and governance-related matters as well as the increasing number of regulatory obligations relating to our business, our investors, the funds we manage, and their investments, there is an increasing risk that we could be perceived as or accused of making inaccurate or misleading statements regarding the investment strategies of the funds we manage, as well as about our, the funds’, and their investments’ performance against sustainability-related measures and/or initiatives. Any such perception or accusation could adversely impact our ability to raise capital and attract new investors.

Conversely, so-called “anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, boycott bills in certain states target financial institutions that are perceived as “boycotting” or “discriminating against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions. In addition, certain states now require that relevant state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of environmental, social and governance factors. If investors subject to such legislation viewed our funds, policies or practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect the price of our common stock.

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

Our performance and the performance of many of the funds we manage are significantly affected by the value of the companies in which the funds we manage have invested. The funds we manage invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic, political and market factors. For example:

•The performance of certain of the portfolio companies of the funds we manage in the leisure and hospitality industry has been negatively impacted by macroeconomic conditions, such as inflation, and geopolitical events, such as the conflict between Russia and Ukraine and the conflicts in the Middle East, and the COVID-19 pandemic.
•The performance of the investments of the funds we manage in the commodities markets is substantially dependent upon prevailing prices of oil and natural gas, which have been impacted by the ongoing global energy crisis.
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
•Investments of the funds we manage in the power and energy industries involve various risks, including regulatory and market risks. The increased scrutiny of regulators and investors on the negative impacts of the power and energy industries may negatively impact the value of investments in these sectors and our ability to exit certain investments on favorable terms. Future regulatory or legislative efforts by government agencies could place additional limitations on carbon-intensive forms of power generation or the exploration, mining, extraction, distribution and/or refining of certain fossil fuels.

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
•The funds we manage sometimes hold positions (including outright positions in issuers and exposure to such issuers derived through any synthetic and/or derivative instrument) in multiple tranches of securities of an issuer (or other interests of an issuer) or multiple funds sometimes have interests in the same tranche of an issuer.
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
•changes in NRSROs’ capital adequacy assessment methodologies in a manner that would adversely affect the financial strength ratings of our insurance subsidiaries;
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

Our retirement services business is subject to significant operating and financial restrictions imposed by its credit agreements and certain letters of credit and it is also subject to certain operating restrictions imposed by the indenture to which it is a party.

On June 30, 2023, AHL, ALRe, AUSA and AARe, as borrowers, entered into a new, five-year revolving credit agreement with a syndicate of banks and Citibank, N.A., as administrative agent (the “AHL Credit Facility”), which replaced the previous revolving credit agreement dated December 3, 2019. Also on June 30, 2023, AHL and ALRe entered into a new revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent (the “AHL Liquidity Facility”), which replaced the previous revolving credit agreement dated as of July 1, 2022. The AHL Credit Facility, the AHL Liquidity Facility and certain AHL letters of credit also entered into contain various covenants, which restrict the operations of our retirement services business. As a result of these restrictions, our retirement services business may be limited in how it conducts its operations and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities.

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

If we are unable to attract and retain IMOs, banks and broker-dealers, sales of our retirement services products may be adversely affected.

In our retirement services business, we distribute annuity products through a variable cost distribution network, which includes numerous IMOs, banks and broker-dealers, collectively representing numerous independent agents. We must attract and retain such marketers, agents and financial institutions to sell our products. In particular, insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers, agents and financial institutions primarily on the basis of our financial position, support services, compensation, credit ratings and product features. Such marketers, agents and financial institutions may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers, agents and financial institutions also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through banks and broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or if we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.

As a financial services company, we are exposed to liquidity risk, which is the risk that we are unable to meet near-term obligations as they come due.

Liquidity risk is a manifestation of events that are driven by other risk types (e.g., market, policyholder behavior, operational). A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources, such as the AHL Credit Facility and AHL Liquidity Facility, may be unavailable or inadequate to satisfy the liquidity demands described below. In particular, the conflict between Russia and Ukraine, the conflicts in the Middle East, and inflation and the responses by the U.S. Federal Reserve and other central banks continue to contribute to volatility in the financial markets and may restrict the liquidity sources available to us and further may result in an increase of our liquidity demands. We primarily have liquidity exposure through our collateral market exposure, asset liability mismatch, dependence on the financial markets for funding and funding commitments. If a material liquidity demand is triggered and we are unable to satisfy the demand with the sources of liquidity readily available to us, it may have a material adverse impact on our business, financial condition, results of operations, liquidity and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of our liquidity and sources and uses of liquidity, including information about legal and regulatory limits on the ability of our subsidiaries to pay dividends.

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

Further to NAIC activities with respect to RBC calculation methodologies, the NAIC has recently adopted and is currently considering a variety of reforms to its RBC framework, which could increase the capital requirements for our U.S. insurance subsidiaries. For example, the NAIC recently adopted changes to certain statements of statutory accounting principles in connection with its principles-based bond project, which are currently scheduled to become effective on January 1, 2025, setting forth the factors to determine whether an investment in asset-backed securities qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term invested assets), the latter of which could result, among other things, in the capital charge treatment of an investment being less favorable. The NAIC also adopted an interim change to the life RBC formula for year-end 2023 and 2024 reporting to increase the RBC base factor for residual tranches of structured securities, and will further consider whether to increase or decrease the base factor in 2024. In addition, the NAIC is reviewing changes related to filing exempt status for certain securities, including a proposal that sets forth procedures for the NAIC’s review of investments that are exempt from filing with the NAIC’s Securities Valuation Office, which could result in, among other things, the capital charge treatment of the investment being less favorable.

During the course of 2023, the BMA issued consultation papers, and received feedback from stakeholders, on certain proposed enhancements to Bermuda’s regulatory regime for commercial insurers. The enhancements are aimed at ensuring that the regime continues to remain fit for purpose, in line with international standards and keeps pace with market developments. In addition to potential enhancements to technical provisions and computation of the BSCR, the BMA is seeking to strengthen supervisory cooperation and exchange of information and increased publication of regulatory information to further develop good governance and risk management practices, transparency, and market discipline. As at the end of 2023, draft rules and guidance notes were published for each commercial insurer class and insurance groups with the new requirements expected to come into force on March 31, 2024.

NRSROs may also implement changes to their internal models, which differ from the RBC and BSCR capital models, that have the effect of increasing or decreasing the amount of statutory capital our subsidiaries must hold in order to maintain their current ratings. To the extent that one of our insurance subsidiary’s solvency or capital ratios is deemed to be insufficient by one or more NRSROs to maintain their current ratings, we may take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we are unable to accomplish such actions, NRSROs may view this as a reason for a ratings downgrade. Regulatory developments, including the NAIC’s adoption of amendments to its Insurance Holding Company System Regulatory Act and Model Regulation requiring, subject to certain exceptions, that our retirement services business file a confidential annual group capital calculation and an annual liquidity stress test with the Iowa Insurance Division, the lead state insurance regulator of its U.S. insurance subsidiaries, may increase the amount of capital that our retirement services business is required to hold and could result in it being subject to increased regulatory requirements.

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

Our retirement services business faces single issuer concentration risk both in the context of strategic alternative investments, in which it occasionally holds significant equity positions, and large asset trades, in which it generally holds significant debt positions. The most significant concentration risk exposures of our retirement services business arising in the context of strategic alternative investments, on a risk-adjusted basis, is its investment in Athora, an insurance holding company focused on the European life insurance market. Given our retirement services business’ significant exposure to these issuers, it is subject to the risks inherent in their business. For example, as a life insurer, Athora is subject to credit risk with respect to its investment portfolio and mortality risk with respect to its product liabilities, each of which may be exacerbated by unforeseen events. Further, Athora has significant European operations, which expose it to volatile economic conditions and risks relating to European member countries and withdrawals thereof, such as the U.K. In addition, Athora is subject to multiple legal and regulatory regimes that may hinder or prevent it from achieving its business objectives. To the extent that our retirement services business suffers a significant loss on its investment in these issuers, including Athora, our financial condition, results of operations and cash flows could be adversely affected.

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

We increasingly confront potential and actual conflicts of interest relating to our business, our investment activities and the investment activities of the funds we manage. As an asset manager, conflicts of interest can arise in connection with investment decisions, including regarding the identification, making, management, valuation, disposition, and timing of a fund’s investments. These conflicts of interest include conflicts that arise among the funds we manage as well as between us and the funds we manage and other client accounts. Certain inherent conflicts of interest arise from the fact that (i) we provide investment management services to more than one fund or client, (ii) the funds we manage often have one or more overlapping investment strategies, and (iii) we could choose to allocate an investment to more than one fund or to ourselves. Also, the investment strategies employed by us for current and future clients, or on our own behalf, could conflict with each other, and may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more clients. If participation in specific investment opportunities is appropriate for more than one of the funds or other advisory clients we manage, participation in such opportunities will be allocated pursuant to our allocation policies and procedures, which take into account the terms of the relevant partnership or investment management agreement as well as the decisions of our allocations committees.

In addition to the potential for conflict among the funds and accounts we manage, we face the potential for conflict between us and the funds we manage or clients. These conflicts may include: (i) the allocation of investment opportunities between Apollo and the funds Apollo manages; (ii) the allocation of investment opportunities among funds with different performance fee structures, or where our personnel have invested more heavily in one fund than another; (iii) the determination of what constitutes fund-related expenses and the allocation of such expenses between our advised funds and us; and (iv) the ability of our personnel to, in certain circumstances, make investments in the funds we manage or funds managed by third parties on more favorable terms.

Further, from time to time, issues arise that present actual conflicts of interest, including between us and the funds we manage, among the funds we manage, or between our employees and the funds we manage. Examples of such conflicts include, without limitation, side-by-side managed funds with overlapping investment mandates; affiliated transactions (including principal transactions) between the funds we manage and/or between the funds we manage and Apollo and/or their portfolio investments; multi-tranche investments where the funds we manage are invested in one or more tranches of a portfolio investment while others are invested on a non-pari passu basis in the same or different tranches of such investment; and the use of affiliated service providers. Funds we manage hold interests in businesses, including operating companies and/or portfolio investments, that originate assets on a recurring basis, which we refer to as origination platforms. Through their origination business, the origination platforms create investment opportunities for us, our affiliates, as well as for the funds we manage in addition to third parties. Where such investment opportunities are allocated to the funds we manage, they can give rise to management fees, incentive compensation payable or allocable to us, and additional transaction-based compensation payable to our affiliated service providers, including the capital solutions fees discussed herein, which gives rise to conflicts of interest among us and the funds we manage.

The documents of the funds we manage typically do not mandate specific allocations with respect to co-investments. The investment advisers of the funds and accounts we manage may have an incentive to provide potential co-investment opportunities to certain investors in lieu of others and/or in lieu of an allocation to the funds we manage (including, for example, as part of an investor’s overall strategic relationship with us) if such allocations are expected to generate relatively greater fees or performance allocations to us than would arise if such co-investment opportunities were allocated otherwise.

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

We generally operate without information barriers in our asset management business (with limited exceptions based on established policies and procedures in respect of information barriers) that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions. Our executive officers, investment professionals or other employees may acquire confidential or material non-public information and, as a result, they, we, the funds we manage and other clients may be restricted from initiating transactions in certain securities. In the event that any of our employees obtains such material non-public information, we may be restricted in acquiring or disposing of investments on behalf of the funds we manage, which could impact the returns generated for such funds. Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material non-public information could fail and result in us, or one of our investment professionals, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory or financial sanctions and, as a consequence, negatively impact our ability to provide our investment management services to our clients and the funds we manage.

The functions of certain of our affiliates also give rise to a number of conflicts of interest. For example, certain of our affiliates are broker-dealers registered with the SEC and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) that principally conduct private placements and provide services in respect of the underwriting and syndication of securities, transaction advisory services, capital markets advisory and structuring services, sourcing services and merger and acquisition advisory services. Additionally, certain of our affiliates and/or portfolio companies of the funds we manage provide a variety of services with respect to financial instruments, including loans, that are not subject to broker-dealer regulations, such as originating, administering, arranging, structuring, placing and syndicating loans, debt advisory and other similar services to the funds we manage and their portfolio companies, as well as third parties. While we believe these kinds of transactions are beneficial to our clients and the funds we manage, the functions that our affiliates may perform give rise to a number of conflicts of interest, including, for example, with respect to the allocation of investment opportunities.

In connection with the services rendered by our affiliates to the funds we manage and their portfolio companies, such affiliates and/or the portfolio companies receive fees from the funds we manage, portfolio companies of the funds we manage and third-party borrowers. Furthermore, a borrower or an issuer may view all fees, expense reimbursements and interest related to financing (or similar instrument) as one charge it is incurring as part of our financing package to them and therefore doesn’t distinguish between (x) the fees paid to our affiliates and (y) returns earned by the funds we manage whether in the form of interest, investment returns or other fees. This can lead to less negotiation over fees paid to our affiliates, potentially resulting in reduced returns for the funds we manage and an incentive to pursue investment opportunities with greater fee opportunities for our affiliates that could create a bias towards investment opportunities that generate the greatest amount of fee opportunities for our affiliates even at the expense of the investment returns sought by our clients and the funds we manage. Consequently, our relationship with these entities may give rise to conflicts of interest between (i) us and portfolio companies of the funds we manage and/or (ii) us and the funds we manage. Additionally, some of our personnel are dual affiliated with other organizations, including our affiliated broker-dealers. We employ commercially reasonable efforts to use separate teams for investment opportunities (one for our affiliated investment manager and the other for our affiliated service provider) and identify the separate services provided by each team in order to seek to ensure that the services provided by each team are readily distinguishable from each other. However, we may not be able to maintain a distinct set of services provided by the two teams for some investment opportunities, and such dual affiliation gives rise to conflicts of interest, including for example with respect to allocation of time, resources, and investment opportunities.

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

We are subject to extensive regulation, including periodic examinations and requirements to obtain and maintain licenses and/or other approvals, by government agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of the various laws and regulations to which we are subject are discussed in “Item 1. Business—Regulatory and Compliance Matters.” As detailed in that section, certain of our businesses, subsidiaries and/or affiliates are, among others, regulated under the Investment Advisers Act; the Investment Company Act; the Dodd-Frank Wall Street Reform and Consumer Protection Act; the EU Alternative Investment Fund Managers Directive; the EU Markets in Financial Instruments Directive; the EU General Data Protection Regulation (as implemented in countries in the European Economic Area) and the U.K. General Data Protection Regulation; the U.K. Data Protection Act 2018 and potentially various new and emerging EU and U.K. cybersecurity laws; the Cayman Islands Data Protection Act; the Gramm-Leach-Bliley Act; the California Consumer Privacy Act of 2018 and a variety of other U.S. state privacy and cybersecurity laws; the Regulation on OTC Derivatives, Central Counterparties and Trade Repositories; as well as by the Financial Stability Oversight Council and similar non-U.S. regulators; the Federal Reserve; the SEC; FINRA; the U.S. Department of Labor; the Internal Revenue Service (“IRS”); the Office of the Comptroller of the Currency; the Federal Communications Commission; insurance regulators in U.S. states, the EU, Bermuda, U.K., Ireland, Italy, Switzerland, Germany, Belgium, the Netherlands, Australia, Singapore, Canada, Cayman Islands and Malaysia; banking regulators in Germany, Slovenia and Spain; as well as rules and regulations regarding CLO risk retention, real estate investment trusts, broker-dealers, “over the counter” derivatives markets, commodity pool operators, commodity trading advisors, gaming companies, and natural resources companies. We distribute many of our products through financial intermediaries, including third-party broker-dealers, and as such, increasing broker-dealer regulation (particularly concerning marketing and sales practices) could make it more difficult and expensive for us to distribute such products. We are also subject to laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act, as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Department of Commerce and the U.S. Department of State.

Increasingly, we are or may be subject to new initiatives and additional rules and regulations relating to sustainable finance and/or environmental, social and governance matters, including but not limited to: in the EU, the EU Regulation on the Establishment of a Framework to Facilitate Sustainable Investment as well as the EU Sustainable Finance Disclosure Regulation and supporting regulatory technical standards; and, in the U.K., the U.K. FCA’s disclosure rules for asset managers aligned with the recommendations of the Taskforce on Climate-Related Financial Disclosures as well as the forthcoming Sustainability Disclosure Requirements and investment labelling regime and the proposed U.K. Green Taxonomy. Compliance with such laws and regulations requires increasing amounts of resources and the attention of our management team. Any violation, even if alleged, of such laws and regulations or any failure to obtain or maintain licenses and/or other regulatory approvals as required for our operations may have a material adverse effect on our businesses, financial condition, results of operations, liquidity, cash flows and prospects.

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

Our businesses may be adversely affected as a result of new or revised legislation or regulations imposed by U.S. or foreign government agencies or self-regulatory organizations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these government agencies and self-regulatory organizations. For instance, the SEC and other regulators have been increasing regulation of private funds and advisers to private funds, and this type of regulation may make it more difficult for us to manage and distribute both our private fund products and our products that are purchased by third-party private fund managers.

In addition, each of the financial services and insurance industry is the focus of increased regulatory scrutiny as various U.S. state and federal government agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the industry. Government agencies and insurance standard setters in the U.S. and worldwide have also become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the development of ComFrame, which will be applicable to IAIGs designated by their group-wide supervisor and includes a group capital requirement in addition to the current legal entity capital requirements and any group capital requirements imposed by relevant insurance laws and regulations. Consequently, we may be subject to new, divergent, conflicting, increasingly severe regulations and restrictions on our business that could have a material adverse effect on our businesses, financial condition, results of operations, liquidity, cash flows and prospects. On February 6, 2024, the IID identified Apollo as meeting the criteria as an IAIG and further identified Athene as the Head of the IAIG. In general, the Head of the IAIG is the uppermost entity to which obligations associated with an IAIG designation attach. As a result of these identifications, we expect Athene to be subject to the relevant capital standard that the U.S. applies to IAIGs. The IID further identified itself as the Group-Wide Supervisor for Apollo (in a distinct capacity from its role as supervisor for Athene). Iowa has been effectively serving in this role for a significant period of time; this identification is a formal recognition of the IID’s existing supervisory relationship to Apollo. At this time, we do not expect a significant impact on Athene’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on Athene’s capital position or capital structure and any other burdens being named an IAIG may impose on Athene or its insurance affiliates.

Guaranty associations may also subject Athene to assessments that requires it to pay funds, subject to certain limits, to cover contractual obligations under insurance policies issued by insurance companies which become impaired or insolvent. Although Athene has not historically paid material amounts in connection with these assessments, we cannot accurately predict the magnitude of such amounts in the future, or accurately predict which past or future insolvencies of competitors could lead to such assessments. Any such future assessments may have a material adverse effect on our financial condition, results of operations, liquidity or cash flows and any reserves we have previously established for these potential assessments may not be adequate.

We are subject to third-party litigation from time to time that could result in significant liabilities and reputational harm, which could have a material adverse effect on our results of operations, financial condition and liquidity.

The activities of our businesses, including the investment activities of the funds we manage and activities of our employees in connection with the funds, their portfolio companies, our insurance subsidiaries, as well as publicly listed vehicles we manage or sponsor may subject us and certain of our employees to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of such funds, holders of our or the funds’ portfolio companies’ debt or equity, policyholders of our retirement services business, public stockholders and a variety of other potential litigants. In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund, breach of fiduciary duties or securities laws, or other forms of misconduct. If such allegations are made against our Board or management, Section 220 of the Delaware General Corporation Law (the “DGCL”) allows stockholders to access corporate books and records to investigate wrongdoing. Fund investors could sue us to recover amounts lost by the funds we manage due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of the funds we manage or from third-party allegations that we (i) improperly exercised control or influence over companies in which the funds we manage have large investments or (ii) are liable for actions or inactions taken by portfolio companies that such third parties argue we control. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. Our rights to indemnification by the funds we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. With many highly paid investment professionals and complex compensation and incentive arrangements, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. We are also increasingly faced with the risk of litigation or investigation in relation to environmental, social and/or governance-related issues given the increasing scrutiny of such issues by investors, other stakeholders, regulators, and other third parties as well as due to the increasing disclosure obligations on our businesses, the funds we manage, and their portfolio companies. Such risks may relate to accusations concerning but not limited to: (i) the activities of portfolio companies, including environmental damage and violations of labor and human rights; (ii) misrepresentations of the investment strategies of the funds we manage as well as about our, the funds’, and their investments’ performance against environmental, social and/or governance-related measures and/or initiatives; or (iii) breaches of fiduciary duty in relation to the funds we manage and other violations of law related to the management of environmental, social and/or governance-related risks.

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

Risks Related to Taxation

The tax treatment of our structure is complex and may be subject to change as a result of new laws or regulations or differing interpretations of existing laws and regulations, under audit or otherwise, potentially on a retroactive basis.

The tax treatment of our structure and transactions undertaken by us depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal, state, local and non-U.S. income tax law for which no clear precedent or authority may be available. In addition, U.S. federal, state, local and non-U.S. income tax rules are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury, and U.S. state and local and non-U.S. legislative and regulatory bodies, which frequently results in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. It is possible that future legislation increases the U.S. federal income tax rates applicable to corporations, limits further the deductibility of interest, or effects other changes that could have a material adverse effect on our business, results of operations and financial condition.

We cannot predict whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. (including state or local) or non-U.S. tax payable by us, the funds we manage, portfolio companies owned by such funds or by investors in our shares. If any such developments occur, our business, results of operations and cash flows could be adversely affected and such developments could have an adverse effect on your investment in our shares.

Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to us and our subsidiaries is sometimes open to interpretation. Moreover, the application of such laws, regulations and treaties may not be compatible with one another. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate and/or have other unforeseen adverse tax consequences.

In addition, we or certain of our subsidiaries or certain portfolio companies of the funds we manage are currently (or have been recently) under tax audit in various jurisdictions, and these jurisdictions or any others where we conduct business may assess additional tax against us. While we believe our tax positions, determinations, and calculations are reasonable, the final determination of tax upon resolution of any audits could be materially different from our historical tax provisions and accruals. Should additional material taxes be assessed as a result of an audit, assessment, or litigation, there could be an adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.

Our structure is subject to a number of new minimum tax regimes, the implementation of which remains uncertain. These regimes may not be compatible with one another and may cause us adverse tax consequences.

The U.S. Congress, the Organisation for Economic Co-operation and Development (the “OECD”) and other government bodies and organizations in jurisdictions where we and our affiliates invest or conduct business have continued to recommend and implement changes related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, has proposed and driven the implementation by its member countries of changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties.

The BEPS project includes a two-pillar initiative, “BEPS 2.0,” which is aimed at (1) shifting taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) ensuring all companies pay a global minimum tax (“Pillar Two”). Pillar One will, broadly, re-allocate taxing rights over 25% of the residual profits of multinational enterprises (“MNEs”) with global turnover in excess of 20 billion euros (excluding extractives and regulated financial services) to the jurisdictions where the customers and users of those MNEs are located. Pillar Two will, broadly, consist of two interlocking domestic rules (together the Global Anti-Base Erosion Rules (“GloBE Rules”)): (1) an Income Inclusion Rule (“IIR”), which imposes top-up tax on a parent entity in respect of the low-taxed income of a constituent entity; and (2) an Undertaxed Payment Rule (“UTPR”), which denies deductions or requires an equivalent adjustment to the extent the low-taxed income of a constituent entity is not subject to tax under an IIR. There will also be a treaty-based Subject To Tax Rule that allows source jurisdictions to impose limited source taxation on certain related party payments subject to tax below a minimum rate.

Several aspects of the model GloBE Rules, including whether some or all of our activities may fall within the scope of the exclusions therefrom, currently remain unclear or uncertain notwithstanding existing commentary and guidance. The United Kingdom enacted legislation in July 2023 implementing the IIR via a “multinational top-up tax” (“MTT”), alongside a U.K. domestic top-up tax, that will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023.

It is likely that other countries or jurisdictions will implement the recommended model GloBE Rules (including either or both of the IIR or UTPR) as drafted or in a modified form, although some countries may not introduce such changes. As noted below, Bermuda has enacted the Bermuda Corporate Income Tax Act 2023 (the “Bermuda CIT”) in response to the Pillar Two initiative. The implications of these rules for our business remain uncertain, both at a domestic level in Bermuda and in terms of how the Bermuda CIT, which does not come into full effect until January 1, 2025, might interact with the U.K. MTT and UTPR legislation or other Pillar Two implementing legislation in relevant jurisdictions.

In addition, depending on how the model GloBE Rules are implemented or clarified by additional commentary or guidance in the future, they may result in material additional tax being payable by our business and the businesses of the companies in which we invest. The ultimate implementation of the BEPS project may also increase the complexity and the burden and costs of compliance and advice relating to our ability to efficiently fund, hold and realize investments, and could necessitate or increase the probability of some restructuring of our group or business operations. The implementation of the BEPS project may also lead to additional complexity in evaluating the tax implications of ongoing investments and restructuring transactions within our business.

As noted above, on December 27, 2023, the Government of Bermuda enacted the Bermuda CIT. Commencing on January 1, 2025, the Bermuda CIT generally will impose a 15% corporate income tax on entities that are tax residents in Bermuda or have a Bermuda permanent establishment and are members of multi-national groups with consolidated revenues in excess of €750 million for at least two of the last four fiscal years. The Bermuda CIT also includes various transitional provisions and elections that may reduce the economic impact of the tax imposed. We expect that our subsidiaries that are organized in Bermuda generally will be subject to tax under the Bermuda CIT. We are continuing to evaluate the impact of the Bermuda CIT on certain of our subsidiaries, including the transitional provisions and elections that are intended to mitigate the risk of an incremental cash tax burden. Prior to the enactment of the Bermuda CIT, certain of our subsidiaries had received from the Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, Tax Assurance Certificates that they generally would not be subject to income or estate tax until March 31, 2035. Despite the enactment of the Bermuda CIT, possible future amendments, regulations or other guidance thereto, and the limited nature and duration of the Tax Assurance Certificates, we do not expect to be subject to an amount of Bermuda taxes in the future that will materially negatively affect our earnings and results of operations in any given year but there can be no assurances that any such taxes will not be imposed.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations (“CAMT”) as well as an excise tax on stock repurchases. Based on interpretations and assumptions we have made regarding the CAMT, which may change once further regulatory guidance is issued, we do not currently expect the CAMT to have a material impact on our financial condition. The impact of the IRA and the CAMT on our financial condition will depend on the facts and circumstances of each year.

In addition, the U.S. has enacted, pursuant to the Tax Cuts and Jobs Act (the “TCJA”), the Base Erosion and Anti-Abuse Tax (“BEAT”) which also operates as a minimum tax and is generally calculated as a percentage (10% for taxable years before 2026 and 12.5% thereafter) of the “modified taxable income” of an “applicable taxpayer” and applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year, determined without regard to certain tax credits. Certain of our reinsurance agreements require our U.S. subsidiaries, including any non-U.S. subsidiaries that have elected to be subject to U.S. federal income taxation, to pay or accrue substantial amounts to certain of our non-U.S. reinsurance subsidiaries that would be characterized as “base erosion payments” with respect to which there are “base erosion tax benefits.” These and any other “base erosion payments” may cause us to be subject to the BEAT. In addition, tax authorities may disagree with our BEAT calculations, or the interpretations on which those calculations are based, and assess additional taxes, interest and penalties. There may be material adverse consequences to our business if tax authorities successfully challenge our BEAT calculations, in light of the uncertainties described above.

Certain of our non-U.S. subsidiaries may be subject to U.S. federal income taxation in an amount greater than expected.

Certain of our non-U.S. subsidiaries are treated as foreign corporations under the Internal Revenue Code of 1986, as amended (such subsidiaries, the “Non-U.S. Subsidiaries”). Each of the Non-U.S. Subsidiaries currently intends to operate in a manner that will not cause it to be subject to U.S. federal income taxation on a net basis in any material amount. However, there is considerable uncertainty as to whether a foreign corporation is engaged in a trade or business (or has a permanent establishment) in the U.S., as the law is unclear and the determination is highly factual and must be made annually. Therefore, there can be no assurance that the IRS will not successfully contend that a Non-U.S. Subsidiary that does not intend to be treated as engaged in a trade or business (or as having a permanent establishment) in the U.S. does, in fact, so engage (or have such a permanent establishment). If any such Non-U.S. Subsidiary is treated as engaged in a trade or business in the U.S. (or as having a permanent establishment), it may incur greater tax costs than expected on any income not exempt from taxation under an applicable income tax treaty, which could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, certain of our subsidiaries are treated as resident in the U.K. for U.K. tax purposes (the “U.K. Resident Companies”) and expect to qualify for the benefits of the income tax treaty between the U.S. and the U.K. (the “U.K. Treaty”) by reason of being subsidiaries of AGM or by reason of satisfying an ownership and base erosion test. Accordingly, our U.K.

Resident Companies are expected to qualify for certain exemptions from, or reduced rates of, U.S. federal taxes that are provided for by the U.K. Treaty. However, there can be no assurances that our U.K. Resident Companies will continue to qualify for treaty benefits or satisfy all of the requirements for the tax exemptions and reductions they intend to claim. If any of our U.K. Resident Companies fails to qualify for such benefits or satisfy such requirements, it may incur greater tax costs than expected, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our ownership of certain non-U.S. entities could cause us to be subject to U.S. federal income tax in amounts greater than expected, which could adversely affect the value of your investment.

Certain of our investments may be in foreign corporations or may be acquired through foreign subsidiaries that would be classified as corporations for U.S. federal income tax purposes. Such entities may be passive foreign investment companies (“PFICs”) or controlled foreign corporations (“CFCs”) for U.S. federal income tax purposes. For example, certain of our subsidiaries are non-U.S. companies and certain portfolio companies owned by the funds we manage are considered to be CFCs for U.S. federal income tax purposes. In addition, in December 2017, the TCJA introduced changes to the determination of when a foreign corporation is treated as a CFC and whether a U.S. shareholder of a CFC is required to include its pro rata share of certain income generated by the CFC into income currently regardless of whether the shareholder receives any related distributions of cash. Aspects of these changes remain uncertain, and we may experience adverse U.S. tax consequences as a result of our ownership of non-U.S. companies, including the recognition of taxable income attributable to such companies’ non-U.S. operations and as a result, our financial condition, results of operations and cash flows could be adversely affected. In addition, if a reinsurance agreement is entered into among related parties, the IRS is permitted to reallocate or recharacterize income, deductions or certain other items, and to make any other adjustment, to reflect the proper amount, source or character of the taxable income of each of the parties. Reinsurance agreements between our U.S. insurance companies and their Bermuda affiliates may be subject to such challenge by the IRS. If the IRS were to successfully challenge our reinsurance arrangements, our financial condition, results of operations and cash flows could be adversely affected.

Changes in tax law could adversely impact our earnings.

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

The OECD has also developed the Common Reporting Standard (the “CRS”) for exchange of information pursuant to which many countries have now signed multilateral agreements. Rules and regulations are currently and will continue to be introduced (particularly pursuant to the EU “Directive on Administrative Co-Operation”, or “DAC 6”, and the OECD’s model Mandatory Disclosure Rules) which require the reporting to tax authorities of information about certain types of arrangements, including arrangements which may circumvent the CRS. Compliance with CRS and other similar regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.

In addition, several of the BEPS measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements, are relevant to some of our fund structures and could have an adverse impact on the funds we manage, investors and the portfolio companies of the funds we manage. OECD member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted vary among participating member countries, significant uncertainty remains regarding the full impact of the

BEPS project for our business. Uncertainty remains around, among other matters, access to tax treaties for some of the investments’ holding platforms, which could create situations of double taxation and adversely impact the investment returns of the funds we manage.

The European Union (“EU”) adopted the Anti-Tax Avoidance Directive 2016/1164 (commonly referred to as “ATAD I”), which directly implements some of the BEPS project actions points within EU law. The deadline for EU Member States to transpose ATAD I into domestic laws has passed and the Council of the EU formally adopted the Council Directive amending Directive (EU) 2016/1164 as regards hybrid mismatches with third countries (commonly referred to as “ATAD II”). ATAD II has come into force in Member States (subject to relevant derogations). ATAD I and ATAD II could cause certain of our investments to be subject to double taxation which could adversely impact the investment returns of the funds we manage.

Risks Related to Our Common Shares

The market price and trading volume of our shares may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares may fluctuate and cause significant price variations to occur. You may be unable to resell your shares at or above your purchase price, if at all. Some of the factors that could negatively affect the price of our shares or result in fluctuations in the price or trading volume of our shares include: variations in our quarterly operating results, which variations we expect will be substantial, or dividends; our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns; our creditworthiness, results of operations and financial condition; the credit ratings of the shares; dilution caused by the conversion of our Mandatory Convertible Preferred Stock; the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities; failure to meet analysts’ earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our shares; additions or departures of key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by stockholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our businesses or enforcement of these laws and regulations, or announcements relating to these matters; a lack of liquidity in the trading of our shares; adverse publicity about the investment management industry generally or individual scandals, specifically; a breach of our computer systems, software or networks, or misappropriation of our proprietary information; and economic, financial, geopolitical, regulatory or judicial events or conditions that affect us or the financial markets.

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

Article XIV of our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL, the Certificate of Incorporation or our Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) any action asserting a claim governed by the internal affairs doctrine, except for, as to each of (a) through (d) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. The exclusive forum provision also provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction, in which case the U.S. federal district courts shall be the exclusive forum for such claims unless the Company consents in writing to an alternative forum. Stockholders cannot waive, and will not be deemed to have waived under the exclusive forum provision, the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Certificate of Incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Declaration, payment and amounts of dividends, if any, to holders of our shares will be uncertain.

It is expected that we will continue to pay an annual dividend on our common stock, with increases based on the growth of the business as determined by our board of directors. The amount of dividends, if any, that are declared or paid to our stockholders, depends on a number of factors. Our board of directors will have sole discretion to determine whether any dividends will be declared, when dividends, if any, are declared, and the amount of such dividends. We expect that such determination would be based on a number of considerations, including our results of operations and capital management plans and the market price of our shares, the availability of funds, our access to capital markets as well as industry practice and other factors deemed relevant by our board of directors, such as insurance regulatory requirements applicable to our subsidiaries. In addition, our ability to pay dividends and the amount of any dividends ultimately paid in respect of our shares will, in each case, be subject to receiving funds, directly or indirectly, from our operating subsidiaries, AAM and AHL. Furthermore, the ability of these operating subsidiaries to make distributions to us will depend on satisfying applicable law with respect to such distributions and making prior distributions on the AHL outstanding preferred stock, and the ability of AAM and AHL to receive distributions from their own respective subsidiaries will continue to depend on applicable law with respect to such distributions. There can be no guarantee that our stockholders will receive or be entitled to dividends commensurate with our historical dividends.

In addition, on August 11, 2023, we issued 28,750,000 shares of Mandatory Convertible Preferred Stock with a dividend rate of 6.75% per annum on the liquidation preference of $50 per share. The Mandatory Convertible Preferred Stock ranks senior to our common stock with respect to the payment of dividends. As long as any share of Mandatory Convertible Preferred Stock is outstanding, unless all accumulated and unpaid dividends on the Mandatory Convertible Preferred Stock for all preceding dividend periods have been declared and paid in full or declared and set apart for payment, we may not declare, pay or set apart for payment any dividends on our common stock or any other class or series of stock that ranks junior to the Mandatory Convertible Preferred Stock. Dividends on the Mandatory Convertible Preferred Stock are discretionary and cumulative. Holders of Mandatory Convertible Preferred Stock will only receive dividends on their shares when, as and if declared by our board of directors. If dividends on the Mandatory Convertible Preferred Stock have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not consecutive, holders of Mandatory Convertible Preferred Stock, together as a class with holders of any other series of parity stock with like voting rights, will be entitled to vote for the election of two additional directors to our board of directors. This right to elect additional directors to our board of directors will dilute the representation of our stockholders on our board of directors and may adversely affect the market price of our common stock. When quarterly dividends have been declared and set apart for payment in full, the right of the holders of Mandatory Convertible Preferred Stock to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting our board of directors will be reduced accordingly. Additional risks related to the Mandatory Convertible Preferred Stock are contained in the prospectus supplement dated August 8, 2023.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

AGM’s board of directors is involved in overseeing the Company’s risk management program, including with respect to cybersecurity, which is a critical component of the Company’s overall approach to enterprise risk management (“ERM”). For additional information about our risk management framework, see “Part II—Item 7A. Quantitative and Qualitative Disclosures

About Market Risk—Risk Management Framework.” Our cybersecurity policies and practices are fully integrated into our ERM framework through our reporting, risk management and oversight channels and are based, in part, on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

•Governance. As discussed further under the heading “Cybersecurity Governance”, our board of directors has an oversight role, as a whole and also at the committee level, in overseeing management of AGM’s risks, including our cybersecurity risks. AGM’s Chief Information Security Officer (“CISO”) and AHL’s CISO, with support from the broader Technology team, are responsible for information security strategy, policies and practices.
•Collaborative Approach. The Company utilizes a cross-functional approach involving stakeholders across multiple departments, including Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Technical Safeguards. The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis using vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning. The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•Third-Party Risk Management. The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Education and Awareness. The Company provides regular, mandatory training for personnel regarding cybersecurity threats to equip the Company’s personnel with effective tools to help mitigate cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

The Company engages in the periodic assessment and testing of the Company’s policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The Company regularly engages third parties, including auditors and consultants, to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Company’s risk management function, and the Company adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews.

Cybersecurity threat risks have not materially affected the Company, including our business strategy, results of operations or financial condition. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect the Company, see “Item 1A. Risk Factors—Operating Risks—We rely on technology and information systems, many of which are controlled by third-party vendors, to maintain the security of our information and technology networks and to conduct our businesses, and any failures or interruptions of these systems could adversely affect our businesses and results of operations.”

Cybersecurity Governance

In our asset management business, our board of directors’ oversight of cybersecurity risk management is supported by the audit committee of the AGM Board of Directors (the “AGM Audit Committee”), the AAM Global Risk Committee (“AGRC”), the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. Our board of directors, the AGM Audit Committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from the Company’s risk management professionals, the Company’s Chief Security Officer (“CSO”), CISO, other members of management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from

Technology, Legal, Compliance, and ERM. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, the Board and/or the AGM Audit Committee receive quarterly risk updates from our risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM board or the AGM Audit Committee receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, as well as from AHL’s CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties.

In our retirement services business, our board of directors’ oversight of cybersecurity risk management is supported by the AHL board of directors, the AHL board’s audit, risk, and legal and regulatory committees, the AHL management risk committee, the AHL management operational risk committee and AHL management. AHL’s Chief Information Officer (“CIO”), CISO, General Counsel and certain other members of AHL’s senior management meet periodically with the audit, risk, and legal and regulatory committees of AHL’s board of directors to review AHL’s information technology and cybersecurity risk profile and to discuss risk mitigation plans.

Apollo and Athene Cyber teams coordinate with and leverage one another across a number of areas. The CISOs meet regularly to discuss cyber-related risks, programs and projects. Other members of Apollo and Athene’s Cyber teams meet as needed on a variety of topics and open lines of communications are present to allow for the information sharing across the retirement services and asset management businesses.

Asset Management

The AGM CISO, in coordination with Technology and ERM, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the AGM Audit Committee or AGM board, as appropriate.

AGM’s CSO holds an undergraduate degree in Management Information Systems and Business Administration, which he received magna cum laude. He has over 25 years of cyber-related experience, having served in various roles in technology and cybersecurity, including as Head of IT Risk Management, Executive Director of IT & Risk Compliance, and Global IT Risk Evaluation Lead at large financial institutions and consulting firms. He was also previously AGM’s CISO for nearly eight years. AGM’s CISO holds a master’s degree in Business Information Systems and has served in various roles in information technology and information security for over 25 years across a number of large financial institutions, including as Director, Cybersecurity and Risk.

Retirement Services

AHL’s information security program is managed by its CISO with collaboration across lines of businesses and corporate functions. AHL’s CISO is a senior-level executive responsible for establishing and executing AHL’s information security strategy, including cybersecurity oversight. AHL’s information security program implements a detailed cyber incident response plan that provides controls and procedures for handling cyber incidents and incorporates a cross-functional approach to addressing cyber risk, with engagement among internal working groups. AHL’s CIO and CISO are members of AHL’s management operational risk committee, which reports to AHL’s management risk committee, which reports to AHL’s board risk committee.

AHL’s CIO has over 30 years of insurance and financial services operations and technology experience, having held numerous operations and technology leadership positions, including as the Global Business Information Officer of Consumer Businesses and Chief Information Officer of Life and Retirement at large insurance companies. He holds an undergraduate degree in Business Management and a master’s degree in Management Information Systems. AHL’s CISO is responsible for managing Athene’s information security program. He has over 15 years of information security experience and is a Certified Information Systems Security Professional, Certified Information Systems Auditor, Certified Information Systems Manager, and Check Point Certified Engineer. He holds an undergraduate degree in Statistical Science and a master’s degree in business.

ITEM 2.    PROPERTIES

Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019.

In our asset management business, Apollo also leases the space for our offices in New York, Los Angeles, El Segundo, Carlsbad, Houston, Bethesda, Greenwich, Miami, Palm Beach, London, Frankfurt, Luxembourg, Mumbai, New Delhi, Singapore, Hong Kong, Shanghai, Tokyo and Sydney, among other locations throughout the world.

In our retirement services business, Athene owns its headquarters, which is located in West Des Moines, Iowa and leases its head office for Bermuda operations, which is located in Hamilton, Bermuda. The retirement services business includes Athene’s Iowa and Bermuda offices.

The Company considers these facilities to be suitable and adequate for the management and operation of its businesses.

ITEM 3.    LEGAL PROCEEDINGS

See a summary of the Company’s legal proceedings set forth in note 20 to our consolidated financial statements, which is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “APO.”

The number of holders of record of our common stock as of February 23, 2024 was 293. This does not include the number of stockholders that hold stock in “street name” through banks or broker-dealers.

Stock Performance Graph

The following graph depicts the total return to holders of our common stock from the closing price on December 31, 2018 through December 31, 2023, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 31, 2018 and dividends received reinvested in the security or index.

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

Total Return Performance
Index Value
500
400
300
200
100
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
APO U.S. Equity
S&P 500 Index
Dow Jones U.S. Asset Manager

Dividend Policy

The quarterly cash dividend previously paid to our common stockholders can be found in note 17 to our consolidated financial statements. We have also declared a cash dividend of $0.43 per share of common stock in respect to the fourth quarter of 2023 which will be paid on February 29, 2024 to holders of record at the close of business on February 20, 2024. Our current intention is to pay an annual cash dividend of $1.85 per share of common stock.

We have also declared and set aside for payment a cash dividend of $0.8438 per share of our Mandatory Convertible Preferred Stock, which will be paid on April 30, 2024 to holders of record at the close of business on April 15, 2024.

The declaration and payment of any dividends on our common stock or Mandatory Convertible Preferred Stock are at the sole discretion of our board of directors, which may change the dividend policy at any time, including, without limitation, to eliminate the dividend on common stock entirely, and will depend upon many factors, including general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax and regulatory restrictions, restrictions and other implications on the payment of dividends by us or by our subsidiaries to us and such other factors as our board of directors may deem relevant. Because AGM is a holding company, the primary source of funds for AGM’s dividends are distributions from its operating subsidiaries, AAM and AHL. Furthermore, the ability of these operating subsidiaries to make distributions to AGM will depend on satisfying applicable law with respect to such distributions and making prior distributions on the AHL outstanding preferred stock, and the ability of AAM and AHL to receive distributions from their own respective subsidiaries will continue to depend on applicable law with respect to such distributions. See “Item 1A. Risk Factors—Risks Related to Our Common Shares—Declaration, payment and amounts of dividends, if any, to holders of our shares will be uncertain.”

Under the DGCL we may only pay dividends to our stockholders out of (i) our surplus, as defined and computed under the provisions of the DGCL or (ii) our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Subject to the rights of the holders of Mandatory Convertible Preferred Stock and any other preferred shares and applicable law, our Certificate of Incorporation and Bylaws provide that our board of directors may, in its sole discretion, at any time and from time to time, declare, make and pay dividends to the holders of our common stock. Instruments governing indebtedness that we or our subsidiaries incur in the future may contain restrictions on our or our subsidiaries’ ability to pay dividends or make other cash distributions to equity holders.

Unregistered Sale of Equity Securities

On November 15, 2023, the Company issued 33,806 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 3,469 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended December 31, 2023.

Period	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[1]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
October 1, 2023 through October 31, 2023
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	49,405		49,405
Total	49,405	$79.04	49,405	$989,478,985
November 1, 2023 through November 30, 2023
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	464,908		464,908
Total	464,908	$85.03	464,908	$949,945,808
December 1, 2023 through December 31, 2023
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	283,496		283,496
Total	283,496	$92.26	283,496	$923,790,657
Total
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	797,809		797,809
Total	797,809		797,809

[1] Pursuant to a share repurchase program that was publicly announced on January 3, 2022, as amended on February 21, 2023, the Company was authorized to repurchase (i) up to an aggregate of $1.0 billion of shares of its common stock in order to opportunistically reduce its share count and (ii) up to an aggregate of $1.5 billion of shares of its common stock in order to offset the dilutive impact of share issuances under the its equity incentive plans, in each case with the timing and amount of repurchases to depend on a variety of factors including price, economic and market conditions as well as expected capital needs, evolution in Company’s capital structure, legal requirements and other factors. On February 8, 2024, the AGM board of directors terminated the Company’s prior share repurchase program and approved a new share repurchase program, pursuant to which, the Company is authorized to repurchase up to $3.0 billion of shares of its common stock to opportunistically reduce the Company’s share count or offset the dilutive impact of share issuances under the Company’s equity incentive plans. Under the share repurchase program, repurchases may be of outstanding shares of common stock occurring from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, as well as through reductions of shares that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended. The program may be suspended, extended, modified or discontinued at any time.

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

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, Inc.’s consolidated financial statements and the related notes as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods. Target returns included in this report are presented gross and do not account for fees, expenses and taxes, which will reduce returns. Target returns are neither guarantees nor predictions or projections of future performance. There can be no assurance that target returns will be achieved or that Apollo will be successful in implementing the applicable strategy. Actual gross and net returns for funds managed by Apollo, and individual investors participating directly or indirectly in funds managed by Apollo, may vary significantly from the target returns set forth herein.

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of December 31, 2023, Apollo had a team of 4,879 employees, including 1,976 employees of Athene.

Asset Management

Our Asset Management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of December 31, 2023, we had total AUM of $651 billion.

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

Yield

Yield is our largest asset management strategy with $480 billion of AUM as of December 31, 2023. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 6% gross ROE and a 5% net ROE annualized through December 31, 2023.

Hybrid

Our hybrid strategy, with $62 billion of AUM as of December 31, 2023, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and a 7% net ROE annualized and the hybrid value funds we manage have generated a 20% gross IRR and a 15% net IRR from inception through December 31, 2023.

Equity

Our equity strategy manages $108 billion of AUM as of December 31, 2023. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target returns above 15% in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2023.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene’s primary product line is annuities, which include fixed, payout and group annuities issued in conjunction with pension group annuity transactions. Athene also offers funding agreements, which are comprised of funding agreements issued under its FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with an original maturity exceeding one year. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support.

Our retirement services business focuses on generating spread income by combining the two core competencies of (1) sourcing long-term, persistent liabilities and (2) using the global scale and reach of our asset management business to actively source or originate assets with Athene’s preferred risk and return characteristics. Athene’s investment philosophy is to invest a portion of its assets in securities that earn an incremental yield by taking measured liquidity and complexity risk and capitalize on its long-dated, persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming incremental credit risk. A cornerstone of Athene’s investment philosophy is that given the operating leverage inherent in its business, modest investment outperformance can translate to outsized return performance. Because Athene maintains discipline in underwriting attractively priced liabilities, it has the ability to invest in a broad range of high-quality assets to generate attractive earnings.

Principal Investing

Our Principal Investing segment is comprised of our realized performance fee income, realized investment income from our balance sheet investments, and certain allocable expenses related to corporate functions supporting the entire company. The Principal Investing segment also includes our growth capital and liquidity resources at AGM. Over time, we may deploy capital into strategic investments over time that will help accelerate the growth of our Asset Management segment, by broadening our investment management and/or product distribution capabilities or increasing the efficiency of our operations. We believe these investments may translate into greater compounded annual growth of Fee Related Earnings.

Given the cyclical nature of performance fees, earnings from our Principal Investing segment, or PII, are inherently more volatile in nature than earnings from the Asset Management and Retirement Services segments. We earn fees based on the investment performance of the funds we manage and compensate our employees, primarily investment professionals, with a meaningful portion of these proceeds to align our team with the investors in the funds we manage and incentivize them to deliver strong investment performance over time. To enhance this alignment, we have increased the proportion of performance fee income we pay to our employees over the last few years.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. The global financial system experienced increased volatility in 2023 due to the failure of certain financial institutions, primarily U.S. regional banks. The current macroeconomic environment, recent bank failures and consolidations, changes in business and consumer behavior and other events affecting financial institutions, have also contributed to volatility in the commercial real estate market, and concerns regarding commercial real estate liquidity, financing availability and asset values, particularly in the office subsector. The potential impacts of rising interest rates and continued deposit outflows on global markets, financial institutions and macroeconomic conditions, generally, remain uncertain. Episodes of increased economic and market volatility may continue to occur and could worsen if there are additional instances of actual or threatened bank failures. For further information on the risks related to market or economic conditions and commercial real estate, see the section entitled “Item 1A. Risk Factors” in this report.

U.S. inflation eased but remained modestly elevated in 2023 as the U.S. Federal Reserve continued its interest rate hiking cycle, given the Consumer Price Index (“CPI”) persisted above the 2% target. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate decreased to 3.4% as of December 31, 2023, compared to 6.5% as of December 31, 2022, following action from the U.S. Federal Reserve to temper inflation. The heightened U.S. inflation rate persists due to a combination of supply and demand factors. The U.S. Federal Reserve finished the year with a benchmark interest rate target range of 5.25% to 5.50%, unchanged from its July 2023 meeting.

Equity market performance rallied in 2023. In the U.S., the S&P 500 Index increased by 24.2% in 2023, following a decrease of 19.4% in 2022. Global equity markets increased similarly in 2023, with the MSCI All Country World ex USA Index increasing by 18.6%, following a decrease of 13.8% in 2022.

Conditions in the credit markets also have a significant impact on our business. Volatility in the bond market remained, however credit-sensitive debt and high yield bonds performed well in 2023. Credit markets were positive in 2023, with the BofAML HY Master II Index increasing by 13.5%, while the S&P/LSTA Leveraged Loan Index increased by 13.1%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.5% in 2023, following an increase of 1.9% in 2022. As of January 2024, the International Monetary Fund estimated that the U.S. economy will expand by 2.1% in 2024 and 1.7% in 2025. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate increased to 3.7% as of December 31, 2023, compared to 3.5% as of December 31, 2022.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar weakened in 2023 compared to the euro and the British pound. Relative to the U.S. dollar, the euro appreciated 3.1% in 2023, after depreciating 5.9% in 2022, while the British pound appreciated 5.4% during 2023, after depreciating 10.7% in 2022. Oil finished 2023 down 10.7% from 2022, after spiking in October in the wake of geopolitical risks.

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

As of December 31, 2023, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Rates decreased during the fourth quarter of 2023, but ended the year flat, with the U.S. 10-year Treasury yield at 3.88% at the end of the year. The U.S. 2-year and 10-year Treasury yield curves remain inverted. Despite the magnitude of the inversion having decreased recently, recessionary concerns remain.

With respect to Retirement Services, Athene’s investment portfolio consists predominantly of fixed maturity investments. If prevailing interest rates were to rise, we believe the yield on Athene’s new investment purchases may also rise and its investment income from floating rate investments would increase, while the value of its existing investments may decline. If prevailing interest rates were to decline significantly, the yield on Athene’s new investment purchases may decline and its investment income from floating rate investments would decrease, while the value of its existing investments may increase.

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. As of December 31, 2023, Athene’s net invested asset portfolio included $42.5 billion of floating rate investments, or 20% of its net invested assets, and its net reserve liabilities included $17.7 billion of floating rate liabilities at notional, or 8% of its net invested assets, resulting in $24.8 billion of net floating rate assets, or 12% of its net invested assets.

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

Overview of Results of Operations

Financial Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of December 31, 2023.

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

As of December 31, 2023, approximately 43% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 57% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk

Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis, (ii) unrealized performance fees and (iii) realized performance fees, inclusive of realized incentive fees:

	As of December 31,		Performance Fees for the Year Ended December 31, 2023			Performance Fees for the Year Ended December 31, 2022			Performance Fees for the Year Ended December 31, 2021
	2023	2022
(in millions)	Performance Fees Receivable on an Unconsolidated Basis		Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
AIOF I and II	$18.4	$10.7	$7.6	$4.6	$12.2	$(5.3)	$26.8	$21.5	$3.2	$16.1	$19.3
ANRP I, II and III[1]	46.9	33.5	(11.7)	1.7	(10.0)	(66.0)	2.7	(63.3)	109.9	51.8	161.7
EPF Funds[1]	14.9	71.4	(121.2)	34.0	(87.2)	(79.0)	47.5	(31.5)	57.3	44.7	102.0
FCI Funds	147.8	138.1	9.6	—	9.6	(1.2)	—	(1.2)	66.6	—	66.6
Fund IX	1,714.4	1,261.8	452.6	288.5	741.1	493.6	200.3	693.9	614.4	389.1	1,003.5
Fund VIII[2]	110.7	369.2	(258.8)	118.5	(140.3)	(357.0)	22.0	(335.0)	(74.2)	671.6	597.4
Fund VII[2]	26.7	39.8	(13.2)	18.2	5.0	(37.7)	44.4	6.7	182.3	49.4	231.7
Fund VI	22.5	17.7	(3.3)	8.1	4.8	(1.3)	2.7	1.4	(1.6)	—	(1.6)
Fund IV and Fund V1	—	—	30.3	(30.5)	(0.2)	0.3	—	0.3	(0.5)	—	(0.5)
HVF I	44.9	43.8	1.0	41.4	42.4	(62.2)	116.3	54.1	53.6	65.3	118.9
Real Estate Equity	71.0	62.8	(4.3)	1.6	(2.7)	22.0	18.1	40.1	27.5	0.7	28.2
Corporate Credit	60.4	19.4	13.4	68.8	82.2	3.6	19.4	23.0	4.4	15.8	20.2
Structured Finance and ABS	129.7	85.5	34.5	34.0	68.5	(3.9)	23.5	19.6	46.3	33.4	79.7
Direct Origination	51.2	145.5	(137.7)	90.8	(46.9)	36.2	34.9	71.1	50.0	23.5	73.5
Other[1,3]	612.8	382.9	119.2	208.4	327.6	55.6	108.1	163.7	175.0	433.2	608.2
Total	$3,072.3	$2,682.1	$118.0	$888.1	$1,006.1	$(2.3)	$666.7	$664.4	$1,314.2	$1,794.6	$3,108.8
Total, net of profit sharing payable4/expense	$1,506.7	$1,380.1	$(53.5)	$335.1	$281.6	$(17.4)	$129.7	$112.3	$811.5	$807.8	$1,619.3

1 As of December 31, 2023, certain funds had $174.0 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $2.1 billion as of December 31, 2023.

2 As of December 31, 2023, the remaining investments and escrow cash of Fund VIII and Fund VII were valued at 105% and 113% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, the funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2023, Fund VIII and Fund VII had $67.5 million and $71.2 million of gross performance fees, respectively, or $37.0 million and $40.6 million net of profit sharing, respectively, in escrow. With respect to Fund VIII and Fund VII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements. Performance fees receivable as of December 31, 2023 and realized performance fees for the year ended December 31, 2023 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.6 billion as of December 31, 2023, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $67.1 million.

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

The following table summarizes our performance fees since inception through December 31, 2023:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
AIOF I and II	$18.4	$62.9	$81.3	$—	$48.4
ANRP I, II and III	46.9	161.0	207.9	46.7	48.6
EPF Funds	14.9	528.6	543.5	107.7	138.5
FCI Funds	147.8	24.2	172.0	—	147.8
Fund IX	1,714.4	877.9	2,592.3	—	2,231.1
Fund VIII	110.7	1,779.1	1,889.8	—	1,268.5
Fund VII	26.7	3,243.8	3,270.5	—	0.4
Fund VI	22.5	1,663.9	1,686.4	—	—
Fund IV and Fund V	—	2,022.6	2,022.6	1.1	—
HVF I	44.9	242.8	287.7	—	163.3
Real Estate Equity	71.0	77.1	148.1	12.5	78.5
Corporate Credit	60.4	929.3	989.7	—	42.9
Structured Finance and ABS	129.7	52.3	182.0	—	91.0
Direct Origination	51.2	128.1	179.3	—	28.3
Other[5]	612.8	1,757.1	2,369.9	6.0	755.5
Total	$3,072.3	$13,550.7	$16,623.0	$174.0	$5,042.8

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.10 as of December 31, 2023. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.27 as of December 31, 2023.

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

[3] Amounts were computed based on the fair value of fund investments on December 31, 2023. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at December 31, 2023. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on December 31, 2023. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in order to better align their interests with our own and with those of the investors in the funds we manage. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of performance fees. Certain of our performance-based incentive arrangements provide for compensation based on realized performance fees which includes fees earned by the general partners of the funds we manage under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to incentive income cash that have become fixed in the applicable calendar year period. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Former Managing Partners and Contributing Partners would remain personally liable, may indemnify our Former Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 19 to our consolidated financial statements for further information regarding the Company’s indemnification liability.

The Company grants equity awards to certain employees, including RSUs and restricted shares of common stock, that generally vest and become exercisable in quarterly installments or annual installments depending on the award terms. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 16 to our consolidated financial statements for further discussion of equity-based compensation.

Other expenses

The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2033 Senior Notes, the 2048 Senior Notes, the 2050 Subordinated Notes and the 2053 Subordinated Notes as discussed in note 15 to our consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.

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

Financial Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business, which is operated by Athene, as of December 31, 2023.

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

Investment related gains (losses)

Investment related gains (losses) primarily consist of (i) realized gains and losses on sales of investments, (ii) unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships, (iii) gains and losses on trading securities, (iv) gains and losses on equity securities, (v) changes in the fair value of the embedded derivatives and derivatives not designated as a hedge, (vi) changes in the fair value of mortgage loan assets and (vii) allowance for expected credit losses recorded through the provision for credit losses.

Expenses

Interest sensitive contract benefits

Universal life-type policies and investment contracts include traditional deferred annuities, indexed annuities consisting of fixed indexed and index-linked variable annuities in the accumulation phase, funding agreements, immediate annuities without significant mortality risk (which include pension group annuities without life contingencies), universal life insurance, and other investment contracts inclusive of assumed endowments without significant mortality risk. Liabilities for traditional deferred annuities, indexed annuities, funding agreements and universal life insurance are carried at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic which is carried at fair value. Fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts contain an embedded derivative. Benefit reserves for these contracts are reported as the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. Certain contracts are offered with additional contract features that meet the definition of a market risk benefit. See “—Market risk benefits remeasurement (gains) losses” below for further information.

Changes in interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the consolidated statements of operations.

Future policy and other policy benefits

Athene issues contracts classified as long-duration, which include term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which include pension group annuities with life contingencies).

Liabilities for nonparticipating long-duration contracts are established as the estimated present value of benefits Athene expects to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected, referred to as the net premium ratio. Liabilities for nonparticipating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to discount rate, expenses, longevity, mortality, morbidity, persistency and other policyholder behavior. The liability for nonparticipating long-duration contracts is discounted using an upper-medium grade fixed income instrument yield aligned to the characteristics of the liability, including the duration and currency of the underlying cash flows.

Changes in the value of the liability for nonparticipating long-duration contracts due to changes in the discount rate are recognized as a component of OCI on the consolidated statements of comprehensive income (loss). Changes in the liability for the remeasurement gains or losses and all other changes in the liability are recorded in future policy and other policy benefits on the consolidated statements of operations.

Future policy benefits include liabilities for no-lapse guarantees on universal life insurance and fixed indexed universal life insurance. Each reporting period, expected excess benefits and assessments are updated with actual excess benefits and assessments and the liability balance is adjusted due to the OCI effects of unrealized investment gains and losses on AFS securities.

Changes in the liabilities associated with no-lapse guarantees, other than the adjustment for the OCI effects of unrealized investment gains and losses on AFS securities, are recorded in future policy and other policy benefits on the consolidated statements of operations.

Market risk benefits remeasurement (gains) losses

Market risk benefits represent contracts or contract features that both provide protection to the contract holder from, and expose the insurance entity to, other-than-nominal capital market risk. Athene’s deferred annuity contracts contain GLWB and GMDB riders that meet the criteria for, and are classified as, market risk benefits.

Market risk benefits are measured at fair value at the contract level and may be recorded as a liability or an asset, which are included in market risk benefits or other assets, respectively, on the consolidated statements of financial condition. Fees and assessments collectible from the policyholder at contract inception are allocated to the extent they are attributable to the market risk benefit. If the fees are sufficient to cover the projected benefits, a non-option based valuation model is used. If the fees are insufficient to cover the projected benefits, an option-based valuation model is used to compute the market risk benefit liability at contract inception, with an equal and offsetting adjustment recognized in interest sensitive contract liabilities.

Changes in fair value of market risk benefits are recorded in market risk benefits remeasurement (gains) losses on the consolidated statements of operations, excluding portions attributed to changes in instrument-specific credit risk, which are recorded in OCI on the consolidated statements of comprehensive income (loss). Ceded market risk benefits are measured at fair value and recorded within reinsurance recoverable on the consolidated statements of financial condition.
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

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are grouped into cohorts based on issue year and contract type and amortized on a constant level basis over the expected term of the related contracts. The cohorts and assumptions used for the amortization of deferred costs are consistent with those used in estimating the related liabilities for these contracts. Deferred costs related to investment contracts without significant revenue streams from sources other than investment of the policyholder funds are amortized using the effective interest method. The effective interest method amortizes the deferred costs by discounting the future liability cash flows at a break-even rate. The break-even rate is solved for such that the present value of future liability cash flows is equal to the net liability at the inception of the contract. VOBA associated with acquired contracts can be either positive or negative and is amortized in relation to respective policyholder liabilities. Significant assumptions that impact VOBA amortization are consistent with those that impact the measurement of policyholder liabilities.

Amortization of DAC, DSI and VOBA is included in amortization of deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated statements of operations.

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

Results of Operations

Below is a discussion of our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
	2023	2022			2022	2021
	(In millions)				(In millions)
Revenues
Asset Management
Management fees	$1,772	$1,503	$269	17.9%	$1,503	$1,921	$(418)	(21.8)%
Advisory and transaction fees, net	623	443	180	40.6	443	302	141	46.7
Investment income (loss)	1,032	796	236	29.6	796	3,699	(2,903)	(78.5)
Incentive fees	80	27	53	196.3	27	29	(2)	(6.9)
	3,507	2,769	738	26.7	2,769	5,951	(3,182)	(53.5)
Retirement Services
Premiums	12,749	11,638	1,111	9.5	11,638	—	11,638	NM
Product charges	848	718	130	18.1	718	—	718	NM
Net investment income	12,080	8,148	3,932	48.3	8,148	—	8,148	NM
Investment related gains (losses)	1,428	(12,717)	14,145	NM	(12,717)	—	(12,717)	NM
Revenues of consolidated variable interest entities	1,441	440	1,001	227.5	440	—	440	NM
Other revenues	591	(28)	619	NM	(28)	—	(28)	NM
	29,137	8,199	20,938	255.4	8,199	—	8,199	NM
Total Revenues	32,644	10,968	21,676	197.6	10,968	5,951	5,017	84.3
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	1,027	927	100	10.8	927	778	149	19.2
Equity-based compensation	938	484	454	93.8	484	1,181	(697)	(59.0)
Profit sharing expense	757	532	225	42.3	532	1,534	(1,002)	(65.3)
Total compensation and benefits	2,722	1,943	779	40.1	1,943	3,493	(1,550)	(44.4)
Interest expense	145	124	21	16.9	124	138	(14)	(10.1)
General, administrative and other	872	682	190	27.9	682	482	200	41.5
	3,739	2,749	990	36.0	2,749	4,113	(1,364)	(33.2)
Retirement Services
Interest sensitive contract benefits	6,229	538	5,691	NM	538	—	538	NM
Future policy and other policy benefits	14,434	12,465	1,969	15.8	12,465	—	12,465	NM
Market risk benefits remeasurement (gains) losses	404	(1,657)	2,061	NM	(1,657)	—	(1,657)	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	688	444	244	55.0	444	—	444	NM
Policy and other operating expenses	1,837	1,372	465	33.9	1,372	—	1,372	NM
	23,592	13,162	10,430	79.2	13,162	—	13,162	NM
Total Expenses	27,331	15,911	11,420	71.8	15,911	4,113	11,798	286.8
Other income (loss) – Asset Management
Net gains (losses) from investment activities	7	165	(158)	(95.8)	165	2,611	(2,446)	(93.7)
Net gains (losses) from investment activities of consolidated variable interest entities	130	494	(364)	(73.7)	494	557	(63)	(11.3)
Other income (loss), net	136	38	98	257.9	38	(145)	183	NM
Total Other income (loss)	273	697	(424)	(60.8)	697	3,023	(2,326)	(76.9)

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
	2023	2022			2022	2021
	(In millions)				(In millions)
Income (loss) before income tax (provision) benefit	5,586	(4,246)	9,832	NM	(4,246)	4,861	(9,107)	NM
Income tax (provision) benefit	923	739	184	24.9	739	(594)	1,333	NM
Net income (loss)	6,509	(3,507)	10,016	NM	(3,507)	4,267	(7,774)	NM
Net (income) loss attributable to non-controlling interests	(1,462)	1,546	(3,008)	NM	1,546	(2,428)	3,974	NM
Net income (loss) attributable to Apollo Global Management, Inc.	5,047	(1,961)	7,008	NM	(1,961)	1,839	(3,800)	NM
Preferred stock dividends	(46)	—	(46)	NM	—	(37)	37	(100.0)
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$5,001	$(1,961)	$6,962	NM	$(1,961)	$1,802	$(3,763)	NM

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

A discussion of our consolidated statements of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023 (the “2022 Annual Report”).

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

In this section, references to 2023 refer to the year ended December 31, 2023 and references to 2022 refer to the year ended December 31, 2022.

Asset Management

Revenues

Revenues were $3,507 million in 2023, an increase of $738 million from $2,769 million in 2022, primarily driven by an increase in management fees, investment income, and advisory and transaction fees, net. Management fees increased by $269 million to $1,772 million from $1,503 million in 2022. The increase in management fees was primarily attributable to management fees earned from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $131 million, inclusive of Fund X catch-up fees of $45 million in 2023, and an increase in management fees earned from ISGI advised clients of $21 million. Additionally, management fees also benefited from increases in fees earned from ADS of $24 million and ADREF and ADCF of $24 million. The increases in management fees earned from ADS, ADREF and ADCF were driven by higher fee-generating AUM and the acquisition of the Griffin Capital U.S. asset management business, respectively.

Investment income increased $236 million in 2023 to $1,032 million compared to $796 million in 2022. The increase in investment income of $236 million in 2023 was driven by an increase in performance allocations of $310 million, partially offset by a decrease in principal investment income of $74 million.

Significant drivers for performance allocations in 2023 were performance allocations primarily earned from Fund IX, Credit Strategies, Freedom Parent Holdings, L.P. and Redding Ridge Holdings of $759 million, $87 million, $63 million and $61 million, respectively, partially offset by performance allocation losses from Fund VIII, EPF III and MidCap Financial of $145 million, $99 million and $79 million, respectively.

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

The performance allocations earned from Freedom Parent Holdings, L.P. in 2023 were primarily driven by appreciation of its investment in Wheels, Inc (“Wheels”), a U.S. corporate fleet lessor platform.

The performance allocations earned from Redding Ridge Holdings in 2023 were primarily driven by existing and new CLO issuances, CLO contract acquisitions, new consulting contracts and accumulation of warehouse assets.

The performance allocation losses from Fund VIII in 2023 were primarily driven by depreciation and realization of the fund’s investments in the (i) consumer services and (ii) media, telecom and technology sectors.

The performance allocation losses from EPF III in 2023 were primarily driven by depreciation on its commercial and residential real estate investments.

The performance allocation losses from MidCap Financial in 2023 were primarily driven by the reversal of unrealized performance allocations in connection with the modification of the performance allocation arrangement. This resulted in a realization of performance allocations and a modification to the calculation of performance allocations beginning in June 2023 to be based solely on net income. See note 19 to the consolidated financial statements for further information.

Advisory and transaction fees increased by $180 million to $623 million in 2023 from $443 million in 2022. Advisory and transaction fees earned during 2023 were primarily attributable to advisory and transaction fees earned from companies in the (i) financial services, (ii) real estate, (iii) chemicals, (iv) business services and (v) manufacturing and industrial sectors.

Expenses

Expenses were $3,739 million in 2023, an increase of $990 million from $2,749 million in 2022, primarily due to an increase in equity-based compensation expense of $454 million driven by special fully vested grants to certain senior leaders. Additionally, there was an increase in profit sharing expense of $225 million, resulting from the corresponding higher investment income during 2023, and an increase in salary, bonus and benefits of $100 million due to an increase in headcount in 2023. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the Co-Presidents, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $872 million in 2023, an increase of $190 million from $682 million in 2022. The increase in 2023 was primarily driven by an increase in professional fees, higher travel and entertainment expenses, higher placement fees, an increase in technology expenses and an increase in the amortization expense from the Company’s commitment asset and other intangible assets.

Other Income (Loss)

Other income (loss) was $273 million in 2023, a decrease of $424 million from $697 million in 2022. This decrease was primarily driven by a decrease in net gains from investment activities of consolidated VIEs of $364 million and a decrease in net gains from investment activities of $158 million. Other income in 2022 was primarily attributable to net gains from investment activities of consolidated VIEs and income earned as a result of APSG I’s deconsolidation event. Other income in 2023 was primarily attributable to interest income earned on the Company’s money market funds and U.S. treasury securities, as a result of the rising interest rate environment, and derivatives gains, which were offset, in part, by losses from the liquidations of Apollo Strategic Growth Capital II and Acropolis Infrastructure Acquisition Corp, special purpose acquisition companies sponsored by Apollo. See note 19 to the consolidated financial statements for further information.

Retirement Services

Revenues

Retirement Services revenues were $29.1 billion in 2023, an increase of $20.9 billion from $8.2 billion in 2022. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income, an increase in premiums, an increase in revenues of consolidated VIEs and an increase in other revenues.

Investment related gains (losses) were $1.4 billion in 2023, an increase of $14.1 billion from $(12.7) billion in 2022, primarily due to the changes in the fair value of reinsurance assets, FIA hedging derivatives, mortgage loans and trading and equity securities, as well as realized gains on AFS securities compared to realized losses in 2022, partially offset by foreign exchange losses on derivatives. The change in fair value of reinsurance assets increased $7.5 billion, the change in fair value of mortgage loans increased $3.2 billion and the change in fair value of trading and equity securities increased $664 million, primarily driven by a decrease in U.S. Treasury rates in 2023 compared to an increase in 2022, credit spread tightening in 2023 compared to credit spread widening in 2022 and more favorable economics. The change in fair value of FIA hedging derivatives increased $4.4 billion, primarily driven by the favorable performance of the indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 index, which increased 24.2% in 2023, compared to a decrease of 19.4% in 2022. The favorable change in net realized gains and losses on AFS securities of $1.0 billion was primarily related to foreign exchange impacts. The foreign exchange gains on AFS securities and related losses on derivatives hedging foreign denominated assets were primarily driven by the strengthening of foreign currencies against the U.S. dollar in comparison to 2022. Foreign exchange impacts were magnified in 2023 due to the growth in foreign denominated assets.

Net investment income was $12.1 billion in 2023, an increase of $3.9 billion from $8.1 billion in 2022, primarily driven by higher floating rate income, higher rates on new deployment related to the higher interest rate environment and growth in Athene’s investment portfolio attributed to strong net flows during the previous twelve months. These increases were partially offset by a decrease in alternative investment income due to less favorable alternative investment performance compared to 2022 and the transfer, beginning in the second quarter of 2022, of a significant portion of Athene’s alternative investments to AAA, a consolidated VIE.

Premiums were $12.7 billion in 2023, an increase of $1.1 billion from $11.6 billion in 2022, primarily driven by the premium received from the execution of a whole life block reinsurance transaction in 2023, partially offset by an $844 million decrease in pension group annuity premiums compared to 2022.

Revenues of consolidated VIEs were $1.4 billion in 2023, an increase of $1.0 billion from $440 million in 2022, primarily related to unrealized gains on assets held by AAA, fewer losses on mortgage loans held in VIEs related to a decrease in U.S. Treasury rates in 2023 compared to an increase in 2022 as well as credit spread tightening in 2023 compared to credit spread widening in 2022, and the consolidation of additional VIEs.

Other revenues were $591 million in 2023, an increase of $619 million from $(28) million in 2022, primarily driven by the $555 million gain on the settlement of the VIAC recapture agreement.

Expenses

Retirement Services expenses were $23.6 billion in 2023, an increase of $10.4 billion from $13.2 billion in 2022. The increase was driven by an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses, an increase in future policy and other policy benefits, an increase in policy and other operating expenses and an increase in DAC, DSI and VOBA amortization. Athene’s annual unlocking of assumptions resulted in a decrease in benefits and expenses of $22 million compared to a decrease of $94 million in 2022. The 2023 unlocking was driven by a decrease of $94 million in interest sensitive contract benefits and a decrease of $45 million in future policy and other policy benefits, partially offset by an increase of $81 million in market risk benefits and an increase of $36 million related to DAC, DSI and VOBA, compared to a decrease of $49 million in interest sensitive contract benefits, a decrease of $43 million in market risk benefits and a decrease of $2 million related to DAC, DSI and VOBA in 2022.

Interest sensitive contract benefits were $6.2 billion in 2023, an increase of $5.7 billion from $538 million in 2022, primarily driven by an increase in the change in Athene’s fixed indexed annuity reserves, an increase in rates on deferred annuity and funding agreement issuances, as well as on existing floating rate funding agreements, driven by higher U.S. Treasury rates, and significant growth in Athene’s deferred annuity and funding agreement blocks of business, partially offset by a favorable change in unlocking. The change in Athene’s fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $4.2 billion was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 index, which increased 24.2% in 2023, compared to a decrease of 19.4% in 2022. The change in the fair value of FIA embedded derivatives was also driven by the unfavorable change in discount rates used in Athene’s embedded derivative calculations as 2023 experienced a decrease in discount rates compared to an increase in 2022. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits. The fair value of FIA embedded derivatives unlocking in 2023 was $20 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions, while 2022 unlocking was $47 million favorable primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values. The negative VOBA unlocking related to Athene’s interest sensitive contract liabilities in 2023 was $74 million favorable mainly due to an increase in lapse assumptions, while 2022 unlocking was $2 million favorable.

Market risk benefits remeasurement (gains) losses were $404 million in 2023, an increase of $2.1 billion from $(1.7) billion in 2022. The losses in 2023 compared to gains in 2022 were primarily driven by an unfavorable change in the fair value of market risk benefits as well as an unfavorable change in unlocking. The change in fair value of market risk benefits was $2.1 billion unfavorable compared to 2022 due to a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This was partially offset by a favorable change in fair value of $295 million related to favorable equity market performance compared to 2022. The market risk benefits unlocking in 2023 was $81 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and income rider restart assumptions, while 2022 unlocking was $43 million favorable primarily due to lower projected claims related to the impact of higher rates.

Future policy and other policy benefits were $14.4 billion in 2023, an increase of $2.0 billion from $12.5 billion in 2022, primarily driven by the $2.2 billion increase in reserves related to the execution of a whole life block reinsurance transaction in 2023, a $931 million increase in benefit payments and an increase in the AmerUs Closed Block fair value liability, partially offset by an $844 million decrease in pension group annuity obligations and favorable unlocking. The change in the AmerUs Closed Block fair value liability was primarily due to a decrease in U.S. Treasury rates in 2023 compared to an increase in 2022 as well as credit spread tightening in 2023 compared to credit spread widening in 2022. Unlocking in 2023 was $45 million favorable consisting of $297 million of favorable future policy benefit reserve unlocking, partially offset by $252 million of unfavorable negative VOBA and deferred profit liability unlocking. The net favorable unlocking primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

Policy and other operating expenses were $1.8 billion in 2023, an increase of $465 million from $1.4 billion in 2022, primarily driven by an increase in interest expense on short-term and floating rate long-term repurchase agreements and the issuance of debt in the fourth quarter of 2022, as well as an increase in general operating expenses related to growth in the business.

DAC, DSI and VOBA amortization were $688 million in 2023, an increase of $244 million from $444 million in 2022, primarily due to significant growth in Athene’s deferred annuity block of business as well as an unfavorable change in unlocking. Unlocking in 2023 was $36 million unfavorable mainly related to an increase in lapse assumptions and changes to projected interest crediting, while unlocking in 2022 was $2 million favorable.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit totaled $923 million and $739 million in 2023 and 2022, respectively. The change to the provision was primarily related to the increase in pretax income and a one-time deferred tax benefit recognized in 2023 due to the enactment of the Bermuda Corporate Income Tax (“CIT”) and AHL’s redomicile to the U.S. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of (16.5)% and 17.4% for 2023 and 2022, respectively. The negative effective income tax rate in 2023 is primarily due to the tax benefit recognized for the Bermuda CIT. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) a benefit recognized for the Bermuda CIT, (ii) a benefit recorded for AHL’s redomicile to the U.S., (iii) foreign, state and local income taxes, including NYC UBT, (iv) income attributable to non-controlling interests and (v) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m). Although the Company experienced a decrease to its consolidated effective income tax rate due to the Bermuda CIT deferred tax assets, and could experience a material impact to its consolidated effective tax rate as these estimates are revised, the Company does not expect material impacts to its consolidated effective tax rate or earnings and results of operations as a result of utilization of the deferred tax assets, though the Company can provide no assurance that the impacts will not be material in future years (see note 14 to the consolidated financial statements for further details regarding the Company’s income tax provision).

Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures

We believe that the presentation of Segment Income supplements a reader’s understanding of the economic operating performance of each of our segments.

Segment Income and Adjusted Net Income

Segment Income is the key performance measure used by management in evaluating the performance of the Asset Management, Retirement Services, and Principal Investing segments. See note 22 to the consolidated financial statements for more details regarding the components of Segment Income and management’s consideration of Segment Income.

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

Non-operating change in insurance liabilities and related derivatives includes the change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

Principal Investing Income, or “PII”, is a component of Segment Income that is used as a supplemental performance measure to assess the performance of the Principal Investing segment.

See note 22 to the consolidated financial statements for more details regarding the components of FRE, SRE, and PII.

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

Net Invested Assets

In managing its business, Athene analyzes net invested assets, which does not correspond to total Athene investments, including investments in related parties, as disclosed in the consolidated statements of financial condition and notes thereto. Net invested assets represent the investments that directly back Athene’s net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which is used to analyze the profitability of Athene’s investment portfolio. Net invested assets include (a) total investments on the consolidated statements of financial condition with AFS securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the underlying investments supporting its assumed funds withheld and modco agreements and excludes the underlying investments related to ceded reinsurance transactions in its net invested assets calculation in order to match the assets with the income received. Athene believes the adjustments for reinsurance provide a view of the assets for which it has economic exposure. Net invested assets include Athene’s proportionate share of ACRA investments, based on its economic ownership, but do not include the proportionate share of investments associated with the non-controlling interests. Net invested assets are averaged over the number of quarters in the relevant period to compute a net investment earned rate for such period. While Athene believes net invested assets is a meaningful financial metric and enhances the understanding of the underlying drivers of its investment portfolio, it should not be used as a substitute for Athene’s total investments, including related parties, presented under U.S. GAAP.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 22 to our consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
	2023	2022			2022	2021
	(In millions)				(In millions)
Asset Management:
Management fees - Yield	$1,601	$1,416	$185	13.1%	$1,416	$1,172	$244	20.8%
Management fees - Hybrid	244	211	33	15.6	211	185	26	14.1
Management fees - Equity	635	507	128	25.2	507	521	(14)	(2.7)
Management fees	2,480	2,134	346	16.2	2,134	1,878	256	13.6
Capital solutions fees and other, net	538	414	124	30.0	414	298	116	38.9
Fee-related performance fees	146	72	74	102.8	72	57	15	26.3
Fee-related compensation	(835)	(754)	81	10.7	(754)	(653)	101	15.5
Other operating expenses	(561)	(456)	105	23.0	(456)	(313)	143	45.7
Fee Related Earnings (FRE)	$1,768	$1,410	$358	25.4%	$1,410	$1,267	$143	11.3%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

In this section, references to 2023 refer to the year ended December 31, 2023 and references to 2022 refer to the year ended December 31, 2022.

FRE was $1,768 million in 2023, an increase of $358 million compared to $1,410 million in 2022. This increase was attributable to increases in all revenue line items, and primarily driven by management fees and capital solutions fees and other, net.

The increase in management fees was primarily attributable to management fees earned from Athene of $138 million, primarily driven by higher fee-generating AUM as a result of organic growth in retirement services clients, and fundraising across a variety of asset management strategies including the tenth vintage of our flagship private equity funds, Fund X. Management fees benefited from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $131 million, inclusive of Fund X catch-up fees of $45 million.

Capital solutions fees earned in 2023 were primarily attributable to fees earned from companies in the (i) financial services, (ii) real estate, (iii) chemicals, (iv) business services and (v) manufacturing and industrial sectors.

The growth in revenues was offset, in part, by increases in other operating expenses and fee-related compensation expense associated with the re-basing of cost structure and increased headcount to support the Company’s growth. Our disciplined expense growth amid decelerating hiring activity and investment spend translated into approximately 200 basis points of FRE margin expansion in 2023.

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

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	As of December 31, 2023
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$57,742	$25,363	$45,365	$128,470
AUM Not Currently Generating Performance Fees	4,674	5,989	5,635	16,298
Uninvested Performance Fee-Eligible AUM	11,069	15,022	30,889	56,980
Total Performance Fee-Eligible AUM	$73,485	$46,374	$81,889	$201,748

	As of December 31, 2022
	Yield	Hybrid	Equity	Total
	(In millions)
Performance Fee-Generating AUM [1]	$40,169	$12,177	$42,126	$94,472
AUM Not Currently Generating Performance Fees	15,912	17,777	3,166	36,855
Uninvested Performance Fee-Eligible AUM	4,628	12,839	30,836	48,303
Total Performance Fee-Eligible AUM	$60,709	$42,793	$76,128	$179,630

[1] Performance Fee-Generating AUM of $5.4 billion and $3.9 billion as of December 31, 2023 and December 31, 2022, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of December 31, 2023
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$25,558		$28,089
Fee-Generating AUM based on invested capital	3,926	9,830	26,043		39,799
Fee-Generating AUM based on gross/adjusted assets	360,777	4,572	864		366,213
Fee-Generating AUM based on NAV	46,463	11,454	934		58,851
Total Fee-Generating AUM	$411,166	$28,387	$53,399	[1]	$492,952

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2023 was 70 months.

	As of December 31, 2022
	Yield	Hybrid	Equity		Total
	(In millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$19,434		$21,965
Fee-Generating AUM based on invested capital	3,381	9,528	26,695		39,604
Fee-Generating AUM based on gross/adjusted assets	293,240	4,827	593		298,660
Fee-Generating AUM based on NAV	42,200	9,227	431		51,858
Total Fee-Generating AUM	$338,821	$26,113	$47,153	[1]	$412,087

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2022 was 76 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $278.3 billion and $236.0 billion of AUM on behalf of Athene as of December 31, 2023 and December 31, 2022, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 19 to the consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $49.9 billion and $52.6 billion of AUM on behalf of Athora as of December 31, 2023 and December 31, 2022, respectively.

The following tables summarize changes in total AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	Years ended December 31,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(In millions)
Change in Total AUM[1]:
Beginning of Period	$392,466	$56,410	$98,771	$547,647	$360,289	$52,772	$84,491	$497,552
Inflows	132,192	10,456	14,334	156,982	93,676	10,982	23,617	128,275
Outflows[2]	(45,782)	(2,074)	(1,896)	(49,752)	(38,132)	(1,487)	(859)	(40,478)
Net Flows	86,410	8,382	12,438	107,230	55,544	9,495	22,758	87,797
Realizations	(13,804)	(6,281)	(6,730)	(26,815)	(8,625)	(6,554)	(11,447)	(26,626)
Market Activity[3]	15,380	3,952	3,382	22,714	(14,742)	697	2,969	(11,076)
End of Period	$480,452	$62,463	$107,861	$650,776	$392,466	$56,410	$98,771	$547,647

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

[2] Outflows for Total AUM include redemptions of $7.1 billion and $4.4 billion during the years ended December 31, 2023 and 2022, respectively.
[3] Includes foreign exchange impacts of $2.4 billion and $(6.2) billion during the years ended December 31, 2023 and 2022, respectively.

Year Ended December 31, 2023

Total AUM was $650.8 billion at December 31, 2023, an increase of $103.1 billion, or 18.8%, compared to $547.6 billion at December 31, 2022. The net increase was primarily driven by the Atlas transaction, growth of our retirement services AUM, and subscriptions across the platform, partially offset by distributions and redemptions. More specifically, the net increase was due to:

•Net flows of $107.2 billion primarily attributable to:
•an $86.4 billion increase related to the funds we manage in our yield strategy primarily consisting of (i) $37.0 billion related to the Atlas transaction, (ii) $29.6 billion related to the growth of our retirement services clients, (iii) $21.4 billion of subscriptions mostly related to the corporate credit, corporate fixed income and direct origination funds we manage, and (iv) $4.6 billion of leverage excluding the Atlas transaction; partially offsetting these increases were $(6.3) billion of redemptions primarily in the corporate credit funds we manage;
•an $8.4 billion increase related to funds we manage in our hybrid strategy due to $8.5 billion of fundraising primarily across the financial credit instruments and hybrid credit funds we manage; and
•a $12.4 billion increase related to funds we manage in our equity strategy due to $13.8 billion of fundraising primarily related to the traditional private equity funds we manage; partially offset by transfer activity.

•Realizations of $(26.8) billion primarily attributable to:
•$(13.8) billion related to funds we manage in our yield strategy, largely driven by the anticipated run-off of the investment management agreement related to Atlas;
•$(6.3) billion related to funds we manage in our hybrid strategy, largely driven by distributions from the hybrid credit, financial credit instruments and illiquid opportunistic funds we manage; and
•$(6.7) billion related to funds we manage in our equity strategy primarily consisting of distributions across the traditional private equity funds we manage.

•Market activity of $22.7 billion primarily attributable to:
•$15.4 billion related to funds we manage in our yield strategy primarily consisting of $12.2 billion related to our retirement services clients and $3.2 billion and $1.9 billion related to the corporate credit and direct origination funds we manage, respectively; partially offset by $(3.3) billion driven by Athora;
•$4.0 billion related to funds we manage in our hybrid strategy related to the hybrid credit funds we manage; and
•$3.4 billion related to funds we manage in our equity strategy related to the traditional private equity funds we manage.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	Years ended December 31,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(In millions)
Change in Fee-Generating AUM[1]:
Beginning of Period	$338,821	$26,113	$47,153	$412,087	$307,306	$21,845	$39,950	$369,101
Inflows	109,125	5,102	9,739	123,966	81,797	9,497	19,757	111,051
Outflows[2]	(48,717)	(2,745)	(2,220)	(53,682)	(36,564)	(3,563)	(10,215)	(50,342)
Net Flows	60,408	2,357	7,519	70,284	45,233	5,934	9,542	60,709
Realizations	(2,582)	(1,284)	(1,348)	(5,214)	(1,300)	(1,869)	(2,211)	(5,380)
Market Activity[3]	14,519	1,201	75	15,795	(12,418)	203	(128)	(12,343)
End of Period	$411,166	$28,387	$53,399	$492,952	$338,821	$26,113	$47,153	$412,087

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

[2] Outflows for Fee-Generating AUM include redemptions of $6.5 billion and $3.5 billion during the years ended December 31, 2023 and 2022, respectively.
[3] Includes foreign exchange impacts of $1.7 billion and $(4.4) billion during the years ended December 31, 2023 and 2022, respectively.

Year Ended December 31, 2023

Total Fee-Generating AUM was $493.0 billion at December 31, 2023, an increase of $80.9 billion, or 19.6%, compared to $412.1 billion at December 31, 2022. The net increase was primarily driven by growth of our retirement services client assets, the Atlas transaction, deployment and fundraising. More specifically, the net increase was due to:

•Net flows of $70.3 billion primarily attributable to:
•a $60.4 billion increase related to funds we manage in our yield strategy primarily consisting of (i) a $29.6 billion increase in AUM related to the growth of our retirement services clients, (ii) $20.0 billion related to the Atlas transaction, (iii) $12.2 billion of subscriptions primarily related to the corporate credit and corporate fixed income funds we manage; partially offset by $(6.0) billion of redemptions mostly related to the corporate credit funds we manage;
•a $2.4 billion increase related to funds we manage in our hybrid strategy primarily due to $1.4 billion of subscriptions largely related to the hybrid credit funds we manage and deployment; partially offset by $(0.5) billion of redemptions related to hybrid credit funds we manage; and
•a $7.5 billion increase related to funds we manage in our equity strategy primarily related to $7.2 billion of subscriptions largely related to traditional private equity funds we manage.

•Market activity of $15.8 billion primarily attributable to funds we manage in our yield strategy consisting of (i) $12.3 billion related to our retirement services clients and (ii) $2.8 billion related to corporate credit funds we manage; partially offset by (i) $(3.3) billion related to Athora and (ii) funds in our hybrid strategy consisting of $1.2 billion largely related to the hybrid credit funds we manage.

•Realizations of $(5.2) billion across our yield, hybrid and equity strategies.

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

The following presents gross capital deployment and uncalled commitments (in billions):
As of December 31, 2023 and December 31, 2022, Apollo had $58 billion and $51 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Years ended December 31,		Total Change	Percentage Change
	2023	2022
	(In millions)
Retirement Services:
Fixed income and other net investment income	$8,739	$5,706	$3,033	53.2%
Alternative net investment income	864	1,206	(342)	(28.4)
Net investment earnings	9,603	6,912	2,691	38.9
Strategic capital management fees	72	53	19	35.8
Cost of funds	(5,650)	(3,755)	1,895	50.5
Net investment spread	4,025	3,210	815	25.4
Other operating expenses	(481)	(462)	19	4.1
Interest and other financing costs	(436)	(279)	157	56.3
Spread Related Earnings (SRE)	$3,108	$2,469	$639	25.9%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

In this section, references to 2023 refer to the year ended December 31, 2023 and references to 2022 refer to the year ended December 31, 2022.

Spread Related Earnings

SRE was $3.1 billion in 2023, an increase of $639 million, or 26%, compared to $2.5 billion in 2022. The increase in SRE was primarily driven by higher net investment earnings, partially offset by higher cost of funds and interest and other financing costs.

Net investment earnings increased $2.7 billion, primarily driven by higher floating rate income, higher rates on new deployment and $19.7 billion of growth in Athene’s average net invested assets, partially offset by less favorable alternative investment performance. The less favorable alternative investment performance compared to 2022 was primarily driven by lower income from real estate funds related to home price appreciation in 2022, less favorable performance from Athene’s investment in Challenger related to a share price decrease in 2023 compared to an increase in 2022, lower returns on its investments in Athora and Venerable attributable to valuation increases in 2022 and less favorable performance on its investment in Aqua Finance related to macroeconomic headwinds for consumer loan origination. These impacts were partially offset by favorable performance from Athene’s investment in Wheels related to an elevated growth trajectory driven by strong performance and accelerated integration post-merger, as well as favorable performance from its investment in Redding Ridge attributed to an increase in average NAV and unfavorable economics in 2022.

Cost of funds increased $1.9 billion, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances, as well as an increase in rates on existing floating rate funding agreements, significant growth in each of Athene’s business channels and an unfavorable change in unlocking, partially offset by the $114 million operating gain on the settlement of the VIAC recapture agreement. Unlocking, net of the non-controlling interests, was unfavorable $24 million primarily related to an increase in the income rider utilization assumption increasing projected claims. This impact was partially offset by favorable changes in lapse and income rider restart assumptions as well as higher interest rates and favorable mortality experience lowering future benefit payments. Unlocking, net of the non-controlling interests, in 2022 was favorable $3 million primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting.

Interest and other financing costs increased $157 million related to interest expense resulting from higher rates on more short-term repurchase agreements in 2023 as well as interest expense and preferred stock dividends related to Athene’s debt and preferred stock issuances in the fourth quarter of 2022.

Net Investment Spread

	Years ended December 31,
	2023	2022	Change
Fixed income and other net investment earned rate	4.45%	3.22%	123bps
Alternative net investment earned rate	7.22%	10.42%	NM
Net investment earned rate	4.61%	3.66%	95bps
Strategic capital management fees	0.03%	0.03%	0bps
Cost of funds	(2.71)%	(1.98)%	(73)bps
Net investment spread	1.93%	1.71%	22bps

Net investment spread was 1.93% in 2023, an increase of 22 basis points compared to 1.71% in 2022, driven by a higher net investment earned rate, partially offset by higher cost of funds.

Net investment earned rate was 4.61% in 2023, an increase of 95 basis points compared to 3.66% in 2022, primarily due to higher returns in Athene’s fixed income portfolio, partially offset by less favorable performance in its alternative investment portfolio. Fixed income and other net investment earned rate was 4.45% in 2023, an increase from 3.22% in 2022, primarily driven by higher floating rate income and higher new deployment rates. Alternative net investment earned rate was 7.22% in 2023, a decrease from 10.42% in 2022, primarily driven by lower income from real estate funds related to home price appreciation in 2022, less favorable performance from Athene’s investment in Challenger related to a share price decrease in 2023 compared to an increase in 2022, lower returns on its investments in Athora and Venerable attributable to valuation increases in 2022 and less favorable performance on its investment in Aqua Finance related to macroeconomic headwinds for consumer loan origination. These impacts were partially offset by favorable performance from Athene’s investment in Wheels related to an elevated growth trajectory driven by strong performance and accelerated integration post-merger, as well as favorable performance from its investment in Redding Ridge attributed to an increase in average NAV and unfavorable economics in 2022.

Cost of funds was 2.71% in 2023, an increase of 73 basis points compared to 1.98% in 2022, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances, as well as an increase in rates on existing floating rate funding agreements, and an unfavorable change in unlocking, partially offset by the $114 million operating gain on the settlement of the VIAC recapture agreement.

Investment Portfolio

Athene had investments, including related parties and VIEs, of $259.2 billion and $212.1 billion as of December 31, 2023 and December 31, 2022, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Athene has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and VIEs:

	As of December 31, 2023		As of December 31, 2022
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
AFS securities, at fair value
U.S. government and agencies	$5,399	2.1%	$2,577	1.2%
U.S. state, municipal and political subdivisions	1,046	0.4%	927	0.4%
Foreign governments	1,899	0.7%	907	0.4%
Corporate	78,246	30.2%	60,901	28.7%
CLO	20,207	7.8%	16,493	7.8%
ABS	13,383	5.2%	10,527	5.0%
CMBS	6,591	2.5%	4,158	2.0%
RMBS	7,567	2.9%	5,914	2.8%
Total AFS securities, at fair value	134,338	51.8%	102,404	48.3%
Trading securities, at fair value	1,706	0.7%	1,595	0.8%
Equity securities	1,293	0.5%	1,487	0.7%
Mortgage loans, at fair value	44,115	17.0%	27,454	12.9%
Investment funds	109	0.1%	79	—%
Policy loans	334	0.1%	347	0.2%
Funds withheld at interest	24,359	9.4%	32,880	15.5%
Derivative assets	5,298	2.1%	3,309	1.6%
Short-term investments	341	0.1%	2,160	1.0%
Other investments	1,206	0.5%	773	0.4%
Total investments	213,099	82.3%	172,488	81.4%
Investments in related parties
AFS securities, at fair value
Corporate	1,352	0.5%	982	0.5%
CLO	4,268	1.7%	3,079	1.4%
ABS	8,389	3.2%	5,760	2.7%
Total AFS securities, at fair value	14,009	5.4%	9,821	4.6%
Trading securities, at fair value	838	0.3%	878	0.4%
Equity securities, at fair value	318	0.1%	279	0.1%
Mortgage loans, at fair value	1,281	0.5%	1,302	0.6%
Investment funds	1,632	0.6%	1,569	0.7%
Funds withheld at interest	6,474	2.5%	9,808	4.6%
Short-term investments	947	0.4%	—	—%
Other investments, at fair value	343	0.1%	303	0.2%
Total related party investments	25,842	9.9%	23,960	11.2%
Total investments including related parties	238,941	92.2%	196,448	92.6%
Investments of consolidated VIEs
Trading securities, at fair value	2,136	0.8%	1,063	0.5%
Mortgage loans, at fair value	2,173	0.8%	2,055	1.0%
Investment funds, at fair value	15,820	6.2%	12,480	5.9%
Other investments, at fair value	103	—%	101	—%
Total investments of consolidated VIEs	20,232	7.8%	15,699	7.4%
Total investments, including related parties and consolidated VIEs	$259,173	100.0%	$212,147	100.0%

The $47.0 billion increase in Athene’s total investments, including related parties and VIEs, as of December 31, 2023 compared to December 31, 2022 was primarily driven by growth from gross organic and inorganic inflows of $65.6 billion in excess of gross liability outflows of $33.9 billion, unrealized gains on AFS securities during the year ended December 31, 2023 of $5.3 billion resulting from credit spread tightening and a decrease in U.S. Treasury rates in 2023, the reinvestment of earnings, an increase in VIE investments primarily related to contributions from third-party investors into AAA and the consolidation of additional VIEs, and an increase in derivative assets primarily related to the impact of favorable equity market performance on Athene’s call options in 2023.

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 96.5% and 95.8% as of December 31, 2023 and December 31, 2022, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

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

While the substantial majority of Athene’s investment portfolio has been allocated to corporate bonds and structured credit products, a key component of Athene’s investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Athene’s investment fund portfolio consists of funds or similar equity structures that employ various strategies including equity, hybrid and yield funds. Athene has a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that Athene believes have less downside risk.

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

Net Invested Assets

The following summarizes Athene’s net invested assets:

	As of December 31, 2023		As of December 31, 2022
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$82,883	38.1%	$80,800	41.1%
CLO	20,538	9.4%	19,881	10.1%
Credit	103,421	47.5%	100,681	51.2%
CML	25,977	11.9%	23,750	12.1%
RML	18,021	8.3%	11,147	5.7%
RMBS	7,795	3.6%	7,363	3.7%
CMBS	5,580	2.6%	4,495	2.3%
Real estate	57,373	26.4%	46,755	23.8%
ABS	22,202	10.2%	20,680	10.5%
Alternative investments	11,659	5.4%	12,079	6.1%
State, municipal, political subdivisions and foreign government	3,384	1.5%	2,715	1.4%
Equity securities	1,727	0.8%	1,737	0.9%
Short-term investments	1,048	0.5%	1,930	1.0%
U.S. government and agencies	4,052	1.9%	2,691	1.4%
Other investments	44,072	20.3%	41,832	21.3%
Cash and equivalents	10,467	4.8%	5,481	2.8%
Policy loans and other	2,094	1.0%	1,702	0.9%
Net invested assets	$217,427	100.0%	$196,451	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.

Athene’s net invested assets were $217.4 billion and $196.5 billion as of December 31, 2023 and December 31, 2022, respectively. The increase in net invested assets as of December 31, 2023 from December 31, 2022 was primarily driven by growth from net organic inflows of $43.0 billion in excess of net liability outflows of $28.8 billion, inclusive of the impacts related to the sale of 50% of ACRA 2’s economic interests to ADIP II, effective July 1, 2023, as well as an incremental 10% increase in ADIP II ownership effective December 31, 2023. In connection with the initial sale and subsequent increase in ownership, inflows attributable to ACRA 2 during the year were retroactively attributed to ADIP II based on its economic ownership. Additionally, net invested assets increased due to $2.2 billion of inorganic inflows related to a block reinsurance transaction, the reinvestment of earnings and a contribution by AGM of $1.25 billion related to the net proceeds from its Mandatory Convertible Preferred Stock offering, partially offset by cash used to pay quarterly dividends.

In managing its business, Athene utilizes net invested assets as presented in the above table. Net invested assets do not correspond to Athene’s total investments, including related parties, on the consolidated statements of financial condition, as discussed previously in “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures”. Net invested assets represent Athene’s investments that directly back its net reserve liabilities and surplus assets. Athene believes this view of its portfolio provides a view of the assets for which it has economic exposure. Athene adjusts the presentation for assumed and ceded reinsurance transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. Athene also adjusts for VIEs to show the net investment in the funds, which are included in the alternative investments line above as well as adjusting for the allowance for credit losses. Net invested assets include Athene’s proportionate share of ACRA investments, based on its economic ownership, but exclude the proportionate share of investments associated with the non-controlling interests.

Net invested assets is utilized by management to evaluate Athene’s investment portfolio. Net invested assets is used in the computation of the net investment earned rate, which allows Athene to analyze the profitability of its investment portfolio. Net invested assets is also used in Athene’s risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity and ALM.

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
	2023	2022			2022	2021
	(In millions)				(In millions)
Principal Investing:
Realized performance fees	$742	$595	$147	24.7%	$595	$1,589	$(994)	(62.6)%
Realized investment income (loss)	(2)	330	(332)	NM	330	437	(107)	(24.5)
Principal investing compensation	(601)	(585)	16	2.7	(585)	(876)	(291)	(33.2)
Other operating expenses	(56)	(56)	—	—	(56)	(43)	13	30.2
Principal Investing Income (PII)	$83	$284	$(201)	(70.8)%	$284	$1,107	$(823)	(74.3)%

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

In this section, references to 2023 refer to the year ended December 31, 2023 and references to 2022 refer to the year ended December 31, 2022.

PII was $83 million in 2023, a decrease of $201 million, as compared to $284 million in 2022. This decrease was primarily attributable to a decrease in realized investment income of $332 million, partially offset by an increase in realized performance fees. Realized investment income in 2023 was negatively impacted by $42 million of losses related to the liquidations of Apollo Strategic Growth Capital II and Acropolis Infrastructure Acquisition Corp, special purpose acquisition companies sponsored by Apollo. Realized investment income in 2022 was primarily attributable to realized gains earned on the transfer to Athene of certain of Apollo’s general partner fund co-investments that were subsequently transferred to AAA in the second quarter of 2022 and realized gains from the transfer of the Company’s investment in Redding Ridge to AAA. The increase in realized performance fees of $147 million in 2023 was primarily driven by an increase in realized performance fees generated from Fund VIII and Fund IX, as well as the crystallization of annual performance fees generated from Credit Strategies Fund, partially offset by decreases in realized performance fees from HVF I and Fund V. The increase in realized performance fees in 2023 remained prudently delayed amid a challenging exit environment.

Principal investing compensation expense of $601 million in 2023 increased $16 million, as compared to $585 million in 2022. The increase in 2023 was primarily due to an increase in profit sharing expense associated with the corresponding increase in realized performance fees and an increase in profit sharing expense subject to clawback, partially offset by a decrease in profit sharing expense attributable to the Company’s incentive pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year, and is included within principal investing compensation. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The incentive pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2023, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations”.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available.

All amounts are as of December 31, 2023, unless otherwise noted:

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Equity:
Fund X	2023	$19,697	$19,877	$3,522	$375	$3,437	$3,632	$4,007	NM4	NM4
Fund IX	2018	34,767	24,729	20,853	10,119	15,580	26,615	36,734	32%	22%
Fund VIII	2013	8,664	18,377	16,536	22,684	4,845	5,521	28,205	14	10
Fund VII	2008	318	14,677	16,461	34,291	—	2	34,293	33	25
Fund VI	2006	359	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	—	3,742	5,192	12,724	—	—	12,724	61	44
Fund I, II, III, IV & MIA[1]	Various	10	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[2]		$63,815	$98,858	$83,774	$118,729	$24,267	$35,770	$154,499	39	24
EPF IV	2023	3,121	3,051	487	59	431	561	620	NM4	NM4
EPF III	2017	3,560	4,488	4,960	4,011	2,075	2,524	6,535	13	7
Total Equity		$70,496	$106,397	$89,221	$122,799	$26,773	$38,855	$161,654
Hybrid:
AIOF II	2021	$2,606	$2,542	$1,702	$626	$1,281	$1,478	$2,104	17%	12%
AIOF I	2018	403	897	803	1,061	171	220	1,281	23	18
HVF II	2022	4,734	4,592	2,579	137	2,564	2,752	2,889	9	7
HVF I	2019	3,475	3,238	3,692	3,996	1,230	1,560	5,556	23	18
Accord VI3,5	N/A	1,561	1,560	81	5	76	78	83	NM4	NM4
Accord V5	2022	987	1,922	2,025	1,635	472	502	2,137	10	7
Accord I, II, III, III B & IV5	Various	—	6,070	4,765	5,137	—	—	5,137	22	17
Accord+	2021	3,116	2,370	4,802	3,119	1,989	2,095	5,214	15	12
Total Hybrid		$16,882	$23,191	$20,449	$15,716	$7,783	$8,685	$24,401

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

Equity

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of December 31, 2023:

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$7,796	$18,867	29%
Non-Control Distressed	6,587	11,660	71
Total	14,383	30,527	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	69,391	123,972	21
Total	$83,774	$154,499	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI and X are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to December 31, 2023 and such information was deemed not meaningful. All amounts are as of December 31, 2023.

Fund IX1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$4,951	$10,776
Opportunistic Buyouts	15,098	23,415
Distressed[2]	804	2,543
Total	$20,853	$36,734

Fund VIII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,704	$7,066
Opportunistic Buyouts	13,265	20,385
Distressed[2]	567	754
Total	$16,536	$28,205

Fund VII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,539	$4,860
Opportunistic Buyouts	4,338	10,804
Distressed/Other Credit[2]	9,584	18,629
Total	$16,461	$34,293
1Committed capital less unfunded capital commitments for Fund IX, Fund VIII and Fund VII were $18.2 billion, $17.8 billion and $14.7 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable governing agreements.
2The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets:

			Total Returns[1]
	IPO Year[2]	Total AUM	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
		(In millions)
MidCap Financial[3]	N/A	$13,114	24%	19%
AIF	2013	357	29%	(13)%
AFT	2011	367	20%	(17)%
MFIC[4]	2004	2,791	35%	—%
ADS[5]	N/A	9,054	16%	—%
ARI	2009	9,342	24%	(7)%
ADREF[6]	N/A	6,611	(3)%	(5)%
ADCF[6]	N/A	1,101	15%	(7)%
Other[7]	N/A	7,403	N/A	N/A
Total		$50,140

[1] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

2 An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
[3] MidCap Financial is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 26% and 15% for the years ended December 31, 2023 and 2022, respectively.

4 AUM is presented on a three-month lag, as of September 30, 2023, based upon the availability of the information.
5 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. AUM is as of September 30, 2023. The returns presented are net returns based on NAV.
6 ADREF and ADCF are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV. Returns presented for the year ended December 31, 2022 reflect three quarters of activity as we did not advise these vehicles prior to the second quarter of 2022.

[7] Other includes, among others, AUM of $1.9 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of September 30, 2023. Returns and IPO year are not provided for this AUM. Other also includes AUM of $4.7 billion related to third-party capital within AAA.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Years ended December 31,
(In millions)	2023	2022	2021
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$5,001	$(1,961)	$1,802
Preferred dividends	46	—	37
Net income (loss) attributable to non-controlling interests	1,462	(1,546)	2,428
GAAP Net Income (Loss)	$6,509	$(3,507)	$4,267
Income tax provision (benefit)	(923)	(739)	594
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$5,586	$(4,246)	$4,861
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	239	276	146
Equity-based compensation	236	185	80
Special equity-based compensation and other charges[2]	438	—	—
Preferred dividends	—	—	(37)
Transaction-related charges[3]	32	(42)	35
Merger-related transaction and integration costs[4]	27	70	67
(Gains) losses from change in tax receivable agreement liability	13	26	(10)
Net (income) loss attributable to non-controlling interests in consolidated entities	(1,556)	1,499	(418)
Unrealized performance fees	(127)	(2)	(1,465)
Unrealized profit sharing expense	179	20	649
One-time equity-based compensation and other charges[5]	—	—	949
HoldCo interest and other financing costs[6]	88	122	170
Unrealized principal investment income (loss)	(88)	176	(222)
Unrealized net (gains) losses from investment activities and other	26	(144)	(2,431)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	(170)	7,467	—
Non-operating change in insurance liabilities and related derivatives[7]	(182)	(1,433)	—
Integration, restructuring and other non-operating expenses	130	133	—
Equity-based compensation expense	88	56	—
Segment Income	4,959	4,163	2,374
HoldCo interest and other financing costs[6]	(88)	(122)	(170)
Taxes and related payables	(789)	(795)	(172)
Adjusted Net Income	$4,082	$3,246	$2,032

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

[2] Special equity-based compensation and other charges includes equity-based compensation expense and associated taxes related to the previously announced special fully vested equity grants to certain senior leaders.

[3] Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions, and restructuring charges.

[4] Merger-related transaction and integration costs includes advisory services, technology integration, equity-based compensation charges and other costs associated with the Mergers.
[5] Includes one-time equity-based compensation expense and associated taxes related to the Company’s compensation reset.
[6] Represents interest and other financing costs related to AGM not attributable to any specific segment.
[7] Includes the change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	As of December 31, 2023	As of December 31, 2022
Total GAAP Common Stock Outstanding	567,762,932	570,276,188
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	15,564,983	—
Vested RSUs	22,072,379	15,656,775
Unvested RSUs Eligible for Dividend Equivalents	12,603,041	12,827,921
Adjusted Net Income Shares Outstanding	618,003,335	598,760,884

[1] Reflects the number of shares of underlying common stock assumed to be issuable upon conversion of the Mandatory Convertible Preferred Stock during each period.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	As of December 31, 2023	As of December 31, 2022
Total investments, including related parties	$238,941	$196,448
Derivative assets	(5,298)	(3,309)
Cash and cash equivalents (including restricted cash)	14,781	8,407
Accrued investment income	1,933	1,328
Net receivable (payable) for collateral on derivatives	(2,835)	(1,486)
Reinsurance impacts	(572)	1,423
VIE assets, liabilities and non-controlling interests	14,818	12,747
Unrealized (gains) losses	16,445	22,284
Ceded policy loans	(174)	(179)
Net investment receivables (payables)	11	186
Allowance for credit losses	608	471
Other investments	(41)	(10)
Total adjustments to arrive at gross invested assets	39,676	41,862
Gross invested assets	278,617	238,310
ACRA non-controlling interests	(61,190)	(41,859)
Net invested assets	$217,427	$196,451

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

At December 31, 2023, the Company had $15.8 billion of unrestricted cash and cash equivalents, as well as $4.9 billion of available funds from the 2022 AMH credit facility, AHL credit facility, and AHL liquidity facility.

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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s consolidated statements of cash flows:

	Years ended December 31,
(In millions)	2023	2022	2021
Operating Activities	$6,322	$3,789	$1,064
Investing Activities	(42,407)	(23,444)	(1,552)
Financing Activities	42,638	28,710	109
Effect of exchange rate changes on cash and cash equivalents	10	(15)	—
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$6,563	$9,040	$(379)

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

	Years ended December 31,
(In millions)	2023	2022	2021
Net cash provided by the Company's operating activities	$6,519	$7,021	$2,165
Net cash used in the Consolidated Funds and VIEs operating activities	(197)	(3,232)	(1,101)
Net cash provided by operating activities	6,322	3,789	1,064
Net cash used in the Company's investing activities	(39,834)	(21,840)	(1,229)
Net cash used in the Consolidated Funds and VIEs investing activities	(2,573)	(1,604)	(323)
Net cash used in investing activities	(42,407)	(23,444)	(1,552)
Net cash provided by (used in) the Company's financing activities	42,021	23,786	(1,576)
Net cash provided by the Consolidated Funds and VIEs financing activities	617	4,924	1,685
Net cash provided by financing activities	$42,638	$28,710	$109

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

•During the year ended December 31, 2023, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, cash received from pension group annuity premiums, net of outflows, and net investment income, partially offset by cash paid for policy acquisition and other operating expenses. Net cash provided by operating activities includes net cash used in our consolidated funds and VIEs, which primarily includes net proceeds from the sale of VIEs’ investments, offset by purchases of VIEs’ investments.

•During the year ended December 31, 2022, cash provided by operating activities primarily includes net cash used in our consolidated funds and VIEs for purchases of investments and proceeds from the sale of VIEs’ investments. Net cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, as well as cash received from pension group annuity transactions net of outflows.

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

•During the year ended December 31, 2023, cash used in investing activities primarily reflects the purchase of investments due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by the sales, maturities and repayments of investments.

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

•During the year ended December 31, 2023, cash provided by financing activities primarily reflects cash received from the strong organic inflows from retail, flow reinsurance and funding agreements, net of outflows, a favorable change in cash collateral posted for derivative transactions related to the favorable equity market performance in 2023, net capital contributions from non-controlling interests, issuances of the 2053 Subordinated Notes, 2033 Senior Notes and Mandatory Convertible Preferred Stock, and the issuance of debt by our subsidiary, partially offset by the redemption of the AAM Preferred Stock, the payment of stock dividends, the repayment of short-term repurchase obligations and distribution to redeemable non-controlling interest. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt, offset by payments for borrowings under repurchase agreements.

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

•During the year ended December 31, 2021, cash provided by financing activities primarily reflects the financing activities of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt, net contributions from non-controlling interest in consolidated entities, proceeds from issuance of securities of SPACs sponsored by Apollo, partially offset by payment of underwriting discounts and cash outflows for the principal repayment of debt. Net cash used in financing activities also reflects dividends to common stockholders, distributions to non-controlling interest holders, and repurchases of common stock.

Contractual Obligations, Commitments and Contingencies

For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 20 to the consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies.” The Company’s commitments are primarily fulfilled through cash flows from operations and financing activities.

Consolidated Funds and VIEs

The Company manages its liquidity needs by evaluating unconsolidated cash flows; however, the Company’s financial statements reflect the financial position of Apollo as well as Apollo’s consolidated funds and VIEs (including SPACs). The primary sources and uses of cash at Apollo’s consolidated funds and VIEs include: (a) raising capital from their investors, which have been reflected historically as non-controlling interests of the consolidated subsidiaries in our financial statements, (b) using capital to make investments, (c) generating cash flows from operations through distributions, interest and the realization of investments, (d) distributing cash flow to investors, and (e) issuing debt to finance investments (CLOs).

Dividends and Distributions

For information regarding the quarterly dividends and distributions that were made to common stockholders and non-controlling interest holders in the Apollo Operating Group and participating securities, see note 17 to the consolidated financial statements. Although the Company currently expects to pay dividends, we may not pay dividends if, among other things, we do not have the cash necessary to pay the dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our dividends are at the sole discretion of the AGM board of directors.

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

On February 8, 2024, AGM declared a cash dividend of $0.43 per share of its common stock, which will be paid on February 29, 2024 to holders of record at the close of business on February 20, 2024.

On February 8, 2024, the Company also declared and set aside a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on April 30, 2024 to holders of record at the close of business on April 15, 2024.

Repurchase of Securities

Share Repurchase Program

For information regarding the Company’s share repurchase program, see note 17 to the consolidated financial statements.

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

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock. See note 17 to the consolidated financial statements for further details.

Asset Management Liquidity

Our asset management business requires limited capital resources to support the working capital or operating needs of the business. For the asset management business’ longer-term liquidity needs, we expect to continue to fund the asset management business’ operations through management fees and performance fees received. Liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 15 and 17 to the consolidated financial statements, respectively. From time to time, if the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to raise proceeds through the issuance of additional debt or equity instruments. AGM has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors.

At December 31, 2023, the asset management business had $2.7 billion of unrestricted cash and cash equivalents, as well as $1.0 billion of available funds from the 2022 AMH credit facility.

Future Debt Obligations

The asset management business had short-term and long-term debt of $0.5 billion and $3.4 billion, respectively, at December 31, 2023, which includes notes with maturities in 2024, 2026, 2029, 2030, 2033, 2048, 2050 and 2053. See note 15 to the consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

Tax Receivable Agreement

The tax receivable agreement provides for the payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM and its subsidiaries realize subject to the agreement. For more information regarding the tax receivable agreement, see note 19 to the consolidated financial statements.

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

As of December 31, 2023, the outstanding AOG Unit Payment amount was $175 million, payable in equal quarterly installments through December 31, 2024. See note 19 for more information.

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

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of December 31, 2023.

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

Fund Escrow

As of December 31, 2023, the remaining investments and escrow cash of Fund VIII and Fund VII were valued at 105% and 113% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, the funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per each fund’s respective partnership agreement.

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

Indemnification Liability

The asset management business recorded an indemnification liability in the event that the Former Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 19 to the consolidated financial statements for further information regarding the asset management business’ indemnification liability.

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

Athene’s investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services business does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. On June 30, 2023, Athene entered into a new AHL credit facility and AHL liquidity facility, which replaced its previous facilities. Athene has access to liquidity through the AHL credit facility with a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility, the AHL liquidity facility with a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility, and $2.0 billion of committed repurchase facilities. Both the AHL credit facility and AHL liquidity facility were undrawn as of December 31, 2023. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Insurance Subsidiaries’ Operating Liquidity

The primary cash flow sources for Athene’s insurance subsidiaries include retirement services product inflows (premiums and deposits), investment income, principal repayments on its investments, net transfers from separate accounts and financial product inflows. Uses of cash include investment purchases, payments to policyholders for surrenders, withdrawals and payout benefits, interest and principal payments on funding agreements, payments to satisfy pension group annuity obligations, policy acquisition costs and general operating costs, and payment of cash dividends.

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and MVAs, which are intended to protect it from early withdrawals. As of December 31, 2023 and December 31, 2022, approximately 79% and 76%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of December 31, 2023 and December 31, 2022, approximately 64% and 60%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of December 31, 2023, approximately 28% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 56% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of December 31, 2023 and December 31, 2022, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of December 31, 2023 and December 31, 2022, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $6.5 billion and $3.7 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of December 31, 2023, Athene’s total maximum borrowing capacity under the FHLB facilities was limited to $43.1 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of December 31, 2023 Athene had the ability to draw up to an estimated $10.2 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of December 31, 2023 and December 31, 2022, the payables for repurchase agreements were $3.9 billion and $4.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $4.1 billion and $5.0 billion, respectively. As of December 31, 2023, payables for repurchase agreements were comprised of $686 million of short-term and $3.2 billion of long-term repurchase agreements. As of December 31, 2022, payables for repurchase agreements were comprised of $1.9 billion of short-term and $2.9 billion of long-term repurchase agreements.

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

Subject to these limitations and prior notification to the appropriate regulatory agency, Athene’s U.S. insurance subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile. Any distributions above the amount permitted by statute in any twelve-month period are considered to be extraordinary dividends, and require the approval of the appropriate regulator prior to payment. AHL does not currently plan on having the U.S. subsidiaries pay any dividends to their parents.

Dividends from AHL’s subsidiaries are projected to be the primary source of AHL’s liquidity. Under the Bermuda Insurance Act, each of Athene’s Bermuda insurance subsidiaries is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s statutory capital and surplus, unless at least two members of the board of directors of the Bermuda insurance subsidiary and its principal representative in Bermuda sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause the Bermuda insurance subsidiary to fail to meet its relevant margins. In certain instances, the Bermuda insurance subsidiary would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to the Bermuda insurance subsidiary meeting its relevant margins, the Bermuda insurance subsidiary is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA.

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

Other Sources of Funding

Athene may seek to secure additional funding at the AHL level by means other than dividends from subsidiaries, such as by drawing on its undrawn $1.25 billion AHL credit facility, drawing on its undrawn $2.6 billion AHL liquidity facility or by pursuing future issuances of debt or preferred stock to third-party investors. The AHL credit facility contains various standard covenants with which Athene must comply, including maintaining a consolidated debt-to-capitalization ratio of not greater than 35%, maintaining a minimum consolidated net worth of no less than $14.8 billion and restrictions on the ability to incur liens, with certain exceptions. Rates and terms are as defined in the AHL credit facility. The AHL liquidity facility also contains various standard covenants with which Athene must comply, including maintaining an ALRe minimum consolidated net worth of no less than $8.8 billion and restrictions on the ability to incur liens, with certain exceptions. Rates and terms are as defined in the AHL liquidity facility.

Future Debt Obligations

Athene had long-term debt of $4.2 billion as of December 31, 2023, which includes notes with maturities in 2028, 2030, 2031, 2033, 2034, 2051 and 2052. See note 15 to the consolidated financial statements for further information regarding Athene’s debt arrangements.

Capital

Athene believes it has a strong capital position and is well positioned to meet policyholder and other obligations. Athene measures capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC RBC and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy. As of December 31, 2023 and December 31, 2022, Athene’s U.S. RBC ratio was 392% and 387%, respectively, its Bermuda RBC ratio was 400% and 407%, respectively, and its consolidated RBC ratio was 412% and 416%, respectively. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. The RBC of Athene’s Bermuda insurance companies presented herein exclude the impact of any deferred taxes that may be recorded on a statutory basis as a result of the enactment of the Bermuda CIT. Athene is currently assessing deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT, which could have a positive impact on the statutory capital and surplus of its Bermuda insurance companies.

ACRA

ACRA 1 provided Athene with access to on-demand capital to support its growth strategies and capital deployment opportunities. ACRA 1 provided a capital source to fund both Athene’s inorganic and organic channels.

Similar to ACRA 1, ACRA 2 was funded in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II for $640 million, while maintaining all of ACRA 2’s voting interests. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interest in ACRA 2.

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

Critical Accounting Estimates and Policies - Overall

Consolidation

We consolidate entities on a variable interest or voting interest model or, if applicable, apply specialized accounting guidance for investment companies. Significant judgment may be required for the application of the VIE guidance and to determine whether entities qualify as investment companies under U.S. GAAP.

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

Additionally, evaluating an entity to determine whether it meets the characteristics of an investment company under U.S. GAAP is qualitative in nature and may involve significant judgment. The Company has retained this specialized accounting for investment companies in consolidation.

Equity-Based Compensation

Equity-based compensation is generally measured based on the grant date fair value of the award. Certain RSUs granted by the Company vest subject to continued employment and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. Equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance fee metrics are met or deemed probable. The addition of these performance measures helps to promote the interests of our shareholders and fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. For more information regarding Apollo’s equity-based compensation awards, see note 16 to our consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.

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

We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting dividends on certain Plan Grant and Performance Grant RSUs. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants and Performance Grants:

	Years ended December 31,
	2023	2022	2021
Plan Grants:
Dividend Yield[1]	2.1%	3.0%	3.0%
Cost of Equity Capital Rate[3]	13.7%	12.3%	11.7%
Performance Grants:
Dividend Yield[2]	2.2%	2.9%	2.2%
Cost of Equity Capital Rate[3]	12.6%	12.3%	12.0%

[1] Calculated based on the historical dividends paid during the year ended December 31, 2023 and the price of the Company’s common stock as of the measurement date of the grant on a weighted average basis.

[2] Calculated based on the historical dividends paid during the three months ended December 31, 2023 and the price of the Company’s common stock as of the measurement date of the grant on a weighted average basis.

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

The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants, Bonus Grants and Performance Grants:

	Years ended December 31,
	2023	2022	2021
Plan Grants:
Holding Period Restriction (in years)	4.1	1.2	4.6
Volatility[1]	41.4%	44.8%	32.8%
Dividend Yield[2]	2.1%	3.0%	3.0%
Bonus Grants:
Holding Period Restriction (in years)	0.2	0.2	0.2
Volatility[1]	38.5%	34.5%	34.9%
Dividend Yield[2]	2.3%	2.9%	3.9%
Performance Grants:
Holding Period Restriction (in years)	1.1	0.9	0.6
Volatility[1]	41.9%	37.4%	27.0%
Dividend Yield[2]	2.2%	2.9%	2.2%

[1] The Company determined the expected volatility based on the volatility of the Company’s common stock price as of the grant date with consideration to comparable companies.
[2] Calculated based on the historical dividends paid during the years ended December 31, 2023, 2022 and 2021 and the Company’s common stock price as of the measurement date of the grant on a weighted average basis.

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

Fair Value of Financial Instruments

Except for the Company’s debt obligations (each as defined in note 15 to our consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.

Revenue Recognition

Performance Fees

Apollo earns performance fees from funds we manage as a result of such funds achieving specified performance criteria. Such performance fees generally are earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum.

Performance allocations are performance fees that are generally structured from a legal standpoint as an allocation of capital to the Company. Performance allocations from certain of the funds that we manage are subject to contingent repayment and are generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as performance fees exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. We account for performance allocations as an equity method investment, and accordingly, we accrue performance allocations quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of performance allocations and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our yield, hybrid and equity funds.

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

Critical Accounting Estimates and Policies - Retirement Services

Investments

The Company is responsible for the fair value measurement of investments presented in the consolidated financial statements. The Company performs regular analysis and review of its valuation techniques, assumptions and inputs used in determining fair value to evaluate if the valuation approaches are appropriate and consistently applied, and the various assumptions are reasonable. The Company also performs quantitative and qualitative analysis and review of the information and prices received from commercial pricing services and broker-dealers, to verify it represents a reasonable estimate of the fair value of each investment. In addition, the Company uses both internally-developed and commercially-available cash flow models to analyze the reasonableness of fair values using credit spreads and other market assumptions, where appropriate. For investment funds, the Company typically recognizes its investment, including those for which it has elected the fair value option, based on net asset value information provided by the general partner or related asset manager. For a discussion of investment funds for which it has elected the fair value option, see note 8 to the consolidated financial statements.

Valuation of Fixed Maturity Securities, Equity Securities and Mortgage Loans

The following table presents the fair value of fixed maturity securities, equity securities and mortgage loans, including those with related parties and those held by consolidated VIEs, by pricing source and fair value hierarchy:

	December 31, 2023
(In millions, except percentages)	Total	Level 1	Level 2	Level 3
Fixed maturity securities
AFS securities
Priced via commercial pricing services	$104,100	$6,297	$97,797	$6
Priced via independent broker-dealer quotations	27,725	—	24,806	2,919
Priced via models or other methods	16,522	—	150	16,372
Trading securities
Priced via commercial pricing services	1,241	22	1,219	—
Priced via independent broker-dealer quotations	464	2	435	27
Priced via models or other methods	839	—	—	839
Trading securities of consolidated VIEs	2,136	—	284	1,852
Total fixed maturity securities, including related parties and consolidated VIEs	153,027	6,321	124,691	22,015
Equity securities
Priced via commercial pricing services	972	273	699	—
Priced via independent broker-dealer quotations	1	—	—	1
Priced via models or other methods	280	—	—	280
Total equity securities, including related parties	1,253	273	699	281
Mortgage loans
Priced via commercial pricing services	40,801	—	—	40,801
Priced via independent broker-dealer quotations	—	—	—	—
Priced via models or other methods	4,595	—	—	4,595
Mortgage loans of consolidated VIEs	2,173	—	—	2,173
Total mortgage loans, including related parties and consolidated VIEs	47,569	—	—	47,569
Total fixed maturity securities, equity securities and mortgage loans, including related parties and consolidated VIEs	$201,849	$6,594	$125,390	$69,865
Percentage of total	100.0%	3.3%	62.1%	34.6%
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

For fixed maturity securities, the Company obtains the fair values, when available, based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are liquid securities and the valuation does not require significant management judgment. When quoted prices in active markets are not available, fair value is based on market standard valuation techniques, giving priority to observable inputs. The Company obtains the fair value for most marketable bonds without an active market from several commercial pricing services. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers, and other reference data. For certain fixed maturity securities without an active market, an internally-developed discounted cash flow or other approach is utilized to calculate the fair value. A discount rate is used, which adjusts a market comparable base rate for securities with similar characteristics for credit spread, market illiquidity or other adjustments. The fair value of privately placed fixed maturity securities is based on the credit quality and duration of comparable marketable securities, which may be securities of another issuer with similar characteristics. In some instances, the Company uses a matrix-based pricing model, which considers the current level of risk-free interest rates, corporate spreads, credit quality of the issuer and cash flow characteristics of the security. The Company also considers additional factors, such as net worth of the borrower, value of collateral, capital structure of the borrower, presence of guarantees and its evaluation of the borrower’s ability to compete in its relevant market.

For equity securities, the Company obtains the fair value, when available, based on quoted market prices. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued based on other sources, such as commercial pricing services or brokers.

For mortgage loans, the company uses independent commercial pricing services. Discounted cash flow analysis is performed through which the loans’ contractual cash flows are modeled and an appropriate discount rate is determined to discount the cash flows to arrive at a present value. Financial factors, credit factors, collateral characteristics and current market conditions are all taken into consideration when performing the discounted cash flow analysis. The Company performs vendor due diligence exercises annually to review vendor processes, models and assumptions. Additionally, the Company reviews price movements on a quarterly basis to ensure reasonableness.

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

Indexed annuities and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain equity market indices. The equity market option is an embedded derivative, similar to a call option. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivative represents the present value of cash flows attributable to the indexed strategies. The embedded derivative cash flows are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates and policyholder behavior. The embedded derivative cash flows are discounted using a rate that reflects Athene’s own credit rating. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Contracts acquired through a business combination which contain an embedded derivative are re-bifurcated as of the acquisition date.

In general, the change in the fair value of the embedded derivatives will not directly correspond to the change in fair value of the hedging derivative assets. The derivatives are intended to hedge the index credits expected to be granted at the end of the current term. The options valued in the embedded derivatives represent the rights of the policyholder to receive index credits over the period indexed strategies are made available to the policyholder, which is typically longer than the current term of the options. From an economic basis, Athene believes it is suitable to hedge with options that align with the index terms of its indexed annuity products because policyholder accounts are credited with index performance at the end of each index term. However, because the value of an embedded derivative in an indexed annuity contract is longer-dated, there is a duration mismatch which may lead to differences in the recognition of income and expense for accounting purposes.

A significant assumption in determining policy liabilities for indexed annuities is the vector of rates used to discount indexed strategy cash flows. The change in risk-free rates is expected to drive most of the movement in the discount rates between periods. Changes to credit spreads for a given credit rating as well as any change to Athene’s credit rating requiring a revised level of nonperformance risk would also be factors in the changes to the discount rate. If the discount rates used to discount the indexed strategy cash flows were to fluctuate, there would be a resulting change in reserves for indexed annuities recorded through the consolidated statements of operations.

As of December 31, 2023, Athene had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $9.1 billion. The increase (decrease) to the embedded derivatives on indexed annuity products from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2023
+100 bps discount rate	$(499)
–100 bps discount rate	552

However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the quantitative impact presented in the table above does not necessarily correspond to the ultimate impact on the consolidated financial statements. In determining the ranges, Athene has considered current market conditions, as well as the market level of discount rates that can reasonably be anticipated over the near-term. For additional information regarding sensitivities to interest rate risk and public equity risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks—Sensitivities”.

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies, which include pension group annuities with life contingencies. Liabilities for nonparticipating long duration contracts are established as the estimated present value of benefits Athene expects to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected. For immediate annuities with life contingencies, the liability for future policy benefits is equal to the present value of future benefits and related expenses.

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

Immediate annuities with life contingencies, which include pension group annuities with life contingencies, and assumed whole life contracts represent the significant majority of Athene’s liabilities for future policy benefits. Significant assumptions for its immediate annuities with life contingencies include discount rates, assumptions for policyholder longevity and policyholder utilization for contracts with deferred lives, while significant assumptions for its whole life contracts include discount rates and assumptions for policyholder mortality, morbidity and lapse rates.

In general, the reserve for future policy benefits will decrease when longevity decreases, resulting in remeasurement gains in the consolidated statements of operations. Changes in the discount rate in periods after a cohort has closed will not impact interest expense recognition within the consolidated statements of operations. However, changes in the discount rate will impact the recorded reserve on the consolidated statements of financial condition, with an offsetting unrealized gain or loss recorded to other comprehensive income (loss). Athene uses a single A rate to calculate the present value of reserves related to its immediate annuities with life contingencies and assumed whole life products.

For limited-payment contracts where premiums are due over a significantly shorter period than the period over which benefits are provided, a deferred profit liability is established to the extent that gross premium exceeds the net premium reserve and included within future policy benefits. When the net premium ratio for the corresponding future policy benefit is updated for actual experience and changes to projected cash flow assumptions, both the future policy benefit reserve and deferred profit liability are retrospectively recalculated from the contract issuance date. Also included within the liability for future policy benefits is negative VOBA that was established for blocks of insurance contracts acquired through the Mergers. Negative VOBA is related to Athene’s immediate annuities with life contingencies and is subsequently measured on a basis generally consistent with the deferred profit liability.

The increase (decrease) to future policy benefit reserves from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2023
+100 bps discount rate	$(3,859)
–100 bps discount rate	4,683

Market Risk Benefits

Market risk benefits represent contracts or contract features that both provide protection to the contract holder from, and expose the insurance entity to, other-than-nominal capital market risk. Athene issues and reinsures deferred annuity contracts, which include both traditional deferred and indexed annuities, that contain GLWB and GMDB riders. These riders meet the criteria for and are classified as market risk benefits.

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

Economic assumptions include interest rates and implied equity volatilities throughout the duration of the liability. For riders on indexed annuities, this also includes assumptions about projected equity returns, which impact expected index credits on the next policy anniversary date and future equity option costs. When economic assumptions lead to an increase in expected future policy growth from higher interest and index crediting during the accumulation period, the higher projected account balance at the time of rider utilization decreases the inherent value of the rider as less payments for benefits are required in excess of the account balance. All else constant, the increase in the projected account balance will, therefore, result in a decrease to the market risk benefit liability, or an increase if the market risk benefit is in an asset position, with remeasurement gains recorded in the consolidated statements of operations.

Policyholder behavior assumptions are established using accepted actuarial valuation methods to estimate decrements to policies with riders including lapses, full and partial withdrawals (surrender rate) and mortality and the utilization of the benefit riders. Base lapse rates consider the level of surrender charges and are dynamically adjusted based on the level of current interest rates relative to the guaranteed rates and the amount by which any rider guarantees are in a net positive position. Rider utilization assumptions consider the number and timing of policyholders electing the riders. Athene tracks and updates this assumption as experience emerges. Mortality assumptions are set at the product level and are generally based on standard industry tables with adjustments for historical experience and a provision for mortality improvement. While economic assumptions impact the projected account value and the benefits paid in excess of the account value, policyholder behavior assumptions, such as surrenders, impact the expected number of policies that will elect to utilize the rider. An expected increase in decrements and decrease in rider utilization, all else constant, will result in a decrease to the market risk benefit liability or an increase in the market risk benefit asset with remeasurement gains recorded in the consolidated statements of operations.

All inputs, including expected fees and assessments and economic and policyholder behavior assumptions, are used to project excess benefits and fees over a range of risk-neutral, stochastic interest rate scenarios. For riders on indexed annuities, stochastic equity return scenarios are also included within the range. The discount rate used to present value the projected cash flows is a significant assumption, with the change in risk-free rates expected to drive most of the movement in discount rates between periods. A risk margin is deducted from the discount rate to reflect the uncertainty in the projected cash flows, such as variations in policyholder behavior, and a credit spread is added to reflect Athene’s risk of nonperformance. If the discount rates used were to fluctuate, there would be a resulting change in reserves for the market risk benefits recorded through the consolidated statements of operations, except for the portion related to the change in nonperformance risk, which is recorded through other comprehensive income (loss).

The increase (decrease) to the net market risk benefit balance from hypothetical changes in the discount rate is summarized as follows:

(In millions)	December 31, 2023
+100 bps discount rate	$(719)
–100 bps discount rate	897

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to Apollo and its industries is included in note 2 to our consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of December 31, 2023:

	2024	2025 - 2026	2027 - 2028	2029 and Thereafter	Total
	(In millions)
Asset Management
Operating lease obligations[1]	$73	$151	$150	$475	$849
Other long-term obligations[2]	31	6	—	—	37
2022 AMH credit facility[3]	1	2	—	—	3
Debt obligations[3]	698	859	309	4,799	6,665
AOG Unit payment [4]	175	—	—	—	175
	978	1,018	459	5,274	7,729
Retirement Services
Interest sensitive contract liabilities	21,413	40,305	56,669	86,283	204,670
Future policy benefits	2,695	5,693	5,392	39,507	53,287
Market risk benefits	—	—	—	5,608	5,608
Other policy claims and benefits	98	—	—	—	98
Dividends payable to policyholders	7	14	13	59	93
Debt[3]	174	377	1,356	4,253	6,160
Securities to repurchase[5]	894	1,702	1,828	—	4,424
	25,281	48,091	65,258	135,710	274,340
Obligations	$26,259	$49,109	$65,717	$140,984	$282,069

[1] Operating lease obligations excludes $130 million of other operating expenses associated with operating leases.
[2] Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

[3] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements. See note 15 of the consolidated financial statements for further discussion of these debt obligations.

4 On December 31, 2021, each holder of AOG Units (other than those held by the Company and Athene) sold a portion of their limited partnership interests to the Company in exchange for the AOG Unit Payment. See note 19 to the consolidated financial statements for more information.

[5] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the December 31, 2023 interest rate.

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
(iii)In connection with the Stone Tower acquisition, Apollo agreed to pay the former owners of Stone Tower a specified percentage of any future performance fees earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay the former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. These contingent consideration liabilities are remeasured to fair value at each reporting period until the obligations are satisfied. See note 20 to the consolidated financial statements for further information regarding the contingent consideration liabilities.
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

Supplemental Guarantor Financial Information

The 2033 Senior Notes and the 2053 Subordinated Notes issued by AGM are guaranteed on a junior, unsecured basis by AAM, together with certain Apollo intermediary holding companies (collectively, the “Guarantors”). The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest on a subordinated, unsecured basis. See note 15 of the consolidated financial statements for further discussion on this debt obligation.

AGM, as issuer, and the Guarantors are holding companies. The primary sources of cash flow are dependent upon distributions from their respective subsidiaries to meet their future obligations under the notes and the guarantees, respectively. The 2033 Senior Notes and 2053 Subordinated Notes are not guaranteed by any fee generating businesses, Apollo-managed funds, or Athene and its direct and indirect subsidiaries. Holders of the guaranteed registered debt securities will have a direct claim only against AGM as issuer.

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

(In millions)	As of December 31, 2023
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$2,747
Non-current assets	7,165
Due from related parties, excluding non-guarantor subsidiaries	357
Current liabilities, less payables to non-guarantor subsidiaries	997
Non-current liabilities	6,107
Due to related parties, excluding non-guarantor subsidiaries	222
Non-controlling interests	12

Year ended December 31,
(In millions)	2023
Summarized Statements of Operations
Revenues	$3,499
Net income (loss)	(64)
Net income (loss) attributable to obligor group	(165)

The following are transactions of the obligor group with non-guarantor subsidiaries.

Year ended December 31,
(In millions)	2023
Due from non-guarantor subsidiaries	$119
Due to non-guarantor subsidiaries	361
Intercompany revenue	975

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

Our retirement services business is exposed to market risk through its investment portfolio, its counterparty exposures and its hedging and reinsurance activities. Athene’s primary market risk exposures are to credit risk, interest rate risk, equity price risk and inflation risk.
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

Investment and risk management processes are tailored to each respective investment portfolio subject to our overall risk tolerance and philosophy:

•With respect to the yield and hybrid funds we manage, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios.
•The investment process of the equity funds we manage involves a detailed analysis of potential acquisitions, with investment management teams assigned to monitor the strategic development, financing and capital deployment decisions of each portfolio investment.

The AAM Global Risk Committee (“AGRC”) is tasked with assisting AAM in monitoring and managing enterprise risk for the asset management business. The AGRC is chaired by a Co-President of AAM and includes other members of senior management of Apollo’s asset management business. Managing risk is the responsibility of all AAM employees. Businesses and investment professionals are responsible for all the risk taken on and managed in their business areas and risk management groups provide an objective challenge to, and oversight of, the business’ risk management.

Risk management groups of the Company’s asset management business provide summary analysis of fund level market and credit risk to the portfolio managers of the funds managed by Apollo and the heads of the various business units. On a periodic basis, risk owners also provide analyses of select market and credit risk components to various members of senior management. In addition, the business and risk leaders of the Company’s asset management business review specific investments from the perspective of risk mitigation and discuss such analysis with the AGRC or other members of senior management when needed.

Retirement Services

The processes supporting risk management for our retirement services business are designed to ensure that Athene’s risk profile is consistent with its stated risk appetite and that it maintains sufficient capital and liquidity to support its corporate plan, while meeting the requirements imposed by its policyholders, regulators and other stakeholders. The risk management function at Athene strives to maximize the value of its existing business platform to the Company’s stockholders, preserve the ability to realize business and market opportunities under stressed market conditions and withstand the impact of severely adverse events.

AHL’s risk management framework includes a governance committee structure that supports accountability in current risk-based decision making and effective risk management. Governance committees are established at three levels: the AHL board of directors, AHL management and subsidiary management. AHL utilizes a host of assessment tools to monitor and assess its risk profile, results of which are shared with senior management periodically at management level committees, such as the risk committee (“RC”) and the investment and asset liability committee (“IALC”), and with the AHL board of directors quarterly. Business management retains the primary responsibility for day-to-day management of risk.

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

Market Risk

We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of investments will be adversely affected by changes in market conditions. Market risk is inherent in each of the investments of the funds we manage, including equity investments, loans, short-term borrowings, long-term debt, hedging instruments, credit default swaps and other derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest, currency exchange rates and credit spreads, equity prices or changes in the implied volatility of interest rates. Volatility in debt and equity markets can impact our pace of capital deployment, the timing of receipt of transaction fee revenues and the timing of realizations. These market conditions could have an impact on the value of fund investments and rates of return. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition. We monitor market risk using certain strategies and methodologies which management evaluates periodically for appropriateness. We intend to continue to monitor this risk going forward and continue to monitor our exposure to all market factors.

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

Certain funds we manage hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize risk exposure by limiting the counterparties with which the funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. Counterparty risk may be further mitigated by the exchange of collateral with a counterparty as a form of credit support for derivative transactions. As of December 31, 2023, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

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

A dedicated set of AHL risk managers monitor the asset risks to ensure that such risks are consistent with Athene’s risk appetite, standards for committing capital and overall strategic objectives. Athene’s risk management team is also a key contributor to the credit impairment evaluation process.

In addition to credit-risk exposures from its investment portfolio, Athene is also exposed to credit risk from its counterparty exposures from its derivative hedging and reinsurance activities. Derivative counterparty risk is managed by trading on a collateralized basis with counterparties under International Swaps and Derivatives Association documents with a credit support annex having zero-dollar collateral thresholds.

Athene utilizes reinsurance to mitigate risks that are inconsistent with its strategy or objectives. For example, Athene has reinsured much of the mortality risk it would otherwise have accumulated through its various acquisitions and block reinsurance transactions, allowing it to focus on its core annuity business. These reinsurance agreements expose Athene to the credit risk of its counterparties. Athene manages this risk to avoid counterparty risk concentrations through various mechanisms: utilization of reinsurance structures such as funds withheld or modco to retain ownership of the assets and limit counterparty risk to the cost of replacing the counterparty; diversification across counterparties; and when possible, novating policies to eliminate counterparty risk altogether.

Interest Rate Risk—Significant interest rate risk may arise from mismatches in the timing of cash flows from Athene’s assets and liabilities. Management of interest rate risk at the company-wide level, and at the various operating company levels, is one of the main risk management activities in which AHL senior management engages.

Depending upon the materiality of the risk and Athene’s assessment of how it would perform across a spectrum of interest rate environments, Athene may seek to mitigate interest rate risk using on-balance-sheet strategies (portfolio management) or off-balance-sheet strategies (derivative hedges such as interest rate swaps and futures). Athene monitors ALM metrics (such as key-rate durations and convexity) and employs quarterly cash flow testing requirements across all of its insurance companies to assure the asset and liability portfolios are managed to maintain net interest rate exposures at levels that are consistent with its risk appetite. Athene has established a set of exposure and stress limits to communicate its risk tolerance and to ensure adherence to those risk tolerance levels. Risk management personnel and the RC and/or IALC (together, “AHL management committees”) are notified in the event that risk tolerance levels are exceeded. Depending on the specific risk threshold that is exceeded, the appropriate AHL management committee then makes a decision as to what actions, if any, should be undertaken.

Active portfolio management is performed by our asset management business, with direction from the AHL management committees. ALM risk is also managed by the AHL management committees. The performance of Athene’s investment portfolio is reviewed periodically by the AHL management committees and board of directors. The AHL management committees strive to improve returns to stockholders and protect policyholders, while dynamically managing the risk within Athene’s expectations.

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

The equity index hedging framework implemented is one of static and dynamic replication. Unique policy-level liability options are matched with static OTC options and residual risk arising from (1) policy holder behavior and other trading constraints (for example minimum trade size) and (2) the decision by the organization to enhance the value of the product offerings by dynamically managing a small portion of the exposure on custom indices, are managed dynamically by decomposing the risk of the portfolio (asset and liability positions) into market risk measures which are managed to pre-established risk limits. The portfolio risks are measured overnight and rebalanced daily to ensure that the risk profile remains within risk appetite. Valuation is done at the position level, and risks are aggregated and shown at the level of each underlying index. Risk measures that have term structure sensitivity, such as index volatility risk and interest rate risk, are monitored and risk managed along the term structure.

Athene is also exposed to equity risk in its alternative investment portfolio. The form of those investments is typically a limited partnership interest in a fund. Athene currently targets fund investments that have characteristics resembling fixed income investments versus those resembling pure equity investments, but as holders of partnership positions, Athene’s investments are generally held as equity positions. Alternative investments are comprised of several categories, including at the most liquid end of the spectrum “liquid strategies”, (which is mostly exposure to publicly traded equities), followed by “yield”, “equity” and “hybrid” strategies. Athene’s alternatives portfolio also includes strategic equity investments in origination platforms, insurance platforms and others.

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

The alternative investment portfolio is monitored to ensure diversification across asset classes and strategy, and the portfolio's performance under stress scenarios is evaluated routinely as part of management and board reviews. Since alternative investments are marked-to-market on the consolidated statements of financial condition, risk analyses focus on potential changes in market value across a variety of market stresses.

Currency Risk—Athene manages its currency risk to maintain minimal exposure to currency fluctuations. It attempts to hedge completely the currency risk arising on its balance sheet. In general, Athene matches currency exposure of assets and liabilities. When the currency denominations of the assets and liabilities do not match, Athene generally undertakes hedging activities to eliminate or mitigate currency mismatch risk.

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

Scenario Analysis— Athene evaluates exposure to credit risk by analyzing its portfolio’s performance during simulated periods of economic stress. Athene manages business, capital and liquidity needs to withstand stress scenarios and target capital it believes will maintain its current ratings in a moderate recession scenario and maintain investment grade ratings under a deep recession scenario, a substantially severe financial crisis akin to the Lehman scenario in 2008. In the recession scenario, Athene calibrates recessionary shocks to several key risk factors (including but not limited to default rates, recoveries, credit spreads and U.S. Treasury yields) using data from the 1991, 2001 and 2008 recessions, and estimates impacts to the various sectors in its portfolio. In the deep recession scenario, Athene uses default probabilities from the 2008-2009 period, along with recovery and ratings migration rates, to estimate impairment impacts, and uses credit spread and interest rate movements from the 2008–2009 period to estimate mark to market changes. Management reviews the impacts of its stress test analyses on a quarterly basis.

Sensitivities

Asset Management

Interest Rate Risk

We are primarily subject to interest rate risk through the investments of the funds we manage. For funds that pay management fees based on NAV or other bases that are sensitive to market value fluctuations, we anticipate our management fees would change consistent with the increase or decrease experienced by the underlying funds’ portfolios. In the event that interest rates were to increase by one percentage point, we estimate that management fees earned that were dependent upon estimated fair value would decrease by approximately $21 million and $18 million during the years ended December 31, 2023 and 2022, respectively.

Credit Risk

Similar to interest rate risk, we are also subject to credit risk through the investments of the funds we manage. In the event that credit spreads were to increase by one percentage point, we estimate that management fees earned that were dependent upon estimated fair value would decrease by approximately $22 million and $22 million during the years ended December 31, 2023 and 2022, respectively.

Foreign Exchange Risk

We estimate for the years ended December 31, 2023 and 2022, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in management fees and investment income (loss):

	Years ended December 31,
(In millions)	2023		2022
Management fees	$24		$21
Investment income (loss)	1	[1]	9

1 We estimate a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in increases in performance fees, included within investment income (loss), during the year ended December 31, 2023. As a result, such increases are not included within the decline in investment income (loss).

Net Gains from Investment Activities and Investment Income

Our assets and unrealized gains, and our related equity and net income are sensitive to changes in the valuations of the underlying investments of the funds we manage and could vary materially as a result of changes in our valuation assumptions and estimates. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Estimates and Policies—Asset Management—Investments, at Fair Value” for details related to the valuation methods that are used and the key assumptions and estimates employed by such methods. We also quantify the Level 3 investments that are included on our consolidated statements of financial condition by valuation methodology in note 8 to the consolidated financial statements. We employ a variety of valuation methods. Furthermore, the investments that we manage but are not on our consolidated statements of financial condition, and therefore impact performance fees, also employ a variety of valuation methods of which no single methodology is used more than any other.

Management Fees

Management fees are primarily based on the net asset value of the relevant fund, gross assets, adjusted equity, capital commitments, invested capital, or as defined in the respective fund’s management agreements. Changes in the fair values of the investments that earn management fees based on net asset value, gross assets or adjusted equity will have a direct impact on the amount of management fees that are earned. Management fees earned that were dependent upon estimated fair value during the years ended December 31, 2023 and 2022 would decrease by approximately $58 million and $51 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods.

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

Investment Income (Loss) and Net Gains from Investment Activities

Performance Allocations—Performance allocations from the funds we manage generally are earned based on achieving specified performance criteria and are impacted directly by changes in the fair value of the funds’ investments. We anticipate that a 10% decline in the fair values of investments held by all of the funds we manage would decrease performance allocations by approximately $1.2 billion and $1.1 billion at December 31, 2023 and 2022, respectively.

Principal Investment Income —For select funds managed by Apollo, our share of income from equity method investments as a general partner in such funds is derived from unrealized gains or losses on investments in funds included in the consolidated financial statements. For funds in which we have an interest, but are not consolidated, our share of investment income is limited to our direct investments in the funds.

We anticipate that a 10% decline in the fair value of investments at December 31, 2023 and 2022 would result in an approximate $247 million and $235 million decrease in principal investment income and net gains (losses) from investment activities in our consolidated financial statements, respectively.

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of December 31, 2023, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2022, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $2.1 billion, net of offsets. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments as of December 31, 2023, when compared to December 31, 2022, was primarily driven by the significant growth experienced in 2023. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

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

With the implementation of LDTI in accounting for long-duration insurance and investment contracts, changes in the fair value of market risk benefits due to current period movement in the interest rate curve used to discount the reserve are reflected in net income (loss) but excluded from spread related earnings. However, changes in interest rates that impact the cost of the projected

GLWB and GMDB rider benefits, included within Athene’s market risk benefit reserve, are amortized within cost of funds in spread related earnings over the life of the business.

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

Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes” in its reconciliation between net income (loss) available to AHL common stockholder and spread related earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to AGM common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income tax (provision) benefit of an immediate, parallel increase in interest rates of 100 basis points from levels as of December 31, 2023, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

Athene assesses public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of December 31, 2023, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $538 million. As of December 31, 2022, Athene estimates that a decline in public equity market prices of 10% would cause a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $312 million. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments as of December 31, 2023, when compared to December 31, 2022, is primarily driven by equity market performance during the year, which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments, market risk benefits and the FIA embedded derivative.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apollo Global Management, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Apollo Global Management, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Notes 2 and 3 to the financial statements, effective January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, with retrospective application to January 1, 2022. The adoption of ASU 2018-12 is also communicated as a critical audit matter below.

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

Valuation of Certain Structured Level 3 Asset-Backed Securities - Refer to Note 5, Investments, Note 8, Fair Value, and Note 19, Related Parties

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

Given that the Company utilizes valuation models and significant unobservable inputs to estimate the fair value for certain of its structured Level 3 asset-backed securities, performing audit procedures to evaluate these inputs required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists.

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

Adoption of Long Duration Targeted Improvements (LDTI) - Refer to Note 2, Summary of Significant Accounting Policies, and Note 3, Adoption of Accounting Pronouncement

Critical Audit Matter Description

On January 1, 2023, the Company adopted ASU 2018-12 retrospectively with a transition date of January 1, 2022 (see Change in Accounting Principle explanatory paragraph above).

The adoption of LDTI significantly modifies the Company’s accounting and disclosure of contract features meeting the definition of market risk benefits to be measured at fair value. For the Company, this definition includes the guaranteed lifetime withdrawal benefit and guaranteed minimum death benefit riders attached to some of the annuity products. Significant judgment was applied by the Company in determining the modifications to complex valuation models and the assumptions utilized in those models. Specifically, the future policyholder behavior assumptions related to lapses and the use of benefit riders, as well as the assumptions for the future equity option costs or option budget and risk margin involve significant unobservable inputs and may materially impact the estimated valuation of the market risk benefits.

Given the significant judgment involved with determining the methodology and these economic and policyholder behavior assumptions, auditing these estimates required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value and actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the methodology and economic and policyholder behavior assumptions determined by the Company included the following, among others:

•We involved senior, more experienced audit team members, including fair value and actuarial specialists, to plan and perform audit procedures.
•We tested the design and operating effectiveness of controls, including those related to the application of new accounting policies, new subjective judgments, changes made to measurement models, and disclosure of the impact of adoption discussed in Notes 2 and 3 to the financial statements.
•We evaluated the appropriateness of the Company’s accounting policies, methodologies, and elections involved in the adoption of the LDTI.
•We involved our actuarial specialists, to assist us in evaluating the reasonableness and conceptual soundness of the methodology and changes made to the measurement models.

Certain Assumptions Used in the Valuation of Future Policy Benefits, Market Risk Benefits, and Interest Sensitive Contract Liabilities - Refer to Note 2, Summary of Significant Accounting Policies, Note 8, Fair Value, and Note 12, Long-duration Contracts

Critical Audit Matter Description

The Company determines estimated valuations of Future Policy Benefits, Market Risk Benefits, and Interest Sensitive Contract Liabilities, which include embedded derivatives. The Company’s valuations are based on actuarial methodologies and include significant unobservable inputs associated with underlying economic and future policyholder behavior assumptions.

Significant judgment is applied by the Company in determining these assumptions. Specifically, the future policyholder behavior assumptions related to lapses and the use of benefit riders, as well as the assumptions for the future equity option costs or option budget and risk margin involve significant unobservable inputs and may materially impact the estimated valuation of Future Policy Benefits, Market Risk Benefits, and Interest Sensitive Contract Liabilities, which include embedded derivatives.

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
•We tested the design and operating effectiveness of controls over management’s development of these assumptions, including those controls over the underlying data.
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

/s/ Deloitte & Touche LLP
New York, NY
February 27, 2024

We have served as the Company's auditor since 2007.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except share data)	As of December 31, 2023	As of December 31, 2022
Assets
Asset Management
Cash and cash equivalents	$2,748	$1,201
Restricted cash and cash equivalents	2	1,048
Investments	5,502	5,582
Assets of consolidated variable interest entities
Cash and cash equivalents	62	110
Investments	1,640	2,369
Other assets	177	30
Due from related parties	449	465
Goodwill	264	264
Other assets	2,331	2,333
	13,175	13,402
Retirement Services
Cash and cash equivalents	13,020	7,779
Restricted cash and cash equivalents	1,761	628
Investments	213,099	172,488
Investments in related parties	25,842	23,960
Assets of consolidated variable interest entities
Cash and cash equivalents	98	362
Investments	20,232	15,699
Other assets	110	112
Reinsurance recoverable	4,154	4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,979	4,466
Goodwill	4,065	4,058
Other assets	11,953	9,905
	300,313	243,815
Total Assets	$313,488	$257,217

		(Continued)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except share data)	As of December 31, 2023	As of December 31, 2022
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,338	$2,975
Due to related parties	870	998
Debt	3,883	2,814
Liabilities of consolidated variable interest entities
Notes payable	—	50
Other liabilities	1,145	1,899
	9,236	8,736
Retirement Services
Interest sensitive contract liabilities	204,670	173,616
Future policy benefits	53,287	42,110
Market risk benefits	3,751	2,970
Debt	4,209	3,658
Payables for collateral on derivatives and securities to repurchase	7,536	6,707
Other liabilities	4,456	3,213
Liabilities of consolidated variable interest entities
Other liabilities	1,098	809
	279,007	233,083
Total Liabilities	288,243	241,819
Commitments and Contingencies (note 20)
Redeemable non-controlling interests
Redeemable non-controlling interests	12	1,032
Equity
Mandatory Convertible Preferred Stock, 28,750,000 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,398	—
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 567,762,932 and 570,276,188 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	15,249	14,982
Retained earnings (accumulated deficit)	2,972	(1,007)
Accumulated other comprehensive income (loss)	(5,575)	(7,335)
Total Apollo Global Management, Inc. Stockholders’ Equity	14,044	6,640
Non-controlling interests	11,189	7,726
Total Equity	25,233	14,366
Total Liabilities, Redeemable non-controlling interests and Equity	$313,488	$257,217

		(Concluded)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In millions, except per share data)	2023	2022	2021
Revenues
Asset Management
Management fees	$1,772	$1,503	$1,921
Advisory and transaction fees, net	623	443	302
Investment income (loss)	1,032	796	3,699
Incentive fees	80	27	29
	3,507	2,769	5,951
Retirement Services
Premiums	12,749	11,638	—
Product charges	848	718	—
Net investment income	12,080	8,148	—
Investment related gains (losses)	1,428	(12,717)	—
Revenues of consolidated variable interest entities	1,441	440	—
Other revenues	591	(28)	—
	29,137	8,199	—
Total Revenues	32,644	10,968	5,951
Expenses
Asset Management
Compensation and benefits	2,722	1,943	3,493
Interest expense	145	124	138
General, administrative and other	872	682	482
	3,739	2,749	4,113
Retirement Services
Interest sensitive contract benefits	6,229	538	—
Future policy and other policy benefits	14,434	12,465	—
Market risk benefits remeasurement (gains) losses	404	(1,657)	—
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	688	444	—
Policy and other operating expenses	1,837	1,372	—
	23,592	13,162	—
Total Expenses	27,331	15,911	4,113
Other income (loss) – Asset Management
Net gains (losses) from investment activities	7	165	2,611
Net gains (losses) from investment activities of consolidated variable interest entities	130	494	557
Other income (loss), net	136	38	(145)
Total Other income (loss)	273	697	3,023
Income (loss) before income tax (provision) benefit	5,586	(4,246)	4,861
Income tax (provision) benefit	923	739	(594)
Net income (loss)	6,509	(3,507)	4,267
Net (income) loss attributable to non-controlling interests	(1,462)	1,546	(2,428)
Net income (loss) attributable to Apollo Global Management, Inc.	5,047	(1,961)	1,839
Preferred stock dividends	(46)	—	(37)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$5,001	$(1,961)	$1,802

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$8.32	$(3.43)	$7.32
Net income (loss) attributable to common stockholders - Diluted	$8.28	$(3.43)	$7.32
Weighted average shares outstanding – Basic	581.4	584.7	236.6
Weighted average shares outstanding – Diluted	588.8	584.7	236.6

See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(In millions)	2023	2022	2021
Net income (loss)	$6,509	$(3,507)	$4,267
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	5,284	(18,158)	—
Unrealized gains (losses) on hedging instruments	(199)	4	—
Remeasurement gains (losses) on future policy benefits related to discount rate	(2,236)	8,425	—
Remeasurement gains (losses) on market risk benefits related to credit risk	(374)	366	—
Foreign currency translation and other adjustments	65	(58)	(32)
Other comprehensive income (loss), before tax	2,540	(9,421)	(32)
Income tax expense (benefit) related to other comprehensive income (loss)	513	(1,933)	—
Other comprehensive income (loss)	2,027	(7,488)	(32)
Comprehensive income (loss)	8,536	(10,995)	4,235
Comprehensive (income) loss attributable to non-controlling interests	(1,732)	1,704	(2,399)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$6,804	$(9,291)	$1,836

See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	For the year ended December 31, 2021
	Apollo Global Management, Inc. Stockholders
(In millions)	AAM Class A Common Stock	AAM Class B Common Stock	AAM Class C Common Stock	AAM Series A Preferred Stock	AAM Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2021	229	—	—	$264	$290	$877	$—	$(2)	$1,429	$4,084	$5,513
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(148)	(148)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(70)	—	—	(70)	—	(70)
Issuance of common stock related to equity transactions	—	—	—	—	—	22	—	—	22	—	22
Pledge of common stock	—	—	—	—	—	126	—	—	126	—	126
Purchase of limited partnership interests	—	—	—	—	—	(27)	—	—	(27)	(521)	(548)
Dilution impact of issuance of common stock	—	—	—	—	—	(9)	—	—	(9)	—	(9)
Capital increase related to equity-based compensation	—	—	—	—	—	1,152	—	—	1,152	—	1,152
Capital contributions	—	—	—	—	—	—	—	—	—	2,280	2,280
Dividends/distributions	—	—	—	(18)	(19)	—	(517)	—	(554)	(1,504)	(2,058)
Payments related to issuances of common stock for equity-based awards	6	—	—	—	—	78	(141)	—	(63)	—	(63)
Repurchase of common stock	(5)	—	—	—	—	(299)	—	—	(299)	—	(299)
Exchange of AOG Units for common stock	19	—	—	—	—	246	—	—	246	(185)	61
Net income (loss)	—	—	—	18	19	—	1,802	—	1,839	2,428	4,267
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3)	(3)	(29)	(32)
Balance at December 31, 2021	249	—	—	$264	$290	$2,096	$1,144	$(5)	$3,789	$6,405	$10,194

(Continued)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	For the year ended December 31, 2022
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	AAM Series A Preferred Stock	AAM Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2022	249	$264	$290	$2,096	$1,144	$(5)	$3,789	$6,405	$10,194
Merger with Athene	166	—	—	13,050	—	—	13,050	4,942	17,992
Issuance of warrants	—	—	—	142	—	—	142	—	142
Reclassification of preferred stock to non-controlling interests	—	(264)	(290)	—	—	—	(554)	554	—
Consolidation/deconsolidation of VIEs	—	—	—	8	(7)	—	1	(3,649)	(3,648)
Issuance of common stock related to equity transactions	4	—	—	252	—	—	252	—	252
Accretion of redeemable non-controlling interests	—	—	—	(67)	—	—	(67)	—	(67)
Capital increase related to equity-based compensation	—	—	—	462	—	—	462	—	462
Capital contributions	—	—	—	—	—	—	—	4,816	4,816
Dividends/distributions	—	—	—	(962)	—	—	(962)	(1,047)	(2,009)
Transactions between entities under common control	—	—	—	20	—	—	20	—	20
Payments related to issuances of common stock for equity-based awards	6	—	—	36	(183)	—	(147)	—	(147)
Repurchase of common stock	(11)	—	—	(635)	—	—	(635)	—	(635)
Exchange of AOG Units for common stock	156	—	—	580	—	—	580	(2,591)	(2,011)
Net income (loss)	—	—	—	—	(1,961)	—	(1,961)	(1,546)	(3,507)
Other comprehensive income (loss)	—	—	—	—	—	(7,330)	(7,330)	(158)	(7,488)
Balance at December 31, 2022	570	$—	$—	$14,982	$(1,007)	$(7,335)	$6,640	$7,726	$14,366

(Continued)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	For the year ended December 31, 2023
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2023	570	—	$14,982	$(1,007)	$(7,335)	$6,640	$7,726	$14,366
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(250)	(250)
Accretion of redeemable non-controlling interests	—	—	(15)	—	—	(15)	—	(15)
Liquidation of SPACs	—	—	71	9	—	80	—	80
Equity issued in connection with Mandatory Convertible Preferred Stock	—	1,398	—	—	—	1,398	—	1,398
Capital increase related to equity-based compensation	—	—	947	—	—	947	—	947
Capital contributions	—	—	—	—	—	—	2,863	2,863
Dividends/distributions	—	(46)	(241)	(771)	—	(1,058)	(836)	(1,894)
Payments related to issuances of common stock for equity-based awards	6	—	41	(260)	—	(219)	—	(219)
Repurchase of common stock	(8)	—	(563)	—	—	(563)	—	(563)
Stock option exercises	—	—	21	—	—	21	—	21
Redemption of subsidiary equity interests	—	—	(5)	—	—	(5)	(575)	(580)
Subsidiary issuance of equity interests	—	—	11	—	3	14	570	584
Net income (loss)	—	46	—	5,001	—	5,047	1,421	6,468
Other comprehensive income (loss)	—	—	—	—	1,757	1,757	270	2,027
Balance at December 31, 2023	568	1,398	$15,249	$2,972	$(5,575)	$14,044	$11,189	$25,233

(Concluded)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2023	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$6,509	$(3,507)	$4,267
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Equity-based compensation	1,026	540	1,181
Net investment income	(1,140)	(1,306)	(3,699)
Net recognized (gains) losses on investments and derivatives	(2,073)	5,735	(3,165)
Depreciation and amortization	803	529	27
Net amortization of net investment premiums, discount and other	81	285	—
Policy acquisition costs deferred	(1,570)	(1,127)	—
Other non-cash amounts included in net income (loss), net	(415)	321	642
Changes in consolidation	(54)	(482)	(48)
Changes in operating assets and liabilities:
Purchases of investments by Funds and VIEs	(5,744)	(7,139)	(4,725)
Proceeds from sale of investments by Funds and VIEs	5,464	3,995	3,534
Interest sensitive contract liabilities	3,917	(1,337)	—
Future policy benefits, market risk benefits and reinsurance recoverable	4,333	3,901	—
Other assets and liabilities, net	(4,815)	3,381	3,050
Net cash provided by operating activities	$6,322	$3,789	$1,064
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	$(4,650)	$(3,992)	$—
Purchases of available-for-sale securities	(37,263)	(36,684)	—
Purchases of mortgage loans	(20,972)	(12,951)	—
Purchases of investment funds	(2,678)	(6,308)	(1,024)
Purchases of U.S. Treasury securities	(490)	(4,939)	(4,491)
Purchases of derivatives instruments and other investments	(5,637)	(3,008)	—
Sales, maturities and repayments of investments and distributions from equity method investments	29,052	34,295	4,032
Cash acquired through merger	—	10,420	—
Other investing activities, net	231	(277)	(69)
Net cash used in investing activities	$(42,407)	$(23,444)	$(1,552)
Cash Flows from Financing Activities
Issuance of debt	$4,912	$5,745	$1,334
Repayment of debt	(3,780)	(4,033)	(1,968)
Redemption of subsidiary equity interests	(575)	—	—
Repurchase of common stock	(561)	(635)	(299)
Common stock dividends	(1,012)	(962)	(517)
Preferred stock dividends	(22)	—	(37)
Distributions paid to non-controlling interests	(766)	(1,050)	(1,498)
Contributions from non-controlling interests	2,863	4,816	2,280
Distributions to redeemable non-controlling interests	(1,072)	(776)	—
Proceeds from issuance of Class A units of SPAC, net of underwriting and offering costs	—	—	1,001
Issuance of Mandatory Convertible Preferred stock, net of issuance costs	1,398	—	—
Deposits on investment-type policies and contracts	53,660	33,920	—
Withdrawals on investment-type policies and contracts	(14,125)	(10,209)	—
Subsidiary issuance of equity interests to non-controlling interests	632	—	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	829	(330)	—
			(Continued)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2023	2022	2021
Other financing activities, net	257	2,224	(187)
Net cash provided by financing activities	$42,638	$28,710	$109
Effect of exchange rate changes on cash and cash equivalents	10	(15)	—
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	6,563	9,040	(379)
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	11,128	2,088	2,467
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$17,691	$11,128	$2,088
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$358	$1,007	$121
Cash paid for interest	720	566	556
Non-cash transactions
Non-Cash Investing Activities
Asset Management and Other
Contributions to principal investments	—	—	58
Distributions from principal investments	1	7	93
Purchases of other investments, at fair value	10	9	—
Acquisition of goodwill and intangibles	—	335	—
Retirement Services
Investments received from settlements on reinsurance agreements	1,129	36	—
Reduction in investments relating to recapture of reinsurance agreement	482	—	—
Investments received at inception of reinsurance agreements	2,158	—	—
Investments received from pension group annuity premiums	4,776	4,185	—
Assets contributed to consolidated VIEs	—	8,007	—
Investments exchanged with third-party cedants	145	612	—
Non-Cash Financing Activities
Asset Management and Other
Capital increases related to equity-based compensation	867	413	1,152
Purchase of limited partnership interests	—	—	570
Issuance of restricted shares	41	36	79
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements	99	878	—
Withdrawals on investment-type policies and contracts through reinsurance agreements	12,430	9,131	—
Borrowings of variable interest entities settled with investments	52	—	—
Supplemental Disclosure of Cash Flow Information of Consolidated VIEs
Cash Flows from Operating Activities
Purchases of investments - Asset Management	(5,743)	(7,190)	(4,725)
Proceeds from sale of investments - Asset Management	5,464	4,192	3,534
Cash Flows from Investing Activities
Purchases of investments - Retirement Services	(4,224)	(4,495)	—
Proceeds from sale of investments - Retirement Services	468	1,763	—
Purchase of U.S. Treasury Securities - Asset Management	—	(1,509)	(3,141)
Proceeds from maturities of U.S. Treasury Securities - Asset Management	—	2,673	2,796

			(Continued)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2023	2022	2021
Cash Flows from Financing Activities
Issuance of debt	3,944	5,757	1,334
Principal repayment of debt	(3,834)	(4,032)	(1,950)
Distributions paid to non-controlling interests	(86)	(1,180)	(980)
Contributions from non-controlling interests	1,861	5,077	2,280
Distributions to redeemable non-controlling interests	(1,072)	—	1,001
Changes in Consolidation
Investments, at fair value	(2,784)	(16,570)	—
Other assets	(7)	(216)	—
Debt, at fair value	—	7,919	—
Notes payable	2,717	2,611	—
Other liabilities	28	610	—
Non-controlling interest	5	6,128	—
Equity	95	—	—
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	—	—	347
Due to affiliates	—	—	(288)
Additional paid in capital	—	—	(59)
Non-controlling Interest in Apollo Operating Group	—	—	187
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:

Cash and cash equivalents	$15,768	$8,980	$917
Restricted cash and cash equivalents	1,763	1,676	708
Cash and cash equivalents held at consolidated variable interest entities	160	472	463
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$17,691	$11,128	$2,088

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

Significant Accounting Policies – Overall

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

Investment Companies

Judgment is required to evaluate whether an entity has the necessary characteristics to be accounted for as an investment company under U.S. GAAP. The funds managed by the Company that meet the investment company criteria reflect their investments at fair value. The Company has retained this specialized accounting for investment companies in consolidation.

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

Assets and liabilities of the consolidated VIEs, other than SPACs, are primarily shown in separate sections within the consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are primarily presented within net gains from investment activities of consolidated variable interest entities in the consolidated statements of operations. The portion attributable to non-controlling interests is reported within net income attributable to non-controlling interests in the consolidated statements of operations. For additional disclosures regarding VIEs, see notes 7 and 19.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related footnotes. The Company’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, non-cash compensation, fair value of investments (including derivatives) and debt, impairment of investments and allowances for expected credit losses, and future policy benefit reserves. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s consolidated financial statements are based on the best available information as of December 31, 2023. Actual results could differ materially from those estimates.

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

Restricted cash and cash equivalents also consists of money market funds and U.S. Treasury bills with original maturities of three months or less, that were purchased with funds raised through the respective IPOs of APSG II and Acropolis Infrastructure Acquisition Corp. (“Acropolis”), both SPACs sponsored by Apollo. The restricted cash and cash equivalents may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the respective trust agreements. In the fourth quarter of 2023, our consolidated SPACs were liquidated in accordance with their governing documents, and restricted cash and cash equivalents were returned to the SPACs’ public shareholders.

Foreign Currency

The Company holds foreign currency denominated assets and liabilities. Non-monetary assets and liabilities of the Company’s international subsidiaries are remeasured into the functional currency using historical exchange rates specific to each asset and

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The carrying amounts of equity method investments are recorded in investments or investments in related parties in the consolidated statements of financial condition. Generally, the underlying entities that the Company manages and invests in are primarily investment companies, and the carrying value of the Company’s equity method investments approximates fair value.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Investments in securities that are traded on a securities exchange or comparable over-the-counter quotation systems are valued based on Apollo’s pricing procedures, which utilize third party pricing vendors, broker dealers and closing prices from exchanges. If no sales of such investments are reported on such date, and in the case of over-the-counter securities or other investments for which the last sale date is not available, valuations are based on independent market quotations obtained from market participants, recognized pricing services or other sources deemed relevant, and the prices are based on the average of the “bid” and “ask” prices, or at ascertainable prices at the close of business on such day. Market quotations are generally based on valuation pricing models or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks, among other factors. When market quotations are not available, a model-based approach is used to determine fair value.

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

Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets of an acquired business. Goodwill is recorded in separate line items for both the Asset Management and Retirement Services segments. See note 4 for disclosure regarding the goodwill recorded related to the Mergers.

Goodwill is tested annually for impairment or more frequently if circumstances indicate impairment may have occurred. The impairment test is performed at the reporting unit level, which is generally at the level of the Company’s reportable segments. The Company performed its annual goodwill impairment test as of October 1, 2023 and 2022 and did not identify any impairment.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

AGM is a Delaware corporation and generally all of its income is subject to U.S. corporate income taxes. Certain subsidiaries of the Company operate as partnerships for U.S. income tax purposes and are subject to NYC UBT. Certain non-U.S. entities are also subject to non-U.S. corporate income taxes. In conjunction with the Mergers, Apollo underwent a reorganization from an Up-C structure to a C-corporation with a single class of common stock. Prior to the Mergers, Athene, and certain of its non-U.S. subsidiaries have historically not been subject to U.S. corporate income taxes on their earnings. Due to the Mergers, Athene’s non-U.S. earnings will generally be subject to U.S. corporate income taxes.

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

Recently Issued Accounting Pronouncements

Segment Reporting – Improvements to Reporting Segment Disclosures (ASU 2023-07)

In November 2023, the FASB issued guidance to incrementally add disclosures for public entities’ reporting segments including significant segments expenses and other segment items.

The guidance is mandatorily effective for the Company in its 2024 annual report and in interim periods in 2025; however, early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

Income Taxes—Improvements to Income Tax Disclosures (ASU 2023-09)

In December 2023, the FASB made amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant.

The guidance is mandatorily effective for the Company for annual periods beginning in 2025; however, early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangibles—Goodwill and Other—Crypto Assets Accounting for and Disclosure of Crypto Assets (ASU 2023-08)

In December 2023, the FASB issued amendments on the accounting for and disclosure of crypto assets. The guidance requires assets that meet certain conditions be accounted for at fair value with changes in fair value recognized in net income. The ASU also requires disclosures about significant holdings, contractual sale restrictions, and changes during the reporting period.

The guidance is mandatorily effective for the Company on January 1, 2025, and early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

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

The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

Investments– Equity Method and Joint Ventures (ASU 2023-02)

In March 2023, the FASB issued guidance to introduce the option of applying the proportional amortization method (“PAM”) to account for investments made primarily for the purpose of receiving income tax credits or other income tax benefits when certain requirements are met. Previously, PAM only applied to low-income housing tax credit investments.

The Company early adopted the guidance on October 1, 2023, and there was no impact to the consolidated financial statements upon adoption.

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

The Company early adopted the guidance on July 1, 2023. The Company applied the guidance on a prospective basis, and there was no impact to the consolidated financial statements upon adoption.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company adopted these updates on January 1, 2023 and, for all provisions of the update, applied a retrospective transition approach using a transition date of January 1, 2022, the date of the Mergers. At the acquisition date, VOBA balances were established as the difference between the fair value of the liabilities and the reserves established as of this date. Upon transition to LDTI, the liability for future policy benefits and contractual features that meet the criteria for market risk benefits were adjusted to conform to LDTI, with an offsetting adjustment made to positive or negative VOBA. No adjustments were recorded to accumulated other comprehensive income (loss) (“AOCI”) or retained earnings. See notes 3 and 24 for the effects of LDTI adoption on the 2022 consolidated financial statements.

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

The new guidance was adopted by the Company on January 1, 2023 and applied prospectively. There was no impact to the consolidated financial statements upon adoption.

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

Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $172 million of revenue recognized during the year ended December 31, 2023 that was previously deferred as of January 1, 2023.

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

In the fourth quarter of 2023, our consolidated SPACs were liquidated in accordance with their governing documents, and all of their outstanding shares were redeemed. Refer to note 19 for further detail.

Revenues

The revenues of the asset management business include (i) management fees; (ii) advisory and transaction fees, net; (iii) investment income, which is comprised of performance allocations and principal investment income; and (iv) incentive fees.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Apollo has performance-based incentive arrangements for certain employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company’s asset management business. These arrangements enable certain employees to earn discretionary compensation based on performance revenue earned by Apollo’s asset management business in a given year, which amounts are reflected in compensation and benefits in the accompanying consolidated financial statements for asset management. Apollo may also use dividends it receives from investments in certain perpetual capital vehicles to compensate employees. These amounts are recorded as compensation and benefits in the consolidated statements of operations for asset management.

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

Other Income (Loss), Net

Other income (loss), net includes the recognition of gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, gains arising from the remeasurement of the tax receivable agreement liability (see note 19), and other miscellaneous non-operating income and expenses.

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

AFS Securities

AFS securities are held at fair value on the consolidated statements of financial condition, with unrealized gains and losses, exclusive of allowances for expected credit losses, generally reflected in AOCI on the consolidated statements of financial condition. Unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships are reflected in investment related gains (losses) on the consolidated statements of operations.

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

Athene’s proportionate share of investment fund income is recorded within net investment income, or, for consolidated VIEs, revenues of consolidated VIEs, on the consolidated statements of operations. Contributions paid or distributions received by Athene are recorded directly to the investment fund balance as an increase to carrying value or as a return of capital, respectively.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company has elected to present accrued interest receivable separately in other assets on the consolidated statements of financial condition. It has also elected the practical expedient to exclude the accrued interest receivable from the amortized cost balance used to calculate the allowance for expected credit losses, as it has a policy to write off such balances in a timely manner, when they become 90 days past due. Any write-off of accrued interest is recorded through a reversal of net investment income on the consolidated statements of operations.

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

Reinsurance

Athene assumes and cedes insurance and investment contracts under coinsurance, funds withheld, modco, and yearly renewable term basis. Reinsurance accounting is applied for transactions that provide indemnification against loss or liability relating to insurance risk (risk transfer). To meet risk transfer requirements, a reinsurance agreement must transfer insurance risk arising from uncertainties about both underwriting and timing risks. Cessions under reinsurance do not discharge obligations as the primary insurer, unless the requirements of assumption reinsurance have been met. Athene generally has the right of offset on reinsurance transactions, but has elected to present reinsurance settlement amounts due to and from Athene on a gross basis.

For assets and liabilities ceded under reinsurance agreements, Athene generally applies the same measurement guidance for Athene’s directly issued or assumed contracts. Ceded amounts are recorded within reinsurance recoverable on the consolidated statements of financial condition. For reinsurance of in-force contracts that pass risk transfer, the issue year used for the purpose of measuring the reinsurance recoverable is dependent on the effective date of the reinsurance agreement, which may differ from the issue year for the direct or assumed contract. The issue year informs the locked-in discount rate used for the purposes of interest accretion. This may result in different discount rates used for the direct or assumed reserves and ceded reserves when reinsuring an in-force block of insurance contracts. For flow reinsurance of insurance contracts that pass risk transfer, the contracts have the same cash flow assumptions as the direct or assumed contracts when the terms are consistent between those respective contracts and the ceded reinsurance agreement. When Athene recognizes an immediate loss due to the present value of future benefits and expenses exceeding the present value of future gross premiums, a gain is recognized on the corresponding reinsurance recoverable to the extent it does not result in gain recognition at treaty inception. Likewise, where the direct or

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assumed reserve has been floored to zero, the corresponding reinsurance recoverable will be consistently set to zero. See “Future Policy Benefits” below for further information.

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

Assets and liabilities assumed or ceded under coinsurance, funds withheld, modco, or yearly renewable term are presented gross on the consolidated statements of financial condition. For investment contracts, the change in the direct or assumed and ceded reserves are presented net in interest sensitive contract benefits on the consolidated statements of operations. For insurance contracts, the change in the direct or assumed and ceded reserves and benefits are presented net in future policy and other policy benefits on the consolidated statements of operations, except any changes related to the discount rate are presented net in OCI on the consolidated statements of comprehensive income (loss). For market risk benefits, the change in the direct or assumed and ceded reserves are presented net in market risk benefits remeasurement (gain) loss on the consolidated statements of operations, except for changes related to instrument-specific credit risk on direct and assumed contracts which are presented net in OCI on the consolidated statements of comprehensive income (loss).

For the reinsurance of existing in-force blocks that transfer significant insurance risk, the difference between the assets received or paid and the liabilities assumed or ceded represents the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is amortized on a basis consistent with the methodologies and assumptions used to amortize DAC and deferred sales inducements (“DSI”), or on a consistent basis with deferred profit liability dependent upon the nature of the underlying contract.

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

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are grouped into cohorts based on issue year and contract type and amortized on a constant level basis over the expected term of the related contracts. The cohorts and assumptions used for the amortization of deferred costs are consistent with those used in estimating the related liabilities for these contracts. The constant level basis generally is the initial premium or deposit and is projected based on assumptions related to policyholder behavior, including lapses and mortality, over the expected term of the contracts. Each reporting period, Athene replaces expected experience with actual experience to determine the related amortization expense. Changes to projected experience are recognized in amortization expense prospectively over the remaining contract term. Amortization of DAC and DSI is included in amortization of deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated statements of operations.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Future Policy Benefits

Athene issues contracts classified as long-duration, which include term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which include pension group annuities with life contingencies). Liabilities for non-participating long-duration contracts are established as the estimated present value of benefits we expect to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected, referred to as the net premium ratio. The contracts are grouped into cohorts based on issue year and contract type, with an exception for pension group annuities, which are generally assessed at the group annuity contract level. Contracts with different issuance years are not combined. Contracts acquired in a business combination are grouped into a single cohort by contract type, except for pension group annuities, which follow the group annuity contract level.

Liabilities for nonparticipating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to discount rate, expenses, longevity, mortality, morbidity, persistency and other policyholder behavior. Athene bases certain key assumptions, such as longevity, mortality and morbidity, on industry standard data adjusted to align with actual company experience, if needed. Athene has elected to use expense assumptions that are locked in at issuance for each cohort. All other cash flow assumptions are established at contract issuance and reviewed annually or more frequently if actual experience suggests a revision is necessary. The effects of changes in cash flow assumptions impacting the net premium ratio are recorded as remeasurement changes in the period in which they are made. As cash flow assumptions are reviewed at least annually, there is no provision for adverse deviation included within the liability.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the liability as of the same date to determine the current period change. The current period change in the liability is recognized as remeasurement gain or loss.

To the extent the present value of future benefits and expenses exceeds the present value of gross premiums, Athene will cap the net premium ratio at one hundred percent by increasing the corresponding liability and recognizing an immediate loss through the consolidated statements of operations. The liability is never recorded at an amount less than zero for the cohort.

The liability for nonparticipating long-duration contracts is discounted using an upper-medium grade fixed income instrument yield aligned to the characteristics of the liability, including the duration and currency of the underlying cash flows. In determining reference portfolio of instruments, Athene has used a single A equivalent level rate and maximized the use of observable data to the extent possible for the duration of its liabilities. The discount rate is required to be updated at the end of each reporting period for the remeasurement of the liability but is locked-in for each cohort for the purpose of interest accretion expense.

Changes in the value of the liability for nonparticipating long-duration contracts due to changes in the discount rate are recognized as a component of OCI on the consolidated statements of comprehensive income (loss). Changes in the liability for remeasurement gains or losses and all other changes in the liability are recorded in future policy and other policy benefits on the consolidated statements of operations.

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

Market Risk Benefits

Market risk benefits represent contracts or contract features that both provide protection to the contract holder from, and expose the insurance entity to, other-than-nominal capital market risk. Athene’s deferred annuity contracts which contain GLWB and GMDB riders that meet the criteria for, and are classified as, market risk benefits.

Market risk benefits are measured at fair value at the contract level and may be recorded as a liability or an asset, which are recorded on the consolidated statements of financial condition in market risk benefits or other assets, respectively. Multiple market risk benefits on a contract are treated as a single, compound market risk benefit. At contract inception, Athene assesses the fees and assessments that are collectible from the policyholder and allocates them to the extent they are attributable to the market risk benefit. These attributed fees are used in the valuation of the market risk benefits and are never negative or exceed total explicit fees collectible from the policyholder. If the fees are sufficient to cover the projected benefits, a non-option based valuation model is used. If the fees are insufficient to cover the projected benefits, an option-based valuation model is used to compute the market risk benefit liability at contract inception, with an equal and offsetting adjustment recognized in interest sensitive contract liabilities.

Changes in fair value of market risk benefits are recorded in market risk benefits remeasurement (gains) losses on the consolidated statements of operations, excluding portions attributed to changes in instrument-specific credit risk, which are recorded in OCI on the consolidated statements of comprehensive income (loss). Market risk benefits are not reduced for

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
market risk benefits ceded under reinsurance agreements. Ceded market risk benefits are measured at fair value and recorded within reinsurance recoverable on the consolidated statements of financial condition.

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

Premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. When premiums are due over a significantly shorter period than the period over which benefits are provided, a deferred profit liability is established equal to the excess of the gross premium over the net premium. The deferred profit liability is recognized in future policy benefits on the consolidated statements of financial condition and amortized into income in relation to either applicable policyholder liabilities for immediate annuities with life contingencies (which includes pension group annuities) or insurance in-force for whole life products through future policy and other policy benefits on the consolidated statements of operations.

When the net premium ratio for the corresponding future policy benefit is updated for actual experience and changes to projected cash flow assumptions, the deferred profit liability is retrospectively recalculated from the contract issuance date through the beginning of the current reporting period. The revised deferred profit liability is compared to the beginning of the period carrying amount to determine the change to be recognized as a remeasurement gain or loss within future policy and other policy benefits on the consolidated statements of operations. Unlike the related future policy benefit, the deferred profit liability will not be remeasured for changes in discount rates each reporting period. Negative VOBA balances associated with payout contracts involving life contingencies, including pension group annuities, are accounted for in a manner similar to the deferred profit liability.

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

[1] Previously recorded within future policy benefits on the consolidated statements of financial condition.
[2] Previously recorded within deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated statements of financial condition.
[3] Previously recorded within interest sensitive contract liabilities on the consolidated statements of financial condition.

The following table represents market risk benefits by asset and liability positions:

(In millions)	Asset[1]	Liability	Net liability
Traditional deferred annuities	$—	$253	$253
Indexed annuities	366	4,560	4,194
Adjusted balance as of January 1, 2022	$366	$4,813	$4,447

[1] Included within other assets on the consolidated statements of financial condition.

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

	As of December 31, 2022
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

The following represents the effects of LDTI adoption on the applicable financial statement lines of the Company’s consolidated statements of operations:

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents the effects of LDTI adoption on the applicable financial statement lines of the Company’s consolidated statements of comprehensive income (loss):

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

The Company made corresponding adjustments to the consolidated statements of equity to reflect the changes to net income (loss) and comprehensive income (loss), as presented above.

The following represents the effects of LDTI adoption on the applicable financial statement lines of the Company’s consolidated statements of cash flows:

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

1 AGM issued one-time grants of fully vested RSUs and options to certain executives and stockholders of Athene vesting upon consummation of the Mergers. Additionally, all issued and outstanding warrants of Athene prior to the Merger Date were exchanged for shares of AGM common stock at the time of the Mergers. The fair value of these awards is $600 million and is treated as part of consideration transferred.

2 AGM issued replacement awards for all outstanding Athene equity awards. $99 million was included as part of consideration for the portion that was attributable to pre-combination services and $53 million will be treated as post-combination compensation expense.

[3] The pre-existing relationship related to receivables, payables, and dividends between Apollo and Athene. Total fees payable to AGM by Athene for asset management and advisory services were approximately $146 million. A cash dividend of $750 million was declared by Athene to its common stockholders with Apollo owning 100% of the common shares as of the dividend record date.

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

Value of business acquired and Other identifiable intangible assets

VOBA represents the difference between the fair value of liabilities acquired and reserves established using best estimate assumptions at the Merger Date. Other identifiable intangible assets are included in other assets on the consolidated statements of financial condition and summarized as follows:

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value and weighted average estimated useful lives of VOBA and other identifiable intangible assets acquired in the Mergers consist of the following:

	Fair value (in millions)	Average useful life (in years)
VOBA Asset	$3,372	7
Distribution Channels	1,870	18
Trade Name	160	20
State Insurance Licenses	26	Indefinite
Total	$5,428

As of the Merger Date, Athene's financial results are reflected in these consolidated financial statements. Athene's revenues of $8,199 million and net income (loss) of $(2,166) million are included in the consolidated statement of operations for the year ended December 31, 2022.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Investments

The following table outlines the Company’s investments:

(In millions)	December 31, 2023	December 31, 2022
Asset Management
Investments, at fair value	$1,489	$1,320
Equity method investments	1,072	979
Performance allocations	2,941	2,574
U.S. Treasury securities, at fair value	—	709
Total Investments – Asset Management	5,502	5,582
Retirement Services
AFS securities, at fair value	$148,347	$112,225
Trading securities, at fair value	2,544	2,473
Equity securities	1,611	1,766
Mortgage loans, at fair value	45,396	28,756
Investment funds	1,741	1,648
Policy loans	334	347
Funds withheld at interest	30,833	42,688
Derivative assets	5,298	3,309
Short-term investments	1,288	2,160
Other investments	1,549	1,076
Total Investments, including related parties – Retirement Services	238,941	196,448
Total Investments	$244,443	$202,030

Equity Method Investments — Overall

The tables below present summarized financial information of the Company’s equity method investments in the aggregate.

Statement of Financial Condition (In millions)	December 31,
	2023 [1]	2022 [1]
Investments	$212,892	$195,262
Assets	238,550	216,030
Liabilities	122,659	115,914
Equity	115,891	100,116

Statement of Operations (In millions)	Years ended December 31,
	2023 [1]	2022 [1]	2021 [1]
Revenues/Investment Income	$9,709	$7,681	$5,249
Expenses	9,242	7,644	4,935
Net Investment Income (Loss)	467	37	314
Net Realized and Unrealized Gain (Loss)	7,349	3,012	15,882
Net Income (Loss)	$7,816	$3,049	$16,196

[1] Certain fund amounts are as of and for the twelve months ended September 30, 2023, 2022 and 2021.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Years ended December 31,
(In millions)	2023	2022	2021
Realized gains (losses) on sales of investments, net	$(9)	$(14)	$—
Net change in unrealized gains (losses) due to changes in fair value	16	179	2,611
Net gains (losses) from investment activities	$7	$165	$2,611

Performance Allocations

Performance allocations receivable is recorded within investments in the consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2022	$2,732
Change in fair value of funds	615
Fund distributions to the Company	(773)
Performance allocations, December 31, 2022	$2,574
Change in fair value of funds	1,048
Fund distributions to the Company	(681)
Performance allocations, December 31, 2023	$2,941

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$6,161	$—	$67	$(829)	$5,399
U.S. state, municipal and political subdivisions	1,296	—	—	(250)	1,046
Foreign governments	2,083	—	71	(255)	1,899
Corporate	88,343	(129)	830	(10,798)	78,246
CLO	20,506	(2)	261	(558)	20,207
ABS	13,942	(49)	120	(630)	13,383
CMBS	7,070	(29)	52	(502)	6,591
RMBS	8,160	(381)	252	(464)	7,567
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352
CLO	4,367	—	21	(120)	4,268
ABS	8,665	(1)	34	(309)	8,389
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$3,333	$—	$—	$(756)	$2,577
U.S. state, municipal and political subdivisions	1,218	—	—	(291)	927
Foreign governments	1,207	(27)	3	(276)	907
Corporate	74,644	(61)	92	(13,774)	60,901
CLO	17,722	(7)	115	(1,337)	16,493
ABS	11,447	(29)	15	(906)	10,527
CMBS	4,636	(5)	6	(479)	4,158
RMBS	6,775	(329)	64	(596)	5,914
Total AFS securities	120,982	(458)	295	(18,415)	102,404
AFS securities – related parties
Corporate	1,028	—	1	(47)	982
CLO	3,346	(1)	10	(276)	3,079
ABS	6,066	—	3	(309)	5,760
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821
Total AFS securities, including related parties	$131,422	$(459)	$309	$(19,047)	$112,225

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	December 31, 2023
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,279	$2,231
Due after one year through five years	17,715	16,944
Due after five years through ten years	23,824	21,631
Due after ten years	54,065	45,784
CLO, ABS, CMBS and RMBS	49,678	47,748
Total AFS securities	147,561	134,338
AFS securities – related parties
Due after one year through five years	913	898
Due after five years through ten years	122	115
Due after ten years	388	339
CLO and ABS	13,032	12,657
Total AFS securities – related parties	14,455	14,009
Total AFS securities, including related parties	$162,016	$148,347

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

Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,013	$(94)	$2,389	$(735)	$4,402	$(829)
U.S. state, municipal and political subdivisions	123	(5)	888	(245)	1,011	(250)
Foreign governments	690	(13)	760	(242)	1,450	(255)
Corporate	7,752	(474)	50,028	(10,311)	57,780	(10,785)
CLO	689	(2)	11,579	(543)	12,268	(545)
ABS	2,129	(75)	4,378	(458)	6,507	(533)
CMBS	859	(12)	1,967	(406)	2,826	(418)
RMBS	467	(9)	2,057	(263)	2,524	(272)
Total AFS securities	14,722	(684)	74,046	(13,203)	88,768	(13,887)
AFS securities – related parties
Corporate	548	(35)	382	(37)	930	(72)
CLO	397	(16)	2,592	(102)	2,989	(118)
ABS	2,008	(66)	2,793	(225)	4,801	(291)
Total AFS securities – related parties	2,953	(117)	5,767	(364)	8,720	(481)
Total AFS securities, including related parties	$17,675	$(801)	$79,813	$(13,567)	$97,488	$(14,368)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,539	$(756)	$—	$—	$2,539	$(756)
U.S. state, municipal and political subdivisions	911	(291)	—	—	911	(291)
Foreign governments	891	(275)	—	—	891	(275)
Corporate	58,256	(13,773)	—	—	58,256	(13,773)
CLO	13,486	(1,277)	—	—	13,486	(1,277)
ABS	8,119	(801)	—	—	8,119	(801)
CMBS	2,650	(427)	—	—	2,650	(427)
RMBS	2,621	(365)	—	—	2,621	(365)
Total AFS securities	89,473	(17,965)	—	—	89,473	(17,965)
AFS securities – related parties
Corporate	619	(47)	—	—	619	(47)
CLO	2,752	(273)	—	—	2,752	(273)
ABS	5,487	(308)	—	—	5,487	(308)
Total AFS securities – related parties	8,858	(628)	—	—	8,858	(628)
Total AFS securities, including related parties	$98,331	$(18,593)	$—	$—	$98,331	$(18,593)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	December 31, 2023
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	8,650	7,714
AFS securities – related parties	182	146

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Year Ended December 31, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS Securities
Foreign governments	$27	$—	$—	$(27)	$—	$—	$—
Corporate	61	88	—	(8)	(15)	3	129
CLO	7	1	—	—	—	(6)	2
ABS	29	23	—	(4)	—	1	49
CMBS	5	26	—	—	—	(2)	29
RMBS	329	16	53	(16)	—	(1)	381
Total AFS securities	458	154	53	(55)	(15)	(5)	590
AFS securities – related parties
CLO	1	—	—	—	—	(1)	—
ABS	—	1	—	—	—	—	1
Total AFS securities – related parties	1	1	—	—	—	(1)	1
Total AFS securities including related parties	$459	$155	$53	$(55)	$(15)	$(6)	$591

	Year Ended December 31, 2022
		Additions		Reductions
(In millions)	Beginning balance[1]	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$—	$66	$—	$(28)	$—	$(11)	$27
Corporate	—	70	—	—	(6)	(3)	61
CLO	—	29	—	—	—	(22)	7
ABS	5	28	—	(3)	—	(1)	29
CMBS	—	15	—	—	—	(10)	5
RMBS	306	41	7	(29)	—	4	329
Total AFS securities	311	249	7	(60)	(6)	(43)	458
AFS securities – related parties
CLO	—	3	—	—	—	(2)	1
ABS	—	18	—	—	—	(18)	—
Total AFS securities – related parties	—	21	—	—	—	(20)	1
Total AFS securities, including related parties	$311	$270	$7	$(60)	$(6)	$(63)	$459

[1] Beginning balance reflects allowances established at the time of the Mergers under purchase accounting for PCD investments.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Income

Net investment income by asset class consists of the following:

	Years ended December 31,
(In millions)	2023	2022
AFS securities	$6,901	$4,165
Trading securities	177	174
Equity securities	76	64
Mortgage loans	2,360	1,261
Investment funds	90	408
Funds withheld at interest	1,752	1,844
Other	815	270
Investment revenue	12,171	8,186
Investment expenses	(91)	(38)
Net investment income	$12,080	$8,148

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Years ended December 31,
(In millions)	2023	2022
AFS securities[1]
Gross realized gains on investment activity	$926	$1,337
Gross realized losses on investment activity	(779)	(2,151)
Net realized investment gains (losses) on AFS securities	147	(814)
Net recognized investment gains (losses) on trading securities	66	(432)
Net recognized investment gains (losses) on equity securities	13	(153)
Net recognized investment gains (losses) on mortgage loans	207	(2,974)
Derivative gains (losses)	2,135	(9,173)
Provision for credit losses	(335)	(227)
Other gains (losses)	(805)	1,056
Investment related gains (losses)	$1,428	$(12,717)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $6,464 million and $9,421 million for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Years ended December 31,
(In millions)	2023	2022
Trading securities	$85	$(415)
Trading securities – related parties	8	1
Equity securities	51	(146)
Equity securities – related parties	(2)	—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the consolidated statements of financial condition:

(In millions)	December 31, 2023	December 31, 2022
Less than 30 days	$686	$608
30-90 days	—	1,268
1 year and greater	3,167	2,867
Payables for repurchase agreements	$3,853	$4,743

The following table summarizes the securities pledged as collateral for repurchase agreements:

	December 31, 2023		December 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$—	$—	$2,559	$1,941
Foreign governments	137	99	146	107
Corporate	2,735	2,307	1,940	1,605
CLO	580	579	273	261
ABS	1,207	1,086	1,243	1,082
Total securities pledged under repurchase agreements	$4,659	$4,071	$6,161	$4,996

Reverse Repurchase Agreements

As of December 31, 2023 and 2022, amounts loaned under reverse repurchase agreements were $947 million and $1,640 million, respectively, and the fair value of the collateral, comprised primarily of commercial and residential mortgage loans, was $1,504 million and $1,753 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans includes both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 8 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	December 31, 2023	December 31, 2022
Commercial mortgage loans	$27,630	$21,061
Commercial mortgage loans under development	1,228	790
Total commercial mortgage loans	28,858	21,851
Mark to fair value	(2,246)	(1,743)
Commercial mortgage loans	26,612	20,108
Residential mortgage loans	21,894	11,802
Mark to fair value	(937)	(1,099)
Residential mortgage loans	20,957	10,703
Mortgage loans	$47,569	$30,811

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$9,591	36.0%	$6,692	33.3%
Office building	4,455	16.7%	4,651	23.1%
Industrial	4,143	15.6%	2,047	10.2%
Hotels	2,913	11.0%	1,855	9.2%
Retail	2,158	8.1%	1,454	7.2%
Other commercial	3,352	12.6%	3,409	17.0%
Total commercial mortgage loans	$26,612	100.0%	$20,108	100.0%

U.S. Region
East North Central	$1,517	5.7%	$1,437	7.1%
East South Central	523	2.0%	413	2.1%
Middle Atlantic	7,147	26.9%	5,183	25.8%
Mountain	1,196	4.5%	898	4.5%
New England	1,295	4.9%	1,076	5.4%
Pacific	4,860	18.3%	3,781	18.8%
South Atlantic	4,583	17.2%	2,756	13.7%
West North Central	249	0.9%	231	1.1%
West South Central	1,228	4.6%	1,085	5.4%
Total U.S. Region	22,598	85.0%	16,860	83.9%
International Region
United Kingdom	2,343	8.7%	1,898	9.4%
Other international[1]	1,671	6.3%	1,350	6.7%
Total International Region	4,014	15.0%	3,248	16.1%
Total commercial mortgage loans	$26,612	100.0%	$20,108	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	December 31, 2023	December 31, 2022
U.S. States
California	27.6%	28.9%
Florida	12.0%	9.7%
Texas	6.1%	4.3%
New York	5.9%	5.6%
New Jersey	4.9%	5.3%
Arizona	4.1%	5.1%
Other[1]	30.4%	27.4%
Total U.S. residential mortgage loan percentage	91.0%	86.3%
International
United Kingdom	4.0%	5.4%
Other[2]	5.0%	8.3%
Total international residential mortgage loan percentage	9.0%	13.7%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	December 31, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity funds	$82	75.3%	$46	58.2%
Hybrid funds	20	18.3%	32	40.5%
Other	7	6.4%	1	1.3%
Total investment funds	109	100.0%	79	100.0%
Investment funds – related parties
Strategic origination platforms	47	2.9%	34	2.2%
Strategic insurance platforms	1,300	79.7%	1,259	80.2%
Apollo and other fund investments
Equity funds	254	15.6%	246	15.7%
Yield funds	8	0.5%	5	0.3%
Other	23	1.3%	25	1.6%
Total investment funds – related parties	1,632	100.0%	1,569	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	5,594	35.4%	4,829	38.7%
Strategic insurance platforms	483	3.1%	529	4.2%
Apollo and other fund investments
Equity funds	3,302	20.9%	2,640	21.2%
Hybrid funds	4,242	26.7%	3,112	24.9%
Yield funds	1,356	8.6%	1,044	8.4%
Other	843	5.3%	326	2.6%
Total investment funds – consolidated VIEs	15,820	100.0%	12,480	100.0%
Total investment funds, including related parties and consolidated VIEs	$17,561		$14,128

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	December 31, 2023
Wheels Donlen[1]	$1,591
AT&T Inc.	1,526

December 31, 2022
Wheels Donlen[1]	$1,288
Athora[1]	1,232
PK AirFinance[1]	999
AP Tundra	896
MFI Investments	878
SoftBank Vision Fund II	789
MidCap Financial[1]	788
Cayman Universe	756
Concord Music CL A2	684
Redding Ridge	683
AOP Finance	671

[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in note 19.

6. Derivatives

The Company uses a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See note 2 for a description of our accounting policies for derivatives and note 8 for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	December 31, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	9,034	$477	$230	6,677	$747	$154
Forwards	6,294	275	102	6,283	406	52
Interest rate swaps	4,468	—	521	4,468	—	803
Forwards on net investments	219	—	6	216	2	—
Interest rate swaps	10,031	29	95	9,332	9	150
Total derivatives designated as hedges		781	954		1,164	1,159
Derivatives not designated as hedges
Equity options	73,881	3,809	102	65,089	1,374	114
Futures	35	72	—	18	33	—
Foreign currency swaps	8,072	230	244	3,563	251	112
Interest rate swaps	3,499	81	9	488	74	—
Other swaps	2,588	39	1	89	—	4
Foreign currency forwards	28,236	286	685	16,376	413	257
Embedded derivatives
Funds withheld, including related parties		(4,100)	(64)		(6,272)	(77)
Interest sensitive contract liabilities		—	9,059		—	5,841
Total derivatives not designated as hedges		417	10,036		(4,127)	6,251
Total derivatives		$1,198	$10,990		$(2,963)	$7,410

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. During the years ended December 31, 2023 and 2022, Athene recognized gains of $33 million and losses of $106 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the years ended December 31, 2023 and 2022. As of December 31, 2023, no amounts are expected to be reclassified to income within the next 12 months.

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	December 31, 2023		December 31, 2022
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$4,883	$(15)	$5,259	$(217)
Foreign currency swaps	6,820	(141)	4,797	(398)
Interest sensitive contract liabilities
Foreign currency swaps	1,438	19	1,081	88
Foreign currency interest rate swaps	4,010	363	4,348	632
Interest rate swaps	6,910	189	6,577	323

[1] The carrying amount disclosed for AFS securities is amortized cost.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Year ended December 31, 2023
Investment related gains (losses)
Foreign currency forwards	$(169)	$167	$(2)	$82	$20
Foreign currency swaps	(159)	169	10	—	—
Foreign currency interest rate swaps	282	(269)	13	—	—
Interest rate swaps	111	(118)	(7)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	57	(60)	(3)	—	—
Year ended December 31, 2022
Investment related gains (losses)
Foreign currency forwards	$183	$(190)	$(7)	$67	$9
Foreign currency swaps	286	(310)	(24)	—	—
Foreign currency interest rate swaps	(622)	632	10	—	—
Interest rate swaps	(332)	323	(9)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	52	(53)	(1)	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Years ended December 31,
(In millions)	2023	2022
Foreign currency forwards	$(45)	$20
Foreign currency swaps	(187)	88

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the years ended December 31, 2023 and 2022, these derivatives had losses of $4 million and gains of $30 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the consolidated statements of comprehensive income (loss). As of December 31, 2023 and 2022, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $26 million and $30 million, respectively. During the years ended December 31, 2023 and 2022, there were no amounts deemed ineffective.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Other swaps

Other swaps include total return swaps, credit default swaps and swaptions. Athene purchases total rate of return swaps to gain exposure and benefit from a reference asset or index without ownership. Credit default swaps provide a measure of protection against the default of an issuer or allow us to gain credit exposure to an issuer or traded index. Athene uses credit default swaps coupled with a bond to synthetically create the characteristics of a reference bond.

Embedded derivatives

Athene has embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modco or funds withheld basis and indexed annuity products.

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Years ended December 31,
(In millions)	2023	2022
Equity options	$1,564	$(2,647)
Futures	73	(144)
Swaps	(108)	56
Foreign currency forwards	(495)	505
Embedded derivatives on funds withheld	934	(6,534)
Amounts recognized in investment related gains (losses)	1,968	(8,764)
Embedded derivatives in indexed annuity products[1]	(1,443)	2,768
Total gains (losses) on derivatives not designated as hedges	$525	$(5,996)

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ratings. Additionally, a decrease in Athene’s financial strength rating to a specified level can result in settlement of the derivative position.

The estimated fair value of net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
December 31, 2023
Derivative assets	$5,298	$(1,497)	$(3,676)	$125	$—	$125
Derivative liabilities	(1,995)	1,497	848	350	—	350

December 31, 2022
Derivative assets	$3,309	$(1,477)	$(1,952)	$(120)	$—	$(120)
Derivative liabilities	(1,646)	1,477	478	309	—	309

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the consolidated statements of financial condition. As of December 31, 2023 and 2022, amounts not subject to master netting or similar agreements were immaterial.

[2] Represents amounts offsetting derivative assets and derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets or gross derivative liabilities for presentation on the consolidated statements of financial condition.

[3] For non-cash collateral received, the Company does not recognize the collateral on the consolidated statements of financial condition unless the obligor (transferor) has defaulted under the terms of the secured contract and is no longer entitled to redeem the pledged asset. Amounts do not include any excess of collateral pledged or received.

7. Variable Interest Entities

A variable interest in a VIE is an investment or other interest that will absorb portions of the VIE’s expected losses and/or receive expected residual returns. Refer to note 2 for more details about the Company’s VIE assessment and consolidation policy. Variable interests in consolidated VIEs and unconsolidated VIEs are discussed separately below.

Consolidated VIEs

Consolidated VIEs include consolidated SPACs as well as certain CLOs and funds managed by the Company. See note 19 for further details regarding Apollo’s previously consolidated SPACs.

The assets of consolidated VIEs are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company. Similarly, there is no recourse to the Company for the consolidated VIEs’ liabilities.

Other assets of the consolidated funds include interest receivables, receivables from affiliates and reverse repurchase agreements. Other liabilities include debt, short-term payables and repurchase agreements.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Years ended December 31,
(In millions)	2023[1]	2022[1]	2021[1]
Net gains (losses) from investment activities	$67	$93	$526
Net gains (losses) from debt	—	144	54
Interest and other income	176	354	746
Interest and other expenses	(113)	(97)	(769)
Net gains (losses) from investment activities of consolidated variable interest entities	$130	$494	$557

[1] Amounts reflect consolidation eliminations.

In addition, we recognize revenues and expenses of certain consolidated VIEs within management fees, investment income (loss), compensation and benefits and general, administrative and other. For the year ended December 31, 2023, the Company recorded $22 million of revenues and $5 million of expenses related to the activities of these VIEs.

Subscription Lines

Included within notes payable and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	December 31, 2023			December 31, 2022
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$1,072	7.16%	0.09	$686	6.22%	0.08
Total – Asset Management	$1,072			$686

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of December 31, 2023, the Company was not aware of any instances of non-compliance with any of these covenants.

Repurchase Agreements

The following table summarizes the maturities of repurchase agreements:

Remaining Contractual Maturity (In millions)	December 31, 2023	December 31, 2022
91 days to 364 days	$—	$1,254
Total payables for repurchase agreements[1]	$—	$1,254

[1] Included in other liabilities of consolidated variable interest entities on the consolidated statements of financial condition.

The following table summarizes the gross carrying value of repurchase agreements by class of collateral pledged:

(In millions)	December 31, 2023	December 31, 2022
Loans backed by residential real estate	$—	$770
Loans backed by commercial real estate	—	484
Total	$—	$1,254

Note: These repurchase agreements are carried at cost which approximates fair value and is classified as Level 2 of the fair value hierarchy.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reverse Repurchase Agreements

As of December 31, 2023 and December 31, 2022, fair value of collateral received under reverse repurchase agreements was $453 million and $1,522 million, respectively, and fair value of collateral rehypothecated was $0 million and $1,522 million, respectively.

Revenues of Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Years ended December 31,
(In millions)	2023	2022
Trading securities	$102	$34
Mortgage loans	110	88
Investment funds	41	9
Other	1	(10)
Net investment income	254	121

Net recognized investment gains (losses) on trading securities	10	(66)
Net recognized investment losses on mortgage loans	(22)	(250)
Net recognized investment gains on investment funds	1,228	552
Other gains (losses)	(29)	83
Investment related gains (losses)	1,187	319
Revenues of consolidated variable interest entities	$1,441	$440

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	December 31, 2023	[2]	December 31, 2022	[2]
Maximum Loss Exposure[1]	$325		$343

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

Fixed maturity securities

Athene invests in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, Athene is a debt investor within these entities and, as such, holds a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the trust that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination of the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which Athene holds the residual tranche are not consolidated because Athene does not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, Athene is not under common control, as defined by U.S. GAAP, with the related parties, nor are substantially all of the activities conducted on Athene’s behalf; therefore, Athene is not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments, and are held at fair value on the consolidated statements of financial condition and classified as AFS or trading.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	December 31, 2023		December 31, 2022
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$109	$876	$79	$340
Investment in related parties – investment funds	1,632	2,377	1,569	2,253
Assets of consolidated VIEs – investment funds	15,820	22,129	12,480	20,278
Investment in fixed maturity securities	48,155	50,623	37,454	40,992
Investment in related parties – fixed maturity securities	13,495	15,608	9,717	10,290
Investment in related parties – equity securities	318	318	279	279
Total non-consolidated investments	$79,529	$91,931	$61,578	$74,432

8. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$2,748	$—	$—		$—	$2,748
Restricted cash and cash equivalents[1]	2	—	—		—	2
Cash and cash equivalents of VIEs	62	—	—		—	62
Investments, at fair value	202	38	1,188	[2]	61	1,489
Investments of VIEs	—	16	1,492		127	1,635
Due from related parties[3]	—	—	37		—	37
Derivative assets[4]	—	—	13		—	13
Total Assets – Asset Management	3,014	54	2,730		188	5,986

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Retirement Services
AFS Securities
U.S. government and agencies	5,392	7	—	—	5,399
U.S. state, municipal and political subdivisions	—	1,046	—	—	1,046
Foreign governments	895	964	40	—	1,899
Corporate	10	75,711	2,525	—	78,246
CLO	—	20,207	—	—	20,207
ABS	—	6,440	6,943	—	13,383
CMBS	—	6,570	21	—	6,591
RMBS	—	7,302	265	—	7,567
Total AFS securities	6,297	118,247	9,794	—	134,338
Trading securities	24	1,654	28	—	1,706
Equity securities	210	699	26	—	935
Mortgage loans	—	—	44,115	—	44,115
Funds withheld at interest – embedded derivative	—	—	(3,379)	—	(3,379)
Derivative assets	108	5,190	—	—	5,298
Short-term investments	—	236	105	—	341
Other investments	—	313	630	—	943
Cash and cash equivalents	13,020	—	—	—	13,020
Restricted cash and cash equivalents	1,761	—	—	—	1,761
Investments in related parties
AFS securities
Corporate	—	181	1,171	—	1,352
CLO	—	3,762	506	—	4,268
ABS	—	563	7,826	—	8,389
Total AFS securities – related parties	—	4,506	9,503	—	14,009
Trading securities	—	—	838	—	838
Equity securities	63	—	255	—	318
Mortgage loans	—	—	1,281	—	1,281
Investment funds	—	—	1,082	—	1,082
Funds withheld at interest – embedded derivative	—	—	(721)	—	(721)
Other investments	—	—	343	—	343
Reinsurance recoverable	—	—	1,367	—	1,367
Other assets[7]	—	—	378	—	378
Assets of consolidated VIEs
Trading securities	—	284	1,852	—	2,136
Mortgage loans	—	—	2,173	—	2,173
Investment funds	—	—	977	14,843	15,820
Other investments	—	2	101	—	103
Cash and cash equivalents	98	—	—	—	98
Total Assets – Retirement Services	21,581	131,131	70,748	14,843	238,303
Total Assets	$24,595	$131,185	$73,478	$15,031	$244,289

Liabilities
Asset Management
Other liabilities of VIEs, at fair value	$—	$3	$—	$—	$3
Contingent consideration obligations[5]	—	—	93	—	93
Derivative liabilities[4]	—	42	—	—	42
Total Liabilities – Asset Management	—	45	93	—	138
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	9,059	—	9,059
Universal life benefits	—	—	834	—	834

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Future policy benefits
AmerUs Closed Block	—	—	1,178	—	1,178
ILICO Closed Block and life benefits	—	—	522	—	522
Market risk benefits[7]	—	—	3,751	—	3,751
Derivative liabilities	17	1,977	1	—	1,995
Other liabilities	—	(64)	330	—	266
Total Liabilities – Retirement Services	17	1,913	15,675	—	17,605
Total Liabilities	$17	$1,958	$15,768	$—	$17,743

(Concluded)

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$1,201	$—	$—		$—	$1,201
Restricted cash and cash equivalents[1]	1,048	—	—		—	1,048
Cash and cash equivalents of VIEs	110	—	—		—	110
U.S. Treasury securities	709	—	—		—	709
Investments, at fair value	190	39	1,083	[2]	8	1,320
Investments of VIEs	—	1,537	727		105	2,369
Due from related parties[3]	—	—	43		—	43
Derivative assets[4]	—	—	15		—	15
Total Assets – Asset Management	3,258	1,576	1,868		113	6,815
Retirement Services
AFS Securities
U.S. government and agencies	2,570	7	—		—	2,577
U.S. state, municipal and political subdivisions	—	927	—		—	927
Foreign governments	—	906	1		—	907
Corporate	—	59,236	1,665		—	60,901
CLO	—	16,493	—		—	16,493
ABS	—	5,660	4,867		—	10,527
CMBS	—	4,158	—		—	4,158
RMBS	—	5,682	232		—	5,914
Total AFS securities	2,570	93,069	6,765		—	102,404
Trading securities	23	1,519	53		—	1,595
Equity securities	150	845	92		—	1,087
Mortgage loans	—	—	27,454		—	27,454
Funds withheld at interest – embedded derivative	—	—	(4,847)		—	(4,847)
Derivative assets	42	3,267	—		—	3,309
Short-term investments	29	455	36		—	520
Other investments	—	170	441		—	611
Cash and cash equivalents	7,779	—	—		—	7,779
Restricted cash and cash equivalents	628	—	—		—	628
Investments in related parties
AFS securities
Corporate	—	170	812		—	982
CLO	—	2,776	303		—	3,079
ABS	—	218	5,542		—	5,760
Total AFS securities – related parties	—	3,164	6,657		—	9,821
Trading securities	—	—	878		—	878

(Continued)

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

(Concluded)
[1] Restricted cash and cash equivalents as of December 31, 2023 and 2022 includes $0 million and $1,046 million, respectively, of restricted cash and cash equivalents held by consolidated SPACs.
[2] Investments as of December 31, 2023 and 2022 excludes $218 million and $198 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[3] Due from related parties represents a receivable from a fund.
[4] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the consolidated statements of financial condition.
5 As of December 31, 2023 and 2022, Other liabilities includes $26 million and $31 million, respectively, of contingent obligations related to the Griffin Capital acquisition, classified as Level 3 and profit sharing payable includes $67 million and $55 million, respectively, related to contingent obligations classified as Level 3.

[6] Other liabilities as of December 31, 2022 includes the publicly traded warrants of APSG II.
[7] Other assets consist of market risk benefits assets. See note 12 for additional information on market risk benefits assets and liabilities valuation methodology and additional fair value disclosures.

Changes in fair value of contingent consideration obligations in connection with the acquisitions of Stone Tower and Griffin Capital are recorded in compensation and benefits expense and other income (loss), net, respectively, in the consolidated statements of operations. Refer to note 20 for further details.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	December 31, 2023
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$857	Discounted cash flow	Discount rate	10.5% – 52.8%	17.2%	[1]
	112	Direct capitalization	Capitalization rate	6.9%	6.9%
	219	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	37	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	13	Option model	Volatility rate	62.5%	62.5%
Investments of consolidated VIEs
Bank loans	605	Discounted cash flow	Discount rate	7.7% – 11.0%	9.4%	[1]
	64	Adjusted transaction value	N/A	N/A	N/A
Equity securities	494	Dividend discount model	Discount rate	13.5%	13.5%
	131	Adjusted transaction value	N/A	N/A	N/A
Bonds	35	Discounted cash flow	Discount rate	6.1% -13.0%	10.7%	[1]
	163	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS, trading and equity securities	14,247	Discounted cash flow	Discount rate	2.3% – 18.1%	7.0%	[1]
Mortgage loans[2]	47,569	Discounted cash flow	Discount rate	2.5% – 20.6%	6.8%	[1]
Investment funds[2]	1,574	Discounted cash flow	Discount rate	6.3% – 13.5%	11.2%	[1]
	483	Net tangible asset values	Implied multiple	1.14x	1.14x
Financial Liabilities
Asset Management
Contingent consideration obligations	93	Discounted cash flow	Discount rate	20.0% – 25.0%	23.3%	[1]
		Option model	Volatility rate	31.4% – 33.4%	32.4%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	9,059	Discounted cash flow	Nonperformance risk	0.4% – 1.4%	0.9%	[3]
			Option budget	0.5% – 6.0%	2.3%	[4]
			Surrender rate	6.0% – 13.4%	8.7%	[4]

[1] Unobservable inputs were weighted based on the fair value of the investments included in the range.
[2] Includes those of consolidated VIEs.
[3] The nonperformance risk weighted average is based on the projected cash flows attributable to the embedded derivative.
[4] The option budget and surrender rate weighted averages are calculated based on projected account values.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Fair Value (In millions)	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$526	Embedded value	N/A	N/A	N/A
	128	Discounted cash flow	Discount rate	8.9% – 52.8%	28.7%	[1]
	429	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	43	Discounted cash flow	Discount rate	15.0%	15.0%
Derivative assets	15	Option model	Volatility rate	60.0%	60.0%
Investments of consolidated VIEs
Equity securities	458	Dividend discount model	Discount rate	12.1%	12.1%
Bank loans	215	Discounted cash flow	Discount rate	6.4% – 32.7%	8.0%	[1]
	29	Adjusted transaction value	N/A	N/A	N/A
Bonds	25	Discounted cash flow	Discount rate	7.9%	7.9%
Retirement Services
AFS, trading and equity securities	10,671	Discounted cash flow	Discount rate	2.2% – 18.8%	6.8%	[1]
Mortgage loans[2]	30,811	Discounted cash flow	Discount rate	1.5% – 22.1%	6.3%	[1]
Investment funds[2]	506	Discounted cash flow	Discount rate	6.4%	6.4%
	873	Discounted cash flow / Guideline public equity	Discount rate / P/E	16.5% / 9x	16.5% / 9x
	529	Net tangible asset values	Implied multiple	1.26x	1.26x
	563	Reported net asset value	Reported net asset value	N/A	N/A
	959	Embedded value	N/A	N/A	N/A
Financial Liabilities
Contingent consideration obligations	86	Discounted cash flow	Discount rate	20.0% – 25.0%	22.7%	[1]
		Option model	Volatility rate	29.8% – 39.6%	34.7%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	5,841	Discounted cash flow	Nonperformance risk	0.1% – 1.7%	1.0%	[3]
			Option budget	0.5% – 5.3%	1.9%	[4]
			Surrender rate	5.1% – 11.5%	8.1%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year ended December 31, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,098	$63	$—	$40	$—	$1,201	$68	$—
Investments of Consolidated VIEs	727	69	—	698	(2)	1,492	13	—
Total Level 3 assets – Asset Management	$1,825	$132	$—	$738	$(2)	$2,693	$81	$—

Assets – Retirement Services
AFS securities
Foreign governments	$1	$—	$(2)	$41	$—	$40	$—	$(2)
Corporate	1,665	(21)	45	1,298	(462)	2,525	—	21
ABS	4,867	(9)	61	3,241	(1,217)	6,943	—	45
CMBS	—	—	1	—	20	21	—	3
RMBS	232	8	4	256	(235)	265	—	2
Trading securities	53	2	—	(16)	(11)	28	—	—
Equity securities	92	(8)	—	(45)	(13)	26	—	—
Mortgage loans	27,454	183	—	16,478	—	44,115	184	—
Funds withheld at interest – embedded derivative	(4,847)	1,468	—	—	—	(3,379)	—	—
Short-term investments	36	—	(3)	69	3	105	—	—
Other investments	441	—	—	189	—	630	(3)	—
Investments in related parties
AFS securities
Corporate	812	3	(32)	173	215	1,171	—	(32)
CLO	303	—	18	185	—	506	—	18
ABS	5,542	19	103	1,878	284	7,826	6	96
Trading securities	878	12	—	(52)	—	838	8	—
Equity securities	279	8	—	(32)	—	255	7	—
Mortgage loans	1,302	9	—	(30)	—	1,281	8	—
Investment funds	959	91	—	32	—	1,082	91	—
Funds withheld at interest – embedded derivative	(1,425)	704	—	—	—	(721)	—	—
Other investments	303	(2)	—	42	—	343	(3)	—
Reinsurance recoverable	1,388	(21)	—	—	—	1,367	—	—

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets of consolidated VIEs
Trading securities	622	69	—	(116)	1,277	1,852	69	—
Mortgage loans	2,055	(9)	—	127	—	2,173	(9)	—
Investment funds	2,471	(30)	—	73	(1,537)	977	(31)	—
Other investments	99	9	—	(7)	—	101	9	—
Total Level 3 assets – Retirement Services	$45,582	$2,485	$195	$23,784	$(1,676)	$70,370	$336	$151

Liabilities – Asset Management
Contingent consideration obligations	$86	$11	$—	$(4)	$—	$93	$—	$—
Total Level 3 liabilities – Asset Management	$86	$11	$—	$(4)	$—	$93	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(5,841)	$(1,443)	$—	$(1,775)	$—	$(9,059)	$—	$—
Universal life benefits	(829)	(5)	—	—	—	(834)	—	—
Future policy benefits
AmerUs Closed Block	(1,164)	(14)	—	—	—	(1,178)	—	—
ILICO Closed Block and life benefits	(548)	26	—	—	—	(522)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(142)	(113)	—	(75)	—	(330)	—	—
Total Level 3 liabilities – Retirement Services	$(8,525)	$(1,549)	$—	$(1,850)	$—	$(11,924)	$—	$—

(Concluded)
[1] Related to instruments held at end of period.

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

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Investment funds	18	1	—	—	(19)	—	—	—
Funds withheld at interest – embedded derivative	—	(4,847)	—	—	—	(4,847)	—	—
Short-term investments	29	—	—	7	—	36	—	—
Other investments	—	(91)	—	36	496	441	(91)	—
Investments in related parties
AFS securities
Corporate	670	(3)	(16)	202	(41)	812	—	(16)
CLO	202	—	(29)	130	—	303	—	(29)
ABS	6,445	16	(256)	(715)	52	5,542	(11)	(259)
Trading securities	1,771	3	—	(1,084)	188	878	1	—
Equity securities	284	(2)	—	(15)	12	279	—	—
Mortgage loans	1,369	(225)	—	158	—	1,302	(225)	—
Investment funds	2,855	78	—	57	(2,031)	959	119	—
Funds withheld at interest – embedded derivative	—	(1,425)	—	—	—	(1,425)	—	—
Short-term investments	—	—	—	53	(53)	—	—	—
Other investments	—	14	—	15	274	303	14	—
Reinsurance recoverable	1,991	(603)	—	—	—	1,388	—	—
Assets of consolidated VIEs
Trading securities	—	49	—	530	43	622	11	—
Mortgage loans	2,152	(227)	—	(31)	161	2,055	(226)	—
Investment funds	1,297	72	—	1,862	(760)	2,471	58	—
Other investments	—	(17)	—	31	85	99	(24)	—
Total Level 3 assets – Retirement Services	$45,752	$(9,969)	$(621)	$11,721	$(1,301)	$45,582	$(3,104)	$(635)

Liabilities – Asset Management
Contingent consideration obligations	$126	$(63)	$—	$23	$—	$86	$—	$—
Debt and other liabilities of consolidated VIEs	7,528	(28)	—	(442)	(7,058)	—	—	—
Total Level 3 liabilities – Asset Management	$7,654	$(91)	$—	$(419)	$(7,058)	$86	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(7,408)	$2,768	$—	$(1,201)	$—	$(5,841)	$—	$—
Universal life benefits	(1,235)	406	—	—	—	(829)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	356	—	—	—	(1,164)	—	—
ILICO Closed Block and life benefits	(742)	194	—	—	—	(548)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Other liabilities	—	(37)	—	(105)	—	(142)	—	—
Total Level 3 liabilities – Retirement Services	$(10,908)	$3,689	$—	$(1,306)	$—	$(8,525)	$—	$—

(Concluded)
[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Year ended December 31, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$45	$—	$(5)	$—	$40	$—	$—	$—
Investments of consolidated VIEs	5,019	—	(4,321)	—	698	—	(2)	(2)
Total Level 3 assets – Asset Management	$5,064	$—	$(4,326)	$—	$738	$—	$(2)	$(2)

Assets – Retirement Services
AFS securities
Foreign governments	$53	$—	$—	$(12)	$41	$—	$—	$—
Corporate	1,704	—	(177)	(229)	1,298	29	(491)	(462)
ABS	4,221	—	(33)	(947)	3,241	828	(2,045)	(1,217)
CMBS	—	—	—	—	—	20	—	20
RMBS	262	—	—	(6)	256	5	(240)	(235)
Trading securities	8	—	—	(24)	(16)	5	(16)	(11)
Equity securities	—	—	(45)	—	(45)	—	(13)	(13)
Mortgage loans	21,018	—	(529)	(4,011)	16,478	—	—	—
Short-term investments	100	—	—	(31)	69	26	(23)	3
Other investments	620	—	—	(431)	189	—	—	—
Investments in related parties
AFS securities
Corporate	184	—	—	(11)	173	215	—	215
CLO	185	—	—	—	185	—	—	—
ABS	3,751	—	(162)	(1,711)	1,878	284	—	284
Trading securities	66	—	(38)	(80)	(52)	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(30)	(30)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	40	—	(156)	—	(116)	1,308	(31)	1,277
Mortgage loans	203	—	—	(76)	127	—	—	—
Investment funds	113	—	(40)	—	73	475	(2,012)	(1,537)
Other investments	14	—	(21)	—	(7)	—	—	—
Total Level 3 assets – Retirement Services	$32,616	$—	$(1,201)	$(7,631)	$23,784	$3,195	$(4,871)	$(1,676)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(4)	$(4)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(4)	$(4)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Interest sensitive contract liabilities - Embedded derivative	$—	$(2,431)	$—	$656	$(1,775)	$—	$—	$—
Other liabilities	—	—	—	(75)	(75)	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(2,431)	$—	$581	$(1,850)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In1	Transfers Out[1]	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$230	$—	$(121)	$—	$109	$23	$—	$23
Investments of consolidated VIEs	3,349	—	(3,362)	—	(13)	2,072	(14,772)	(12,700)
Total Level 3 assets – Asset Management	$3,579	$—	$(3,483)	$—	$96	$2,095	$(14,772)	$(12,677)

Assets – Retirement Services
AFS securities
Corporate	$685	$—	$(177)	$(144)	$364	$393	$(292)	$101
CLO	3	—	—	(12)	(9)	—	(3)	(3)
ABS	3,306	—	(1,791)	(727)	788	1,089	(447)	642
CMBS	—	—	—	—	—	—	(26)	(26)
RMBS	296	—	—	(1)	295	—	(66)	(66)
Trading securities	8	—	(9)	(9)	(10)	56	(53)	3
Equity securities	—	—	(4)	—	(4)	41	(400)	(359)
Mortgage loans	12,367	—	(198)	(3,108)	9,061	—	—	—
Investment funds	—	—	—	—	—	—	(19)	(19)
Short-term investments	59	—	—	(52)	7	—	—	—
Other investments	48	—	(12)	—	36	496	—	496
Investments in related parties
AFS securities
Corporate	483	—	(263)	(18)	202	53	(94)	(41)
CLO	130	—	—	—	130	—	—	—
ABS	2,889	—	(94)	(3,510)	(715)	1,916	(1,864)	52
Trading securities	43	—	(1,081)	(46)	(1,084)	1,448	(1,260)	188
Equity securities	195	—	(119)	(91)	(15)	125	(113)	12
Mortgage loans	182	—	—	(24)	158	—	—	—
Investment funds	91	—	(34)	—	57	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	(53)	(53)
Other investments	31	—	(16)	—	15	274	—	274
Assets of consolidated VIEs
Trading Securities	531	—	(1)	—	530	430	(387)	43
Equity securities	—	—	—	—	—	15	(15)	—
Mortgage loans	176	—	—	(207)	(31)	384	(223)	161
Investment funds	2,014	—	(152)	—	1,862	11,550	(12,310)	(760)
Other investments	33	—	(2)	—	31	2,018	(1,933)	85
Total Level 3 assets – Retirement Services	$23,623	$—	$(3,953)	$(7,949)	$11,721	$20,288	$(21,589)	$(1,301)

Liabilities - Asset Management
Contingent consideration obligations	$—	$36	$—	$(13)	$23	$—	$—	$—
Debt and other liabilities of consolidated VIEs	—	—	—	(442)	(442)	1,568	(8,626)	(7,058)
Total Level 3 liabilities – Asset Management	$—	$36	$—	$(455)	$(419)	$1,568	$(8,626)	$(7,058)
Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(1,701)	$—	$500	$(1,201)	$—	$—	$—
Other liabilities	—	—	—	(105)	(105)	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(1,701)	$—	$395	$(1,306)	$—	$—	$—

[1] Transfers in and out are primarily assets of VIEs with changes in consolidation at Athene in 2022.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Years ended December 31,
(In millions)	2023	2022
Trading securities	$66	$(424)
Mortgage loans	183	(3,213)
Investment funds	77	114
Future policy benefits	(14)	356
Other liabilities	(113)	(37)
Total gains (losses)	$199	$(3,204)

Gains and losses on trading securities, mortgage loans, and other liabilities are recorded in investment related gains (losses) on the consolidated statements of operations. Gains and losses related to investment funds are recorded in net investment income on the consolidated statements of operations. Gains and losses related to investments of consolidated VIEs are recorded in revenues of consolidated VIEs on the consolidated statements of operations. The change in fair value of future policy benefits is recorded to future policy and other policy benefits on the consolidated statements of operations.

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	December 31, 2023	December 31, 2022
Unpaid principal balance	$50,752	$33,653
Mark to fair value	(3,183)	(2,842)
Fair value	$47,569	$30,811

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	December 31, 2023	December 31, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$221	$74
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(74)	(55)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$147	$19

Fair value of commercial mortgage loans 90 days or more past due	$64	$2
Fair value of commercial mortgage loans in non-accrual status	147	19

The following represents the residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	December 31, 2023	December 31, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$528	$522
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(49)	(50)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$479	$472

Fair value of residential mortgage loans 90 days or more past due[1]	$479	$472
Fair value of residential mortgage loans in non-accrual status	355	360

1 As of December 31, 2023 and 2022, includes $124 million and $221 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Years ended December 31,
(In millions)	2023	2022
Mortgage loans	$(53)	$(41)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Financial Instruments Without Readily Determinable Fair Values

Athene has elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. The equity securities are held at cost less any impairment. The carrying amount of the equity securities was $358 million, with an impairment of $42 million as of December 31, 2023. As a result of slower than expected growth of the investee, Athene recorded an impairment of $42 million in the fourth quarter of 2023. As of December 31, 2022, the carrying amount of the equity securities was $400 million, with no cumulative recorded impairment.

Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the consolidated statements of financial condition:

	December 31, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$109	$109	$109	$—	$—	$—
Policy loans	334	334	—	—	334	—
Funds withheld at interest	27,738	27,738	—	—	—	27,738
Other investments	46	52	—	—	—	52
Investments in related parties
Investment funds	550	550	550	—	—	—
Funds withheld at interest	7,195	7,195	—	—	—	7,195
Short-term investments	947	947	—	—	947	—
Total financial assets not carried at fair value	$36,919	$36,925	$659	$—	$1,281	$34,985

Financial liabilities
Interest sensitive contract liabilities	$154,095	$146,038	$—	$—	$—	$146,038
Debt	4,209	3,660	—	—	3,660	—
Securities to repurchase	3,853	3,853	—	—	3,853	—
Funds withheld liability	350	350	—	—	350	—
Total financial liabilities not carried at fair value	$162,507	$153,901	$—	$—	$7,863	$146,038

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$79	$79	$79	$—	$—	$—
Policy loans	347	347	—	—	347	—
Funds withheld at interest	37,727	37,727	—	—	—	37,727
Short-term investments	1,640	1,640	—	—	1,614	26
Other investments	162	162	—	—	—	162
Investments in related parties
Investment funds	610	610	610	—	—	—
Funds withheld at interest	11,233	11,233	—	—	—	11,233
Total financial assets not carried at fair value	$51,798	$51,798	$689	$—	$1,961	$49,148

Financial liabilities
Interest sensitive contract liabilities	$125,101	$111,608	$—	$—	$—	$111,608
Debt	3,658	2,893	—	—	2,893	—
Securities to repurchase	4,743	4,743	—	—	4,743	—
Funds withheld liability	360	360	—	—	360	—
Total financial liabilities not carried at fair value	$133,862	$119,604	$—	$—	$7,996	$111,608

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

Significant Unobservable Inputs

Asset Management

Discounted Cash Flow and Direct Capitalization Model

When a discounted cash flow or direct capitalization model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows or the capitalization rate, respectively. Increases in the discount or capitalization rate can significantly lower the fair value of an investment and the contingent consideration obligations; conversely decreases in the discount or capitalization rate can significantly increase the fair value of an investment and the contingent consideration obligations. See note 20 for further discussion of the contingent consideration obligations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Option Model

When an option model is used to determine fair value, the significant input used in the valuation model is the volatility rate applied to present value the projected cash flows. Increases in the volatility rate can significantly lower the fair value of an investment and the contingent consideration obligations; conversely decreases in the discount or capitalization rate can significantly increase the fair value of an investment and the contingent consideration obligations.

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

NAV

Certain investments and investments of VIEs are valued using the NAV per share equivalent calculated by the investment manager as a practical expedient to determine an independent fair value.

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

On a quarterly basis, valuation committees consisting of members from senior management review and approve the valuation results related to the investments of the funds Apollo manages. Apollo also retains external valuation firms to provide third-

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the external valuation firms assist management with validating their valuation results or determining fair value. Apollo performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Yield Investments

Yield investments are generally valued based on third party vendor prices and/or quoted market prices and valuation models. Valuations using quoted market prices are based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments. Apollo will designate certain brokers to use to value specific securities. In determining the designated brokers, Apollo considers the following: (i) brokers with which Apollo has previously transacted, (ii) the underwriter of the security and (iii) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service. When relying on a third party vendor as a primary source, Apollo (i) analyzes how the price has moved over the measurement period, (ii) reviews the number of brokers included in the pricing service’s population, if available, and (iii) validates the valuation levels with Apollo’s pricing team and traders.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

9. Reinsurance

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of operations:

	Years ended December 31,
(In millions)	2023	2022
Premiums
Direct	$10,525	$11,373
Reinsurance assumed	2,313	377
Reinsurance ceded	(89)	(112)
Total premiums	$12,749	$11,638
Future policy and other policy benefits
Direct	$12,321	$12,142
Reinsurance assumed	2,389	416
Reinsurance ceded	(276)	(93)
Total future policy and other policy benefits	$14,434	$12,465

Reinsurance typically provides for recapture rights on the part of the ceding company for certain events of default. Additionally, some agreements require placement of assets in trust accounts for the benefit of the ceding entity. The required minimum assets are equal to or greater than statutory reserves, as defined by the agreement, and were $21.6 billion and $12.6 billion as of December 31, 2023 and 2022, respectively. Although Athene owns assets placed in trust, their use is restricted based on the trust agreement terms. If the statutory book value of the assets, or in certain cases fair value, in a trust declines because of impairments or other reasons, additional contributions of assets to the trust may be required. In addition, the assets within a trust may be subject to a pledge in favor of the applicable reinsurance company.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reinsurance transactions

Athene entered into a coinsurance agreement to reinsure a block of whole life policies during the fourth quarter of 2023. There were no block reinsurance transactions during the year ended December 31, 2022. The following summarizes the block reinsurance agreement at inception:

(In millions)	Year ended December 31, 2023
Liabilities assumed	$1,975
Less: Assets received	2,158
Deferred profit liability[1]	$(183)

[1] Included within future policy benefits on the consolidated statements of financial condition.

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

As of December 31, 2023 and 2022, Global Atlantic maintained a series of trust and custody accounts under the terms of these agreements with assets equal to or greater than a required aggregate statutory balance of $2.5 billion and $2.7 billion, respectively.

Protective Life Insurance Company (“Protective”)

Athene reinsured substantially all of the existing life and health business of Athene Annuity & Life Assurance Company (“AADE”) to Protective under a coinsurance agreement in 2011. As of December 31, 2023 and 2022, Protective maintained a trust for Athene’s benefit with assets having a fair value of $1.2 billion and $1.2 billion, respectively.

Reinsurance Recoverables

The following summarizes reinsurance recoverable balances:

	December 31,
(In millions)	2023	2022
Global Atlantic	$2,435	$2,452
Protective	1,559	1,581
Brighthouse Financial	50	226
Other[1]	110	99
Reinsurance recoverable	$4,154	$4,358

[1] Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of the total recoverable.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 12 for more information on Athene’s products.

	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at January 1, 2022	$—	$—	$—	$—	$—	$3,372	$3,372
Additions	320	784	14	9	411	—	1,538
Amortization	(16)	(29)	(3)	—	(12)	(384)	(444)
Balance at December 31, 2022	304	755	11	9	399	2,988	4,466
Additions	701	863	3	3	634	—	2,204
Amortization	(115)	(101)	(4)	(1)	(63)	(404)	(688)
Other	—	—	—	—	—	(3)	(3)
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979

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

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected amortization
2024	$325
2025	294
2026	262
2027	229
2028	196

11. Goodwill

The following table presents Apollo’s goodwill by segment:

(In millions)	December 31, 2023	December 31, 2022
Asset Management	$232	$232
Retirement Services	4,065	4,058
Principal Investing	32	32
Total Goodwill	$4,329	$4,322

On January 1, 2022, the Company completed the previously announced merger transactions with Athene. In connection with the completion of the Mergers, the Company recognized goodwill of $4.1 billion as of the Merger Date. See note 4 for further disclosure regarding the goodwill recorded as a result of the Mergers.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Apollo acquired Griffin Capital’s U.S. wealth distribution business and U.S. asset management business in two separate closings on March 1, 2022 and May 3, 2022 and recorded goodwill of $13 million and $134 million, respectively, on each acquisition date. All of the goodwill associated with the Griffin Capital acquisitions is included within the Asset Management segment.

12. Long-duration Contracts

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

	Year ended December 31, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	30,175	12,639	6,893	4,597	54,304
Policy charges	(2)	(651)	—	—	(653)
Surrenders and withdrawals	(9,929)	(11,253)	(110)	(40)	(21,332)
Benefit payments	(984)	(1,609)	(3,273)	(275)	(6,141)
Interest credited	1,858	1,279	883	155	4,175
Foreign exchange	52	1	260	(95)	218
Other[1]	75	81	258	(1,435)	(1,021)
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889

Weighted average crediting rate	4.0%	2.4%	3.4%	2.7%
Net amount at risk	$425	$14,716	$—	$103
Cash surrender value	61,345	85,381	—	6,375

[1] Other includes $1,371 million reduction of reserves related to the VIAC recapture agreement. See note 19 for further information.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2022
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at January 1, 2022	$35,599	$89,755	$23,623	$2,413	$151,390
Deposits	13,246	11,544	7,970	2,581	35,341
Policy charges	(3)	(600)	—	—	(603)
Surrenders and withdrawals	(5,419)	(8,057)	(880)	(17)	(14,373)
Benefit payments	(937)	(1,620)	(2,819)	(322)	(5,698)
Interest credited	1,032	1,638	677	95	3,442
Foreign exchange	—	—	(440)	(6)	(446)
Other	—	—	(692)	(22)	(714)
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339

Weighted average crediting rate	3.2%	2.2%	2.5%	3.1%
Net amount at risk	$422	$13,581	$—	$47
Cash surrender value	41,273	84,724	—	2,213

The following is a reconciliation of interest sensitive contract liabilities to the consolidated statements of financial condition:

	December 31,
(In millions)	2023	2022
Traditional deferred annuities	$64,763	$43,518
Indexed annuities	93,147	92,660
Funding agreements	32,350	27,439
Other investment-type	7,629	4,722
Reconciling items[1]	6,781	5,277
Interest sensitive contract liabilities	$204,670	$173,616

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

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	December 31, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$30,339	$18,954	$100,609	$149,902
2.0% – < 4.0%	27,792	2,074	1,389	31,255
4.0% – < 6.0%	11,532	17	1	11,550
6.0% and greater	5,182	—	—	5,182
Total	$74,845	$21,045	$101,999	$197,889

	December 31, 2022
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$25,031	$26,020	$72,776	$123,827
2.0% – < 4.0%	33,325	1,408	284	35,017
4.0% – < 6.0%	8,277	10	6	8,293
6.0% and greater	1,202	—	—	1,202
Total	$67,835	$27,438	$73,066	$168,339

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies), and whole life insurance contracts.

The following is a rollforward by product within future policy benefits:

	Year ended December 31, 2023
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected net premiums
Beginning balance	$—	$—	$—
Issuances	—	3,091	3,091
Interest accrual	—	6	6
Net premium collected	—	(2,027)	(2,027)
Foreign exchange	—	65	65
Ending balance at original discount rate	—	1,135	1,135
Effect of changes in discount rate assumptions	—	45	45
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Ending balance	$—	$1,182	$1,182
Present value of expected future policy benefits
Beginning balance	$36,422	$—	$36,422
Effect of changes in discount rate assumptions	8,425	—	8,425
Effect of foreign exchange on the change in discount rate assumptions	(13)	—	(13)
Beginning balance at original discount rate	44,834	—	44,834
Effect of changes in cash flow assumptions	(297)	—	(297)
Effect of actual experience to expected experience	(67)	—	(67)
Adjusted balance	44,470	—	44,470
Issuances	10,427	3,091	13,518
Interest accrual	1,646	18	1,664
Benefit payments	(3,834)	(18)	(3,852)
Foreign exchange	35	185	220
Other[1]	(1,509)	—	(1,509)
Ending balance at original discount rate	51,235	3,276	54,511
Effect of changes in discount rate assumptions	(6,233)	89	(6,144)
Effect of foreign exchange on the change in discount rate assumptions	(1)	6	5
Ending balance	$45,001	$3,371	$48,372

Net future policy benefits	$45,001	$2,189	$47,190

Weighted-average liability duration (in years)	9.5	33.5
Weighted-average interest accretion rate	3.6%	4.8%
Weighted-average current discount rate	5.1%	4.1%
Expected future gross premiums, undiscounted	$—	$1,497
Expected future gross premiums, discounted[2]	—	1,239
Expected future benefit payments, undiscounted	75,261	11,344

[1] Other represents a $1,509 million reduction of reserves related to the VIAC recapture agreement. See note 19 for further information.
[2] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2022
(In millions, except percentages and years)	Payout annuities with life contingencies	Whole life	Total
Present value of expected future policy benefits
Beginning balance	$35,278	$—	$35,278
Effect of changes in discount rate assumptions	—	—	—
Beginning balance at original discount rate	35,278	—	35,278
Effect of actual experience to expected experience	(120)	—	(120)
Adjusted balance	35,158	—	35,158
Issuances	11,528	—	11,528
Interest accrual	1,146	—	1,146
Benefit payments	(2,921)	—	(2,921)
Foreign exchange	(77)	—	(77)
Ending balance at original discount rate	44,834	—	44,834
Effect of changes in discount rate assumptions	(8,425)	—	(8,425)
Effect of foreign exchange on the change in discount rate assumptions	13	—	13
Ending balance	$36,422	$—	$36,422

Net future policy benefits	$36,422	$—	$36,422

Weighted-average liability duration (in years)	10.2	0.0
Weighted-average interest accretion rate	3.2%	—%
Weighted-average current discount rate	5.5%	—%
Expected future benefit payments, undiscounted	$64,754	$—

The following is a reconciliation of future policy benefits to the consolidated statements of financial condition:

	December 31,
(In millions)	2023	2022
Payout annuities with life contingencies	$45,001	$36,422
Whole life	2,189	—
Reconciling items[1]	6,097	5,688
Future policy benefits	$53,287	$42,110

[1] Reconciling items primarily include the deferred profit liability and negative VOBA associated with the liability for future policy benefits. Additionally, it includes term life reserves, fully ceded whole life reserves, and reserves for immaterial lines of business including accident and health and disability, as well as other insurance benefit reserves for no-lapse guarantees with universal life contracts, all of which are fully ceded.

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the consolidated statements of operations:

	Premiums		Interest expense
	Years ended December 31,		Years ended December 31,
(In millions)	2023	2022	2023	2022
Payout annuities with life contingencies	$10,504	$11,606	$1,646	$1,146
Whole life	2,214	—	12	—
Reconciling items[1]	31	32	—	—
Total	$12,749	$11,638	$1,658	$1,146

[1] Reconciling items primarily relate to immaterial lines of business including term life, fully ceded whole life, and accident and health and disability.

Significant assumptions and inputs to the calculation of future policy benefits for payout annuities with life contingencies include policyholder demographic data, assumptions for policyholder longevity and policyholder utilization for contracts with deferred lives, and discount rates. For whole life products, significant assumptions and inputs include policyholder demographic data, assumptions for mortality, morbidity, and lapse and discount rates.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the year ended December 31, 2023, the present value of expected future policy benefits increased by $11,950 million, which was driven by $13,518 million of issuances, primarily pension group annuities, $2,236 million change in discount rate assumptions related to a decrease in rates, and $1,664 million of interest accrual, partially offset by $3,852 million of benefit payments, $1,509 million reduction in reserve relating to recapture, and $297 million resulting from favorable unlocking of assumptions, primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

During the year ended December 31, 2022, the present value of expected future policy benefits increased by $1,144 million, which was driven by $11,528 million of issuances, primarily pension group annuities, and $1,146 million of interest accrual, partially offset by a $8,425 million change in discount rate assumptions related to an increase in rates and $2,921 million of benefit payments.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the consolidated statements of operations:

	Years ended December 31,
(In millions)	2023	2022
Reserves	$364	$120
Deferred profit liability	(246)	(126)
Negative VOBA	(65)	21
Total remeasurement gains (losses)	$53	$15

During the years ended December 31, 2023 and 2022, Athene recorded reserve increases of $136 million and $50 million, respectively, on the consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Year ended December 31, 2023
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument-specific credit risk	183	2,672	2,855
Issuances	—	106	106
Interest accrual	10	147	157
Attributed fees collected	2	336	338
Benefit payments	(2)	(32)	(34)
Effect of changes in interest rates	(1)	(90)	(91)
Effect of changes in equity	—	(119)	(119)
Effect of actual policyholder behavior compared to expected behavior	5	67	72
Effect of changes in future expected policyholder behavior	(3)	78	75
Effect of changes in other future expected assumptions	—	6	6
Balance, end of period, before changes in instrument-specific credit risk	194	3,171	3,365
Effect of changes in instrument-specific credit risk	(2)	10	8
Balance at December 31, 2023	$192	$3,181	$3,373

Net amount at risk	$425	$14,716
Weighted-average attained age of contract holders (in years)	75	69

	Year ended December 31, 2022
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at January 1, 2022	$253	$4,194	$4,447
Issuances	—	60	60
Interest accrual	4	52	56
Attributed fees collected	3	330	333
Benefit payments	(4)	(49)	(53)
Effect of changes in interest rates	(77)	(2,092)	(2,169)
Effect of changes in equity	—	176	176
Effect of actual policyholder behavior compared to expected behavior	6	42	48
Effect of changes in other future expected assumptions	(2)	(41)	(43)
Balance, end of period, before changes in instrument-specific credit risk	183	2,672	2,855
Effect of changes in instrument-specific credit risk	(13)	(353)	(366)
Balance at December 31, 2022	$170	$2,319	$2,489

Net amount at risk	$422	$13,581
Weighted-average attained age of contract holders (in years)	74	68

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of market risk benefits to the consolidated statements of financial condition. Market risk benefit assets are included in other assets on the consolidated statements of financial condition.

	December 31, 2023			December 31, 2022
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$192	$192	$—	$170	$170
Indexed annuities	378	3,559	3,181	481	2,800	2,319
Total	$378	$3,751	$3,373	$481	$2,970	$2,489

During the year ended December 31, 2023, net market risk benefit liabilities increased by $884 million, which was primarily driven by $338 million in fees collected from policyholders, a $374 million change in instrument-specific credit risk related to tightening of credit spreads, $157 million of interest accrual, and issuances of $106 million, partially offset by $119 million of changes related to equity market performance and a decrease of $91 million related to changes in the risk-free discount rate across the curve.

During the year ended December 31, 2022, net market risk benefit liabilities decreased by $1,958 million, which was primarily driven by a decrease of $2,169 million related to changes in the risk-free discount rate across the curve and a $366 million change in instrument-specific credit risk related to widening of credit spreads, partially offset by $333 million of fees collected from policyholders and $176 million of changes related to equity market performance.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes the unobservable inputs for market risk benefits:

	December 31, 2023
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$3,373	Discounted cash flow	Nonperformance risk	0.4%	1.4%	1.2%	[1]	Decrease
			Option budget	0.5%	6.0%	1.9%	[2]	Decrease
			Surrender rate	3.2%	6.4%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.6%	[3]	Increase

	December 31, 2022
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,489	Discounted cash flow	Nonperformance risk	0.2%	1.6%	1.4%	[1]	Decrease
			Option budget	0.5%	5.3%	1.7%	[2]	Decrease
			Surrender rate	3.3%	6.7%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	82.3%	[3]	Increase
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

13. Profit Sharing Payable

Profit sharing payable was $1.7 billion and $1.4 billion as of December 31, 2023 and December 31, 2022, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2022	$1,445
Profit sharing expense	533
Payments/other	(586)
Profit sharing payable, December 31, 2022	$1,392
Profit sharing expense	777
Payments/other	(500)
Profit sharing payable, December 31, 2023	$1,669

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes

The Company’s income tax (provision) benefit totaled $923 million, $739 million and $(594) million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s effective income tax rate was approximately (16.5)%, 17.4% and 12.2% for the years ended December 31, 2023, 2022 and 2021, respectively.

The provision (benefit) for income taxes is presented in the following table:

	Years ended December 31,
(In millions)	2023	2022	2021
Current:
Federal income tax[1]	$809	$402	$83
Foreign income tax[2]	104	54	33
State and local income tax	64	59	3
	$977	$515	$119
Deferred:
Federal income tax	331	(1,209)	423
Foreign income tax[2]	(2,239)	6	(1)
State and local income tax	8	(51)	53
	(1,900)	(1,254)	475
Total Income Tax Provision (Benefit)	$(923)	$(739)	$594

[1] The federal income tax provision (benefit) for the year ended December 31, 2023 includes $49 million of proportional amortization, $(186) million of general tax credits and $103 million of transaction costs relating to low-income housing and transferable energy tax credits.

[2] The foreign income tax provision (benefit) was calculated on $2,600 million, $(3,359) million and $212 million of pre-tax income (loss) generated in foreign jurisdictions for the years ended December 31, 2023, 2022 and 2021, respectively.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations (“CAMT”) as well as an excise tax on stock repurchases. Based on interpretations and assumptions the Company has made regarding the CAMT provisions of the IRA, which may change once further regulatory guidance is issued, the Company believes CAMT as well as the excise tax on stock repurchases will have an immaterial impact on our financial condition.

AHL changed its domicile from Bermuda to the United States, causing AHL to become a U.S.-domiciled corporation and a U.S. taxpayer effective December 31, 2023 (the “Redomicile”) and will be subject to U.S. corporate income tax for 2024 and future years. AHL’s Bermuda subsidiaries (and AHL for pre-Redomicile periods) file protective U.S. income tax returns. AHL’s U.S. subsidiaries file, and AHL for post-Redomicile periods will file, income tax returns with the U.S. federal government and various state governments.

On December 27, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax (“Bermuda CIT”). Commencing on January 1, 2025, the Bermuda CIT generally will impose a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that been given pursuant to the Exempted Undertakings Tax Protection Act 1966. The Company recorded material deferred tax assets as a result of the passage of the Bermuda CIT and recognized a material impact (decrease) to our consolidated effective rate upon recording the deferred tax assets.

The U.K. enacted legislation in July 2023 implementing certain Pillar Two provisions that will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023. On November 29, 2023, a bill was introduced to U.K. Parliament which proposes certain amendments to the previously enacted Pillar Two legislation and which would include new Pillar Two provisions for accounting periods beginning on or after December 31, 2024. The Company continues to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries, as such legislative changes could result in changes to our effective tax rate.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States, United Kingdom, and beginning January 1, 2025 Bermuda. The Company has accumulated undistributed earnings generated by certain foreign

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subsidiaries, which are intended to be indefinitely reinvested. As such, no deferred taxes have been recorded for the difference between outside tax basis and the carrying amount. The Company determined that estimating the unrecognized tax liability is not practicable.

The following table reconciles the U.S. Federal statutory tax rate to the effective income tax rate:

	Years ended December 31,
(In millions, except percentages)	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Income passed through to non-controlling interests	(4.6)	(9.0)	(10.4)
State and local income taxes (net of federal benefit)	1.2	(0.1)	0.8
Impact of Mergers	—	7.3	—
Impact of foreign taxes (net of foreign tax credit)	(31.0)	—	0.3
Impact of equity-based compensation	1.0	0.1	0.5
Impact of valuation allowance	(1.3)	—	—
Tax Credits	(0.6)	—	—
Redomicile	(1.2)	—	—
Other	(1.0)	(1.9)	—
Effective income tax rate	(16.5)%	17.4%	12.2%

The income tax provision (benefit) is presented in the following table:

	Years ended December 31,
(In millions)	2023	2022	2021
Income tax provision (benefit)	$(923)	$(739)	$594
Income tax provision (benefit) from other comprehensive income (loss)	513	(1,933)	—
Total income tax provision (benefit)	$(410)	$(2,672)	$594

Deferred income taxes are recorded due to temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

As of December 31, 2023, the Company has $1,148 million federal net operating losses, which will begin to expire by 2026; U.S. state net operating losses of $282 million, which will begin to expire by 2031; and UK net operating losses of $99 million, which do not expire. The Company has excess foreign tax credits of $68 million as of December 31, 2023, which can be carried forward 10 years.

The Company’s deferred tax assets and liabilities in the consolidated statements of financial condition consist of the following:

	December 31,
(In millions)	2023	2022
Asset Management
Deferred Tax Assets:
Depreciation and amortization	$395	$417
Tax Credits	68	—
Deferred revenue	11	8
Equity-based compensation	170	122
Other	74	55
Total Deferred Tax Assets	718	602
Valuation Allowance	(8)	—
Deferred Tax Assets, Net of Valuation Allowance	710	602

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(In millions)	2023	2022
Deferred Tax Liabilities:
Basis difference in investments	163	70
Other	8	7
Total Deferred Tax Liabilities	171	77
Total Deferred Tax Assets, Net - Asset Management	$539	$525
Retirement Services
Deferred Tax Assets:
Insurance liabilities	$1,742	$1,015
Net operating and capital loss carryforwards	284	185
Investments, including derivatives	1,904	3,365
Employee benefits	8	8
Bermuda tax	1,764	—
Investment in foreign subsidiaries	1,176	1,046
Other	280	—
Total Deferred Tax Assets	7,158	5,619
Valuation allowance	(25)	(105)
Deferred Tax Assets, Net of Valuation Allowance	7,133	5,514
Deferred Tax Liabilities:
Intangible assets	386	379
DAC, DSI and VOBA	954	713
Other	49	29
Total Deferred Tax Liabilities	1,389	1,121
Total Deferred Tax Assets, Net - Retirement Services	$5,744	$4,393

The valuation allowance consists of the following:

	December 31,
(In millions)	2023	2022
U.S. federal and state net operating losses and other deferred tax assets	$8	$16
U.K. net operating losses and other deferred tax assets	25	89
Total Valuation Allowance	$33	$105

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of December 31, 2023, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2020 through 2022 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2021. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2021. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. There are other examinations ongoing in other foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed below.

The following table presents a roll-forward of the beginning and ending aggregate unrecognized tax benefits for the periods presented:

	Years ended December 31,
(In millions)	2023	2022	2021
Balance at beginning of period	$15	$—	$—
Increases based on tax positions taken in the prior years	4	15	—
Balance at end of period	$19	$15	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has unrecognized tax benefits of $23 million and $16 million as of December 31, 2023 and December 31, 2022, respectively, which, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that a decrease up to $11 million of unrecognized tax benefits may be recognized within the next twelve months. The Company recognizes interest and penalties related to the unrecognized tax benefits in its provision for income taxes. For the years ended December 31, 2023 and December 31, 2022, the Company accrued interest of $10 million and $5 million, respectively.

The Company has historically recorded deferred tax assets resulting from the step-up in the tax basis of assets, including intangibles, resulting from exchanges of AOG Units for Class A shares by the Former Managing Partners and Contributing Partners. A related liability has also historically been recorded in due to related parties in the consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among the Company, the Former Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 19). The benefit the Company has historically obtained from the difference in the tax asset recognized and the related liability was recorded as an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.

After the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the tax receivable agreement during the year ended December 31, 2023 and 2022.

15. Debt

Company debt consisted of the following:

		December 31, 2023			December 31, 2022
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.00% 2024 Senior Notes[1,2]	May 30, 2024	$499	$496	[4]	$499	$486	[4]
4.40% 2026 Senior Notes[1,2]	May 27, 2026	498	490	[4]	498	476	[4]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	664	[4]	675	639	[4]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	496	432	[4]	495	407	[4]
6.38% 2033 Senior Notes[1,2]	November 15, 2033	492	539	[4]	—	—
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	275	[4]	297	262	[4]
4.95% 2050 Subordinated Notes[1,2]	January 14, 2050	297	283	[4]	297	252	[4]
7.63% 2053 Subordinated Notes[1,2]	September 15, 2053	584	652	[5]	—	—
1.70% Secured Borrowing II	April 15, 2032	14	14	[4]	18	17	[4]
1.30% 2016 AMI Term Facility I	January 15, 2025	19	19	[3]	18	18	[3]
2.00% 2016 AMI Term Facility II	October 18, 2024	12	12	[3]	17	17	[3]
		3,883	3,876		2,814	2,574
Retirement Services
4.13% 2028 Notes[1]	January 12, 2028	1,066	956		1,081	921
6.15% 2030 Notes[1]	April 3, 2030	593	516		606	508
3.50% 2031 Notes[1]	January 15, 2031	523	442		526	413
6.65% 2033 Notes[1]	February 1, 2033	395	427		395	398
5.88% 2034 Notes[1]	January 15, 2034	583	607		—	—
3.95% 2051 Notes[1]	May 25, 2051	545	375		546	342
3.45% 2052 Notes[1]	May 15, 2052	504	337		504	311
		4,209	3,660		3,658	2,893
Total Debt		$8,092	$7,536		$6,472	$5,467

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $34 million and $16 million as of December 31, 2023 and December 31, 2022, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Management - Notes Issued

On August 23, 2023, AGM issued $600 million aggregate principal amount of its 7.625% Fixed-Rate Resettable Junior Subordinated Notes due 2053 (the “2053 Subordinated Notes”). Subject to the Company’s right to defer the payment of interest for up to five years, interest on the 2053 Subordinated Notes is payable on a quarterly basis in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2023. The 2053 Subordinated Notes will bear interest at a fixed rate of 7.625% per year until December 15, 2028 (the “First Call Date”). On and after the First Call Date, on the five-year anniversary of the First Call Date and every five years thereafter, the interest rate on the 2053 Subordinated Notes will be reset to equal the Five-Year U.S. Treasury Rate (as defined in the indenture for the 2053 Subordinated Notes (the “Indenture”)) as of the most recent Reset Interest Determination Date (as defined in the Indenture) plus a spread of 3.226%. The 2053 Subordinated Notes will mature on September 15, 2053. The underwriting discount and related expenses are amortized into interest expense on the consolidated statements of operations over the term of the 2053 Subordinated Notes.

On November 13, 2023, AGM issued $500 million aggregate principal amount of its 6.375% Senior Notes due 2033 (the “2033 Senior Notes”), at an issue price of 99.271% of par. The 2033 Senior Notes will bear interest at a rate of 6.375% per annum and interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2024. The 2033 Senior Notes will mature on November 15, 2033. The underwriting discount and related expenses are amortized into interest expense on the consolidated statements of operations over the term of the 2033 Senior Notes.

The indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2033 Senior Notes, the 2048 Senior Notes, the 2050 Subordinated Notes and the 2053 Subordinated Notes restrict the ability of AGM, AMH and the guarantors of the notes to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The indentures also provide for customary events of default.

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

On December 12, 2023, AHL issued $600 million aggregate principal amount of 5.875% Senior Notes due 2034 (the “2034 Notes”), at an issue price of 98.174% of par. AHL will pay interest on the 2034 Notes on January 15 and July 15 of each year, commencing on July 15, 2024. The 2034 Notes will mature on January 15, 2034. The underwriting discount and related expenses are amortized into policy and other operating expenses on the consolidated statements of operations over the term of the 2034 Notes.

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of December 31, 2023:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management - 2022 AMH credit facility	N/A	October 12, 2027	Citibank	The commitment fee on the $1.0 billion undrawn 2022 AMH credit facility as of December 31, 2023 was 0.08%.
Retirement Services - AHL credit facility	N/A	June 30, 2028	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total.
Retirement Services - AHL liquidity facility	N/A	June 28, 2024	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset Management - Credit Facility

On October 12, 2022, AMH, as borrower, entered into a $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“2022 AMH credit facility”). Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. As of December 31, 2023, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of December 31, 2023, there were no amounts outstanding under the 2022 AMH credit facility and the Company was in compliance with all financial covenants under the facility.

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

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the AHL credit facility. As of December 31, 2023 and 2022, there were no amounts outstanding under the current or previous AHL credit facilities and Athene was in compliance with all financial covenants under the facilities.

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

Interest accrues on outstanding borrowings at the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on ALRe’s financial strength rating. Rates and terms are as defined in the AHL liquidity facility. As of December 31, 2023 and 2022, there were no amounts outstanding under the current or previous AHL liquidity facilities and Athene was in compliance with all financial covenants under the facilities.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Years ended December 31,
(In millions)	2023	2022	2021
Asset Management	$145	$124	$138
Retirement Services[1]	123	98	—
Total Interest Expense	$268	$222	$138

Note: Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
[1] Interest expense for Retirement Services is included in policy and other operating expenses on the consolidated statements of operations.

Contractual Maturities

The table below presents the contractual maturities for the Company's debt arrangements as of December 31, 2023:

(In millions)	2024	2025 - 2026	2027 - 2028	2029 and Thereafter	Total
Asset Management
Debt obligations	$512	$519	$—	$2,889	$3,920

Retirement Services
Debt obligations	—	—	1,000	3,000	4,000
Total Obligations as of December 31, 2023	$512	$519	$1,000	$5,889	$7,920

16. Equity-Based Compensation

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

For the years ended December 31, 2023, 2022 and 2021, the Company recorded equity-based compensation expense of $1.0 billion, $540 million and $1.2 billion respectively. Included in the December 31, 2023 equity-based compensation expense is $457 million related to special fully-vested grants, which are subject to deferred delivery and restrictive covenants (including non-competition and non-solicitation requirements). These awards were expensed immediately as they do not require future service. As of December 31, 2023, there was $668 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.4 years.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the weighted average discounts for plan grants, bonus grants and performance grants:

	Years ended December 31,
	2023	2022	2021
Plan grants:
Discount for the lack of distributions until vested[1]	—%	0.2%	—%
Marketability discount for transfer restrictions[2]	15.4%	10.0%	12.7%
Bonus grants:
Marketability discount for transfer restrictions[2]	4.0%	3.5%	3.5%
Performance grants:
Discount for the lack of distributions until vested[1]	0.2%	1.3%	7.3%
Marketability discount for transfer restrictions[2]	9.7%	7.6%	5.6%

[1] Based on the present value of a growing annuity calculation.
[2] Based on the Finnerty Model calculation.

Service-Based Awards

During the years ended December 31, 2023, 2022 and 2021, the Company awarded 5.0 million, 5.1 million and 2.5 million of service-based RSUs, respectively, with a grant date fair value of $339 million, $310 million and $130 million, respectively.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded equity-based compensation expense on service-based RSUs of $313 million, $245 million and $93 million, respectively.

Performance-Based Awards

During the years ended December 31, 2023, 2022 and 2021, the Company awarded 1.5 million, 3.9 million and 2.9 million of performance-based RSUs, respectively, with a grant date fair value of $97 million, $228 million and $150 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded equity-based compensation expense on performance-based awards of $175 million, $205 million and $104 million, respectively.

During the years ended December 31, 2023 and 2022, the Company issued equity awards where the number of shares to be issued is variable based on the achievement of specified performance targets. Compensation expense is recognized over the performance period based upon the probable outcome of the performance condition and the performance-based compensation is classified as a liability, and therefore, the fair value of these awards is remeasured each reporting period. Given the number of shares to be issued in settlement of these awards is not yet known, the tables below exclude the impact of these awards.

In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics. During the year ended December 31, 2023, the Company recorded equity-based compensation expense of $80 million for these one-time grants of which $56 million is related to service-based awards and $24 million is related to performance-based awards.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2023	18,263,875	$57.18	15,656,775	33,920,650
Granted	6,434,071	66.88	6,943,065	13,377,136
Forfeited	(402,445)	63.83	(25,880)	(428,325)
Vested	(7,602,598)	56.42	7,602,598	—
Issued	—	—	(8,109,506)	(8,109,506)
Balance at December 31, 2023	16,692,903	$62.92	22,067,052	38,759,955

Restricted Stock Awards

During the years ended December 31, 2023, 2022 and 2021, the Company awarded 0.6 million, 0.5 million and 1.2 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $41 million, $36 million and $152 million, respectively.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $46 million, $56 million and $30 million, respectively. As of December 31, 2023, there was $46 million of total unrecognized equity-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average term of 1.7 years.

The following table summarizes the restricted stock award activity:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Shares of Restricted Stock Outstanding
Balance at January 1, 2023	1,158,710	$65.96	474,922	1,633,632
Granted	551,333	73.74	—	551,333
Forfeited	(10,880)	70.19	—	(10,880)
Vested	(690,665)	66.89	690,665	—
Issued [1]	—	66.89	(690,665)	(690,665)
Balance at December 31, 2023	1,008,498	$66.34	474,922	1,483,420
[1] Refers to issued shares that became freely transferable in 2023.

17. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the year ended December 31, 2023, 2022 and 2021 the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.

On January 3, 2022, the Company announced a share repurchase program, pursuant to which, the Company was authorized to repurchase (i) up to an aggregate of $1.5 billion of shares of its common stock in order to opportunistically reduce its share count and (ii) up to an aggregate of $1.0 billion of shares of its common stock in order to offset the dilutive impact of share issuances under its equity incentive plans. On February 21, 2023, the AGM board of directors approved a reallocation of the Company’s share repurchase program, pursuant to which, the Company was authorized to repurchase (i) up to an aggregate of $1.0 billion of shares of its common stock in order to opportunistically reduce its share count, a decrease of $0.5 billion of shares from the previously authorized amount and (ii) up to an aggregate of $1.5 billion of shares of its common stock in order

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to offset the dilutive impact of share issuances under its equity incentive plans, an increase of $0.5 billion of shares from the previously authorized amount.

On February 8, 2024, the AGM board of directors terminated the Company’s prior share repurchase program and approved a new share repurchase program, pursuant to which, the Company is authorized to repurchase up to $3.0 billion of shares of its common stock to opportunistically reduce the Company’s share count or offset the dilutive impact of share issuances under the Company’s equity incentive plans. Shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, as well as through reductions of shares that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations. The repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended and may be suspended, extended, modified or discontinued at any time.

The table below outlines the share activity for the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
	2023	2022	2021
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	8,643,520	6,663,694	5,399,054
Shares issued to Apollo Opportunity Foundation[2]	—	1,724,137	—
Reduction of shares of common stock issued[3]	(3,185,680)	(2,896,130)	(2,368,832)
Shares of common stock purchased related to share issuances and forfeitures[4]	(162,123)	(219,960)	(275,655)
Issuance of shares of common stock for equity-based awards	5,295,717	5,271,741	2,754,567

[1] The gross value of shares issued was $626 million, $420 million and $316 million for the years ended December 31, 2023, 2022 and 2021 respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Shares issued to Apollo Opportunity Foundation in connection with an irrevocable pledge to contribute 1.7 million shares of common stock. The gross value of shares issued for the year ended December 31, 2022 totaled $103 million.

[3] Cash paid for tax liabilities associated with net share settlement was $259 million, $185 million and $141 million for the years ended December 31, 2023 and 2022, respectively.
[4] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the years ended December 31, 2023, 2022 and 2021 Apollo issued 551,333, 546,766 and 1,188,207 of such restricted shares and 162,123, 219,960 and 275,655 of such RSUs under the Equity Plan, respectively, and repurchased 713,456, 766,726 and 1,463,862 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 10,880, 12,883 and 0 restricted shares forfeited during the years ended December 31, 2023, 2022 and 2021.

During the years ended December 31, 2023, 2022 and 2021, 7,469,544, 9,974,909 and 3,370,851 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, and such shares were subsequently canceled by the Company. The Company paid $508 million, $588 million and $208 million for these open market share repurchases during the years ended December 31, 2023, 2022 and 2021 respectively.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

There are 28,750,000 shares of Mandatory Convertible Preferred Stock issued and outstanding as of December 31, 2023.

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

Warrants

In 2022, the Company issued warrants to an institutional investor in a private placement exercisable for up to 12.5 million shares of common stock at an exercise price of $82.80 per share. As of December 31, 2023, 5.1 million warrants were vested and exercisable. An additional 2.5 million warrants become exercisable in the first quarter of 2024, 2025, and 2026, respectively. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” The warrants will expire in 2027 with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data). Certain subsidiaries of the Company may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions	Distribution Equivalents on Participating Securities
February 3, 2021	$0.60	February 26, 2021	$139	$121	$260	$5
N/A	—	April 14, 2021	—	42	42	—
May 4, 2021	0.50	May 28, 2021	116	101	217	4
N/A	—	June 15, 2021	—	20	20	—
August 4, 2021	0.50	August 31, 2021	122	94	216	4
N/A	—	September 15, 2021	—	24	24	—
November 2, 2021	0.50	November 30, 2021	124	93	217	4
N/A	—	December 15, 2021	—	23	23	—
Year ended December 31, 2021	$2.10		$501	$518	$1,019	$17
February 11, 2022	$0.40	February 28, 2022	$229	$—	$229	$12
May 5, 2022	0.40	May 31, 2022	229	—	229	12
August 4, 2022	0.40	August 31, 2022	229	—	229	11
November 2, 2022	0.40	November 30, 2022	229	—	229	11
Year ended December 31, 2022	$1.60		$916	$—	$916	$46
February 9, 2023	$0.40	February 28, 2023	$229	$—	$229	$12
May 9, 2023	0.43	May 31, 2023	244	—	244	12
August 3, 2023	$0.43	August 31, 2023	244	—	244	12
November 1, 2023	$0.43	November 30, 2023	244	—	244	15
Year Ended December 31, 2023	$1.69		$961	$—	$961	$51

Accumulated Other Comprehensive Income (Loss)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,568)	$(334)	$48	$5,256	$285	$(22)	$(7,335)
Other comprehensive income (loss) before reclassifications	5,067	51	(117)	(2,236)	(374)	65	2,456
Less: Reclassification adjustments for gains (losses) realized[1]	(163)	(3)	82	—	—	—	(84)
Less: Income tax expense (benefit)	588	6	(51)	38	(78)	10	513
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of subsidiary issuance of equity interest and tax	749	3	(19)	(476)	(14)	24	267
Balance at December 31, 2023	$(8,675)	$(289)	$(81)	$3,458	$3	$9	$(5,575)

[1] Recognized in investment related gains (losses) on the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$(1)	$—	$(1)	$—	$—	$(3)	$(5)
Other comprehensive income (loss) before reclassifications	(17,931)	(463)	71	8,425	366	(58)	(9,590)
Less: Reclassification adjustments for gains (losses) realized[1]	(218)	(18)	67	—	—	—	(169)
Less: Income tax expense (benefit)	(3,154)	(86)	12	1,223	77	(5)	(1,933)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(1,992)	(25)	(57)	1,946	4	(34)	(158)
Balance at December 31, 2022	$(12,568)	$(334)	$48	$5,256	$285	$(22)	$(7,335)

[1] Recognized in investment related gains (losses) on the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Years ended December 31,
(In millions, except share and per share amounts)	2023	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$5,001	$(1,961)	$1,802
Dividends declared on common stock[1]	(961)	(916)	(501)
Dividends on participating securities[2]	(51)	(46)	(17)
Earnings allocable to participating securities[3]	(115)	—	(55)
Undistributed income (loss) attributable to common stockholders: Basic	3,874	(2,923)	1,229
Dilution effect on distributable income attributable to Mandatory Convertible Preferred Stock	46	—	—
Dilution effect on distributable income attributable to contingent shares	(5)	—	—
Undistributed income (loss) attributable to common stockholders: Diluted	$3,915	$(2,923)	$1,229
Denominator:
Weighted average number of shares of common stock outstanding: Basic	581,380,268	584,691,775	236,567,691
Dilution effect of Mandatory Convertible Preferred Stock	6,440,346	—	—
Dilution effect of options	994,172	—	—
Dilution effect of contingent shares	31,661	—	—
Weighted average number of shares of common stock outstanding: Diluted	588,846,447	584,691,775	236,567,691
Net income (loss) per share of common stock: Basic[4]
Distributed income	$1.69	$1.60	$2.10
Undistributed income (loss)	6.63	(5.03)	5.22
Net income (loss) per share of common stock: Basic	$8.32	$(3.43)	$7.32
Net Income (loss) per share of common stock: Diluted
Distributed income	$1.69	$1.60	$2.10
Undistributed income (loss)	6.59	(5.03)	5.22
Net Income (loss) per share of common stock: Diluted	$8.28	$(3.43)	$7.32

[1] See note 17 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
3 No allocation of undistributed losses was made to the participating securities in 2022 as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.

[4] For the years ended December 31, 2022 and 2021, all of the classes of securities were determined to be anti-dilutive.

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

Prior to December 31, 2021, AAM had one Class B share outstanding, which was held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share was reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, subject to the terms of AAM’s certificate of incorporation. The Class B share had no net income (loss) per share as it did not participate in Apollo’s earnings (losses) or dividends. The Class B share had no dividend rights and only a de minimis liquidation right. The Class B share represented 0.0% of the total voting power of the Class A shares and Class B share with respect to the limited matters upon which they were entitled to vote together as a single class pursuant to AAM’s

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
governing documents as of December 31, 2021. On December 31, 2021, the Class B share was exchanged for 10 Class A shares, which were subsequently exchanged into 10 shares of AGM common stock in the Mergers on January 1, 2022.

The following table summarizes the anti-dilutive securities:

	Years ended December 31,
	2023	2022	2021
Weighted average vested RSUs	—	—	1,725,294
Weighted average unvested RSUs	15,316,350	13,664,334	7,783,549
Weighted average unexercised options	—	2,422,343	—
Weighted average unexercised warrants	4,761,918	2,279,452	—
Weighted average AOG Units outstanding	—	—	166,601,194
Weighted average unvested restricted shares	1,688,421	2,114,622	927,991
Weighted average contingent shares outstanding	—	190,468	—

19. Related Parties

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

Due from related parties and Due to related parties consisted of the following as of December 31, 2023 and December 31, 2022:

(In millions)	December 31, 2023	December 31, 2022
Due from Related Parties:
Due from funds[1]	$299	$269
Due from portfolio companies	40	106
Due from employees and former employees	110	90
Total Due from Related Parties	$449	$465
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners[2]	$661	$874
Due to funds	209	124
Total Due to Related Parties	$870	$998

[1] Includes $37 million and $43 million as of December 31, 2023 and December 31, 2022, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes $175 million and $351 million as of December 31, 2023 and December 31, 2022, respectively, related to the AOG Unit Payment, payable in equal quarterly installments through December 31, 2024.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of December 31, 2023, the outstanding payable amount due to Former Managing Partners and Contributing Partners was $175 million, which is payable in equal quarterly installments through December 31, 2024.

Due from Employees and Former Employees

As of December 31, 2023 and December 31, 2022, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of December 31, 2023 and December 31, 2022, the balance includes interest-bearing employee loans receivable of $3 million and $9 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $99 million and $72 million at December 31, 2023 and December 31, 2022, respectively.

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

Apollo recorded an indemnification liability of $0.3 million and $13 million as of December 31, 2023 and December 31, 2022, respectively.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $174 million and $107 million as of December 31, 2023 and December 31, 2022, respectively.

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). AAM and its subsidiaries had equity commitments outstanding to Athora of up to $353 million as of December 31, 2023, subject to certain conditions.

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of December 31, 2023. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of December 31, 2023.

MidCap Financial

During the second quarter of 2023, the Company modified a performance allocation arrangement with MidCap Financial which included a reversal of unrealized performance allocations of $124 million. This resulted in a modification to the calculation of performance allocations beginning in June 2023 to be based solely on net income.

Investment in SPACs

In October 2020, APSG I, a SPAC sponsored by Apollo, completed an IPO, ultimately raising total gross proceeds of $817 million. APSG Sponsor, L.P., a subsidiary of Apollo, held Class B ordinary shares of APSG I, and consolidated it as a VIE. In May 2022, APSG I completed a business combination with American Express Global Business Travel. As a result of the business combination, Apollo no longer consolidates APSG I as a VIE. The deconsolidation resulted in an unrealized gain of $162 million, which includes $82 million of unrealized gains related to previously held Class B ordinary shares, which converted to Class A ordinary shares of the newly merged entity, presented in net gains from investment activities within Other income (loss) - Asset Management in the consolidated statements of operations for the year ended December 31, 2022. Apollo continues to hold a non-controlling interest in the merged entity at fair value, elected under the fair value option, which is primarily presented within Investments (Asset Management) in the consolidated statements of financial condition.

On February 12, 2021, APSG II, a SPAC sponsored by Apollo, completed an IPO, raising total gross proceeds of $690 million. APSG Sponsor II, L.P., a subsidiary of Apollo, held Class B ordinary shares of APSG II, and consolidated APSG II as a VIE. In May 2023, APSG II amended its articles of association to extend the completion window for an initial business combination until February 12, 2024. Also in May 2023, shareholders holding an aggregate of 51,089,882 of APSG II’s Class A ordinary

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shares exercised their right to redeem their shares. The remaining 17,910,118 Class A ordinary shares were liquidated in November 2023. As a result, in the fourth quarter of 2023, the Company recognized a loss of $31 million.

On July 13, 2021, Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a SPAC sponsored by Apollo, completed an IPO, ultimately raising total gross proceeds of $345 million. Acropolis Infrastructure Acquisition Sponsor, L.P., a subsidiary of Apollo, held Class B common stock of Acropolis, and consolidated Acropolis as a VIE. In June 2023, Acropolis amended its certificate of incorporation to extend the completion window for an initial business combination until July 13, 2024. Also in June 2023, shareholders holding an aggregate of 26,499,201 shares of Acropolis’ Class A common stock exercised their right to redeem their shares. The remaining 8,000,799 shares of Class A common stock were liquidated in December 2023. As a result, in the fourth quarter of 2023, the Company recognized a loss of $9 million.

The tables below present the financial information of these SPACs in the aggregate:

(In millions)	December 31, 2023	December 31, 2022
Assets:
Restricted cash and cash equivalents	$—	$1,046
Other assets	—	2
Total Assets	$—	$1,048
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$—	$3
Due to related parties	—	8
Other liabilities	—	43
Total Liabilities	—	54
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,017
Stockholders’ Equity (Deficit):
Additional paid in capital	—	(72)
Retained earnings	—	49
Total Stockholders’ Equity (Deficit)	—	(23)
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$—	$1,048

	Years ended December 31,
(In millions)	2023	2022	2021
Expenses:
General, administrative and other	$3	$8	$19
Total Expenses	3	8	19
Other Income (Loss):
Net gains (losses) from investment activities	(15)	20	3
Interest income	27	13	1
Other income (loss), net	—	—	(1)
Total Other Income (Loss)	12	33	3
Income (loss) before income tax provision	9	25	(16)
Income tax provision	(2)	(1)	—
Net Income (Loss)	7	24	(16)
Net income attributable to non-controlling interests	(41)	—	—
Net Income (Loss) Attributable to Apollo Global Management, Inc.	(34)	24	(16)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Retirement Services

AAA

Athene consolidates AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which Athene and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, the Company believes AAA enhances its ability to increase alternative assets under management by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022. During the year ended December 31, 2022, Athene contributed $8.0 billion of certain of its alternative investments to AAA in exchange for limited partnership interests in AAA.

Athora

Athene has a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the U.K.) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the U.K. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2023, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

	December 31,
(In millions)	2023	2022
Investment fund	$1,082	$959
Non-redeemable preferred equity securities	249	273
Total investment in Athora	$1,331	$1,232

Additionally, as of December 31, 2023 and 2022, Athene had $61 million and $59 million, respectively, of funding agreements outstanding to Athora. Athene also has commitments to make additional investments in Athora of $535 million as of December 31, 2023.

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, through its investment in AAA and, as of December 31, 2023 and 2022, Athene held $1,008 million and $0 million, respectively, of AFS securities issued by Atlas. Athene also held $921 million and $0 million of reverse repurchase agreements issued by Atlas as of December 31, 2023 and 2022, respectively. See note 20 for further information on assurance letters issued in support of Atlas.

Catalina

Athene has an investment in Apollo Rose II (B) (“Apollo Rose”) which Athene consolidates as a VIE. Apollo Rose holds equity interests in Catalina Holdings (Bermuda) Ltd. (“Catalina”). During the fourth quarter of 2022, Athene entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., which is a subsidiary of Catalina, to cede certain inforce funding agreements. Athene elected the fair value option on this agreement and had a liability of $330 million and $142

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million as of December 31, 2023 and 2022, respectively, which is included in other liabilities on the consolidated statements of financial condition.

PK AirFinance

Athene has investments in PK AirFinance (“PK Air”), an aviation lending business with a portfolio of loans (“Aviation Loans”). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (“SPV”) for which Apollo acts as ABS manager (“ABS-SPV”). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. Athene purchased both senior and subordinated notes of PK Air. During the first quarter of 2022, Athene contributed its investment in the subordinated notes to PK Air Holdings, LP, and then contributed PK Air Holdings, LP to AAA during the second quarter of 2022. As of December 31, 2023 and 2022, Athene held $1.6 billion and $1.2 billion, respectively, of PK Air senior notes, which are included in investment in related parties on the consolidated statements of financial condition. Athene has commitments to make additional investments in PK Air of $1.4 billion as of December 31, 2023.

Venerable

VA Capital Company LLC (“VA Capital”) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC. VIAC is a related party due to Athene’s minority equity investment in its holding company’s parent, VA Capital, which was $181 million and $240 million as of December 31, 2023 and 2022, respectively. The minority equity investment in VA Capital is included in investments in related parties on the consolidated statements of financial condition and accounted for as an equity method investment.

Athene has coinsurance and modco agreements with VIAC. Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represents a portion of their business that was subject to those coinsurance and modco agreements. Athene recognized a gain of $555 million, which is included in other revenues on the consolidated statements of operations, in the third quarter of 2023 as a result of the settlement of the recapture agreement. As a result of Athene’s intent to transfer the assets supporting this business to VIAC in connection with the recapture, Athene was required by US GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023.

Additionally, Athene has term loans receivable from Venerable due in 2033, which are included in investments in related parties on the consolidated statements of financial condition. The loans are held at fair value and were $343 million and $303 million as of December 31, 2023 and 2022, respectively. While management views the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the term loans to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels

Athene contributed its limited partnership investment in Athene Freedom Parent, LP (“Athene Freedom”), for which Apollo is the general partner, to AAA during the second quarter of 2022. Athene Freedom indirectly invests in Wheels, Inc. (“Wheels”). As of December 31, 2023 and 2022, Athene owned $1.0 billion and $1.0 billion, respectively, of AFS securities issued by Wheels, which are included in investments in related parties on the consolidated statements of financial condition. Athene also has commitments to make additional investments in Wheels of $83 million as of December 31, 2023.

Apollo/Athene Dedicated Investment Programs

Athene’s subsidiary, ACRA 1 is partially owned by ADIP I, a series of funds managed by Apollo. Athene’s subsidiary, ALRe, currently holds 36.55% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63.45% of the economic interests. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II, a fund managed by Apollo, for $640 million. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of economic interests. ALRe holds all of ACRA 2’s voting interests.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Athene received capital contributions and paid distributions relating to ACRA of the following:

	Years ended December 31,
(In millions)	2023	2022
Contributions from ADIP	$996	$1,047
Distributions to ADIP	(539)	(63)

20. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $627 million as of December 31, 2023 related to the funds it manages. Separately, Athene had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $21.2 billion as of December 31, 2023. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2023 and that could be reversed approximates $5.0 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of December 31, 2023, there were no open underwriting commitments.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of December 31, 2023, the Apollo Capital Markets Partnership had funded commitments of $955 million, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

Whether the commitments of the Apollo Capital Markets Partnership are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. It is expected that between the time the Apollo Capital Markets Partnership makes a commitment and funding of such commitment,

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
efforts will be made to syndicate such commitment to, among others, third parties, which should reduce its risk when committing to certain transactions. The Apollo Capital Markets Partnership may also, with respect to a particular transaction, enter into other arrangements with third parties which reduce its commitment risk.

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $67 million and $55 million as of December 31, 2023 and December 31, 2022, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense in the consolidated statements of operations.

In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay its former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. This obligation was determined based on the present value of estimated future performance relative to such thresholds and is recorded in other liabilities. The fair value of the remaining contingent obligation was $26 million and $31 million as of December 31, 2023 and December 31, 2022, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the respective thresholds are met such that the contingencies are satisfied. The changes in the fair value of the Griffin Capital contingent consideration obligation are reflected in other income (loss) in the consolidated statements of income.

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2023 and December 31, 2022, Athene had $6.5 billion and $3.7 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a funding agreement backed notes (“FABN”) program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of December 31, 2023 and December 31, 2022, Athene had $19.9 billion and $21.0 billion, respectively, of FABN funding agreements outstanding. Athene had $14.8 billion of board-authorized FABN capacity remaining as of December 31, 2023.

Athene established a secured funding agreement backed repurchase agreement (“FABR”) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special purpose entity to purchase funding agreements from Athene. As of December 31, 2023 and December 31, 2022, Athene had $6.0 billion and $3.0 billion, respectively, of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s total restricted assets included on the consolidated statements of financial condition are as follows:

(In millions)	December 31, 2023	December 31, 2022
AFS securities	$32,458	$15,366
Trading securities	139	55
Equity securities	80	38
Mortgage loans	14,257	8,849
Investment funds	409	103
Derivative assets	73	65
Short-term investments	153	120
Other investments	313	170
Restricted cash and cash equivalents	1,761	628
Total restricted assets	$49,643	$25,394

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.3 billion as of December 31, 2023. These letters of credit were issued for Athene’s reinsurance program and have expirations through June 19, 2026.

Atlas

In connection with the Company and CS’s previously announced transaction, whereby Atlas acquired certain assets of the CS Securitized Products Group, two subsidiaries of the Company have each issued an assurance letter to CS to guarantee the full five year deferred purchase obligation of Atlas in the amount of $3.3 billion. The fair value of the liability related to the Company’s guarantee is not material to the Company’s consolidated financial statements.

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

In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in the Delaware Court of Chancery, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AAM, certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserted, on behalf of a putative class of former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger. Frank Funds seeks unspecified compensatory damages. On July 23, 2019, a group of former MPM shareholders filed an appraisal petition in Delaware Chancery Court seeking the fair value of their MPM shares that were purchased through MPM’s May 15, 2019 merger, in an action captioned In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.). On June 3, 2020, petitioners moved for leave to file a verified amended appraisal petition and class-action complaint that included claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AAM, the Apollo-affiliated fund that owned MPM’s shares before the merger, certain former MPM directors (including three Apollo employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also sought to consolidate their appraisal proceeding with the Frank Funds action. On November 13, 2020, the Chancery Court granted the parties’ stipulated order to consolidate the two matters, and on December 21, 2020, the Chancery Court granted petitioners’ motion for leave to file the proposed amended complaint. This new consolidated action is captioned In Re MPM

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Holdings Inc. Appraisal and Stockholder Litigation, C.A. No. 2019-0519 (Del Ch.). On November 17, 2023, Plaintiff and Defendants filed a stipulation of settlement with the Chancery Court. On February 23, 2024, the Chancery Court held a hearing on the proposed settlement, which is now pending Court approval.

On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserted claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserted a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim against PlayAGS and two of PlayAGS’s executives to proceed. On February 13, 2024, the Court dismissed the entire case against all defendants, with prejudice, and instructed the clerk of the court to close the case.

On August 17, 2023, a purported stockholder of AGM filed a shareholder derivative complaint (the “Original Complaint”) in the Court of Chancery of the State of Delaware against current AGM directors Marc Rowan, Scott Kleinman, James Zelter, Alvin Krongard, Michael Ducey, and Pauline Richards, Apollo Former Managing Partners Leon Black and Joshua Harris, and, as a nominal defendant, AGM. The action is captioned Anguilla Social Security Board vs. Black et al., C.A. No. 2023-0846-JTL and challenges the $570 million payments being made to the Former Managing Partners and Contributing Partners in connection with the elimination of the Up-C structure that was in place prior to Apollo’s merger with Athene. As previously disclosed in Apollo’s SEC filings, this purported stockholder previously had sought and received documents relating to the transaction pursuant to Section 220 of the Delaware General Corporation Law. The Original Complaint alleged that the challenged payments amount to corporate waste, that the Former Managing Partners and Contributing Partners received payments in connection with the Corporate Recapitalization that exceed fair value and therefore breached their fiduciary duties, and that the independent conflicts committee of the AAM board of directors (which then consisted of Mr. Krongard, Mr. Ducey, and Ms. Richards) that negotiated the elimination of the TRA breached their fiduciary duties. The Original Complaint alleged that pre-suit demand was futile because a majority of AGM’s board is either not independent from the Former Managing Partners or face a substantial likelihood of liability in light of the challenges to the transaction. The Original Complaint sought, among other things, declaratory relief, unspecified monetary damages, interest, restitution, disgorgement, injunctive relief, costs, and attorneys’ fees. On November 16, 2023, the defendants moved to dismiss the Original Complaint on the basis that, among other things, the plaintiff failed to make a pre-suit demand on the Apollo board of directors. On February 9, 2024, the plaintiff filed an amended complaint (the “Amended Complaint”) that adds new factual allegations but names the same defendants, asserts the same causes of action, and seeks the same relief as the Original Complaint. The Amended Complaint alleges that pre-suit demand was futile for the same reasons alleged in the Original Complaint. No reasonable estimate of possible loss, if any, can be made at this time.

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

21. Statutory Requirements

Athene’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda and the U.S. Certain regulations include restrictions that limit the dividends or other distributions, such as loans or cash advances, available to stockholders without prior approval of the insurance regulatory authorities. The differences between financial statements prepared for insurance regulatory authorities and U.S. GAAP financial statements vary by jurisdiction.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bermuda statutory requirements

ALRe, AARe, Athene Co-Invest Reinsurance Affiliate 1A Ltd. (“ACRA 1A”) and Athene Co-Invested Reinsurance Affiliate 2A Ltd. (“ACRA 2A”) are each licensed by the Bermuda Monetary Authority (the “BMA”) as long-term insurers and are subject to the Insurance Act 1978, as amended (the “Bermuda Insurance Act”) and regulations promulgated thereunder. The BMA implemented the Economic Balance Sheet (the “EBS”) framework into the Bermuda Solvency Capital Requirement (“BSCR”), which was granted equivalence to the European Union’s Directive (2009/138/EC) (“Solvency II”).

Under the Bermuda Insurance Act, long-term insurers are required to maintain minimum statutory capital and surplus to meet the minimum margin of solvency (“MMS”) and minimum economic statutory capital and surplus (EBS capital and surplus) to meet the Enhanced Capital Requirement (“ECR”). For Athene’s Class C reinsurers, ACRA 1A and ACRA 2A, MMS is equal to the greater of $500,000, 1.5% of the total statutory assets or 25% of ECR. For Athene’s Class E reinsurers, ALRe and AARe, MMS is equal to the greater of $8 million, 2% of the first $500 million of statutory assets plus 1.5% of statutory assets above $500 million or 25% of ECR. For each class, the ECR is calculated based on a risk-based capital model where risk factor charges are applied to the EBS. The ECR is floored at the MMS. As of December 31, 2023, Athene’s Bermuda subsidiaries were in excess of the minimum levels required. For Athene’s Bermuda reinsurance subsidiaries, the ECR is the binding regulatory constraint. The following represents the EBS capital and surplus and BSCR ratios:

	December 31, 2023[1]		December 31, 2022
(In millions, except percentages)	EBS capital & surplus	BSCR ratio	EBS capital & surplus	BSCR ratio
ALRe	$18,245	233%	$16,759	256%
AARe	26,647	291%	21,876	278%
ACRA 1A	5,296	219%	5,993	262%
ACRA 2A	3,717	353%	198	N/A

[1] Amounts reported reflect Athene’s best estimates as of the date these financial statements were issued and exclude the impact of any deferred taxes that may be recorded on a statutory basis as a result of the enactment of the Bermuda CIT.

Under the Bermuda statutory framework, statutory financial statements are generally equivalent to U.S. GAAP financial statements, with the exception of prudential filters and permitted practices granted by the BMA. Athene’s Bermuda subsidiaries have permission in the statutory financial statements to use amortized cost instead of fair value as the basis for certain investments. Additionally, Athene’s Bermuda subsidiaries use U.S. statutory reserving principles for the calculation of insurance reserves instead of U.S. GAAP, subject to the reserves being proved adequate based on cash flow testing.

The following represents the effect of the permitted practices to the statutory financial statements:

	December 31, 2023
(In millions)	ALRe	AARe	ACRA 1A	ACRA 2A
Increase (decrease) to capital and surplus due to permitted practices	$3,031	$8,619	$4,105	$(938)
Increase (decrease) to statutory net income due to permitted practices	(1,593)	(8,278)	(1,471)	(930)

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	December 31, 2023	December 31, 2022
ALRe	$7,023	$5,550
AARe	8,012	7,050
ACRA 1A	1,614	1,912
ACRA 2A	30	—

U.S. Statutory Requirements

Athene’s regulated U.S. subsidiaries and the corresponding insurance regulatory authorities are as follows:

Subsidiary	Regulatory Authority
AADE	Delaware Department of Insurance
AAIA	Iowa Insurance Division
AANY	New York Department of Financial Services
Athene Re USA IV	State of Vermont Department of Financial Regulation

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

The maximum dividend these subsidiaries can pay to stockholders, without prior approval of the respective state insurance department, is subject to restrictions relating to statutory surplus or net gain from operations. The maximum dividend payment over a twelve-month period may not, without prior approval, be paid from a source other than earned surplus and may not exceed the greater of (1) the prior year’s net gain from operations or (2) 10% of policyholders’ surplus. Based on these restrictions, the maximum dividend AADE could pay to its parent absent regulatory approval was $0 million as of each of December 31, 2023 and December 31, 2022. Any dividends from AHL’s other U.S. statutory entities in excess of the amounts allowed for AADE would not be able to be remitted to its parent without regulatory approval from the Delaware Department of Insurance.

As of December 31, 2023, Athene’s U.S. subsidiaries’ solvency, liquidity and risk-based capital amounts were significantly in excess of the minimum levels required.

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

AAIA

Among the products issued by AAIA are indexed universal life insurance and fixed indexed annuities. These products allow a portion of the premium to earn interest based on certain indices, primarily the S&P 500. Athene purchases call options, futures and variance swaps to hedge the growth in interest credited to the customer as a direct result of increases in the related index. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for certain derivative instruments, such as call options, purchased to hedge the growth in interest credited to the customer on indexed insurance products and (2) to use an indexed annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero. AAIA has elected to apply this option to its over-the-counter call options and reserve liabilities. As a result, AAIA’s statutory surplus decreased by $28 million and increased by $62 million as of December 31, 2023 and December 31, 2022, respectively.

Athene Re USA IV

AAIA has ceded the AmerUs Closed Block to Athene Re USA IV on a 100% funds withheld basis. A permitted practice in the State of Vermont allows Athene Re USA IV to include as admitted assets the face amount of all issued and outstanding letters of credit used to fund its reinsurance obligations to AAIA in its statutory financial statements. If Athene Re USA IV had not

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
followed this permitted practice, then it would not have exceeded authorized control level risk-based capital requirements. As of December 31, 2023 and December 31, 2022, Athene Re USA IV included as admitted assets $96 million and $112 million, respectively, related to the outstanding letters of credit.

Statutory capital and surplus and net income (loss)

The following table presents, for each of Athene’s primary insurance subsidiaries, the statutory capital and surplus and the statutory net income (loss), based on the most recent statutory financial statements to be filed with insurance regulators:

	Statutory capital & surplus		Statutory net income (loss)
(In millions)	December 31, 2023	December 31, 2022	Year ended December 31, 2023	Year ended December 31, 2022
ALRe	$14,474	$13,084	$832	$937
AARe	17,773	17,126	408	1,329
ACRA 1A	5,092	5,637	297	(87)
ACRA 2A	1,952	198	(759)	(2)
AADE	3,144	2,298	—	(20)
AAIA	2,876	2,067	(209)	(238)
AANY	290	284	(3)	(23)

22. Segments

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Fee Related Earnings

Fee Related Earnings (“FRE”) is a component of Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) capital solutions and other related fees, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments, excluding performance fees from Athene and performance fees from origination platforms dependent on capital appreciation, and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.

Spread Related Earnings

Spread Related Earnings (“SRE”) is a component of Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility, which consists of investment gains (losses), net of offsets, and non-operating change in insurance liabilities and related derivatives, and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees received on business managed for others, primarily the ADIP portion of Athene’s business ceded to ACRA, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs, including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents financial data for the Company’s reportable segments.

	Years ended December 31,
(In millions)	2023	2022	2021
Asset Management
Management fees[1]	$2,480	$2,134	$1,878
Capital solutions fees and other, net	538	414	298
Fee-related performance fee	146	72	57
Fee-related compensation	(835)	(754)	(653)
Other operating expenses	(561)	(456)	(313)
Fee Related Earnings	1,768	1,410	1,267

Retirement Services
Fixed income and other net investment income	8,739	5,706	—
Alternative net investment income	864	1,206	—
Strategic capital management fees	72	53	—
Cost of funds	(5,650)	(3,755)	—
Other operating expenses	(481)	(462)	—
Interest and other financing costs	(436)	(279)	—
Spread Related Earnings	3,108	2,469	—

Principal Investing
Realized performance fees[2]	742	595	1,589
Realized investment income	(2)	330	437
Principal investing compensation	(601)	(585)	(876)
Other operating expenses	(56)	(56)	(43)
Principal Investing Income	83	284	1,107

Segment Income	$4,959	$4,163	$2,374

Segment Assets:	December 31, 2023	December 31, 2022
Asset Management	$1,938	$1,918
Retirement Services	294,730	240,483
Principal Investing	9,573	8,099
Total Assets[3]	$306,241	$250,500

[1] Includes intersegment management fees from Retirement Services of $955 million and $764 million for the years ended December 31, 2023 and 2022, respectively.
[2] Includes intersegment realized performance fees from Retirement Services of $20 million for the year ended December 31, 2023.
[3] Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.

The following reconciles total consolidated revenues to total asset management fee related revenues:

	Years ended December 31,
(In millions)	2023	2022	2021
Total Consolidated Revenues	$32,644	$10,968	$5,951
Retirement services GAAP revenue	(29,137)	(8,199)	—
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	(339)	(182)	(137)
Adjustments related to consolidated funds and VIEs[1]	(3)	74	146
Performance fees	(868)	(598)	(3,055)
Principal investment income	(108)	(207)	(672)
Retirement services management and performance fees	975	764	—
Total Asset Management Fee Related Revenues	$3,164	$2,620	$2,233

[1] Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents the reconciliation of income before income tax provision reported in the consolidated statements of operations to Segment Income:

	Years ended December 31,
(In millions)	2023	2022	2021
Income (loss) before income tax provision (benefit)	$5,586	$(4,246)	$4,861
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	239	276	146
Equity-based compensation	236	185	80
Special equity-based compensation and other charges[2]	438	—	—
Preferred dividends	—	—	(37)
Transaction-related charges[3]	32	(42)	35
Merger-related transaction and integration costs[4]	27	70	67
(Gains) losses from change in tax receivable agreement liability	13	26	(10)
Net (income) loss attributable to non-controlling interests in consolidated entities	(1,556)	1,499	(418)
Unrealized performance fees	(127)	(2)	(1,465)
Unrealized profit sharing expense	179	20	649
One-time equity-based compensation and other charges[5]	—	—	949
HoldCo interest and other financing costs[6]	88	122	170
Unrealized principal investment income (loss)	(88)	176	(222)
Unrealized net (gains) losses from investment activities and other	26	(144)	(2,431)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	(170)	7,467	—
Non-operating change in insurance liabilities and related derivatives[7]	(182)	(1,433)	—
Integration, restructuring and other non-operating expenses	130	133	—
Equity-based compensation	88	56	—
Segment Income	$4,959	$4,163	$2,374

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

[2] Special equity-based compensation and other charges includes equity-based compensation expense and associated taxes related to the previously announced special fully vested equity grants to certain senior leaders.

[3] Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions, and restructuring charges.

[4] Merger-related transaction and integration costs includes advisory services, technology integration, equity-based compensation charges and other costs associated with the Mergers.
[5] Includes one-time equity-based compensation expense and associated taxes related to the Company’s compensation reset.
[6] Represents interest and other financing costs related to AGM not attributable to any specific segment.
[7] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	December 31, 2023	December 31, 2022
Total reportable segment assets	$306,241	$250,500
Adjustments[1]	7,247	6,717
Total assets	$313,488	$257,217

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. Product and Geographic Information

Athene conducts its business through the Retirement Services segment. Athene markets annuity products, primarily fixed rate and fixed indexed annuities. Deposits, which are generally not included in revenues on the consolidated statements of operations, and premiums collected are as follows:

(In millions)	Year ended December 31, 2023	Year ended December 31, 2022
Indexed annuities	$12,012	$11,212
Fixed rate annuities	34,594	15,322
Payout annuities without life contingencies	188	490
Funding agreements	6,893	7,770
Other deposits	2	2
Total deposits	53,689	34,796
Payout annuities with life contingencies	10,504	11,606
Whole life and other premiums	2,245	32
Total premiums	12,749	11,638
Total premiums and deposits, net of ceded	$66,438	$46,434

Deposits and premiums by the geographical location are primarily attributed to individual countries based on the jurisdiction of the subsidiary that directly issued or assumed the business and are as follows:

(In millions)	Year ended December 31, 2023	Year ended December 31, 2022
United States	$45,207	$34,646
Bermuda	21,231	11,788
Total premiums and deposits, net of ceded	$66,438	$46,434

The Company does not disaggregate its Asset Management and Principal Investing segments by geography as it does not believe it provides a meaningful depiction of the nature of its revenue.

24. Quarterly Results of Operations (Unaudited)

The Company adopted LDTI as of January 1, 2023 and applied a retrospective transition approach using a transition date of January 1, 2022, the Merger Date. These retrospective updates had a material impact to the Company’s 2022 quarterly financial statements. The unaudited quarterly results of operations after LDTI adoption for the year ended December 31, 2022 are summarized in the table below:

	Three months ended
(In millions)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total revenues	$862	$2,286	$2,979	$4,841
Total expenses	2,784	5,453	4,021	3,653
Net income (loss)	(1,059)	(2,606)	(849)	1,007
Net (income) loss attributable to non-controlling interests	658	969	286	(367)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	(401)	(1,637)	(563)	640

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25. Subsequent Events

Dividends

On February 8, 2024, the Company declared a cash dividend of $0.43 per share of common stock, which will be paid on February 29, 2024 to holders of record at the close of business on February 20, 2024.

On February 8, 2024, the Company also declared and set aside for payment a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on April 30, 2024 to holders of record at the close of business on April 15, 2024.

ITEM 8A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,748	$—	$—	$2,748
Restricted cash and cash equivalents	2	—	—	2
Investments	5,673	—	(171)	5,502
Assets of consolidated variable interest entities
Cash and cash equivalents	—	62	—	62
Investments	—	1,690	(50)	1,640
Other assets	—	204	(27)	177
Due from related parties	464	—	(15)	449
Goodwill	264	—	—	264
Other assets	2,331	—	—	2,331
	11,482	1,956	(263)	13,175
Retirement Services
Cash and cash equivalents	13,020	—	—	13,020
Restricted cash and cash equivalents	1,761	—	—	1,761
Investments	213,099	—	—	213,099
Investments in related parties	39,194	—	(13,352)	25,842
Assets of consolidated variable interest entities
Cash and cash equivalents	—	98	—	98
Investments	1,453	18,886	(107)	20,232
Other assets	9	101	—	110
Reinsurance recoverable	4,154	—	—	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,979	—	—	5,979
Goodwill	4,065	—	—	4,065
Other assets	11,996	—	(43)	11,953
	294,730	19,085	(13,502)	300,313
Total Assets	$306,212	$21,041	$(13,765)	$313,488

				(Continued)

	December 31, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,333	$5	$—	$3,338
Due to related parties	897	—	(27)	870
Debt	3,883	—	—	3,883
Liabilities of consolidated variable interest entities
Other liabilities	—	1,145	—	1,145
	8,113	1,150	(27)	9,236
Retirement Services
Interest sensitive contract liabilities	204,670	—	—	204,670
Future policy benefits	53,287	—	—	53,287
Market risk benefits	3,751	—	—	3,751
Debt	4,209	—	—	4,209
Payables for collateral on derivatives and securities to repurchase	7,536	—	—	7,536
Other liabilities	4,456	—	—	4,456
Liabilities of consolidated variable interest entities
Other liabilities	38	1,076	(16)	1,098
	277,947	1,076	(16)	279,007
Total Liabilities	286,060	2,226	(43)	288,243
Commitments and Contingencies (note 20)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	12	—	12
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,282	(34)	1	15,249
Retained earnings (accumulated deficit)	2,948	13,693	(13,669)	2,972
Accumulated other comprehensive income (loss)	(5,575)	(19)	19	(5,575)
Total AGM Stockholders’ Equity	14,053	13,640	(13,649)	14,044
Non-controlling interests	6,099	5,163	(73)	11,189
Total Equity	20,152	18,803	(13,722)	25,233
Total Liabilities, Redeemable non-controlling interests and Equity	$306,212	$21,041	$(13,765)	$313,488

				(Concluded)

	December 31, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$1,201	$—	$—	$1,201
Restricted cash and cash equivalents	2	1,046	—	1,048
Investments	5,713	—	(131)	5,582
Assets of consolidated variable interest entities
Cash and cash equivalents	—	110	—	110
Investments	—	2,371	(2)	2,369
Other assets	—	88	(58)	30
Due from related parties	504	1	(40)	465
Goodwill	264	—	—	264
Other assets	2,321	12	—	2,333
	10,005	3,628	(231)	13,402
Retirement Services
Cash and cash equivalents	7,779	—	—	7,779
Restricted cash and cash equivalents	628	—	—	628
Investments	172,488	—	—	172,488
Investments in related parties	35,286	—	(11,326)	23,960
Assets of consolidated variable interest entities
Cash and cash equivalents	—	362	—	362
Investments	1,492	14,207	—	15,699
Other assets	8	104	—	112
Reinsurance recoverable	4,358	—	—	4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,466	—	—	4,466
Goodwill	4,058	—	—	4,058
Other assets	9,919	—	(14)	9,905
	240,482	14,673	(11,340)	243,815
Total Assets	$250,487	$18,301	$(11,571)	$257,217

				(Continued)

	December 31, 2022
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$2,915	$61	$(1)	$2,975
Due to related parties	1,056	8	(66)	998
Debt	2,814	—	—	2,814
Liabilities of consolidated variable interest entities
Notes payable	—	50	—	50
Other liabilities	—	1,899	—	1,899
	6,785	2,018	(67)	8,736
Retirement Services
Interest sensitive contract liabilities	173,616	—	—	173,616
Future policy benefits	42,110	—	—	42,110
Market risk benefits	2,970	—	—	2,970
Debt	3,658	—	—	3,658
Payables for collateral on derivatives and securities to repurchase	6,707	—	—	6,707
Other liabilities	3,213	—	—	3,213
Liabilities of consolidated variable interest entities
Other liabilities	124	691	(6)	809
	232,398	691	(6)	233,083
Total Liabilities	239,183	2,709	(73)	241,819
Commitments and Contingencies (note 20)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	1,027	5	1,032
Equity
Additional paid in capital	15,040	(72)	14	14,982
Retained earnings (accumulated deficit)	(1,002)	11,734	(11,739)	(1,007)
Accumulated other comprehensive income (loss)	(7,337)	(34)	36	(7,335)
Total AGM Stockholders’ Equity	6,701	11,628	(11,689)	6,640
Non-controlling interests	4,603	2,937	186	7,726
Total Equity	11,304	14,565	(11,503)	14,366
Total Liabilities, Redeemable non-controlling interests and Equity	$250,487	$18,301	$(11,571)	$257,217

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
Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2023 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Apollo’s financial statements included in this report and issued its report on the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2023, which is included herein.

ITEM 9B.    OTHER INFORMATION

On November 14, 2023, Scott Kleinman, Co-President of AAM and member of our board of directors, adopted a Rule 10b5-1 trading arrangement on behalf of himself and an estate planning vehicle that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 207,580 shares of the Company’s common stock through November 29, 2024.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023 (“2024 Proxy Statement”) under the captions “Board of Directors,” “Corporate Governance,” “Proposal 1—Election of Directors” and “Executive Officers.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2024 Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management.” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2024 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence.”

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2024 Proxy Statement under the caption “Proposal 2—Ratification of Appointment of Accountants.”

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Statements of Financial Condition

(In millions, except share data)	As of December 31, 2023	As of December 31, 2022
Assets
Cash	$987	$—
Investments	13,736	6,420
Due from subsidiaries	431	585
Goodwill	1	1
Other assets	398	—
Total Assets	$15,553	$7,006
Liabilities and Equity
Liabilities
Accounts payable, accrued expenses, and other liabilities	$84	$100
Due to subsidiaries	350	266
Debt	1,075	—
Total Liabilities	$1,509	$366
Equity
Mandatory Convertible Preferred Stock, 28,750,000 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,398	—
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 567,762,932 and 570,276,188 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	15,249	14,982
Retained earnings (accumulated deficit)	2,972	(1,007)
Accumulated other comprehensive income (loss)	(5,575)	(7,335)
Total Equity	14,044	6,640
Total Liabilities and Equity	$15,553	$7,006

See accompanying notes to condensed financial information of registrant (parent company only)

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Statements of Operations

	Years ended December 31,
(In millions)	2023	2022	2021
Revenues
Investment income (loss)	$4,646	$(2,250)	$1,918
Total Revenues	4,646	(2,250)	1,918
Expenses
Interest expense	27	2	—
General, administrative and other	26	33	—
Total Expenses	53	35	—
Other income (loss)
Other income (loss), net	41	11	—
Total Other income (loss)	41	11	—
Income (loss) before income tax (provision) benefit	4,634	(2,274)	1,918
Income tax (provision) benefit	413	313	(79)
Net income (loss) attributable to Apollo Global Management, Inc.	5,047	(1,961)	1,839
Preferred stock dividends	(46)	—	(37)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$5,001	$(1,961)	$1,802

See accompanying notes to condensed financial information of registrant (parent company only)

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Statements of Cash Flows

	Years ended December 31,
(In millions)	2023	2022	2021
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(63)	$36	$(95)
Cash Flows from Investing Activities
Contributions to subsidiaries	$(1,250)	$—	$—
Distributions from subsidiaries	1,166	2,016	923
Due from subsidiaries, net	147	(579)	—
Net cash provided by investing activities	$63	$1,437	$923
Cash Flows from Financing Activities
Preferred stock dividends	$(22)	$—	$(37)
Common stock dividends	(1,012)	(916)	(501)
Issuance of debt	1,100	—	—
Payment of debt issuance cost	(25)	—	—
Issuance of Mandatory Convertible Preferred stock, net of issuance costs	1,398	—	—
Repurchase of common stock	(561)	(635)	(299)
Due to subsidiaries, net	109	78	9
Net cash provided by (used in) financing activities	$987	$(1,473)	$(828)
Net Increase (Decrease) in Cash and Cash Equivalents	987	—	—
Cash and Cash Equivalents, Beginning of Period	—	—	—
Cash and Cash Equivalents, End of Period	$987	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$37	$55	$118
Cash paid for interest	14	—	—

See accompanying notes to condensed financial information of registrant (parent company only)

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Notes to Financial Statements
1. Basis of Presentation

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

2. Intercompany Transactions

Unsecured Revolving Notes Receivable – AGM has unsecured revolving notes receivable from its subsidiaries Apollo Asset Management (“AAM”) and Athene Holding Ltd. (“AHL”). The note from AAM accrues interest at a fixed rate of 0.33% per annum, and the balance is due at AGM’s request. The note from AAM had an outstanding net receivable balance of $431 million and $579 million as of December 31, 2023 and 2022, respectively. The note from AHL has a borrowing capacity of $500 million. Interest accrues at a rate per annum, equal to the U.S. mid-term applicable federal rate, and the balance is due on December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note from AHL as of December 31, 2023 and 2022.

Unsecured Revolving Note Payable – In addition to the unsecured revolving notes receivable described above, AGM has an unsecured revolving note payable to its subsidiary AHL. The note to AHL has a borrowing capacity of $500 million. Interest accrues at a rate per annum, equal to the U.S. mid-term applicable federal rate, and the balance is due on December 13, 2025, or earlier at AHL’s request. The note had an outstanding balance of $109 million and $78 million as of December 31, 2023 and 2022, respectively.

3. Dividends

During the years ended December 31, 2023, 2022 and 2021, AGM received $1,082 million, $1,897 million and $500 million, respectively, of dividends from its subsidiaries. See note 21 – “Statutory Requirements” to the consolidated financial statements for additional information on subsidiary dividend restrictions.

4. Debt and Guarantees

See note 15 – “Debt” and note 20 – “Commitments and Contingencies” to the consolidated financial statements for additional information on the Company’s debt and guarantees.

5. Equity

See note 17 – “Equity” to the consolidated financial statements for additional information on the Company’s 6.75% Series A Mandatory Convertible Preferred Stock.

APOLLO GLOBAL MANAGEMENT, INC.
Schedule II—Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Assumed through acquisitions	Deductions	Balance at end of year
Reserves deducted from assets to which they apply
Year ended December 31, 2023
Valuation allowance on deferred tax assets	105	156	—	(228)	33
Year ended December 31, 2022
Valuation allowance on deferred tax assets	—	53	66	(14)	105

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

4.4
Indenture, dated as of November 13, 2023, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 13, 2023 (File No. 001-41197)).

4.5	Form of 6.375% Senior Notes due 2033 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on November 13, 2023 (File No. 001-41197), which is incorporated by reference).

4.6	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

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

*+10.12
Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan or Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.

+10.13
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Apollo Asset Management, Inc.’s Form S-8 filed on September 5, 2019 (File No. 333-232797)).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

*+10.14
Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan or Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.

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

*+10.20	Form of Notice of Restricted Share Unit Award and Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

*+10.21	Form of Notice of Performance Restricted Share Unit Award and Performance Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

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

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

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

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

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

+10.73
Employment Agreement with John Suydam, dated July 19, 2017 (incorporated by reference to Exhibit 10.38 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended September 30, 2017 (File No. 001-35107)).

+10.74
Letter Agreement with John Suydam, dated November 7, 2018 (incorporated by reference to Exhibit 10.41 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107)).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

+10.75
Amendment to the Employment Agreement of John Suydam originally effective July 19, 2017, dated as of December 20, 2019 (incorporated by reference to Exhibit 10.53 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2019 (File No. 001-35107)).

*+10.76	Amendment to the Employment Agreement of John Suydam originally effective July 19, 2017 and as amended as of December 20, 2019, dated December 5, 2023.

†+10.77	Form of Apollo Carry Award (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2023 (File No. 001-41197)).

†+10.78	Accord+ Notional Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended March 31, 2023 (File No. 001-41197)).

+10.79
Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors IV, L.P., dated March 27, 2023 and effective as of December 31, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended March 31, 2023 (File No. 001-41197)).

+10.80
Amended and Restated Exempted Limited Partnership Agreement of Apollo Infrastructure Opportunities Advisors II, L.P., dated February 10, 2022 and effective as of July 10, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended March 31, 2023 (File No. 001-41197)).

+10.81
Amended and Restated Exempted Limited Partnership Agreement of Apollo Hybrid Value Advisors II, L.P., dated March 31, 2022 and effective as of September 29, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended March 31, 2023 (File No. 001-41197)).

*21.1	Subsidiaries of Apollo Global Management, Inc.

*22.1	List of Subsidiary Guarantors.

*23.1	Consent of Deloitte & Touche LLP.

*23.2	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*97.1	Apollo Global Management, Inc. Statutory Recoupment Policy

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

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

Apollo Global Management, Inc.
(Registrant)

Date: February 27, 2024	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Marc Rowan	Chief Executive Officer and Director	February 27, 2024
Marc Rowan	(principal executive officer)

/s/ Martin Kelly	Chief Financial Officer	February 27, 2024
Martin Kelly	(principal financial officer)

/s/ Louis-Jacques Tanguy	Chief Accounting Officer	February 27, 2024
Louis-Jacques Tanguy	(principal accounting officer)

/s/ James Belardi	Director	February 27, 2024
James Belardi	CEO of AHL

/s/ Scott Kleinman	Director	February 27, 2024
Scott Kleinman	Co-President of AAM

/s/ James Zelter	Director	February 27, 2024
James Zelter	Co-President of AAM

/s/ Walter (Jay) Clayton	Independent Chair and Director	February 27, 2024
Walter (Jay) Clayton

/s/ Marc Beilinson	Director	February 27, 2024
Marc Beilinson

/s/ Jessica Bibliowicz	Director	February 27, 2024
Jessica Bibliowicz

/s/ Michael Ducey	Director	February 27, 2024
Michael Ducey

/s/ Kerry Murphy Healey	Director	February 27, 2024
Kerry Murphy Healey

/s/ Mitra Hormozi	Director	February 27, 2024
Mitra Hormozi

/s/ Pamela Joyner	Director	February 27, 2024
Pamela Joyner

/s/ AB Krongard	Director	February 27, 2024
AB Krongard

/s/ Pauline Richards	Director	February 27, 2024
Pauline Richards

/s/ David Simon	Director	February 27, 2024
David Simon

/s/ Lynn Swann	Director	February 27, 2024
Lynn Swann

/s/ Patrick Toomey	Director	February 27, 2024
Patrick Toomey