Form 10-Q
period 2024-03-31
Apollo Global Management, Inc.
filed 2024-05-07
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024 OR

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

As of May 3, 2024, there were 569,003,922 shares of the registrant’s common stock outstanding.

Forward-Looking Statements

This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to inflation, interest rate fluctuations and market conditions generally, the impact of energy market dislocation, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, the accuracy of management’s assumptions and estimates, our dependence on certain key personnel, our use of leverage to finance our businesses and investments by the funds we manage, Athene’s ability to maintain or improve financial strength ratings, the impact of Athene’s reinsurers failing to meet their assumed obligations, Athene’s ability to manage its business in a highly regulated industry, changes in our regulatory environment and tax status, and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this quarterly report and the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 27, 2024 (the “2023 Annual Report”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

Terms Used in This Report

In this report, references to “Apollo,” “we,” “us,” “our,” and the “Company” refer to Apollo Global Management, Inc. (“AGM”) and its subsidiaries unless the context requires otherwise. References to “AGM common stock” or “common stock” of the Company refer to shares of common stock, par value $0.00001 per share, of AGM and “Mandatory Convertible Preferred Stock” refers to the 6.75% Series A Mandatory Convertible Preferred Stock of AGM.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AADE	Athene Annuity & Life Assurance Company
AAM	Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc. prior to the Mergers.)
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles
Accord VI	Apollo Accord Fund VI, L.P., together with its parallel funds and alternative investment vehicles
ACRA	ACRA 1 and ACRA 2

ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP II	Apollo/Athene Dedicated Investment Program II, L.P., a fund managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
Adjusted Net Income Shares Outstanding, or ANI Shares Outstanding	Consists of total shares of common stock outstanding, RSUs that participate in dividends, and shares of common stock assumed to be issuable upon the conversion of the shares of Mandatory Convertible Preferred Stock
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC
AFS	Available-for-sale
AFT	Apollo Senior Floating Rate Fund, Inc.
AIF	Apollo Tactical Income Fund, Inc.
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AIOF III	Apollo Infrastructure Opportunities Fund III, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
ARI	Apollo Commercial Real Estate Finance, Inc.

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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

CDO	Collateralized debt obligation
Class A shares	Class A common stock, $0.00001 par value per share, of AAM prior to the Mergers.

CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned AOG units.
Consolidated RBC	The consolidated risk-based capital ratio of Athene’s non-U.S. reinsurance and U.S. insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to Athene's fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the non-controlling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. Athene includes the costs related to business added through assumed reinsurance transactions but excludes the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Credit Strategies	Apollo Credit Strategies Master Fund Ltd., together with its feeder funds
CS	Credit Suisse AG
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
DSI	Deferred sales inducement
EPF Funds	Apollo European Principal Finance Fund, L.P., Apollo European Principal Finance Fund II (Dollar A), L.P., EPF III, and EPF IV, together with their parallel funds and alternative investment vehicles
EPF III	Apollo European Principal Finance Fund III (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
EPF IV	Apollo European Principal Finance Fund IV (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FASB	Financial Accounting Standards Board
FCI Funds	Financial Credit Investment I, L.P., Financial Credit Investment II, L.P., together with its feeder funds, Financial Credit Investment Fund III L.P., Financial Credit Investment IV, L.P., together with its feeder funds, and Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA, invests alongside Athene in certain investments
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2024 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on March 31, 2024 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
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

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Mergers	Completion of the previously announced merger transactions pursuant to the Merger Agreement

Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap Financial	MidCap FinCo Designated Activity Company
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the condensed consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the investments supporting assumed funds withheld and modco agreements and excludes the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the non-controlling interests.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the non-controlling interests, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	Represent Athene's policyholder liability obligations net of reinsurance and used to analyze the costs of its liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the non-controlling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
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

Spread Related Earnings, or SRE
Component of Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility, which consists of investment gains (losses), net of offsets and non-operating change in insurance liabilities and related derivatives, and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees received on business managed for others, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.

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

U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. RBC	The CAL RBC ratio for AADE, Athene’s parent U.S. insurance company
U.S. Treasury	United States Department of the Treasury
Unrealized Value	The fair value consistent with valuations determined in accordance with GAAP, for investments not yet realized and may include payments in kind, accrued interest and dividends receivable, if any, and before the effect of certain taxes. In addition, amounts include committed and funded amounts for certain investments.
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
VIE	Variable interest entity
Vintage Year	The year in which a fund’s final capital raise occurred, or, for certain funds, the year of a fund’s effective date or the year in which a fund’s investment period commences pursuant to its governing agreements.
VOBA	Value of business acquired
WACC	Weighted average cost of capital

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of March 31, 2024	As of December 31, 2023
Assets
Asset Management
Cash and cash equivalents	$2,473	$2,748
Restricted cash and cash equivalents	2	2
Investments	5,599	5,502
Assets of consolidated variable interest entities
Cash and cash equivalents	323	62
Investments	2,279	1,640
Other assets	36	177
Due from related parties	441	449
Goodwill	264	264
Other assets	2,386	2,331
	13,803	13,175
Retirement Services
Cash and cash equivalents	15,250	13,020
Restricted cash and cash equivalents	1,575	1,761
Investments	226,956	213,099
Investments in related parties	27,283	25,842
Assets of consolidated variable interest entities
Cash and cash equivalents	93	98
Investments	21,009	20,232
Other assets	132	110
Reinsurance recoverable	5,183	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	6,408	5,979
Goodwill	4,064	4,065
Other assets	12,295	11,953
	320,248	300,313
Total Assets	$334,051	$313,488

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of March 31, 2024	As of December 31, 2023
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,425	$3,338
Due to related parties	825	870
Debt	3,856	3,883
Liabilities of consolidated variable interest entities
Other liabilities	1,867	1,145
	9,973	9,236
Retirement Services
Interest sensitive contract liabilities	220,234	204,670
Future policy benefits	51,672	53,287
Market risk benefits	3,723	3,751
Debt	5,740	4,209
Payables for collateral on derivatives and securities to repurchase	8,147	7,536
Other liabilities	6,482	4,456
Liabilities of consolidated variable interest entities
Other liabilities	1,064	1,098
	297,062	279,007
Total Liabilities	307,035	288,243
Commitments and Contingencies (note 16)
Redeemable non-controlling interests
Redeemable non-controlling interests	13	12
Equity
Mandatory Convertible Preferred Stock, 28,749,765 and 28,750,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,398	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 569,003,922 and 567,762,932 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	15,167	15,249
Retained earnings (accumulated deficit)	3,862	2,972
Accumulated other comprehensive income (loss)	(5,640)	(5,575)
Total Apollo Global Management, Inc. Stockholders’ Equity	14,787	14,044
Non-controlling interests	12,216	11,189
Total Equity	27,003	25,233
Total Liabilities, Redeemable non-controlling interests and Equity	$334,051	$313,488

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(In millions, except per share data)	2024	2023
Revenues
Asset Management
Management fees	$438	$414
Advisory and transaction fees, net	169	155
Investment income (loss)	402	452
Incentive fees	26	15
	1,035	1,036
Retirement Services
Premiums	101	96
Product charges	238	198
Net investment income	3,576	2,612
Investment related gains (losses)	1,677	1,065
Revenues of consolidated variable interest entities	411	281
Other revenues	2	13
	6,005	4,265
Total Revenues	7,040	5,301
Expenses
Asset Management
Compensation and benefits	667	670
Interest expense	51	31
General, administrative and other	240	197
	958	898
Retirement Services
Interest sensitive contract benefits	2,884	1,289
Future policy and other policy benefits	543	466
Market risk benefits remeasurement (gains) losses	(154)	346
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	207	138
Policy and other operating expenses	453	437
	3,933	2,676
Total Expenses	4,891	3,574
Other income (loss) – Asset Management
Net gains (losses) from investment activities	39	(2)
Net gains (losses) from investment activities of consolidated variable interest entities	25	34
Other income (loss), net	(26)	32
Total Other income (loss)	38	64
Income (loss) before income tax (provision) benefit	2,187	1,791
Income tax (provision) benefit	(422)	(253)
Net income (loss)	1,765	1,538
Net (income) loss attributable to non-controlling interests	(338)	(528)
Net income (loss) attributable to Apollo Global Management, Inc.	1,427	1,010
Preferred stock dividends	(24)	—
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$1,403	$1,010

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$2.31	$1.67
Net income (loss) attributable to common stockholders - Diluted	$2.28	$1.66
Weighted average shares outstanding – Basic	588.1	584.1
Weighted average shares outstanding – Diluted	605.4	584.2

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
(In millions)	2024	2023
Net income (loss)	$1,765	$1,538
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(738)	2,099
Unrealized gains (losses) on hedging instruments	(76)	104
Remeasurement gains (losses) on future policy benefits related to discount rate	803	(802)
Remeasurement gains (losses) on market risk benefits related to credit risk	(28)	89
Foreign currency translation and other adjustments	(32)	22
Other comprehensive income (loss), before tax	(71)	1,512
Income tax expense (benefit) related to other comprehensive income (loss)	(4)	290
Other comprehensive income (loss)	(67)	1,222
Comprehensive income (loss)	1,698	2,760
Comprehensive (income) loss attributable to non-controlling interests	(336)	(577)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$1,362	$2,183

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three months ended March 31, 2023
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2023	570	$14,982	$(1,007)	$(7,335)	$6,640	$7,726	$14,366
Other changes in equity of non-controlling interests	—	—	—	—	—	(119)	(119)
Accretion of redeemable non-controlling interests	—	(10)	—	—	(10)	—	(10)
Capital increase related to equity-based compensation	—	122	—	—	122	—	122
Capital contributions	—	—	—	—	—	617	617
Dividends/distributions	—	(241)	—	—	(241)	(183)	(424)
Payments related to issuances of common stock for equity-based awards	4	15	(175)	—	(160)	—	(160)
Repurchase of common stock	(7)	(460)	—	—	(460)	—	(460)
Net income (loss)	—	—	1,010	—	1,010	528	1,538
Other comprehensive income (loss)	—	—	—	1,173	1,173	49	1,222
Balance at March 31, 2023	567	$14,408	$(172)	$(6,162)	$8,074	$8,618	$16,692

	For the three months ended March 31, 2024
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2024	568	1,398	$15,249	$2,972	$(5,575)	$14,044	$11,189	$25,233
Other changes in equity of non-controlling interests	—	—	—	—	—	—	1	1
Accretion of redeemable non-controlling interests	—	—	(1)	—	—	(1)	—	(1)
Capital increase related to equity-based compensation	—	—	163	—	—	163	—	163
Capital contributions	—	—	—	—	—	—	1,006	1,006
Dividends/distributions	—	(24)	—	(259)	—	(283)	(316)	(599)
Payments related to issuances of common stock for equity-based awards	3	—	8	(254)	—	(246)	—	(246)
Repurchase of common stock	(2)	—	(260)	—	—	(260)	—	(260)
Stock option exercises	—	—	8	—	—	8	—	8
Net income (loss)	—	24	—	1,403	—	1,427	338	1,765
Other comprehensive income (loss)	—	—	—	—	(65)	(65)	(2)	(67)
Balance at March 31, 2024	569	1,398	$15,167	$3,862	$(5,640)	$14,787	$12,216	$27,003

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(In millions)	2024	2023
Cash Flows from Operating Activities
Net Income (Loss)	$1,765	$1,538
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Equity-based compensation	189	140
Net investment income	(416)	(474)
Net recognized (gains) losses on investments and derivatives	(2,094)	(2,057)
Depreciation and amortization	238	165
Net amortization (accretion) of net investment premiums, discount and other	(5)	30
Policy acquisition costs deferred	(459)	(375)
Other non-cash amounts included in net income (loss), net	72	66
Changes in consolidation	—	(51)
Changes in operating assets and liabilities:
Purchases of investments by Funds and VIEs	(1,521)	(1,213)
Proceeds from sale of investments by Funds and VIEs	879	1,861
Interest sensitive contract liabilities	2,132	2,229
Future policy benefits, market risk benefits and reinsurance recoverable	(671)	64
Other assets and liabilities, net	(39)	(852)
Net cash provided by operating activities	$70	$1,071
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	$(634)	$(1,397)
Purchases of available-for-sale securities	(18,464)	(6,668)
Purchases of mortgage loans	(5,714)	(2,930)
Purchases of investment funds	(612)	(464)
Purchases of U.S. Treasury securities	—	(244)
Purchases of derivatives instruments and other investments	(857)	(725)
Sales, maturities and repayments of investments and distributions from equity method investments	9,601	6,329
Other investing activities, net	295	459
Net cash used in investing activities	$(16,385)	$(5,640)
Cash Flows from Financing Activities
Issuance of debt	$2,827	$1,203
Repayment of debt	(524)	(1,858)
Repurchase of common stock	(260)	(458)
Common stock dividends	(259)	(241)
Preferred stock dividends	(24)	—
Distributions paid to non-controlling interests	(305)	(183)
Contributions from non-controlling interests	1,001	617
Deposits on investment-type policies and contracts	20,803	12,006
Withdrawals on investment-type policies and contracts	(4,786)	(2,707)
Net change in cash collateral posted for derivative transactions and securities to repurchase	611	3,489
Other financing activities, net	(742)	(345)
Net cash provided by financing activities	$18,342	$11,523
Effect of exchange rate changes on cash and cash equivalents	(2)	3
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	2,025	6,957
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	17,691	11,128
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$19,716	$18,085

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(In millions)	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$338	$35
Cash paid for interest	167	169
Non-cash transactions
Non-Cash Investing Activities
Asset Management and Other
Distributions from principal investments	2	2
Purchases of other investments, at fair value	4	—
Retirement Services
Investments received from settlements on reinsurance agreements	48	71
Non-Cash Financing Activities
Asset Management and Other
Capital increases related to equity-based compensation	153	110
Issuance of restricted shares	9	14
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	(1,062)	27
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	1,998	3,029
Distributions to non-controlling interests	11	—
Supplemental Disclosure of Cash Flow Information of Consolidated VIEs
Cash Flows from Operating Activities
Purchases of investments - Asset Management	(1,521)	(1,213)
Proceeds from sale of investments - Asset Management	879	1,861
Cash Flows from Investing Activities
Purchases of investments - Retirement Services	(589)	(442)
Proceeds from sale of investments - Retirement Services	117	207
Cash Flows from Financing Activities
Issuance of debt	1,258	1,203
Principal repayment of debt	(499)	(1,860)
Distributions paid to non-controlling interests	(5)	—
Contributions from non-controlling interests	593	617
Changes in Consolidation
Investments, at fair value	1	(48)
Other assets	—	(1)
Notes payable	(2)	—
Non-controlling interest	1	5
Equity	—	95
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:

Cash and cash equivalents	$17,723	$15,099
Restricted cash and cash equivalents	1,577	2,209
Cash and cash equivalents held at consolidated variable interest entities	416	777
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$19,716	$18,085

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information and the SEC’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Certain disclosures included in the annual audited financial statements have been condensed or omitted as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements included in the 2023 Annual Report.

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

Deferred Revenue

Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the condensed consolidated statements of financial condition. There was $108 million of revenue recognized during the three months ended March 31, 2024 that was previously deferred as of January 1, 2024.

Recently Issued Accounting Pronouncements

Segment Reporting – Improvements to Reporting Segment Disclosures (ASU 2023-07)

In November 2023, the FASB issued guidance to incrementally add disclosures for public entities’ reporting segments including significant segment expenses and other segment items.

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

Compensation – Stock Compensation (ASU 2024-01)

In March 2024, the FASB issued guidance in ASU 2024-01 that clarifies how an entity determines whether it is required to account for profits interest awards (and similar awards) in accordance with ASC 718 or other guidance. The ASU provides specific examples on when a profits interest award should be accounted for as a share-based payment arrangement under ASC 718 or in a manner similar to a cash bonus or profit-sharing arrangement under ASC 710 or other ASC topics.

The guidance is mandatorily effective for the Company on January 1, 2025, and early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

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

The Company early adopted the guidance on October 1, 2023, and there was no impact to the condensed consolidated financial statements upon adoption.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
recognize a contractual sale restriction attributable to the holding entity as a separate unit of account. The guidance also requires disclosures for these equity securities.

The Company early adopted the guidance on July 1, 2023. The Company applied the guidance on a prospective basis, and there was no impact to the condensed consolidated financial statements upon adoption.

Reference Rate Reform (Topic 848) — Deferral of the Sunset Date of Topic 848 (ASU 2022-06, ASU 2021-01, ASU 2020-04)

The Company adopted ASU 2020-04 and ASU 2021-01 and elected to apply certain of the practical expedients related to contract modifications, hedge accounting relationships, and derivative modifications pertaining to discounting, margining, or contract price alignment. The main purpose of the practical expedients is to ease the administrative burden of accounting for contracts impacted by reference rate reform, and these elections did not have, and are not expected to have, a material impact on the condensed consolidated financial statements. ASU 2022-06 amended and deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which the Company will no longer be permitted to apply the expedients provided in Topic 848. The Company will continue to evaluate the impact of reference rate reform on contract modifications and hedging relationships.

3. Investments

The following table outlines the Company’s investments:

(In millions)	March 31, 2024	December 31, 2023
Asset Management
Investments, at fair value	$1,469	$1,489
Equity method investments	1,116	1,072
Performance allocations	3,014	2,941
Total Investments – Asset Management	5,599	5,502
Retirement Services
AFS securities, at fair value	$159,251	$148,347
Trading securities, at fair value	2,466	2,544
Equity securities	1,966	1,611
Mortgage loans, at fair value	49,470	45,396
Investment funds	1,736	1,741
Policy loans	330	334
Funds withheld at interest	29,258	30,833
Derivative assets	7,159	5,298
Short-term investments	896	1,288
Other investments	1,707	1,549
Total Investments, including related parties – Retirement Services	254,239	238,941
Total Investments	$259,838	$244,443

Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended March 31,
(In millions)	2024	2023
Realized gains (losses) on sales of investments, net	$1	$5
Net change in unrealized gains (losses) due to changes in fair value	38	(7)
Net gains (losses) from investment activities	$39	$(2)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Performance Allocations

Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2024	$2,941
Change in fair value of funds	364
Fund distributions to the Company	(291)
Performance allocations, March 31, 2024	$3,014

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

Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	March 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$6,764	$—	$41	$(1,002)	$5,803
U.S. state, municipal and political subdivisions	1,283	—	—	(252)	1,031
Foreign governments	2,086	—	6	(308)	1,784
Corporate	94,419	(127)	589	(11,457)	83,424
CLO	22,590	(1)	268	(459)	22,398
ABS	14,379	(51)	118	(576)	13,870
CMBS	7,372	(31)	63	(468)	6,936
RMBS	8,235	(387)	229	(450)	7,627
Total AFS securities	157,128	(597)	1,314	(14,972)	142,873
AFS securities – related parties
Corporate	1,428	—	3	(76)	1,355
CLO	4,506	—	18	(78)	4,446
ABS	10,870	(1)	21	(313)	10,577
Total AFS securities – related parties	16,804	(1)	42	(467)	16,378
Total AFS securities, including related parties	$173,932	$(598)	$1,356	$(15,439)	$159,251

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$6,161	$—	$67	$(829)	$5,399
U.S. state, municipal and political subdivisions	1,296	—	—	(250)	1,046
Foreign governments	2,083	—	71	(255)	1,899
Corporate	88,343	(129)	830	(10,798)	78,246
CLO	20,506	(2)	261	(558)	20,207
ABS	13,942	(49)	120	(630)	13,383
CMBS	7,070	(29)	52	(502)	6,591
RMBS	8,160	(381)	252	(464)	7,567
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352
CLO	4,367	—	21	(120)	4,268
ABS	8,665	(1)	34	(309)	8,389
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	March 31, 2024
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,294	$2,256
Due after one year through five years	20,196	19,366
Due after five years through ten years	25,571	23,178
Due after ten years	56,491	47,242
CLO, ABS, CMBS and RMBS	52,576	50,831
Total AFS securities	157,128	142,873
AFS securities – related parties
Due after one year through five years	911	898
Due after five years through ten years	122	114
Due after ten years	395	343
CLO and ABS	15,376	15,023
Total AFS securities – related parties	16,804	16,378
Total AFS securities, including related parties	$173,932	$159,251

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	March 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,447	$(189)	$2,313	$(813)	$4,760	$(1,002)
U.S. state, municipal and political subdivisions	132	(6)	888	(246)	1,020	(252)
Foreign governments	986	(42)	735	(266)	1,721	(308)
Corporate	13,687	(532)	49,045	(10,903)	62,732	(11,435)
CLO	1,966	(7)	8,909	(417)	10,875	(424)
ABS	1,798	(45)	4,307	(389)	6,105	(434)
CMBS	552	(11)	1,927	(363)	2,479	(374)
RMBS	606	(14)	1,399	(134)	2,005	(148)
Total AFS securities	22,174	(846)	69,523	(13,531)	91,697	(14,377)
AFS securities – related parties
Corporate	241	(40)	384	(36)	625	(76)
CLO	399	(2)	2,223	(75)	2,622	(77)
ABS	4,115	(77)	2,486	(216)	6,601	(293)
Total AFS securities – related parties	4,755	(119)	5,093	(327)	9,848	(446)
Total AFS securities, including related parties	$26,929	$(965)	$74,616	$(13,858)	$101,545	$(14,823)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,013	$(94)	$2,389	$(735)	$4,402	$(829)
U.S. state, municipal and political subdivisions	123	(5)	888	(245)	1,011	(250)
Foreign governments	690	(13)	760	(242)	1,450	(255)
Corporate	7,752	(474)	50,028	(10,311)	57,780	(10,785)
CLO	689	(2)	11,579	(543)	12,268	(545)
ABS	2,129	(75)	4,378	(458)	6,507	(533)
CMBS	859	(12)	1,967	(406)	2,826	(418)
RMBS	467	(9)	2,057	(263)	2,524	(272)
Total AFS securities	14,722	(684)	74,046	(13,203)	88,768	(13,887)
AFS securities – related parties
Corporate	548	(35)	382	(37)	930	(72)
CLO	397	(16)	2,592	(102)	2,989	(118)
ABS	2,008	(66)	2,793	(225)	4,801	(291)
Total AFS securities – related parties	2,953	(117)	5,767	(364)	8,720	(481)
Total AFS securities, including related parties	$17,675	$(801)	$79,813	$(13,567)	$97,488	$(14,368)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	March 31, 2024
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	8,612	7,343
AFS securities – related parties	185	121

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. Athene did not recognize the unrealized losses in income, unless as required for hedge accounting, as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended March 31, 2024
		Additions		Reductions
(In millions)	Beginning Balance	Initial Credit Losses	Initial Credit Losses on PCD Securities	Securities Sold During the Period	Additions (Reductions) to Previously Impaired Securities	Ending Balance
AFS securities
Corporate	$129	$7	$—	$(8)	$(1)	$127
CLO	2	—	—	—	(1)	1
ABS	49	2	—	—	—	51
CMBS	29	1	—	—	1	31
RMBS	381	4	—	(4)	6	387
Total AFS securities	590	14	—	(12)	5	597
AFS securities – related parties, ABS	1	—	—	—	—	1
Total AFS securities, including related parties	$591	$14	$—	$(12)	$5	$598

	Three months ended March 31, 2023
		Additions		Reductions
(In millions)	Beginning Balance	Initial Credit Losses	Initial Credit Losses on PCD Securities	Securities Sold During the Period	Additions (Reductions) to Previously Impaired Securities	Ending Balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	61	21	—	(6)	3	79
CLO	7	1	—	—	(4)	4
ABS	29	—	—	—	2	31
CMBS	5	1	—	—	(1)	5
RMBS	329	3	28	(4)	—	356
Total AFS securities	458	26	28	(10)	—	502
AFS securities – related parties, CLO	1	—	—	—	—	1
Total AFS securities, including related parties	$459	$26	$28	$(10)	$—	$503

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income

Net investment income by asset class consists of the following:

	Three months ended March 31,
(In millions)	2024	2023
AFS securities	$2,137	$1,469
Trading securities	41	42
Equity securities	17	15
Mortgage loans	814	447
Investment funds	9	34
Funds withheld at interest	363	429
Other	211	188
Investment revenue	3,592	2,624
Investment expenses	(16)	(12)
Net investment income	$3,576	$2,612

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Three months ended March 31,
(In millions)	2024	2023
AFS securities[1]
Gross realized gains on investment activity	$67	$183
Gross realized losses on investment activity	(347)	(104)
Net realized investment gains (losses) on AFS securities	(280)	79
Net recognized investment gains (losses) on trading securities	(65)	64
Net recognized investment gains (losses) on equity securities	39	(18)
Net recognized investment gains (losses) on mortgage loans	(358)	277
Derivative gains	1,431	993
Provision for credit losses	(10)	(66)
Other gains (losses)	920	(264)
Investment related gains (losses)	$1,677	$1,065

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $3,718 million and $1,140 million for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Three months ended March 31,
(In millions)	2024	2023
Trading securities	$(20)	$66
Trading securities – related parties	—	6
Equity securities	41	(23)
Equity securities – related parties	(3)	3

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition:

(In millions)	March 31, 2024	December 31, 2023
Less than 30 days	$—	$686
Greater than 1 year	2,666	3,167
Payables for repurchase agreements	$2,666	$3,853

The following table summarizes the securities pledged as collateral for repurchase agreements:

	March 31, 2024		December 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
Foreign governments	$138	$97	$137	$99
Corporate	1,859	1,577	2,735	2,307
CLO	578	580	580	579
ABS	610	545	1,207	1,086
Total securities pledged under repurchase agreements	$3,185	$2,799	$4,659	$4,071

Reverse Repurchase Agreements

As of March 31, 2024 and December 31, 2023, amounts loaned under reverse repurchase agreements were $556 million and $947 million, respectively, and the fair value of the collateral, comprised primarily of commercial and residential mortgage loans, was $1,087 million and $1,504 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans include both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 6 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	March 31, 2024	December 31, 2023
Commercial mortgage loans	$30,512	$27,630
Commercial mortgage loans under development	1,187	1,228
Total commercial mortgage loans	31,699	28,858
Mark to fair value	(3,165)	(2,246)
Commercial mortgage loans	28,534	26,612
Residential mortgage loans	24,058	21,894
Mark to fair value	(975)	(937)
Residential mortgage loans	23,083	20,957
Mortgage loans	$51,617	$47,569

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$10,565	37.0%	$9,591	36.0%
Office building	4,339	15.2%	4,455	16.7%
Industrial	4,497	15.8%	4,143	15.6%
Hotels	3,113	10.9%	2,913	11.0%
Retail	2,215	7.8%	2,158	8.1%
Other commercial	3,805	13.3%	3,352	12.6%
Total commercial mortgage loans	$28,534	100.0%	$26,612	100.0%

U.S. region
East North Central	$1,639	5.7%	$1,517	5.7%
East South Central	514	1.8%	523	2.0%
Middle Atlantic	7,528	26.4%	7,147	26.9%
Mountain	1,161	4.1%	1,196	4.5%
New England	1,363	4.8%	1,295	4.9%
Pacific	5,516	19.3%	4,860	18.3%
South Atlantic	4,650	16.4%	4,583	17.2%
West North Central	242	0.8%	249	0.9%
West South Central	1,429	5.0%	1,228	4.6%
Total U.S. region	24,042	84.3%	22,598	85.0%
International region
United Kingdom	2,540	8.9%	2,343	8.7%
Other international[1]	1,952	6.8%	1,671	6.3%
Total international region	4,492	15.7%	4,014	15.0%
Total commercial mortgage loans	$28,534	100.0%	$26,612	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	March 31, 2024	December 31, 2023
U.S. States
California	27.1%	27.6%
Florida	11.9%	12.0%
Texas	6.4%	6.1%
New York	5.8%	5.9%
Other[1]	39.1%	39.4%
Total U.S. residential mortgage loan percentage	90.3%	91.0%
International
United Kingdom	5.3%	4.0%
Other[1]	4.4%	5.0%
Total international residential mortgage loan percentage	9.7%	9.0%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states or countries, with each individual state or country comprising less than 5% of the portfolio.

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

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity funds	$84	76.4%	$82	75.3%
Hybrid funds	19	17.2%	20	18.3%
Other	7	6.4%	7	6.4%
Total investment funds	110	100.0%	109	100.0%
Investment funds – related parties
Strategic origination platforms	47	2.9%	47	2.9%
Insurance platforms	1,299	79.9%	1,300	79.7%
Apollo and other fund investments
Equity funds	249	15.3%	254	15.6%
Yield funds	7	0.4%	8	0.5%
Other	24	1.5%	23	1.3%
Total investment funds – related parties	1,626	100.0%	1,632	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	5,854	35.0%	5,594	35.4%
Insurance platforms	471	2.8%	483	3.1%
Apollo and other fund investments
Equity funds	3,482	20.8%	3,302	20.9%
Hybrid funds	4,325	25.9%	4,242	26.7%
Yield funds	1,462	8.8%	1,356	8.6%
Other	1,113	6.7%	843	5.3%
Total investment funds – consolidated VIEs	16,707	100.0%	15,820	100.0%
Total investment funds, including related parties and consolidated VIEs	$18,443		$17,561

Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	March 31, 2024
Atlas[1]	$2,985
Wheels[1]	1,595
AT&T Inc.	1,517

December 31, 2023
Wheels[1]	$1,591
AT&T Inc.	1,526

[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in note 15.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Derivatives

The Company uses a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See note 6 for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	10,780	$507	$184	9,034	$477	$230
Forwards	1,044	41	7	6,294	275	102
Interest rate swaps	5,364	1	637	4,468	—	521
Forwards on net investments	224	1	—	219	—	6
Interest rate swaps	18,004	17	154	10,031	29	95
Total derivatives designated as hedges		567	982		781	954
Derivatives not designated as hedges
Equity options	77,831	5,423	106	73,881	3,809	102
Futures	40	104	—	35	72	—
Foreign currency swaps	8,281	225	202	8,072	230	244
Interest rate swaps	3,496	83	28	3,499	81	9
Other swaps	2,674	13	1	2,588	39	1
Foreign currency forwards	38,354	744	1,110	28,236	286	685
Embedded derivatives
Funds withheld, including related parties		(4,085)	(34)		(4,100)	(64)
Interest sensitive contract liabilities		—	10,908		—	9,059
Total derivatives not designated as hedges		2,507	12,321		417	10,036
Total derivatives		$3,074	$13,303		$1,198	$10,990

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. During the three months ended March 31, 2024 and 2023, Athene recognized losses of $21 million and $73 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three months ended March 31, 2024 and 2023. As of March 31, 2024, no amounts were expected to be reclassified to income within the next 12 months.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	March 31, 2024		December 31, 2023
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$6,149	$(146)	$4,883	$(15)
Foreign currency swaps	6,769	(328)	6,820	(141)
Interest sensitive contract liabilities
Foreign currency swaps	1,945	63	1,438	19
Foreign currency interest rate swaps	4,796	479	4,010	363
Interest rate swaps	13,612	264	6,910	189

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended March 31, 2024
Investment related gains (losses)
Foreign currency forwards	$136	$(132)	$4	$18	$9
Foreign currency swaps	112	(114)	(2)	—	—
Foreign currency interest rate swaps	(116)	117	1	—	—
Interest rate swaps	(106)	75	(31)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	16	(16)	—	—	—
Three months ended March 31, 2023
Investment related gains (losses)
Foreign currency forwards	$(70)	$73	$3	$87	$4
Foreign currency swaps	(59)	64	5	—	—
Foreign currency interest rate swaps	78	(70)	8	—	—
Interest rate swaps	102	(104)	(2)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	15	(15)	—	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended March 31,
(In millions)	2024	2023
Foreign currency forwards	$(17)	$63
Foreign currency swaps	(38)	114

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended March 31, 2024 and 2023, these derivatives had gains of $3 million and losses of $4 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of March 31, 2024 and December 31, 2023, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $29 million and $26 million, respectively. During the three months ended March 31, 2024 and 2023, there were no amounts deemed ineffective.

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

Other swaps

Other swaps include total return swaps, credit default swaps and swaptions. Athene purchases total rate of return swaps to gain exposure and benefit from a reference asset or index without ownership. Credit default swaps provide a measure of protection against the default of an issuer or allow us to gain credit exposure to an issuer or traded index. Athene uses credit default swaps coupled with a bond to synthetically create the characteristics of a reference bond. Swaptions give the option to enter into an interest rate swap and are used by Athene to hedge against interest rate exposure.

Embedded derivatives

Athene has embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modco or funds withheld basis and indexed annuity products.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2024	2023
Equity options	$1,597	$350
Futures	127	34
Swaps	39	33
Foreign currency forwards	(310)	(169)
Embedded derivatives on funds withheld	(75)	603
Amounts recognized in investment related gains (losses)	1,378	851
Embedded derivatives in indexed annuity products[1]	(1,177)	(473)
Total gains (losses) on derivatives not designated as hedges	$201	$378

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

The estimated fair value of net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2024
Derivative assets	$7,159	$(1,704)	$(5,479)	$(24)	$1	$(23)
Derivative liabilities	(2,429)	1,704	1,188	463	—	463

December 31, 2023
Derivative assets	$5,298	$(1,497)	$(3,676)	$125	$—	$125
Derivative liabilities	(1,995)	1,497	848	350	—	350

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of March 31, 2024 and December 31, 2023, amounts not subject to master netting or similar agreements were immaterial.

[2] Represents amounts offsetting derivative assets and derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets or gross derivative liabilities for presentation on the condensed consolidated statements of financial condition.

[3] For non-cash collateral received, the Company does not recognize the collateral on the condensed consolidated statements of financial condition unless the obligor (transferor) has defaulted under the terms of the secured contract and is no longer entitled to redeem the pledged asset. Amounts do not include any excess of collateral pledged or received.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Variable Interest Entities

A variable interest in a VIE is an investment or other interest that will absorb portions of the VIE’s expected losses and/or receive expected residual returns. Variable interests in consolidated VIEs and unconsolidated VIEs are discussed separately below.

Consolidated VIEs

Consolidated VIEs include certain CLOs and funds managed by the Company and other entities where the Company is deemed the primary beneficiary. In addition, during 2023, consolidated VIEs also included SPACs which were liquidated during the fourth quarter of 2023. See note 15 for further details regarding Apollo’s previously consolidated SPACs.

The assets of consolidated VIEs are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company. Similarly, there is no recourse to the Company for the consolidated VIEs’ liabilities.

Other assets of the consolidated VIEs include interest receivables, receivables from affiliates and reverse repurchase agreements. Other liabilities include debt and short-term payables.

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

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2024[1]	2023[1]
Net gains (losses) from investment activities	$18	$30
Interest and other income	32	33
Interest and other expenses	(25)	(29)
Net gains (losses) from investment activities of consolidated variable interest entities	$25	$34

[1] Amounts reflect consolidation eliminations.

In addition, we recognize revenues and expenses of certain consolidated VIEs within management fees, investment income (loss), compensation and benefits and general, administrative and other. For the three months ended March 31, 2024, the Company recorded $10 million of revenues and $2 million of expenses related to the activities of these VIEs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Subscription Lines

Included within other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	March 31, 2024			December 31, 2023
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$1,835	7.24%	0.09	$1,072	7.16%	0.09
Total – Asset Management	$1,835			$1,072

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of March 31, 2024, the Company was not aware of any instances of non-compliance with any of these covenants.

Reverse Repurchase Agreements

As of March 31, 2024 and December 31, 2023, fair value of collateral received under reverse repurchase agreements was $263 million and $453 million, respectively. There was no rehypothecation of the collateral received under reverse repurchase agreements as of March 31, 2024 and December 31, 2023.

Revenues of Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2024	2023
Trading securities	$35	$23
Mortgage loans	30	24
Investment funds	21	35
Other	(5)	—
Net investment income	81	82

Net recognized investment gains on trading securities	—	6
Net recognized investment gains (losses) on mortgage loans	(26)	9
Net recognized investment gains on investment funds	360	224
Other losses	(4)	(40)
Investment related gains (losses)	330	199
Revenues of consolidated variable interest entities	$411	$281

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	March 31, 2024	December 31, 2023
Maximum Loss Exposure[1,2]	$295	$325

[1] Represents Apollo’s direct investment in those entities in which it holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses.

[2] Some amounts included are a quarter in arrears.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unconsolidated Variable Interest Entities—Retirement Services

The Company has variable interests in certain unconsolidated VIEs in the form of securities and ownership stakes in investment funds.

Fixed maturity securities

Athene invests in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, Athene is a debt investor within these entities and, as such, holds a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the trust that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination of the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which Athene holds the residual tranche are not consolidated because Athene does not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, Athene is not under common control, as defined by U.S. GAAP, with the related parties, nor are substantially all of the activities conducted on Athene’s behalf; therefore, Athene is not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments, and are held at fair value and classified as AFS or trading securities on the condensed consolidated statements of financial condition.

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2024		December 31, 2023
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$110	$1,117	$109	$876
Investment in related parties – investment funds	1,626	2,404	1,632	2,377
Assets of consolidated VIEs – investment funds	16,707	22,940	15,820	22,129
Investment in fixed maturity securities	51,243	53,563	48,155	50,623
Investment in related parties – fixed maturity securities	15,804	18,245	13,495	15,608
Investment in related parties – equity securities	315	315	318	318
Total non-consolidated investments	$85,805	$98,584	$79,529	$91,931

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	March 31, 2024
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$2,473	$—	$—		$—	$2,473
Restricted cash and cash equivalents	2	—	—		—	2
Cash and cash equivalents of VIEs	323	—	—		—	323
Investments, at fair value	199	22	1,182	[1]	66	1,469
Investments of VIEs	—	27	2,110		134	2,271
Due from related parties[2]	—	—	33		—	33
Derivative assets[3]	—	5	9		—	14
Total Assets – Asset Management	2,997	54	3,334		200	6,585
Retirement Services
AFS Securities
U.S. government and agencies	5,796	7	—		—	5,803
U.S. state, municipal and political subdivisions	—	1,031	—		—	1,031
Foreign governments	809	935	40		—	1,784
Corporate	11	80,035	3,378		—	83,424
CLO	—	22,398	—		—	22,398
ABS	—	6,705	7,165		—	13,870
CMBS	—	6,915	21		—	6,936
RMBS	—	7,362	265		—	7,627
Total AFS securities	6,616	125,388	10,869		—	142,873
Trading securities	23	1,622	40		—	1,685
Equity securities	212	1,054	27		—	1,293
Mortgage loans	—	—	48,207		—	48,207
Funds withheld at interest – embedded derivative	—	—	(3,362)		—	(3,362)
Derivative assets	127	7,031	1		—	7,159
Short-term investments	70	169	101		—	340
Other investments	—	362	751		—	1,113
Cash and cash equivalents	15,250	—	—		—	15,250
Restricted cash and cash equivalents	1,575	—	—		—	1,575
Investments in related parties
AFS securities
Corporate	—	180	1,175		—	1,355
CLO	—	3,926	520		—	4,446
ABS	—	534	10,043		—	10,577
Total AFS securities – related parties	—	4,640	11,738		—	16,378
Trading securities	—	—	781		—	781
Equity securities	66	—	249		—	315
Mortgage loans	—	—	1,263		—	1,263
Investment funds	—	—	1,067		—	1,067
Funds withheld at interest – embedded derivative	—	—	(723)		—	(723)
Other investments	—	—	336		—	336
Reinsurance recoverable	—	—	1,468		—	1,468
Other assets[5]	—	—	383		—	383

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2024
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Assets of consolidated VIEs
Trading securities	—	264	1,770	—	2,034
Mortgage loans	—	—	2,147	—	2,147
Investment funds	—	—	951	15,756	16,707
Other investments	4	2	115	—	121
Cash and cash equivalents	93	—	—	—	93
Total Assets – Retirement Services	24,036	140,532	78,179	15,756	258,503
Total Assets	$27,033	$140,586	$81,513	$15,956	$265,088

Liabilities
Asset Management
Other liabilities of VIEs, at fair value	$—	$11	$—	$—	$11
Contingent consideration obligations[4]	—	—	127	—	127
Total Liabilities – Asset Management	—	11	127	—	138
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	10,908	—	10,908
Universal life benefits	—	—	788	—	788
Future policy benefits
AmerUs Closed Block	—	—	1,151	—	1,151
ILICO Closed Block and life benefits	—	—	553	—	553
Market risk benefits[5]	—	—	3,723	—	3,723
Derivative liabilities	17	2,411	1	—	2,429
Other liabilities	—	—	229	—	229
Total Liabilities – Retirement Services	17	2,411	17,353	—	19,781
Total Liabilities	$17	$2,422	$17,480	$—	$19,919

(Concluded)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$2,748	$—	$—		$—	$2,748
Restricted cash and cash equivalents	2	—	—		—	2
Cash and cash equivalents of VIEs	62	—	—		—	62
Investments, at fair value	202	38	1,188	[1]	61	1,489
Investments of VIEs	—	16	1,492		127	1,635
Due from related parties[2]	—	—	37		—	37
Derivative assets[3]	—	—	13		—	13
Total Assets – Asset Management	3,014	54	2,730		188	5,986
Retirement Services
AFS Securities
U.S. government and agencies	5,392	7	—		—	5,399
U.S. state, municipal and political subdivisions	—	1,046	—		—	1,046
Foreign governments	895	964	40		—	1,899
Corporate	10	75,711	2,525		—	78,246
CLO	—	20,207	—		—	20,207
ABS	—	6,440	6,943		—	13,383
CMBS	—	6,570	21		—	6,591
RMBS	—	7,302	265		—	7,567
Total AFS securities	6,297	118,247	9,794		—	134,338
Trading securities	24	1,654	28		—	1,706
Equity securities	210	699	26		—	935
Mortgage loans	—	—	44,115		—	44,115
Funds withheld at interest – embedded derivative	—	—	(3,379)		—	(3,379)
Derivative assets	108	5,190	—		—	5,298
Short-term investments	—	236	105		—	341
Other investments	—	313	630		—	943
Cash and cash equivalents	13,020	—	—		—	13,020
Restricted cash and cash equivalents	1,761	—	—		—	1,761
Investments in related parties
AFS securities
Corporate	—	181	1,171		—	1,352
CLO	—	3,762	506		—	4,268
ABS	—	563	7,826		—	8,389
Total AFS securities – related parties	—	4,506	9,503		—	14,009
Trading securities	—	—	838		—	838
Equity securities	63	—	255		—	318
Mortgage loans	—	—	1,281		—	1,281
Investment funds	—	—	1,082		—	1,082
Funds withheld at interest – embedded derivative	—	—	(721)		—	(721)
Other investments	—	—	343		—	343
Reinsurance recoverable	—	—	1,367		—	1,367
Other assets[5]	—	—	378		—	378
Assets of consolidated VIEs
Trading securities	—	284	1,852		—	2,136
Mortgage loans	—	—	2,173		—	2,173
Investment funds	—	—	977		14,843	15,820

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Other investments	—	2	101	—	103
Cash and cash equivalents	98	—	—	—	98
Total Assets – Retirement Services	21,581	131,131	70,748	14,843	238,303
Total Assets	$24,595	$131,185	$73,478	$15,031	$244,289
Liabilities
Asset Management
Other liabilities of VIEs, at fair value	$—	$3	$—	$—	$3
Contingent consideration obligations[4]	—	—	93	—	93
Derivative liabilities[3]	—	42	—	—	42
Total Liabilities – Asset Management	—	45	93	—	138
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	9,059	—	9,059
Universal life benefits	—	—	834	—	834
Future policy benefits
AmerUs Closed Block	—	—	1,178	—	1,178
ILICO Closed Block and life benefits	—	—	522	—	522
Market risk benefits[5]	—	—	3,751	—	3,751
Derivative liabilities	17	1,977	1	—	1,995
Other liabilities	—	(64)	330	—	266
Total Liabilities – Retirement Services	17	1,913	15,675	—	17,605
Total Liabilities	$17	$1,958	$15,768	$—	$17,743

(Concluded)
[1] Investments as of March 31, 2024 and December 31, 2023 excludes $207 million and $218 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[2] Due from related parties represents a receivable from a fund.
[3] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
4 As of March 31, 2024 and December 31, 2023, Other liabilities includes $74 million and $26 million, respectively, of contingent obligations related to the Griffin Capital acquisition, classified as Level 3 and also includes profit sharing payable of $53 million and $67 million, respectively, related to other contingent obligations classified as Level 3.

[5] Other assets consist of market risk benefits assets. See note 8 for additional information on market risk benefits assets and liabilities valuation methodology and additional fair value disclosures.

Changes in fair value of contingent consideration obligations in connection with the acquisitions of Stone Tower and Griffin Capital are recorded in compensation and benefits expense and other income (loss), net, respectively, in the condensed consolidated statements of operations. Refer to note 16 for further details.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	March 31, 2024
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$855	Discounted cash flow	Discount rate	10.3% – 52.8%	17.3%	[1]
	120	Direct capitalization	Capitalization rate	6.9%	6.9%
	207	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	33	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	9	Option model	Volatility rate	55.0%	55.0%
Investments of consolidated VIEs
Bank loans	272	Discounted cash flow	Discount rate	7.9% – 15.2%	8.4%	[1]
	1,137	Adjusted transaction value	N/A	N/A	N/A
Equity securities	492	Dividend discount model	Discount rate	13.5%	13.5%
	166	Adjusted transaction value	N/A	N/A	N/A
Bonds	43	Discounted cash flow	Discount rate	5.7% – 12.3%	9.0%	[1]
Retirement Services
AFS, trading and equity securities	16,547	Discounted cash flow	Discount rate	1.7% – 18.2%	7.0%	[1]
Mortgage loans[2]	51,617	Discounted cash flow	Discount rate	1.8% – 26.0%	7.0%	[1]
Investment funds[2]	1,545	Discounted cash flow	Discount rate	6.3% – 13.5%	11.3%	[1]
	471	Net tangible asset values	Implied multiple	1.24x	1.24x
Financial Liabilities
Asset Management
Contingent consideration obligations	127	Discounted cash flow	Discount rate	20.0% – 25.0%	22.5%	[1]
		Option model	Volatility rate	29.2% – 30.1%	29.7%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	10,908	Discounted cash flow	Nonperformance risk	0.4% – 1.2%	0.8%	[3]
			Option budget	0.5% – 6.0%	2.5%	[4]
			Surrender rate	5.9% – 14.0%	8.7%	[4]

[1] Unobservable inputs were weighted based on the fair value of the investments included in the range.
[2] Includes those of consolidated VIEs.
[3] The nonperformance risk weighted average is based on the projected cash flows attributable to the embedded derivative.
[4] The option budget and surrender rate weighted averages are calculated based on projected account values.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2023
	Fair Value (In millions)	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$857	Discounted cash flow	Discount rate	10.5% – 52.8%	17.2%	[1]
	112	Direct capitalization	Capitalization rate	6.9%	6.9%
	219	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	37	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	13	Option model	Volatility rate	62.5%	62.5%
Investments of consolidated VIEs
Bank loans	605	Discounted cash flow	Discount rate	7.7% – 11.0%	9.4%	[1]
	64	Adjusted transaction value	N/A	N/A	N/A
Equity securities	494	Dividend discount model	Discount rate	13.5%	13.5%
	131	Adjusted transaction value	N/A	N/A	N/A
Bonds	35	Discounted cash flow	Discount rate	6.1% – 13.0%	10.7%	[1]
	163	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS, trading and equity securities	14,247	Discounted cash flow	Discount rate	2.3% – 18.1%	7.0%	[1]
Mortgage loans[2]	47,569	Discounted cash flow	Discount rate	2.5% – 20.6%	6.8%	[1]
Investment funds[2]	1,574	Discounted cash flow	Discount rate	6.3% – 13.5%	11.2%	[1]
	483	Net tangible asset values	Implied multiple	1.14x	1.14x
Financial Liabilities
Contingent consideration obligations	93	Discounted cash flow	Discount rate	20.0% – 25.0%	23.3%	[1]
		Option model	Volatility rate	31.4% – 33.4%	32.4%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	9,059	Discounted cash flow	Nonperformance risk	0.4% – 1.4%	0.9%	[3]
			Option budget	0.5% – 6.0%	2.3%	[4]
			Surrender rate	6.0% – 13.4%	8.7%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended March 31, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,201	$(7)	$—	$(3)	$—	$1,191	$18	$—
Investments of Consolidated VIEs	1,492	—	—	618	—	2,110	(1)	—
Total Level 3 assets – Asset Management	$2,693	$(7)	$—	$615	$—	$3,301	$17	$—

Assets – Retirement Services
AFS securities
Foreign governments	$40	$—	$—	$—	$—	$40	$—	$—
Corporate	2,525	(2)	2	844	9	3,378	(1)	1
ABS	6,943	2	13	125	82	7,165	(2)	11
CMBS	21	—	—	—	—	21	—	1
RMBS	265	1	—	(1)	—	265	—	—
Trading securities	28	—	—	(2)	14	40	—	—
Equity securities	26	—	—	1	—	27	1	—
Mortgage loans	44,115	(341)	—	4,433	—	48,207	(341)	—
Funds withheld at interest – embedded derivative	(3,379)	17	—	—	—	(3,362)	—	—
Derivative assets	—	—	—	—	1	1	—	—
Short-term investments	105	—	—	(4)	—	101	—	—
Other investments	630	(3)	—	124	—	751	(3)	—
Investments in related parties
AFS securities
Corporate	1,171	1	(1)	4	—	1,175	—	(1)
CLO	506	—	14	—	—	520	—	14
ABS	7,826	1	(14)	2,230	—	10,043	(4)	(17)
Trading securities	838	—	—	(57)	—	781	—	—
Equity securities	255	(6)	—	—	—	249	(6)	—
Mortgage loans	1,281	(17)	—	(1)	—	1,263	(17)	—
Investment funds	1,082	(15)	—	—	—	1,067	(15)	—
Funds withheld at interest – embedded derivative	(721)	(2)	—	—	—	(723)	—	—
Other investments	343	(7)	—	—	—	336	(7)	—
Reinsurance recoverable	1,367	(8)	—	109	—	1,468	—	—
Assets of consolidated VIEs
Trading securities	1,852	(33)	—	(55)	6	1,770	(33)	—
Mortgage loans	2,173	(42)	—	16	—	2,147	(42)	—
Investment funds	977	(27)	—	1	—	951	(27)	—
Other investments	101	(2)	—	16	—	115	(2)	—
Total Level 3 assets – Retirement Services	$70,370	$(483)	$14	$7,783	$112	$77,796	$(499)	$9

Liabilities – Asset Management
Contingent consideration obligations	$93	$48	$—	$(14)	$—	$127	$—	$—
Total Level 3 liabilities – Asset Management	$93	$48	$—	$(14)	$—	$127	$—	$—

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(9,059)	$(1,177)	$—	$(672)	$—	$(10,908)	$—	$—
Universal life benefits	(834)	46	—	—	—	(788)	—	—
Future policy benefits
AmerUs Closed Block	(1,178)	27	—	—	—	(1,151)	—	—
ILICO Closed Block and life benefits	(522)	(31)	—	—	—	(553)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(330)	(10)	—	47	64	(229)	—	—
Total Level 3 liabilities – Retirement Services	$(11,924)	$(1,145)	$—	$(625)	$64	$(13,630)	$—	$—

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended March 31, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$12	$—	$(15)	$—	$(3)	$—	$—	$—
Investments of consolidated VIEs	1,301	—	(683)	—	618	—	—	—
Total Level 3 assets – Asset Management	$1,313	$—	$(698)	$—	$615	$—	$—	$—

Assets – Retirement Services
AFS securities
Corporate	$922	$—	$(2)	$(76)	$844	$9	$—	$9
ABS	313	—	—	(188)	125	341	(259)	82
RMBS	—	—	—	(1)	(1)	—	—	—
Trading securities	—	—	—	(2)	(2)	14	—	14
Equity securities	2	—	(1)	—	1	—	—	—
Mortgage loans	5,686	—	(26)	(1,227)	4,433	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	2	—	(6)	—	(4)	—	—	—
Other investments	124	—	—	—	124	—	—	—
Investments in related parties
AFS securities
Corporate	6	—	—	(2)	4	—	—	—
ABS	2,693	—	(200)	(263)	2,230	—	—	—
Trading securities	2	—	—	(59)	(57)	—	—	—
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Reinsurance recoverable	—	109	—	—	109	—	—	—
Assets of consolidated VIEs
Trading securities	—	—	(55)	—	(55)	6	—	6
Mortgage loans	32	—	—	(16)	16	—	—	—
Investment funds	1	—	—	—	1	—	—	—
Other investments	19	—	(3)	—	16	—	—	—
Total Level 3 assets – Retirement Services	$9,802	$109	$(293)	$(1,835)	$7,783	$371	$(259)	$112

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(14)	$(14)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(14)	$(14)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(898)	$—	$226	$(672)	$—	$—	$—
Other liabilities	—	—	—	47	47	64	—	64
Total Level 3 liabilities – Retirement Services	$—	$(898)	$—	$273	$(625)	$64	$—	$64

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$8	$—	$(1)	$—	$7	$—	$—	$—
Investments of consolidated VIEs	871	—	(348)	—	523	—	(2)	(2)
Total Level 3 assets – Asset Management	$879	$—	$(349)	$—	$530	$—	$(2)	$(2)

Assets – Retirement Services
AFS securities
Corporate	$208	$—	$—	$(82)	$126	$29	$(209)	$(180)
ABS	298	—	—	(143)	155	215	(276)	(61)
RMBS	1	—	—	(1)	—	—	—	—
Trading securities	—	—	—	(4)	(4)	5	(14)	(9)
Equity securities	—	—	—	—	—	—	(13)	(13)
Mortgage loans	2,882	—	(32)	(606)	2,244	—	—	—
Short-term investments	—	—	—	(30)	(30)	26	—	26
Other investments	2	—	—	(158)	(156)	—	—	—
Investments in related parties
AFS securities
Corporate	156	—	—	(3)	153	—	—	—
CLO	185	—	—	—	185	—	—	—
ABS	1,634	—	—	(219)	1,415	—	—	—
Trading securities	2	—	—	(1)	1	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(4)	(4)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	10	—	(12)	—	(2)	19	(3)	16
Mortgage loans	46	—	—	(1)	45	—	—	—
Investment funds	—	—	(8)	—	(8)	148	(48)	100
Other investments	5	—	(7)	—	(2)	—	—	—
Total Level 3 assets – Retirement Services	$5,503	$—	$(59)	$(1,284)	$4,160	$442	$(563)	$(121)

Liabilities – Retirement Services
Interest sensitive contract liabilities - Embedded derivative	$—	$(577)	$—	$144	$(433)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(577)	$—	$144	$(433)	$—	$—	$—

Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Three months ended March 31,
(In millions)	2024	2023
Trading securities	$(60)	$64
Mortgage loans	(400)	296
Investment funds	(28)	62
Future policy benefits	27	(26)
Other	15	(47)
Total gains (losses)	$(446)	$349

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Gains and losses on trading securities, mortgage loans, and other are recorded in investment related gains (losses) on the condensed consolidated statements of operations. Gains and losses related to investment funds are recorded in net investment income on the condensed consolidated statements of operations. Gains and losses related to investments of consolidated VIEs are recorded in revenues of consolidated VIEs on the condensed consolidated statements of operations. The change in fair value of future policy benefits is recorded to future policy and other policy benefits on the condensed consolidated statements of operations.

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	March 31, 2024	December 31, 2023
Unpaid principal balance	$55,757	$50,752
Mark to fair value	(4,140)	(3,183)
Fair value	$51,617	$47,569

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2024	December 31, 2023
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$571	$221
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(211)	(74)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$360	$147

Fair value of commercial mortgage loans 90 days or more past due	$183	$64
Fair value of commercial mortgage loans in non-accrual status	360	147

The following represents the residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2024	December 31, 2023
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$606	$528
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(39)	(49)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$567	$479

Fair value of residential mortgage loans 90 days or more past due[1]	$567	$479
Fair value of residential mortgage loans in non-accrual status	460	355

1 As of March 31, 2024 and December 31, 2023, includes $107 million and $124 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended March 31,
(In millions)	2024	2023
Mortgage loans	$(33)	$(3)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Without Readily Determinable Fair Values

Athene elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. The equity securities are held at cost less any impairment. The carrying amount of the equity securities was $358 million, net of an impairment of $42 million, as of March 31, 2024 and December 31, 2023.

Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	March 31, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$110	$110	$110	$—	$—	$—
Policy loans	330	330	—	—	330	—
Funds withheld at interest	26,592	26,592	—	—	—	26,592
Other investments	35	42	—	—	—	42
Investments in related parties
Investment funds	559	559	559	—	—	—
Funds withheld at interest	6,751	6,751	—	—	—	6,751
Short-term investments	556	556	—	—	556	—
Total financial assets not carried at fair value	$34,933	$34,940	$669	$—	$886	$33,385

Financial liabilities
Interest sensitive contract liabilities	$167,360	$158,042	$—	$—	$—	$158,042
Debt	5,740	5,249	—	587	4,662	—
Securities to repurchase	2,666	2,666	—	—	2,666	—
Funds withheld liability	1,365	1,365	—	—	—	1,365
Total financial liabilities not carried at fair value	$177,131	$167,322	$—	$587	$7,328	$159,407

	December 31, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$109	$109	$109	$—	$—	$—
Policy loans	334	334	—	—	334	—
Funds withheld at interest	27,738	27,738	—	—	—	27,738
Other investments	46	52	—	—	—	52
Investments in related parties
Investment funds	550	550	550	—	—	—
Funds withheld at interest	7,195	7,195	—	—	—	7,195
Short-term investments	947	947	—	—	947	—
Total financial assets not carried at fair value	$36,919	$36,925	$659	$—	$1,281	$34,985

Financial liabilities
Interest sensitive contract liabilities	$154,095	$146,038	$—	$—	$—	$146,038
Debt	4,209	3,660	—	—	3,660	—
Securities to repurchase	3,853	3,853	—	—	3,853	—
Funds withheld liability	350	350	—	—	350	—
Total financial liabilities not carried at fair value	$162,507	$153,901	$—	$—	$7,863	$146,038

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

Interest sensitive contract liabilities – The carrying and fair value of interest sensitive contract liabilities above includes fixed indexed and traditional fixed annuities without mortality or morbidity risks, funding agreements and payout annuities without life contingencies. The embedded derivatives within fixed indexed annuities without mortality or morbidity risks are excluded, as they are carried at fair value. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates, adding a spread to reflect nonperformance risk and subtracting a risk margin to reflect uncertainty inherent in the projected cash flows.

Debt – The fair value of debt is obtained from commercial pricing services. See note 11 for further information on debt.

Significant Unobservable Inputs

Asset Management

Discounted Cash Flow and Direct Capitalization Model

When a discounted cash flow or direct capitalization model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows or the capitalization rate, respectively. Increases in the discount or capitalization rate can significantly lower the fair value of an investment and the contingent consideration obligations; conversely decreases in the discount or capitalization rate can significantly increase the fair value of an investment and the contingent consideration obligations. See note 16 for further discussion of the contingent consideration obligations.

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

Yield Investments

Yield investments are generally valued based on third-party vendor prices and/or quoted market prices and valuation models. Valuations using quoted market prices are based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments. Apollo will designate certain brokers to use to value specific securities. In determining the designated brokers, Apollo considers the following: (i) brokers with which Apollo has previously transacted, (ii) the underwriter of the security and (iii) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service. When relying on a third-party vendor as a primary source, Apollo (i) analyzes how the price has moved over the measurement period, (ii) reviews the number of brokers included in the pricing service’s population, if available, and (iii) validates the valuation levels with Apollo’s pricing team and traders.

Debt securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing a model-based approach to determine fair value. Valuation approaches used to estimate the fair value of illiquid credit investments also may include the income approach, as described below. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

AFS and trading securities

The fair values for most marketable securities without an active market are obtained from several commercial pricing services. These are classified as Level 2 assets. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data. This category typically includes U.S. and non-U.S. corporate bonds, U.S. agency and government guaranteed securities, CLO, ABS, CMBS and RMBS.

Athene also has fixed maturity securities priced based on indicative broker quotes or by employing market accepted valuation models. For certain fixed maturity securities, the valuation model uses significant unobservable inputs and these are included in Level 3 in the fair value hierarchy. Significant unobservable inputs used include discount rates, issue-specific credit adjustments, material non-public financial information, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other investments

The fair values of other investments are determined using a discounted cash flow model using discount rates for similar investments.

Funds withheld at interest embedded derivatives

Funds withheld at interest embedded derivatives represent the right to receive or obligation to pay the total return on the assets supporting the funds withheld at interest or funds withheld liability, respectively, and are analogous to a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modco agreements is measured as the unrealized gain (loss) on the underlying assets and classified as Level 3.

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

Interest sensitive contract liabilities embedded derivatives

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

Universal life liabilities and other life benefits

Athene elected the fair value option for certain blocks of universal and other life business ceded to Global Atlantic. Athene uses a present value of liability cash flows. Unobservable inputs include estimates of mortality, persistency, expenses, premium payments and a risk margin used in the discount rates that reflect the riskiness of the business. The universal life policyholder liabilities and corresponding reinsurance recoverable are classified as Level 3.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other liabilities

Other liabilities include funds withheld liability, as described above in funds withheld at interest embedded derivatives, and a ceded modco agreement of certain inforce funding agreement contracts for which Athene elected the fair value option. Athene estimates the fair value of the ceded modco agreement by discounting projected cash flows for net settlements and certain periodic and non-periodic payments. Unobservable inputs include estimates for asset portfolio returns and economic inputs used in the discount rate, including risk margin. Depending on the projected cash flows and other assumptions, the contract may be recorded as an asset or liability. The estimate is classified as Level 3.

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 8 for more information on Athene’s products.

	Three months ended March 31, 2024
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979
Additions	147	294	18	—	177	—	636
Amortization	(51)	(39)	(2)	—	(26)	(89)	(207)
Balance at March 31, 2024	$986	$1,772	$26	$11	$1,121	$2,492	$6,408

	Three months ended March 31, 2023
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	171	203	—	1	133	—	508
Amortization	(16)	(18)	(1)	—	(10)	(93)	(138)
Balance at March 31, 2023	$459	$940	$10	$10	$522	$2,895	$4,836

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Long-duration Contracts

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

	Three months ended March 31, 2024
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	7,165	4,814	8,542	485	21,006
Policy charges	(1)	(168)	—	—	(169)
Surrenders and withdrawals	(1,328)	(3,150)	—	(20)	(4,498)
Benefit payments	(283)	(433)	(1,840)	(57)	(2,613)
Interest credited	697	641	299	49	1,686
Foreign exchange	(183)	(3)	(184)	(314)	(684)
Other	—	—	(78)	(24)	(102)
Balance at March 31, 2024	$70,830	$94,848	$39,089	$7,748	$212,515

Weighted average crediting rate	4.1%	2.4%	4.0%	2.7%
Net amount at risk	$425	$14,995	$—	$88
Cash surrender value	66,597	86,747	—	6,542

	Three months ended March 31, 2023
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	6,700	2,929	1,500	1,033	12,162
Policy charges	(1)	(158)	—	—	(159)
Surrenders and withdrawals	(1,818)	(2,712)	(70)	(3)	(4,603)
Benefit payments	(264)	(422)	(490)	(90)	(1,266)
Interest credited	369	117	206	32	724
Foreign exchange	—	—	54	(16)	38
Other	(54)	—	143	(33)	56
Balance at March 31, 2023	$48,450	$92,414	$28,782	$5,645	$175,291

Weighted average crediting rate	3.4%	2.3%	2.7%	2.9%
Net amount at risk	$423	$13,903	$—	$66
Cash surrender value	45,994	84,047	—	2,710

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated statements of financial condition:

	March 31,
(In millions)	2024	2023
Traditional deferred annuities	$70,830	$48,450
Indexed annuities	94,848	92,414
Funding agreements	39,089	28,782
Other investment-type	7,748	5,645
Reconciling items[1]	7,719	5,809
Interest sensitive contract liabilities	$220,234	$181,100

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

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	March 31, 2024
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
< 2.0%	$29,717	$17,187	$110,134	$157,038
2.0% – < 4.0%	26,736	1,712	1,672	30,120
4.0% – < 6.0%	17,125	34	1	17,160
6.0% and greater	8,197	—	—	8,197
Total	$81,775	$18,933	$111,807	$212,515

	March 31, 2023
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
< 2.0%	$25,571	$23,867	$80,468	$129,906
2.0% – < 4.0%	31,793	1,709	778	34,280
4.0% – < 6.0%	9,625	52	206	9,883
6.0% and greater	1,222	—	—	1,222
Total	$68,211	$25,628	$81,452	$175,291

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies), and whole life insurance contracts.

The following is a rollforward by product within future policy benefits:

	Three months ended March 31, 2024
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Interest accrual	—	6	6
Net premium collected	—	(53)	(53)
Foreign exchange	—	(77)	(77)
Ending balance at original discount rate	—	1,011	1,011
Effect of changes in discount rate assumptions	—	43	43
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance	$—	$1,053	$1,053
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of actual to expected experience	(4)	(4)	(8)
Adjusted balance	51,231	3,272	54,503
Issuances	42	—	42
Interest accrual	453	18	471
Benefit payments	(1,126)	(19)	(1,145)
Foreign exchange	(7)	(225)	(232)
Ending balance at original discount rate	50,593	3,046	53,639
Effect of changes in discount rate assumptions	(6,999)	50	(6,949)
Effect of foreign exchange on the change in discount rate assumptions	2	(1)	1
Ending balance	$43,596	$3,095	$46,691

Net future policy benefits	$43,596	$2,042	$45,638

Weighted-average liability duration (in years)	9.5	32.7
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.4%	4.4%
Expected future gross premiums, undiscounted	$—	$1,344
Expected future gross premiums, discounted[1]	—	1,103
Expected future benefit payments, undiscounted	74,239	11,449

[1]Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2023
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected future policy benefits
Beginning balance	$36,422	$—	$36,422
Effect of changes in discount rate assumptions	8,425	—	8,425
Effect of foreign exchange on the change in discount rate assumptions	(13)	—	(13)
Beginning balance at original discount rate	44,834	—	44,834
Effect of actual to expected experience	(29)	—	(29)
Adjusted balance	44,805	—	44,805
Issuances	88	—	88
Interest accrual	346	—	346
Benefit payments	(885)	—	(885)
Foreign exchange	14	—	14
Ending balance at original discount rate	44,368	—	44,368
Effect of changes in discount rate assumptions	(7,623)	—	(7,623)
Effect of foreign exchange on the change in discount rate assumptions	7	—	7
Ending balance	$36,752	$—	$36,752

Net future policy benefits	$36,752	$—	$36,752

Weighted-average liability duration (in years)	10.1	0.0
Weighted-average interest accretion rate	3.2%	—%
Weighted-average current discount rate	5.3%	—%
Expected future benefit payments, undiscounted	$63,995	$—

The following is a reconciliation of future policy benefits to the condensed consolidated statements of financial condition:

	March 31,
(In millions)	2024	2023
Payout annuities with life contingencies	$43,596	$36,752
Whole life	2,042	—
Reconciling items[1]	6,034	5,738
Future policy benefits	$51,672	$42,490

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of operations:

	Premiums		Interest expense
	Three months ended March 31,		Three months ended March 31,
(In millions)	2024	2023	2024	2023
Payout annuities with life contingencies	$38	$88	$453	$346
Whole life	55	—	12	—
Reconciling items[1]	8	8	—	—
Total	$101	$96	$465	$346

[1] Reconciling items primarily relate to immaterial lines of business including term life, fully ceded whole life, and accident and health and disability.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

During the three months ended March 31, 2024, the present value of expected future policy benefits decreased by $1,681 million, which was driven by $1,145 million of benefit payments and an $803 million change in discount rate assumptions related to an increase in market observable rates, partially offset by $471 million of interest accrual.

During the three months ended March 31, 2023, the present value of expected future policy benefits increased by $330 million, which was driven by an $802 million change in discount rate assumptions related to a decrease in market observable rates and $346 million of interest accrual, partially offset by $885 million of benefit payments.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of operations:

	Three months ended March 31,
(In millions)	2024	2023
Reserves	$8	$29
Deferred profit liability	(20)	(27)
Negative VOBA	—	(4)
Total remeasurement gains (losses)	$(12)	$(2)

During the three months ended March 31, 2024 and 2023, Athene recorded reserve increases of $25 million and $0 million, respectively, on the condensed consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Three months ended March 31, 2024
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	93	93
Interest accrual	3	47	50
Attributed fees collected	1	86	87
Benefit payments	(2)	(15)	(17)
Effect of changes in interest rates	(8)	(220)	(228)
Effect of changes in equity	—	(73)	(73)
Effect of actual policyholder behavior compared to expected behavior	2	25	27
Balance, end of period, before changes in instrument-specific credit risk	190	3,114	3,304
Effect of changes in instrument-specific credit risk	(1)	37	36
Balance at March 31, 2024	$189	$3,151	$3,340
Less: Reinsurance recoverable	—	(10)	(10)
Balance, at March 31, 2024, net of reinsurance	$189	$3,141	$3,330

Net amount at risk	$425	$14,995
Weighted-average attained age of contract holders (in years)	76	69

	Three months ended March 31, 2023
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument-specific credit risk	183	2,672	2,855
Issuances	—	17	17
Interest accrual	2	32	34
Attributed fees collected	1	84	85
Benefit payments	—	(6)	(6)
Effect of changes in interest rates	8	218	226
Effect of changes in equity	—	(18)	(18)
Effect of actual policyholder behavior compared to expected behavior	2	23	25
Balance, end of period, before changes in instrument-specific credit risk	196	3,022	3,218
Effect of changes in instrument-specific credit risk	(16)	(439)	(455)
Balance at March 31, 2023	$180	$2,583	$2,763

Net amount at risk	$423	$13,903
Weighted-average attained age of contract holders (in years)	75	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of market risk benefits to the condensed consolidated statements of financial condition. Market risk benefit assets are included in other assets on the condensed consolidated statements of financial condition.

	March 31, 2024			March 31, 2023
(In millions)	Asset	Liability	Net Liability	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$189	$189	$—	$180	$180
Indexed annuities	383	3,534	3,151	440	3,023	2,583
Total	$383	$3,723	$3,340	$440	$3,203	$2,763

During the three months ended March 31, 2024, net market risk benefit liabilities decreased by $33 million, which was primarily driven by a decrease of $228 million related to changes in the risk-free discount rate across the curve, offset by $93 million of issuances and $87 million in fees collected from policyholders.

During the three months ended March 31, 2023, net market risk benefit liabilities increased by $274 million, which was primarily driven by a $226 million change in interest rates related to a decrease in discount rates.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes the unobservable inputs for market risk benefits:

	March 31, 2024
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$3,340	Discounted cash flow	Nonperformance risk	0.4%	1.2%	1.1%	[1]	Decrease
			Option budget	0.5%	6.0%	2.0%	[2]	Decrease
			Surrender rate	3.1%	6.6%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.1%	[3]	Increase

	March 31, 2023
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$2,763	Discounted cash flow	Nonperformance risk	0.3%	1.7%	1.6%	[1]	Decrease
			Option budget	0.5%	5.6%	1.7%	[2]	Decrease
			Surrender rate	3.3%	6.9%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	82.7%	[3]	Increase
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

9. Profit Sharing Payable

Profit sharing payable was $1.7 billion and $1.7 billion as of March 31, 2024 and December 31, 2023, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2024	$1,669
Profit sharing expense	196
Payments/other	(162)
Profit sharing payable, March 31, 2024	$1,703

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

10. Income Taxes

The Company’s income tax provision totaled $422 million and $253 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective income tax rate was approximately 19.3% and 14.1% for the three months ended March 31, 2024 and 2023, respectively.

AHL changed its domicile from Bermuda to the United States, causing AHL to become a U.S.-domiciled corporation and a U.S. taxpayer effective December 31, 2023 (the “Redomicile”) and will be subject to U.S. corporate income tax for 2024 and future years. AHL’s Bermuda subsidiaries (and AHL for pre-Redomicile periods) file protective U.S. income tax returns.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AHL’s U.S. subsidiaries file, and AHL for post-Redomicile periods will file, income tax returns with the U.S. federal government and various state governments.

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act of 2023 (“Bermuda CIT”). Commencing on January 1, 2025, the Bermuda CIT generally will impose a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that have been given pursuant to the Exempted Undertakings Tax Protection Act 1966. The Company recorded material deferred tax assets at December 31, 2023 as a result of the passage of the Bermuda CIT, primarily related to an estimated opening tax loss carryforward under the Bermuda CIT. Throughout 2024, the Company will evaluate and record applicable adjustments to these deferred tax assets. The Company evaluated the existing deferred tax assets and determined that no adjustments were necessary at March 31, 2024.

The U.K. enacted legislation in July 2023 implementing certain provisions of the Organisation for Economic Cooperation and Development’s “Pillar Two” global minimum tax initiative (“Pillar Two”) that will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023. On February 22, 2024, the U.K. enacted certain amendments to its Pillar Two legislation which similarly take effect for accounting periods beginning on or after December 31, 2023. The Company continues to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries, as such legislative changes could result in changes to our effective tax rate. The Company evaluated the enacted legislation and concluded there was no material impact to our effective tax rate for the three months ended March 31, 2024.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of March 31, 2024, the Company recorded $23 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would impact our effective tax rate. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States, the United Kingdom, and Bermuda (beginning January 1, 2025). There are no unremitted earnings with respect to the United Kingdom or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of March 31, 2024, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2020 through 2022 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2021. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2021. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. There are other examinations ongoing in other foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

The Company has historically recorded deferred tax assets resulting from the step-up in the tax basis of assets, including intangibles, resulting from exchanges of AOG Units for Class A shares by the Former Managing Partners and Contributing Partners. A related liability has also historically been recorded in due to related parties in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among the Company, the Former Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 15). The benefit the Company obtained from the difference in the tax asset recognized and the related liability was recorded as an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Debt

Company debt consisted of the following:

		March 31, 2024			December 31, 2023
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.00% 2024 Senior Notes[1,2]	May 30, 2024	$500	$499	[4]	$499	$496	[4]
4.40% 2026 Senior Notes[1,2]	May 27, 2026	499	489	[4]	498	490	[4]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	670	[4]	675	664	[4]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	496	429	[4]	496	432	[4]
6.38% 2033 Senior Notes[1,2]	November 15, 2033	492	539	[4]	492	539	[4]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	278	[4]	297	275	[4]
4.95% 2050 Subordinated Notes[1,2]	January 14, 2050	297	285	[4]	297	283	[4]
7.63% 2053 Subordinated Notes[1,2]	September 15, 2053	584	638	[5]	584	652	[5]
1.70% Secured Borrowing II	April 15, 2032	—	—		14	14	[4]
1.30% 2016 AMI Term Facility I	January 15, 2025	16	16	[3]	19	19	[3]
2.00% 2016 AMI Term Facility II	October 18, 2024	—	—		12	12	[3]
		3,856	3,843		3,883	3,876
Retirement Services
4.13% 2028 Senior Notes[1]	January 12, 2028	1,062	964	[4]	1,066	956	[4]
6.15% 2030 Senior Notes[1]	April 3, 2030	589	519	[4]	593	516	[4]
3.50% 2031 Senior Notes[1]	January 15, 2031	522	440	[4]	523	442	[4]
6.65% 2033 Senior Notes[1]	February 1, 2033	395	424	[4]	395	427	[4]
5.88% 2034 Senior Notes[1]	January 15, 2034	584	602	[4]	583	607	[4]
3.95% 2051 Senior Notes[1]	May 25, 2051	545	368	[4]	545	375	[4]
3.45% 2052 Senior Notes[1]	May 15, 2052	504	329	[4]	504	337	[4]
6.25% 2054 Senior Notes[1]	April 1, 2054	982	1,016	[4]	—	—
7.25% 2064 Subordinated Notes[1]	March 30, 2064	557	587	[5]	—	—
		5,740	5,249		4,209	3,660
Total Debt		$9,596	$9,092		$8,092	$7,536

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $33 million and $34 million as of March 31, 2024 and December 31, 2023, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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

Asset Management – Notes Issued

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

Retirement Services – Notes Issued

Senior Notes – Athene’s senior unsecured notes are callable by AHL at any time. If called prior to three months before the scheduled maturity date, the price is equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date treasury rate plus a spread as defined in the applicable prospectus supplement and any accrued and unpaid interest.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the first quarter of 2024, Athene issued $1.0 billion of 6.250% Senior Notes due April 1, 2054 (the “2054 Senior Notes”). Athene will pay interest on the 2054 Senior Notes semi-annually, commencing on October 1, 2024.

Subordinated Notes – During the first quarter of 2024, Athene issued $575 million of 7.250% Fixed-Rate Reset Junior Subordinated Debentures due March 30, 2064 (the “2064 Subordinated Notes”). Athene will pay interest at an annual fixed rate of 7.250% on the 2064 Subordinated Notes quarterly, commencing on June 30, 2024 until March 30, 2029. On March 30, 2029, and every fifth annual anniversary thereafter, the interest rate resets to the Five-Year U.S. Treasury Rate (as defined in the applicable prospectus supplement) plus 2.986%. Athene may defer interest payments for up to five consecutive years. Athene may redeem the 2064 Subordinated Notes prior to March 30, 2029, in whole but not in part, within 90 days of either a Tax Event, Regulatory Capital Event, or Rating Agency Event (as defined in the applicable prospectus supplement). Thereafter, Athene can call the 2064 Subordinated Notes, in whole or in part, at a price equal to 100% of the principal and any accrued and unpaid interest; provided that if the 2064 Subordinated Notes are not redeemed in whole, at least $25 million aggregate principal amount of the debentures must remain outstanding after giving effect to such redemption.

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of March 31, 2024:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management - AMH credit facility	N/A	October 12, 2027	Citibank	The commitment fee on the $1.0 billion undrawn AMH credit facility as of March 31, 2024 was 0.08%.
Retirement Services - AHL credit facility	N/A	June 30, 2028	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total.
Retirement Services - AHL liquidity facility	N/A	June 28, 2024	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total.

Asset Management – Credit Facility

On October 12, 2022, AMH, as borrower, entered into a $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“AMH credit facility”). Borrowings under the AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. As of March 31, 2024, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of March 31, 2024, there were no amounts outstanding under the AMH credit facility and the Company was in compliance with all financial covenants under the facility.

Retirement Services – Credit Facility and Liquidity Facility

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the AHL credit facility. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all financial covenants under the facility.

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

Interest accrues on outstanding borrowings at the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on ALRe’s financial strength rating. Rates and terms are as defined in the AHL liquidity facility. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the AHL liquidity facility and Athene was in compliance with all financial covenants under the facility.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended March 31,
(In millions)	2024	2023
Asset Management	$51	$31
Retirement Services[1]	43	30
Total Interest Expense	$94	$61

Note: Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
[1] Interest expense for Retirement Services is included in policy and other operating expenses on the condensed consolidated statements of operations.

12. Equity-Based Compensation

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended March 31, 2024 and 2023, the Company recorded equity-based compensation expense of $189 million and $140 million, respectively. As of March 31, 2024, there was $934 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Service-Based Awards

During the three months ended March 31, 2024 and 2023, the Company awarded 3.3 million and 4.6 million of service-based RSUs, respectively, with a grant date fair value of $353 million and $313 million, respectively.

During the three months ended March 31, 2024 and 2023, the Company recorded equity-based compensation expense on service-based RSUs of $92 million and $67 million, respectively.

Performance-Based Awards

During the three months ended March 31, 2024 and 2023, the Company awarded 0.8 million and 1.2 million of performance-based RSUs, respectively, with a grant date fair value of $85 million and $79 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

During the three months ended March 31, 2024 and 2023, the Company recorded equity-based compensation expense on performance-based awards of $74 million and $55 million, respectively.

In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics. During the three months ended March 31, 2024 and 2023, the Company recorded equity-based compensation expense related to these one-time grants of $14 million and $14 million, respectively, for service-based awards and $6 million and $6 million, respectively, for performance-based awards.

The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2024	16,692,903	$62.92	22,067,052	38,759,955
Granted	4,104,304	106.12	16,735	4,121,039
Forfeited	(92,016)	69.09	(86,754)	(178,770)
Vested	(2,144,628)	58.41	2,144,628	—
Issued	—	—	(5,691,676)	(5,691,676)
Balance at March 31, 2024	18,560,563	$67.96	18,449,985	37,010,548

Restricted Stock Awards

During the three months ended March 31, 2024 and 2023, the Company awarded 0.1 million and 0.2 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $9 million and $14 million, respectively.

During the three months ended March 31, 2024 and 2023, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $12 million and $9 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three months ended March 31, 2024 and 2023, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding adjustment to retained earnings (accumulated deficit).

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

The table below outlines the share activity for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	5,963,140	4,930,963
Reduction of shares of common stock issued[2]	(2,292,336)	(2,064,148)
Shares of common stock purchased related to share issuances and forfeitures[3]	(147,111)	(160,239)
Issuance of shares of common stock for equity-based awards	3,523,693	2,706,576

[1] The gross value of shares issued was $642 million and $348 million for the three months ended March 31, 2024 and 2023, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Cash paid for tax liabilities associated with net share settlement was $314 million and $147 million for the three months ended March 31, 2024 and 2023, respectively.
[3] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the three months ended March 31, 2024, and 2023, Apollo issued 82,858 and 193,740 of such restricted shares and 147,111 and 160,239 of such RSUs under the Equity Plan, respectively. During the three months ended March 31, 2023, Apollo repurchased 353,979 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program.

During the three months ended March 31, 2024 and 2023, 2,337,000 and 6,376,021 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase programs discussed above, and such shares were subsequently canceled by the Company. The Company paid $260 million and $433 million for these open market share repurchases during the three months ended March 31, 2024 and 2023, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the three months ended March 31, 2024, 235 shares of the Mandatory Convertible Preferred Stock were converted at the option of the respective holders. There were 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding as of March 31, 2024.

Warrants

In 2022, the Company issued warrants to an institutional investor in a private placement exercisable for up to 12.5 million shares of common stock at an exercise price of $82.80 per share. As of March 31, 2024, 7.5 million warrants were vested and exercisable. An additional 2.5 million warrants become exercisable in the first quarter of 2025 and 2026, respectively. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” The warrants will expire in 2027 with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

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

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution Equivalents on Participating Securities
February 9, 2023	$0.40	February 28, 2023	$229	$12
May 9, 2023	0.43	May 31, 2023	244	12
August 3, 2023	0.43	August 31, 2023	244	12
November 1, 2023	0.43	November 30, 2023	244	15
Year ended December 31, 2023	$1.69		$961	$51
February 8, 2024	0.43	February 29, 2024	245	14
Three months ended March 31, 2024	$0.43		$245	$14

Accumulated Other Comprehensive Income (Loss)

(In millions)	Unrealized Investment Gains (Losses) on AFS Securities without a Credit Allowance	Unrealized Investment Gains (Losses) on AFS Securities with a Credit Allowance	Unrealized Gains (Losses) on Hedging Instruments	Remeasurement Gains (Losses) on Future Policy Benefits Related to Discount Rate	Remeasurement Gains (Losses) on Market Risk Benefits Related to Credit Risk	Foreign Currency Translation and Other Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(8,675)	$(289)	$(81)	$3,458	$3	$9	$(5,575)
Other comprehensive income (loss) before reclassifications	(546)	(145)	(58)	803	(28)	(32)	(6)
Less: Reclassification adjustments for gains (losses) realized[1]	47	—	18	—	—	—	65
Less: Income tax expense (benefit)	(117)	(30)	(16)	168	(6)	(3)	(4)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(188)	—	(13)	214	(2)	(13)	(2)
Balance at March 31, 2024	$(8,963)	$(404)	$(128)	$3,879	$(17)	$(7)	$(5,640)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized Investment Gains (Losses) on AFS Securities without a Credit Allowance	Unrealized Investment Gains (Losses) on AFS Securities with a Credit Allowance	Unrealized Gains (Losses) on Hedging Instruments	Remeasurement Gains (Losses) on Future Policy Benefits Related to Discount Rate	Remeasurement Gains (Losses) on Market Risk Benefits Related to Credit Risk	Foreign Currency Translation and Other Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(12,568)	$(334)	$48	$5,256	$285	$(22)	$(7,335)
Other comprehensive income (loss) before reclassifications	2,187	(119)	191	(802)	89	22	1,568
Less: Reclassification adjustments for gains (losses) realized[1]	(31)	—	87	—	—	—	56
Less: Income tax expense (benefit)	312	14	15	(73)	18	4	290
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	220	—	27	(208)	1	9	49
Balance at March 31, 2023	$(10,882)	$(467)	$110	$4,735	$355	$(13)	$(6,162)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.
14. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended March 31,
(In millions, except share and per share amounts)	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$1,403	$1,010
Dividends declared on common stock[1]	(245)	(229)
Dividends on participating securities[2]	(14)	(12)
Earnings allocable to participating securities	(29)	(20)
Undistributed income (loss) attributable to common stockholders: Basic	1,115	749
Dilution effect on distributable income attributable to Mandatory Convertible Preferred Stock	24	—
Dilution effect on distributable income attributable to contingent shares	—	(5)
Undistributed income (loss) attributable to common stockholders: Diluted	$1,139	$744
Denominator:
Weighted average number of shares of common stock outstanding: Basic	588,120,328	584,115,927
Dilution effect of Mandatory Convertible Preferred Stock	14,524,410	—
Dilution effect of options	1,111,770	—
Dilution effect of warrants	1,622,201	—
Dilution effect of contingent shares	—	126,644
Weighted average number of shares of common stock outstanding: Diluted	605,378,709	584,242,571
Net income (loss) per share of common stock: Basic
Distributed income	$0.43	$0.40
Undistributed income (loss)	1.88	1.27
Net income (loss) per share of common stock: Basic	$2.31	$1.67
Net income (loss) per share of common stock: Diluted
Distributed income	$0.43	$0.40
Undistributed income (loss)	1.85	1.26
Net income (loss) per share of common stock: Diluted	$2.28	$1.66

[1] See note 13 for information regarding quarterly dividends.
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

The following table summarizes the anti-dilutive securities:

	Three months ended March 31,
	2024	2023
Weighted average unvested RSUs	13,915,071	14,056,347
Weighted average unexercised options	—	2,311,985
Weighted average unexercised warrants	—	3,832,969
Weighted average unvested restricted shares	1,482,036	1,719,231

15. Related Parties

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

Due from related parties and Due to related parties consisted of the following as of March 31, 2024 and December 31, 2023:

(In millions)	March 31, 2024	December 31, 2023
Due from Related Parties:
Due from funds[1]	$316	$299
Due from portfolio companies	37	40
Due from employees and former employees	88	110
Total Due from Related Parties	$441	$449
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners[2]	$618	$661
Due to funds	207	209
Total Due to Related Parties	$825	$870

[1] Includes $33 million and $37 million as of March 31, 2024 and December 31, 2023, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes $131 million and $175 million as of March 31, 2024 and December 31, 2023, respectively, related to the AOG Unit Payment, payable in equal quarterly installments through December 31, 2024.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Tax Receivable Agreement

Prior to the consummation of the Mergers, each of the Former Managing Partners and Contributing Partners had the right to exchange vested AOG Units for Class A shares, subject to certain restrictions. All Apollo Operating Group entities have made, or will make, an election under Section 754 of the U.S. Internal Revenue Code (“IRC”), which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group entities. The election results in an increase to the tax basis of underlying assets which will reduce the amount of gain and associated tax that AGM and its subsidiaries will otherwise be required to pay in the future.

The tax receivable agreement (“TRA”) provides for payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash tax savings, if any, in U.S. federal, state, local and foreign income taxes the Company realizes as a result of the increases in tax basis of assets resulting from exchanges of AOG Units for Class A shares that have occurred in prior years. AGM and its subsidiaries retain the benefit of the remaining 15% of actual cash tax savings. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date.

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

As of March 31, 2024, the outstanding payable amount due to Former Managing Partners and Contributing Partners was $131 million, which is payable in equal quarterly installments through December 31, 2024.

Due from Employees and Former Employees

As of March 31, 2024 and December 31, 2023, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of March 31, 2024 and December 31, 2023, the balance includes interest-bearing employee loans receivable of $2 million and $3 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $79 million and $99 million at March 31, 2024 and December 31, 2023, respectively.

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

Apollo recorded an indemnification liability of $0.3 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $164 million and $174 million as of March 31, 2024 and December 31, 2023, respectively.

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). AAM and its subsidiaries had equity commitments outstanding to Athora of up to $345 million as of March 31, 2024, subject to certain conditions.

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of March 31, 2024. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of March 31, 2024.

Investment in SPACs

Apollo previously sponsored and consolidated two SPACs, Apollo Strategic Growth Capital II and Acropolis Infrastructure Acquisition Corp. Both SPACs were ultimately liquidated in the fourth quarter of 2023, resulting in a loss of $40 million.

Retirement Services

AAA

Athene consolidates AAA as a VIE and AAA holds the majority of Athene’s alternative investments portfolio. Apollo established AAA to provide a single vehicle through which Athene and third-party investors participate in a portfolio of alternative investments, including those managed by Apollo. Additionally, the Company believes AAA enhances its ability to increase alternative assets under management by raising capital from third parties, which allows it to achieve greater scale and diversification for alternatives.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Athora

Athene has a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the U.K.) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the U.K. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of March 31, 2024, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

(In millions)	March 31, 2024	December 31, 2023
Investment fund	$1,067	$1,082
Non-redeemable preferred equity securities	244	249
Total investment in Athora	$1,311	$1,331

Additionally, as of March 31, 2024 and December 31, 2023, Athene had $59 million and $61 million, respectively, of funding agreements outstanding to Athora. Athene also has commitments to make additional investments in Athora of $523 million as of March 31, 2024.

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, through its investment in AAA and, as of March 31, 2024 and December 31, 2023, Athene held $3.0 billion and $1.0 billion, respectively, of AFS securities issued by Atlas. Athene also held $536 million and $921 million of reverse repurchase agreements issued by Atlas as of March 31, 2024 and December 31, 2023, respectively. See note 16 for further information on assurance letters issued in support of Atlas.

Catalina

Athene has an investment in Apollo Rose II (B) (“Apollo Rose”) which Athene consolidates as a VIE. Apollo Rose holds equity interests in Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, “Catalina”). Athene has a strategic modco reinsurance agreement with Catalina to cede certain inforce funding agreements. Athene elected the fair value option on this agreement and had a liability of $263 million and $330 million as of March 31, 2024 and December 31, 2023, respectively, which is included in other liabilities on the condensed consolidated statements of financial condition.

During the first quarter of 2024, Athene entered into a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of March 31, 2024, Athene had a reinsurance recoverable balance of $1.1 billion related to this agreement.

PK AirFinance

Athene has investments in PK AirFinance (“PK Air”), an aviation lending business with a portfolio of loans (“Aviation Loans”). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (“SPV”) for which Apollo acts as ABS manager (“ABS-SPV”). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. Athene invests in PK Air through its investment in AAA. As of

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2024 and December 31, 2023, Athene also held $1.6 billion and $1.6 billion, respectively, of PK Air senior notes, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene has commitments to make additional investments in PK Air of $1.4 billion as of March 31, 2024.

Venerable

VA Capital Company LLC (“VA Capital”) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable. Athene has a minority equity investment in VA Capital, which was $184 million and $181 million as of March 31, 2024 and December 31, 2023, respectively, that is included in investments in related parties on the condensed consolidated statements of financial condition and accounted for as an equity method investment.

Athene also has coinsurance and modco agreements with VIAC, which is a subsidiary of Venerable. VIAC is a related party due to Athene’s investment in VA Capital. Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represents a portion of their business that was subject to those coinsurance and modco agreements. Athene recognized a gain of $555 million, which is included in other revenues on the condensed consolidated statements of operations, in the third quarter of 2023 as a result of the settlement of the recapture agreement. As a result of Athene’s intent to transfer the assets supporting this business to VIAC in connection with the recapture, Athene was required by U.S. GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023.

Additionally, Athene has term loans receivable from Venerable due in 2033, which are included in investments in related parties on the condensed consolidated statements of financial condition. The loans are held at fair value and were $336 million and $343 million as of March 31, 2024 and December 31, 2023, respectively. While management viewed the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels

Athene invests in Wheels, Inc. (“Wheels”) indirectly through its investment in AAA. As of March 31, 2024 and December 31, 2023, Athene also owned $1.0 billion and $1.0 billion, respectively, of AFS securities issued by Wheels, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene also has commitments to make additional investments in Wheels of $77 million as of March 31, 2024.

Apollo/Athene Dedicated Investment Programs

Athene’s subsidiary, ACRA 1 is partially owned by ADIP I, a series of funds managed by Apollo. Athene’s subsidiary, ALRe, currently holds 36.55% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63.45% of the economic interests. ACRA 2 is partially owned by ADIP II, a fund managed by Apollo. ALRe currently holds 40% of the economic interests and all of ACRA 2’s voting interests, with ADIP II holding the remaining 60% of the economic interests.

Athene received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended March 31,
(In millions)	2024	2023
Contributions from ADIP	$405	$—
Distributions to ADIP	(254)	(127)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $563 million as of March 31, 2024 related to the funds it manages. Separately, Athene had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of its consolidated VIEs, of $24.3 billion as of March 31, 2024. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2024 and that could be reversed approximates $5.3 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of March 31, 2024, AGS had unfunded contingent commitments of $30 million outstanding related to such offerings. The commitments expired on April 8, 2024 with no funding on the part of Apollo.

As of March 31, 2024, one of the Company’s subsidiaries had unfunded contingent commitments of $28 million to facilitate fundings at closing by the lead arrangers for a syndicated term loan issued by a portfolio company of a fund managed by Apollo. The commitments expire on June 5, 2024. As of April 30, 2024, the unfunded contingent commitments were approximately $2 million.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of March 31, 2024, the Apollo Capital Markets Partnership had funded commitments of $1.56 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
committing to certain transactions. The Apollo Capital Markets Partnership may also, with respect to a particular transaction, enter into other arrangements with third parties which reduce its commitment risk.

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $53 million and $67 million as of March 31, 2024 and December 31, 2023, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense in the condensed consolidated statements of operations.

In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay its former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. This obligation was determined based on the present value of estimated future performance relative to such thresholds and is recorded in other liabilities. The fair value of the remaining contingent obligation was $74 million and $26 million as of March 31, 2024 and December 31, 2023, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the respective thresholds are met such that the contingencies are satisfied. The changes in the fair value of the Griffin Capital contingent consideration obligation are reflected in other income (loss) in the condensed consolidated statements of income.

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2024 and December 31, 2023, Athene had $7.6 billion and $6.5 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a funding agreement backed notes (“FABN”) program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of March 31, 2024 and December 31, 2023, Athene had $23.2 billion and $19.9 billion, respectively, of FABN funding agreements outstanding. Athene had $11.4 billion of board-authorized FABN capacity remaining as of March 31, 2024.

Athene also issues secured and other funding agreements. Secured funding agreements involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from Athene. As of March 31, 2024 and December 31, 2023, Athene had $8.5 billion and $6.0 billion, respectively, of secured and other funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s total restricted assets included on the condensed consolidated statements of financial condition are as follows:

(In millions)	March 31, 2024	December 31, 2023
AFS securities	$40,467	$32,458
Trading securities	142	139
Equity securities	146	80
Mortgage loans	16,482	14,257
Investment funds	419	409
Derivative assets	83	73
Short-term investments	45	153
Other investments	362	313
Restricted cash and cash equivalents	1,575	1,761
Total restricted assets	$59,721	$49,643

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Letters of Credit

Athene has undrawn letters of credit totaling $1.3 billion as of March 31, 2024. These letters of credit were issued for Athene’s reinsurance program and have expirations through May 22, 2028.

Atlas

In connection with the Company and CS’s previously announced transaction, whereby Atlas acquired certain assets of the CS Securitized Products Group, two subsidiaries of the Company have each issued an assurance letter to CS to guarantee the full five year deferred purchase obligation of Atlas in the amount of $3.3 billion. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase obligation. The Company’s guarantee is not probable of payment hence there is no liability on the Company’s condensed consolidated financial statements.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserted claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserted a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim against PlayAGS and two of PlayAGS’s executives to proceed. On February 13, 2024, the Court dismissed the entire case against all defendants, with prejudice, and instructed the clerk of the court to close the case. On March 14, 2024, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief is due May 5, 2024 and responsive briefs are due June 3, 2024. Apollo believes the claims in this action are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

On August 17, 2023, a purported stockholder of AGM filed a shareholder derivative complaint (the “Original Complaint”) in the Court of Chancery of the State of Delaware against current AGM directors Marc Rowan, Scott Kleinman, James Zelter, Alvin Krongard, Michael Ducey, and Pauline Richards, Apollo Former Managing Partners Leon Black and Joshua Harris, and, as a nominal defendant, AGM. The action is captioned Anguilla Social Security Board vs. Black et al., C.A. No. 2023-0846-JTL and challenges the $570 million payments being made to the Former Managing Partners and Contributing Partners in connection with the elimination of the Up-C structure that was in place prior to Apollo’s merger with Athene. As previously disclosed in Apollo’s SEC filings, this purported stockholder previously had sought and received documents relating to the transaction pursuant to Section 220 of the Delaware General Corporation Law. The Original Complaint alleged that the challenged payments amount to corporate waste, that the Former Managing Partners and Contributing Partners received payments in connection with the Corporate Recapitalization that exceed fair value and therefore breached their fiduciary duties, and that the independent conflicts committee of the AAM board of directors (which then consisted of Mr. Krongard, Mr. Ducey, and Ms. Richards) that negotiated the elimination of the TRA breached their fiduciary duties. The Original Complaint alleged that pre-suit demand was futile because a majority of AGM’s board is either not independent from the Former Managing Partners or face a substantial likelihood of liability in light of the challenges to the transaction. The Original Complaint sought, among other things, declaratory relief, unspecified monetary damages, interest, restitution, disgorgement, injunctive relief, costs, and attorneys’ fees. On November 16, 2023, the defendants moved to dismiss the Original Complaint on the basis that, among other things, the plaintiff failed to make a pre-suit demand on the Apollo board of directors. On February 9, 2024, the plaintiff filed an amended complaint (the “Amended Complaint”) that adds new factual allegations but names the same defendants, asserts the same causes of action, and seeks the same relief as the Original Complaint. The Amended Complaint alleges that pre-suit demand was futile for the same reasons alleged in the Original Complaint. On April 25, 2024, defendants moved to dismiss the Amended Complaint. No reasonable estimate of possible loss, if any, can be made at this time.

On March 14, 2024, a purported stockholder of AGM filed a class action complaint against AGM. The complaint alleges, among other things, that certain provisions of the stockholders agreement, entered into on January 1, 2022 between AGM and the Former Managing Partners, violate Delaware law. Apollo believes the claims in this action are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

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
17. Segments

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.

Spread Related Earnings

Spread Related Earnings (“SRE”) is a component of Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility, which consists of investment gains (losses), net of offsets, and non-operating change in insurance liabilities and related derivatives, and certain expenses related to integration, restructuring, equity-based compensation, and other expenses. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees received on business managed for others, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs, including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.

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

The following presents financial data for the Company’s reportable segments.

	Three months ended March 31,
(In millions)	2024	2023
Asset Management
Management fees[1]	$652	$577
Capital solutions fees and other, net	141	138
Fee-related performance fee	46	27
Fee-related compensation	(220)	(211)
Other operating expenses	(157)	(134)
Fee Related Earnings	462	397

Retirement Services
Fixed income and other net investment income	2,454	1,957
Alternative net investment income	266	185
Strategic capital management fees	25	14
Cost of funds	(1,723)	(1,235)
Other operating expenses	(114)	(124)
Interest and other financing costs	(91)	(109)
Spread Related Earnings	817	688

Principal Investing
Realized performance fees	94	164
Realized investment income	14	28
Principal investing compensation	(73)	(170)
Other operating expenses	(14)	(14)
Principal Investing Income	21	8

Segment Income	$1,300	$1,093

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment Assets:	March 31, 2024	December 31, 2023
Asset Management	$2,057	$1,938
Retirement Services	314,041	294,730
Principal Investing	9,348	9,573
Total Assets[2]	$325,446	$306,241

[1] Includes intersegment management fees from Retirement Services of $279 million and $216 million for the three months ended March 31, 2024 and 2023, respectively.
[2] Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.

The following presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Income:

	Three months ended March 31,
(In millions)	2024	2023
Income (loss) before income tax provision (benefit)	$2,187	$1,791
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	94	67
Equity-based compensation	74	52
Transaction-related charges[2]	55	(3)
Merger-related transaction and integration costs[3]	8	7
Net (income) loss attributable to non-controlling interests in consolidated entities	(377)	(523)
Unrealized performance fees	(268)	(239)
Unrealized profit sharing expense	159	135
HoldCo interest and other financing costs[4]	15	21
Unrealized principal investment income (loss)	(11)	(10)
Unrealized net (gains) losses from investment activities and other	(28)	12
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	22	(397)
Non-operating change in insurance liabilities and related derivatives[5]	(673)	135
Integration, restructuring and other non-operating expenses	30	29
Equity-based compensation	13	16
Segment Income	$1,300	$1,093

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

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	March 31, 2024	December 31, 2023
Total reportable segment assets	$325,446	$306,241
Adjustments[1]	8,605	7,247
Total assets	$334,051	$313,488

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
18. Subsequent Events

Dividends

On May 2, 2024, the Company declared a cash dividend of $0.4625 per share of common stock, which will be paid on May 31, 2024 to holders of record at the close of business on May 17, 2024.

On May 2, 2024, the Company also declared and set aside for payment a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on July 31, 2024 to holders of record at the close of business on July 15, 2024.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,473	$—	$—	$2,473
Restricted cash and cash equivalents	2	—	—	2
Investments	5,771	—	(172)	5,599
Assets of consolidated variable interest entities
Cash and cash equivalents	—	323	—	323
Investments	—	2,357	(78)	2,279
Other assets	—	89	(53)	36
Due from related parties	471	—	(30)	441
Goodwill	264	—	—	264
Other assets	2,386	—	—	2,386
	11,367	2,769	(333)	13,803
Retirement Services
Cash and cash equivalents	15,250	—	—	15,250
Restricted cash and cash equivalents	1,575	—	—	1,575
Investments	226,956	—	—	226,956
Investments in related parties	40,810	—	(13,527)	27,283
Assets of consolidated variable interest entities
Cash and cash equivalents	—	93	—	93
Investments	1,421	19,697	(109)	21,009
Other assets	8	124	—	132
Reinsurance recoverable	5,183	—	—	5,183
Deferred acquisition costs, deferred sales inducements and value of business acquired	6,408	—	—	6,408
Goodwill	4,064	—	—	4,064
Other assets	12,367	—	(72)	12,295
	314,042	19,914	(13,708)	320,248
Total Assets	$325,409	$22,683	$(14,041)	$334,051

				(Continued)

	March 31, 2024
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,414	$11	$—	$3,425
Due to related parties	879	—	(54)	825
Debt	3,856	—	—	3,856
Liabilities of consolidated variable interest entities
Other liabilities	—	1,867	—	1,867
	8,149	1,878	(54)	9,973
Retirement Services
Interest sensitive contract liabilities	220,234	—	—	220,234
Future policy benefits	51,672	—	—	51,672
Market risk benefits	3,723	—	—	3,723
Debt	5,740	—	—	5,740
Payables for collateral on derivatives and securities to repurchase	8,147	—	—	8,147
Other liabilities	6,482	—	—	6,482
Liabilities of consolidated variable interest entities
Other liabilities	35	1,047	(18)	1,064
	296,033	1,047	(18)	297,062
Total Liabilities	304,182	2,925	(72)	307,035
Commitments and Contingencies (note 16)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	13	—	13
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,199	(35)	3	15,167
Retained earnings (accumulated deficit)	3,830	13,977	(13,945)	3,862
Accumulated other comprehensive income (loss)	(5,640)	(31)	31	(5,640)
Total AGM Stockholders’ Equity	14,787	13,911	(13,911)	14,787
Non-controlling interests	6,440	5,834	(58)	12,216
Total Equity	21,227	19,745	(13,969)	27,003
Total Liabilities, Redeemable non-controlling interests and Equity	$325,409	$22,683	$(14,041)	$334,051

				(Concluded)

	December 31, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,748	$—	$—	$2,748
Restricted cash and cash equivalents	2	—	—	2
Investments	5,673	—	(171)	5,502
Assets of consolidated variable interest entities
Cash and cash equivalents	—	62	—	62
Investments	—	1,690	(50)	1,640
Other assets	—	204	(27)	177
Due from related parties	464	—	(15)	449
Goodwill	264	—	—	264
Other assets	2,331	—	—	2,331
	11,482	1,956	(263)	13,175
Retirement Services
Cash and cash equivalents	13,020	—	—	13,020
Restricted cash and cash equivalents	1,761	—	—	1,761
Investments	213,099	—	—	213,099
Investments in related parties	39,194	—	(13,352)	25,842
Assets of consolidated variable interest entities
Cash and cash equivalents	—	98	—	98
Investments	1,453	18,886	(107)	20,232
Other assets	9	101	—	110
Reinsurance recoverable	4,154	—	—	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,979	—	—	5,979
Goodwill	4,065	—	—	4,065
Other assets	11,996	—	(43)	11,953
	294,730	19,085	(13,502)	300,313
Total Assets	$306,212	$21,041	$(13,765)	$313,488

				(Continued)

	December 31, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,333	$5	$—	$3,338
Due to related parties	897	—	(27)	870
Debt	3,883	—	—	3,883
Liabilities of consolidated variable interest entities
Other liabilities	—	1,145	—	1,145
	8,113	1,150	(27)	9,236
Retirement Services
Interest sensitive contract liabilities	204,670	—	—	204,670
Future policy benefits	53,287	—	—	53,287
Market risk benefits	3,751	—	—	3,751
Debt	4,209	—	—	4,209
Payables for collateral on derivatives and securities to repurchase	7,536	—	—	7,536
Other liabilities	4,456	—	—	4,456
Liabilities of consolidated variable interest entities
Other liabilities	38	1,076	(16)	1,098
	277,947	1,076	(16)	279,007
Total Liabilities	286,060	2,226	(43)	288,243
Commitments and Contingencies (note 16)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	12	—	12
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,282	(34)	1	15,249
Retained earnings (accumulated deficit)	2,948	13,693	(13,669)	2,972
Accumulated other comprehensive income (loss)	(5,575)	(19)	19	(5,575)
Total AGM Stockholders’ Equity	14,053	13,640	(13,649)	14,044
Non-controlling interests	6,099	5,163	(73)	11,189
Total Equity	20,152	18,803	(13,722)	25,233
Total Liabilities, Redeemable non-controlling interests and Equity	$306,212	$21,041	$(13,765)	$313,488

				(Concluded)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, Inc.’s condensed consolidated financial statements and the related notes within this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Item 1A. Risk Factors” in the 2023 Annual Report and “Item 1A. Risk Factors” in this quarterly report. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods. Target returns included in this report are presented gross and do not account for fees, expenses and taxes, which will reduce returns. Target returns are neither guarantees nor predictions or projections of future performance. There can be no assurance that target returns will be achieved or that Apollo will be successful in implementing the applicable strategy. Actual gross and net returns for funds managed by Apollo, and individual investors participating directly or indirectly in funds managed by Apollo, may vary significantly from the target returns set forth herein.

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of March 31, 2024, Apollo had a team of 4,945 employees, including 2,005 employees of Athene.

Asset Management

Our Asset Management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of March 31, 2024, we had total AUM of $671 billion.

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

Yield

Yield is our largest asset management strategy with $501 billion of AUM as of March 31, 2024. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 6% gross ROE and a 5% net ROE annualized through March 31, 2024.

Hybrid

Our hybrid strategy, with $64 billion of AUM as of March 31, 2024, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes.

The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and a 7% net ROE annualized and the hybrid value funds we manage have generated a 19% gross IRR and a 15% net IRR from inception through March 31, 2024.

Equity

Our equity strategy manages $107 billion of AUM as of March 31, 2024. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target returns above 15% in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through March 31, 2024.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene’s primary product line is annuities, which include fixed, payout and group annuities issued in conjunction with pension group annuity transactions. Athene also offers funding agreements, which are comprised of funding agreements issued under its FABN program, secured and other funding agreements, funding agreements issued to the FHLB and repurchase agreements with an original maturity exceeding one year. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. U.S. inflation eased but remained elevated in 2023 as the U.S. Federal Reserve continued its interest rate hiking cycle, given that the Consumer Price Index persisted above the 2% target. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate increased modestly to 3.5% as of March 31, 2024, compared to 3.4% as of December 31, 2023. The U.S. Federal Reserve finished the quarter with a benchmark interest rate target range of 5.25% to 5.50%, unchanged from its July 2023 meeting.

Equity market performance was strong during the first quarter of 2024, despite reduced expectations for Federal Reserve rate cuts. In the U.S., the S&P 500 Index increased by 10.2% during the first quarter of 2024, following an increase of 11.2% in the fourth quarter of 2023. Global equity markets also increased during the quarter, with the MSCI All Country World ex USA Index increasing by 5.7%, following an increase of 10.6% in the fourth quarter of 2023.

Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the first quarter of 2024, with the BofAML HY Master II Index increasing by 1.5%, while the S&P/LSTA Leveraged Loan Index increased by 2.0%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 1.6% in the first quarter of 2024, following an increase of 3.4% in the fourth quarter of 2023. As of April 2024, the International Monetary Fund estimated that the U.S. economy will expand by 2.7% in 2024 and 1.9% in 2025. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate increased to 3.8% as of March 31, 2024.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar strengthened in the first quarter of 2024 compared to the euro and the British pound. Relative to the U.S. dollar, the euro depreciated 2.3% during the first quarter of 2024, after appreciating 4.4% in the fourth quarter of 2023, while the British pound depreciated 0.8% during the first quarter of 2024, after appreciating 4.4% in the fourth quarter of 2023. Oil finished a volatile quarter up 16.1% from the fourth quarter of 2023.

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

As of March 31, 2024, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Rates increased during the first quarter of 2024, with the U.S. 10-year Treasury yield at 4.20%, compared to 3.88% at the end of 2023. The U.S. 2-year and 10-year Treasury yield curves remain inverted.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities in order to lower its overall net floating rate position. As of March 31, 2024, Athene’s net invested asset portfolio included $44.5 billion of floating rate investments, or 20% of its net invested assets, and its net reserve liabilities included $28.4 billion of floating rate liabilities at notional, or 13% of its net invested assets, resulting in $16.1 billion of net floating rate assets, or 7% of its net invested assets.

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

See “Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk,” in this report and “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our 2023 Annual Report, which include a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Overview of Results of Operations

Financial Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of March 31, 2024.

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

Advisory and Transaction Fees, Net

As a result of providing advisory services with respect to actual and potential investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition and financing of companies, some of which are portfolio companies of the funds we manage, as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive advisory fees for advisory services provided to certain funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage (up to 100%) of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees, net, in the condensed consolidated statements of operations.

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

As of March 31, 2024, approximately 42% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 58% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in the 2023 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis, (ii) unrealized performance fees and (iii) realized performance fees, inclusive of realized incentive fees:

	March 31, 2024	Performance Fees for the Three Months Ended March 31, 2024

(In millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total
AIOF I and II	$25	$7	$—	$7
ANRP I, II and III[1]	67	35	—	35
EPF Funds[1]	19	(1)	—	(1)
FCI Funds	151	3	—	3
Fund X	57	56	—	56
Fund IX	1,772	58	44	102
Fund VIII[2]	107	(5)	1	(4)
Fund VII[2]	—	(26)	27	1
Fund VI	25	—	2	2
HVF I	48	3	4	7
Real Estate Equity	72	1	—	1
Corporate Credit	52	10	20	30
Structured Finance and ABS	119	16	8	24
Direct Origination	54	2	19	21
Other[1,3]	605	107	15	122
Total	$3,173	$266	$140	$406
Total, net of profit sharing payable4/expense	$1,560	$109	$78	$187

1 As of March 31, 2024, certain funds had $164 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $2.1 billion as of March 31, 2024.

2 As of March 31, 2024, the remaining investments and escrow cash of Fund VIII was valued at 104% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2024, Fund VIII had $86 million of gross performance fees or $47 million net of profit sharing, in escrow. With respect to Fund VIII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements. Performance fees receivable as of March 31, 2024 and realized performance fees for the three months ended March 31, 2024 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.6 billion as of March 31, 2024, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $53 million.

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

The following table summarizes our performance fees since inception through March 31, 2024:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
AIOF I and II	$25	$63	$88	$—	$55
ANRP I, II and III	67	161	228	32	85
EPF Funds	19	521	540	112	134
FCI Funds	151	24	175	—	151
Fund X	57	—	57	—	57
Fund IX	1,772	922	2,694	—	2,333
Fund VIII	107	1,779	1,886	—	1,265
Fund VII	—	3,271	3,271	—	—
Fund VI	25	1,664	1,689	—	—
Fund IV and Fund V	—	2,023	2,023	1	—
HVF I	48	246	294	—	169
Real Estate Equity	72	77	149	13	75
Corporate Credit	52	953	1,005	—	34
Structured Finance and ABS	119	52	171	—	112
Direct Origination	54	138	192	—	36
Other[5]	605	1,893	2,499	6	761
Total	$3,173	$13,787	$16,961	$164	$5,267

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2024. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.26 as of March 31, 2024.

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

[3] Amounts were computed based on the fair value of fund investments on March 31, 2024. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at March 31, 2024. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on March 31, 2024. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in order to better align their interests with our own and with those of the investors in the funds we manage. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of performance fees. Certain of our performance-based incentive arrangements provide for compensation based on realized performance fees which includes fees earned by the general partners of the funds we manage under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to incentive income cash that have become fixed in the applicable calendar year period. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to certain funds, which, although our Former Managing Partners and Contributing Partners would remain personally liable, may indemnify our Former Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 15 to our condensed consolidated financial statements for further information regarding the Company’s indemnification liability.

The Company grants equity awards to certain employees, including RSUs and restricted shares of common stock, that generally vest and become exercisable in quarterly installments or annual installments depending on the award terms. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 12 to our condensed consolidated financial statements for further discussion of equity-based compensation.

Other expenses

The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2033 Senior Notes, the 2048 Senior Notes, the 2050 Subordinated Notes and the 2053 Subordinated Notes as discussed in note 11 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.

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

Financial Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business, which is operated by Athene, as of March 31, 2024.

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

Policy and other operating expenses

Policy and other operating expenses include normal operating expenses, policy acquisition expenses, interest expense, dividends to policyholders, integration, restructuring and other non-operating expenses and stock compensation expenses.

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

The authoritative guidance for non-controlling interests in the condensed consolidated financial statements requires reporting entities to present non-controlling interest as equity and provides guidance on the accounting for transactions between an entity and non-controlling interests. According to the guidance, (1) non-controlling interests are presented as a separate component of stockholders’ equity on the Company’s condensed consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributable to the non-controlling interest holders on the Company’s condensed consolidated statements of operations, and (3) profits and losses are allocated to non-controlling interests in proportion to their ownership interests regardless of their basis.

Results of Operations

Below is a discussion of our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023
Revenues
Asset Management
Management fees	$438	$414	$24	5.8%
Advisory and transaction fees, net	169	155	14	9.0
Investment income (loss)	402	452	(50)	(11.1)
Incentive fees	26	15	11	73.3
	1,035	1,036	(1)	(0.1)
Retirement Services
Premiums	101	96	5	5.2
Product charges	238	198	40	20.2
Net investment income	3,576	2,612	964	36.9
Investment related gains (losses)	1,677	1,065	612	57.5
Revenues of consolidated variable interest entities	411	281	130	46.3
Other revenues	2	13	(11)	(84.6)
	6,005	4,265	1,740	40.8
Total Revenues	7,040	5,301	1,739	32.8
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	269	255	14	5.5
Equity-based compensation	176	124	52	41.9
Profit sharing expense	222	291	(69)	(23.7)
Total compensation and benefits	667	670	(3)	(0.4)
Interest expense	51	31	20	64.5
General, administrative and other	240	197	43	21.8
	958	898	60	6.7
Retirement Services
Interest sensitive contract benefits	2,884	1,289	1,595	123.7
Future policy and other policy benefits	543	466	77	16.5
Market risk benefits remeasurement (gains) losses	(154)	346	(500)	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	207	138	69	50.0
Policy and other operating expenses	453	437	16	3.7
	3,933	2,676	1,257	47.0
Total Expenses	4,891	3,574	1,317	36.8
Other income (loss) – Asset Management
Net gains (losses) from investment activities	39	(2)	41	NM
Net gains (losses) from investment activities of consolidated variable interest entities	25	34	(9)	(26.5)
Other income (loss), net	(26)	32	(58)	NM
Total Other income (loss)	38	64	(26)	(40.6)

(Continued)

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023
Income (loss) before income tax (provision) benefit	2,187	1,791	396	22.1
Income tax (provision) benefit	(422)	(253)	(169)	66.8
Net income (loss)	1,765	1,538	227	14.8
Net (income) loss attributable to non-controlling interests	(338)	(528)	190	(36.0)
Net income (loss) attributable to Apollo Global Management, Inc.	1,427	1,010	417	41.3
Preferred stock dividends	(24)	—	(24)	NM
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$1,403	$1,010	$393	38.9%

(Concluded)
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

In this section, references to 2024 refer to the three months ended March 31, 2024 and references to 2023 refer to the three months ended March 31, 2023.

Asset Management

Revenues

Revenues were $1,035 million in 2024, a decrease of $1 million from $1,036 million in 2023, primarily driven by lower investment income, partially offset by higher management fees and advisory and transaction fees, net. Investment income decreased $50 million in 2024 to $402 million compared to $452 million in 2023. The decrease in investment income of $50 million in 2024 was driven by decreases in performance allocations and principal investment income of $38 million and $12 million, respectively.

Significant drivers for performance allocations in 2024 were performance allocations primarily earned from Fund IX, Fund X, Credit Strategies and Redding Ridge Holdings of $105 million, $56 million, $23 million and $23 million, respectively.

See below for details on the respective performance allocations in 2024.

The performance allocations earned from Fund IX in 2024 were primarily driven by appreciation and realization of the fund’s investments in the leisure and distressed investments sectors.

The performance allocations earned from Fund X in 2024 were primarily driven by appreciation and realization of the fund’s investments in the (i) distressed investments, (ii) manufacturing and industrial, and (iii) chemicals sectors.

The performance allocations earned from Credit Strategies in 2024 were primarily driven by the net income generated by the fund’s investments.

The performance allocations earned from Redding Ridge Holdings in 2024 were primarily driven by existing and new CLO issuances, CLO contract acquisitions, new consulting contracts and accumulation of warehouse assets.

Management fees increased by $24 million to $438 million in 2024 from $414 million in 2023. The increase in management fees was primarily attributable to management fees earned from Fund X of $13 million, driven by an increase in capital commitments, partially offset by a decrease in management fees earned from Fund VIII of $5 million correlated with its decrease in invested capital. Additionally, management fees also benefited from increases in fees earned from ADS of $8 million and ISGI advised clients of $5 million.

Advisory and transaction fees increased by $14 million to $169 million in 2024 from $155 million in 2023. Advisory and transaction fees earned during 2024 were primarily attributable to advisory and transaction fees earned from companies in the (i) media, telecom and technology, (ii) business services, (iii) manufacturing and industrial and (iv) consumer and retail sectors.

Expenses

Expenses were $958 million in 2024, an increase of $60 million from $898 million in 2023 due to increases in general, administrative and other expenses and interest expense of $43 million and $20 million, respectively. General, administrative and other expenses were $240 million in 2024, an increase of $43 million from $197 million in 2023. The increase in 2024 was primarily driven by an increase in professional fees, higher travel and entertainment expenses and higher placement fees. Interest expense was $51 million in 2024, an increase of $20 million from $31 million in 2023. The increase in 2024 was primarily driven by new debt issuances during 2023.

Total compensation and benefits were $667 million in 2024, a decrease of $3 million from $670 million in 2023 primarily due to a decrease in profit sharing expense of $69 million, resulting from the corresponding lower investment income in 2024, partially offset by an increase in equity-based compensation of $52 million. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the Co-Presidents, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

Other Income (Loss)

Other income (loss) was $38 million in 2024, a decrease of $26 million from $64 million in 2023. This decrease was primarily driven by a decrease in other income (loss), net of $58 million and a decrease in net gains from investment activities of consolidated VIEs of $9 million, partially offset by an increase in net gains from investment activities of $41 million.

Other income of $64 million in 2023 was primarily attributable to net gains from consolidated VIEs and interest income earned on the Company’s money market funds and U.S. treasury securities, as a result of the rising interest rate environment. Other income of $38 million in 2024 was primarily attributable to appreciation from the Company’s balance sheet investments, derivatives gains and interest income earned on the Company’s money market funds and U.S. treasury securities, partially offset by an increase in earnout expense associated with a previous acquisition.

Retirement Services

Revenues

Retirement Services revenues were $6.0 billion in 2024, an increase of $1.7 billion from $4.3 billion in 2023. The increase was primarily driven by an increase in net investment income, an increase in investment related gains (losses) and an increase in revenues of consolidated VIEs.

Net investment income was $3.6 billion in 2024, an increase of $1.0 billion from $2.6 billion in 2023, primarily driven by significant growth in Athene’s investment portfolio attributed to strong net flows during the previous twelve months, higher rates on new deployment related to the higher interest rate environment and higher floating rate income.

Investment related gains (losses) were $1.7 billion in 2024, an increase of $612 million from $1.1 billion in 2023, primarily due to the change in FIA hedging derivatives and favorable net foreign exchange impacts, partially offset by changes in fair value of reinsurance assets, mortgage loans and trading securities. The change in fair value of FIA hedging derivatives increased $1.3 billion, primarily driven by the favorable performance of the equity indices upon which Athene’s call options are based, with the 2024 impact amplified by the strong growth in Athene’s FIA block of business over the previous twelve months. The largest percentage of Athene’s call options are based on the S&P 500 index, which increased 10.2% in 2024, compared to an increase of 7.0% in 2023. The favorable net foreign exchange impacts were primarily related to the strengthening of the U.S. dollar against foreign currencies in comparison to 2023 and the continued growth in foreign denominated business. The change in fair value of reinsurance assets decreased $678 million, the change in fair value of mortgage loans decreased $635 million and the change in fair value of trading securities decreased $129 million primarily driven by an increase in U.S. Treasury rates in 2024 compared to a decrease in 2023.

Revenues of consolidated VIEs were $411 million in 2024, an increase of $130 million from $281 million in 2023, primarily driven by unrealized gains on assets held by AAA, partially offset by an unfavorable change in the fair value of mortgage loans held in VIEs related to an increase in U.S. Treasury rates in 2024 compared to a decrease in 2023.

Expenses

Retirement Services expenses were $3.9 billion in 2024, an increase of $1.3 billion from $2.7 billion in 2023. The increase was primarily driven by an increase in interest sensitive contract benefits and an increase in future policy and other policy benefits, partially offset by a decrease in market risk benefits remeasurement (gains) losses.

Interest sensitive contract benefits were $2.9 billion in 2024, an increase of $1.6 billion from $1.3 billion in 2023, primarily driven by an increase in the change in Athene’s fixed indexed annuity reserves, an increase in rates on deferred annuity and funding agreement issuances, as well as on existing floating rate funding agreements, driven by higher U.S. Treasury rates, and significant growth in Athene’s deferred annuity and funding agreement blocks of business. The change in Athene’s fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $704 million was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked, with the 2024 impact amplified by the strong growth in Athene’s FIA block of business over the previous twelve months. The largest percentage of Athene’s FIA policies are linked to the S&P 500 index, which increased 10.2% in 2024, compared to an increase of 7.0% in 2023. The change in the fair value of FIA embedded derivatives was also driven by the unfavorable impact of rates on policyholder projected benefits. These impacts were partially offset by the favorable change in discount rates used in Athene’s embedded derivative calculations as 2024 experienced an increase in discount rates compared to a decrease in 2023.

Future policy and other policy benefits were $543 million in 2024, an increase of $77 million from $466 million in 2023, primarily driven by a $260 million increase in benefit payments as well as additional life reserves related to premiums, partially offset by a $56 million decrease in pension group annuity obligations compared to 2023 and a decrease in the AmerUs Closed Block fair value liability. The change in the AmerUs Closed Block fair value liability was primarily due to the increase in U.S. Treasury rates in 2024 compared to a decrease in 2023.

Market risk benefits remeasurement (gains) losses were $(154) million in 2024, a decrease of $500 million from $346 million in 2023. The gains in 2024 compared to the losses in 2023 were primarily driven by a favorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $454 million favorable compared to 2023 due to an increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, and $55 million favorable related to more favorable equity market performance compared to 2023.

Income Tax (Provision) Benefit

The Company’s income tax provision totaled $422 million and $253 million in 2024 and 2023, respectively. The change to the provision was primarily related to the increase in pretax income subject to income tax. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 19.3% and 14.1% for 2024 and 2023, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m). During the fourth quarter of 2023, the Company experienced a decrease to its consolidated effective income tax rate due to the one-time deferred tax benefit resulting from the enactment of the Bermuda Corporate Income Tax (“CIT”). The Company does not expect material impacts to its consolidated effective tax rate or earnings and results of operations as a result of the utilization of the deferred tax assets, though the Company can provide no assurance that the impacts will not be material in future years (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures

We believe that the presentation of Segment Income supplements a reader’s understanding of the economic operating performance of each of our segments.

Segment Income and Adjusted Net Income

Segment Income is the key performance measure used by management in evaluating the performance of the Asset Management, Retirement Services, and Principal Investing segments. See note 17 to the condensed consolidated financial statements for more details regarding the components of Segment Income and management’s consideration of Segment Income.

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

See note 17 to the condensed consolidated financial statements for more details regarding the components of FRE, SRE, and PII.

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

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 17 to our condensed consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023
Asset Management:
Management fees - Yield	$440	$379	$61	16.1%
Management fees - Hybrid	61	57	4	7.0
Management fees - Equity	151	141	10	7.1
Management fees	652	577	75	13.0
Capital solutions fees and other, net	141	138	3	2.2
Fee-related performance fees	46	27	19	70.4
Fee-related compensation	(220)	(211)	9	4.3
Other operating expenses	(157)	(134)	23	17.2
Fee Related Earnings (FRE)	$462	$397	$65	16.4%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

In this section, references to 2024 refer to the three months ended March 31, 2024 and references to 2023 refer to the three months ended March 31, 2023.

FRE was $462 million in 2024, an increase of $65 million compared to $397 million in 2023. This increase was primarily attributable to increases in management fees and fee-related performance fees.

The increase in management fees was primarily attributable to management fees earned from Athene and Fund X of $49 million and $13 million, respectively, primarily driven by increases in fee-generating AUM and capital commitments, respectively, partially offset by a decrease in management fees earned from Fund VIII of $5 million correlated with its decrease in invested capital. Management fees in 2024 benefited from robust growth from retirement services clients, strong levels of third-party asset management fundraising, and solid levels of capital deployment in yield and hybrid strategies.

The increase in fee-related performance fees in 2024 was primarily attributable to fees earned from ADS and MidCap Financial of $10 million and $7 million, respectively.

The growth of capital solutions fees moderated in 2024 and such fees were primarily attributable to fees earned from companies in the (i) financial services, (ii) manufacturing and industrial, (iii) media, telecom and technology and (iv) business services sectors.

The growth in revenues was offset, in part, by increases in other operating expenses and fee-related compensation expense associated with increased headcount to support the Company’s growth. The increase in other operating expenses in 2024 was primarily driven by higher travel and entertainment expenses and an increase in placement fees. Our emphasis on disciplined expense management amid decelerating hiring activity and investment spend helped to drive more than 150 basis points of FRE margin expansion in 2024.

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

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	March 31, 2024
(In millions)	Yield	Hybrid	Equity	Total
Performance Fee-Generating AUM [1]	$62,992	$27,863	$46,861	$137,716
AUM Not Currently Generating Performance Fees	3,794	4,564	3,742	12,100
Uninvested Performance Fee-Eligible AUM	14,214	14,083	30,786	59,083
Total Performance Fee-Eligible AUM	$81,000	$46,510	$81,389	$208,899

	March 31, 2023
(In millions)	Yield	Hybrid	Equity	Total
Performance Fee-Generating AUM [1]	$48,732	$22,254	$43,105	$114,091
AUM Not Currently Generating Performance Fees	7,151	8,251	3,844	19,246
Uninvested Performance Fee-Eligible AUM	6,441	13,214	30,508	50,163
Total Performance Fee-Eligible AUM	$62,324	$43,719	$77,457	$183,500

	December 31, 2023
(In millions)	Yield	Hybrid	Equity	Total
Performance Fee-Generating AUM [1]	$57,742	$25,363	$45,365	$128,470
AUM Not Currently Generating Performance Fees	4,674	5,989	5,635	16,298
Uninvested Performance Fee-Eligible AUM	11,069	15,022	30,889	56,980
Total Performance Fee-Eligible AUM	$73,485	$46,374	$81,889	$201,748

[1] Performance Fee-Generating AUM of $8.8 billion, $4.2 billion and $5.4 billion as of March 31, 2024, March 31, 2023 and December 31, 2023, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	March 31, 2024
(In millions)	Yield	Hybrid	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$2,531	$25,703		$28,234
Fee-Generating AUM based on invested capital	4,616	9,944	25,434		39,994
Fee-Generating AUM based on gross/adjusted assets	373,457	4,598	864		378,919
Fee-Generating AUM based on NAV	46,449	11,521	980		58,950
Total Fee-Generating AUM	$424,522	$28,594	$52,981	[1]	$506,097

[1] The weighted average remaining life of the traditional private equity funds as of March 31, 2024 was 68 months.

	March 31, 2023
(In millions)	Yield	Hybrid	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$2,531	$20,641		$23,172
Fee-Generating AUM based on invested capital	3,350	10,277	26,701		40,328
Fee-Generating AUM based on gross/adjusted assets	322,465	4,829	596		327,890
Fee-Generating AUM based on NAV	42,422	10,844	551		53,817
Total Fee-Generating AUM	$368,237	$28,481	$48,489	[1]	$445,207

[1] The weighted average remaining life of the traditional private equity funds at March 31, 2023 was 74 months.

	December 31, 2023
(In millions)	Yield	Hybrid	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$2,531	$25,558		$28,089
Fee-Generating AUM based on invested capital	3,926	9,830	26,043		39,799
Fee-Generating AUM based on gross/adjusted assets	360,777	4,572	864		366,213
Fee-Generating AUM based on NAV	46,463	11,454	934		58,851
Total Fee-Generating AUM	$411,166	$28,387	$53,399	[1]	$492,952

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2023 was 70 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $293.1 billion, $278.3 billion and $247.8 billion of AUM on behalf of Athene as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 15 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $51.6 billion, $49.9 billion and $51.1 billion of AUM on behalf of Athora as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

The following tables summarize changes in total AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	Three months ended March 31,
	2024				2023
(In millions)	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$480,452	$62,463	$107,861	$650,776	$392,466	$56,410	$98,771	$547,647
Inflows	36,658	1,360	1,817	39,835	51,071	3,158	2,540	56,769
Outflows[2]	(17,987)	(706)	(1,666)	(20,359)	(7,465)	(1,026)	(302)	(8,793)
Net Flows	18,671	654	151	19,476	43,606	2,132	2,238	47,976
Realizations	(4,737)	(507)	(2,398)	(7,642)	(1,184)	(659)	(1,486)	(3,329)
Market Activity[3]	6,218	1,051	1,125	8,394	3,182	1,072	1,181	5,435
End of Period	$500,604	$63,661	$106,739	$671,004	$438,070	$58,955	$100,704	$597,729

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

[2] Outflows for Total AUM include redemptions of $1.5 billion and $2.3 billion during the three months ended March 31, 2024 and 2023, respectively.
[3] Includes foreign exchange impacts of $(1.7) billion and $1.0 billion during the three months ended March 31, 2024 and 2023, respectively.

Three Months Ended March 31, 2024

Total AUM was $671.0 billion at March 31, 2024, an increase of $20.2 billion, or 3.1%, compared to $650.8 billion at December 31, 2023. The net increase was primarily driven by subscriptions across the platform and the growth of our retirement services client assets, partially offset by outflows attributable to Atlas and distributions. More specifically, the net increase was due to:

•Net flows of $19.5 billion primarily attributable to:
•an $18.7 billion increase related to the funds we manage in our yield strategy primarily consisting of (i) $11.2 billion of subscriptions mostly related to the corporate credit and structured credit funds, (ii) $11.0 billion related to the growth of our retirement services client assets, and (iii) $3.1 billion of leverage, partially offset by $(7.0) billion of outflows resulting from the previously announced conclusion of the Atlas SP-Credit Suisse investment management agreement.

•Realizations of $(7.6) billion primarily attributable to:
•$(4.7) billion related to the funds we manage in our yield strategy, largely driven by the anticipated run-off related to the Atlas SP-Credit Suisse investment management agreement, and
•$(2.4) billion related to the funds we manage in our equity strategy primarily consisting of distributions across the traditional private equity funds.

•Market activity of $8.4 billion primarily attributable to:
•$6.2 billion related to the funds we manage in our yield strategy primarily consisting of $5.3 billion related to our retirement services client assets and $0.9 billion related to the corporate credit and direct origination funds;
•$1.1 billion related to the funds we manage in our hybrid strategy related to the hybrid credit and hybrid value funds; and
•$1.1 billion related to the funds we manage in our equity strategy related to the traditional private equity funds.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	Three months ended March 31,
	2024				2023
(In millions)	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$411,166	$28,387	$53,399	$492,952	$338,821	$26,113	$47,153	$412,087
Inflows	29,471	839	869	31,179	34,774	2,289	1,762	38,825
Outflows[2]	(21,024)	(765)	(743)	(22,532)	(8,208)	(261)	(89)	(8,558)
Net Flows	8,447	74	126	8,647	26,566	2,028	1,673	30,267
Realizations	(1,002)	(222)	(442)	(1,666)	(387)	(156)	(316)	(859)
Market Activity[3]	5,911	355	(102)	6,164	3,237	496	(21)	3,712
End of Period	$424,522	$28,594	$52,981	$506,097	$368,237	$28,481	$48,489	$445,207

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

[2] Outflows for Fee-Generating AUM include redemptions of $1.3 billion and $2.2 billion during the three months ended March 31, 2024 and 2023, respectively.
[3] Includes foreign exchange impacts of $(1.3) billion and $0.7 billion during the three months ended March 31, 2024 and 2023, respectively.

Three Months Ended March 31, 2024

Total Fee-Generating AUM was $506.1 billion at March 31, 2024, an increase of $13.1 billion, or 2.7%, compared to $493.0 billion at December 31, 2023. The net increase was primarily driven by the growth of our retirement services client assets and subscriptions across the platform, partially offset by outflows attributable to Atlas. More specifically, the net increase was due to:

•Net flows of $8.6 billion primarily attributable to:
•an $8.4 billion increase related to the funds we manage in our yield strategy primarily consisting of (i) an $11.0 billion increase related to the growth of our retirement services client assets, and (ii) $3.3 billion of subscriptions primarily related to the corporate credit funds, partially offset by $(7.0) billion of outflows resulting from the previously announced conclusion of the Atlas SP-Credit Suisse investment management agreement.

•Market activity of $6.2 billion primarily attributable to funds we manage in our yield strategy consisting of $5.4 billion related to our retirement services clients and ISGI advised clients.

•Realizations of $(1.7) billion across our yield, hybrid and equity strategies.

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

The following presents gross capital deployment and uncalled commitments (in billions):
As of March 31, 2024 and December 31, 2023, Apollo had $65 billion and $58 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023
Retirement Services:
Fixed income and other net investment income	$2,454	$1,957	$497	25.4%
Alternative net investment income	266	185	81	43.8
Net investment earnings	2,720	2,142	578	27.0
Strategic capital management fees	25	14	11	78.6
Cost of funds	(1,723)	(1,235)	488	39.5
Net investment spread	1,022	921	101	11.0
Other operating expenses	(114)	(124)	(10)	(8.1)
Interest and other financing costs	(91)	(109)	(18)	(16.5)
Spread Related Earnings (SRE)	$817	$688	$129	18.8%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

In this section, references to 2024 refer to the three months ended March 31, 2024 and references to 2023 refer to the three months ended March 31, 2023.

Spread Related Earnings

SRE was $817 million in 2024, an increase of $129 million, or 19%, compared to $688 million in 2023. The increase in SRE was primarily driven by higher net investment earnings and lower interest and other financing costs, partially offset by higher cost of funds.

Net investment earnings increased $578 million, primarily driven by $20.8 billion of growth in Athene’s average net invested assets, higher rates on new deployment related to the higher interest rate environment, higher floating rate income and favorable alternative investment performance. The favorable alternative investment performance compared to 2023 was primarily driven by favorable performance from Athene’s investment in Challenger Life Company Limited (“Challenger”) related to a share price increase in 2024 compared to a decrease in 2023, higher returns on its investment in Wheels related to strong performance and accelerated integration post-merger and more favorable performance from its investment in Redding Ridge attributed to continued strong growth. These impacts were partially offset by less favorable returns on Athene’s investment in Athora attributable to higher debt costs and operating expenses compared to 2023.

Cost of funds increased $488 million, primarily driven by higher rates on deferred annuity and funding agreement issuances, an increase in rates on existing floating rate funding agreements, significant growth in Athene’s retail, funding agreement and pension group annuity channels and an increase in the institutional block of business at higher crediting rates.

Interest and other financing costs decreased $18 million primarily related to lower interest expense resulting from a significant decrease in short-term repurchase agreements outstanding in 2024 compared to 2023, partially offset by interest expense related to Athene’s debt issuances in the fourth quarter of 2023 and the first quarter of 2024.

Net Investment Spread

	Three months ended March 31,
	2024	2023	Change
Fixed income and other net investment earned rate	4.66%	4.13%	53bps
Alternative net investment earned rate	9.10%	6.12%	298bps
Net investment earned rate	4.89%	4.25%	64bps
Strategic capital management fees	0.04%	0.03%	1bp
Cost of funds	(3.10)%	(2.45)%	65bps
Net investment spread	1.83%	1.83%	0bps

Net investment spread was 1.83% in 2024, in line with 2023, primarily driven by a higher net investment earned rate, offset by higher cost of funds.

Net investment earned rate was 4.89% in 2024, an increase of 64 basis points compared to 4.25% in 2023, primarily due to higher returns in Athene’s fixed income portfolio and favorable performance in its alternative investment portfolio. Fixed income and other net investment earned rate was 4.66% in 2024, an increase from 4.13% in 2023, primarily driven by higher rates on new deployment related to the higher interest rate environment and higher floating rate income. Alternative net investment earned rate was 9.10% in 2024, an increase from 6.12% in 2023, primarily driven by favorable performance from Athene’s investment in Challenger related to a share price increase in 2024 compared to a decrease in 2023, higher returns on its investment in Wheels related to strong performance and accelerated integration post-merger and more favorable performance from its investment in Redding Ridge attributed to continued strong growth. These impacts were partially offset by less favorable returns on Athene’s investment in Athora attributable to higher debt costs and operating expenses compared to 2023.

Cost of funds was 3.10% in 2024, an increase of 65 basis points compared to 2.45% in 2023, primarily driven by higher rates on deferred annuity and funding agreement issuances, an increase in rates on existing floating rate funding agreements and an increase in the institutional block of business at higher crediting rates.

Investment Portfolio

Athene had investments, including related parties and consolidated VIEs, of $275.2 billion and $259.2 billion as of March 31, 2024 and December 31, 2023, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Athene has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and consolidated VIEs:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
AFS securities, at fair value
U.S. government and agencies	$5,803	2.1%	$5,399	2.1%
U.S. state, municipal and political subdivisions	1,031	0.4%	1,046	0.4%
Foreign governments	1,784	0.7%	1,899	0.7%
Corporate	83,424	30.3%	78,246	30.2%
CLO	22,398	8.1%	20,207	7.8%
ABS	13,870	5.0%	13,383	5.2%
CMBS	6,936	2.5%	6,591	2.5%
RMBS	7,627	2.8%	7,567	2.9%
Total AFS securities, at fair value	142,873	51.9%	134,338	51.8%
Trading securities, at fair value	1,685	0.6%	1,706	0.7%
Equity securities	1,651	0.6%	1,293	0.5%
Mortgage loans, at fair value	48,207	17.5%	44,115	17.0%
Investment funds	110	0.1%	109	0.1%
Policy loans	330	0.1%	334	0.1%
Funds withheld at interest	23,230	8.4%	24,359	9.4%
Derivative assets	7,159	2.6%	5,298	2.1%
Short-term investments, at fair value	340	0.1%	341	0.1%
Other investments	1,371	0.5%	1,206	0.5%
Total investments	226,956	82.4%	213,099	82.3%
Investments in related parties
AFS securities, at fair value
Corporate	1,355	0.5%	1,352	0.5%
CLO	4,446	1.6%	4,268	1.7%
ABS	10,577	3.8%	8,389	3.2%
Total AFS securities, at fair value	16,378	5.9%	14,009	5.4%
Trading securities, at fair value	781	0.3%	838	0.3%
Equity securities, at fair value	315	0.1%	318	0.1%
Mortgage loans, at fair value	1,263	0.5%	1,281	0.5%
Investment funds	1,626	0.6%	1,632	0.6%
Funds withheld at interest	6,028	2.2%	6,474	2.5%
Short-term investments	556	0.2%	947	0.4%
Other investments, at fair value	336	0.1%	343	0.1%
Total related party investments	27,283	9.9%	25,842	9.9%
Total investments, including related parties	254,239	92.3%	238,941	92.2%
Investments of consolidated VIEs
Trading securities, at fair value	2,034	0.7%	2,136	0.8%
Mortgage loans, at fair value	2,147	0.8%	2,173	0.8%
Investment funds, at fair value	16,707	6.1%	15,820	6.2%
Other investments, at fair value	121	0.1%	103	—%
Total investments of consolidated VIEs	21,009	7.7%	20,232	7.8%
Total investments, including related parties and consolidated VIEs	$275,248	100.0%	$259,173	100.0%

The $16.1 billion increase in Athene’s total investments, including related parties and consolidated VIEs, as of March 31, 2024 compared to December 31, 2023 was primarily driven by growth from gross organic inflows of $20.1 billion in excess of gross liability outflows of $8.0 billion and an increase in derivative assets primarily related to the impact of favorable equity market performance on Athene’s call options and the purchase of additional derivatives to hedge equity market performance and foreign exchange impacts. Additionally, total investments, including related parties and consolidated VIEs, increased due to the issuance of debt in the first quarter of 2024, an increase in VIE investment funds attributable to contributions from third-party investors into AAA and favorable performance of the underlying assets, and the reinvestment of earnings, partially offset by unrealized losses on AFS securities during the three months ended March 31, 2024 of $738 million, as well as unrealized losses on mortgage loans, attributable to an increase in U.S. Treasury rates in 2024.

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 96.9% and 96.5% as of March 31, 2024 and December 31, 2023, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

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

Net Invested Assets

The following summarizes Athene’s net invested assets:

	March 31, 2024		December 31, 2023
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$86,528	38.1%	$82,883	38.1%
CLO	21,466	9.4%	20,538	9.4%
Credit	107,994	47.5%	103,421	47.5%
CML	27,008	11.9%	25,977	11.9%
RML	19,859	8.7%	18,021	8.3%
RMBS	7,741	3.4%	7,795	3.6%
CMBS	5,805	2.6%	5,580	2.6%
Real estate	60,413	26.6%	57,373	26.4%
ABS	23,897	10.5%	22,202	10.2%
Alternative investments	11,747	5.2%	11,659	5.4%
State, municipal, political subdivisions and foreign government	3,373	1.5%	3,384	1.5%
Equity securities	1,979	0.9%	1,727	0.8%
Short-term investments	859	0.4%	1,048	0.5%
U.S. government and agencies	4,420	1.9%	4,052	1.9%
Other investments	46,275	20.4%	44,072	20.3%
Cash and equivalents	10,294	4.5%	10,467	4.8%
Policy loans and other	2,379	1.0%	2,094	1.0%
Net invested assets	$227,355	100.0%	$217,427	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.

Athene’s net invested assets were $227.4 billion and $217.4 billion as of March 31, 2024 and December 31, 2023, respectively. The increase in net invested assets as of March 31, 2024 from December 31, 2023 was primarily driven by growth from net organic inflows of $14.6 billion in excess of net liability outflows of $6.7 billion, the issuance of debt in the first quarter of 2024 and the reinvestment of earnings.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023
Principal Investing:
Realized performance fees	$94	$164	$(70)	(42.7)%
Realized investment income (loss)	14	28	(14)	(50.0)
Principal investing compensation	(73)	(170)	(97)	(57.1)
Other operating expenses	(14)	(14)	—	—
Principal Investing Income (PII)	$21	$8	$13	162.5%

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

In this section, references to 2024 refer to the three months ended March 31, 2024 and references to 2023 refer to the three months ended March 31, 2023.

PII was $21 million in 2024, an increase of $13 million, as compared to $8 million in 2023. This increase was primarily attributable to a decrease in principal investing compensation expense of $97 million in 2024, partially offset by reduced realized performance fees of $70 million.

Principal investing compensation expense of $73 million in 2024 decreased $97 million, as compared to $170 million in 2023. The decrease in 2024 was primarily due to a decrease in profit sharing expense attributable to the Company’s incentive pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year, and is included within principal investing compensation. Additionally, there was a decrease in profit sharing expense associated with the corresponding decrease in realized performance fees and the realization of profit sharing expense previously subject to clawback. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The incentive pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

The decrease in realized performance fees of $70 million in 2024 was primarily driven by a decrease in realized performance fees generated from Fund VIII, partially offset by increases in realized performance fees earned from Fund VII and Fund IX.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2024, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through its liquidation in 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations.” in the 2023 Annual Report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available.

All amounts are as of March 31, 2024, unless otherwise noted:

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Equity:
Fund X	2023	$19,992	$19,877	$3,522	$645	$3,165	$3,766	$4,411	NM4	NM4
Fund IX	2018	34,294	24,729	20,853	11,467	15,244	25,874	37,341	31%	21%
Fund VIII	2013	8,334	18,377	16,536	22,888	4,720	5,301	28,189	14	10
Fund VII	2008	—	14,677	16,461	34,294	—	—	34,294	33	25
Fund VI	2006	363	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	—	3,742	5,192	12,724	—	—	12,724	61	44
Fund I, II, III, IV & MIA[1]	Various	10	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[2]		$62,993	$98,858	$83,774	$120,554	$23,534	$34,941	$155,495	39	24
EPF IV	2023	3,110	3,017	686	68	621	781	849	18	11
EPF III	2017	3,444	4,455	4,928	4,024	2,029	2,422	6,446	12	7
Total Equity		$69,547	$106,330	$89,388	$124,646	$26,184	$38,144	$162,790
Hybrid:
AIOF III[3]	N/A	$962	$972	$140	$—	$140	$140	$140	NM4	NM4
AIOF II	2021	2,630	2,542	1,768	646	1,330	1,571	2,217	17%	11%
AIOF I	2018	402	897	803	1,062	171	220	1,282	23	17
HVF II	2022	4,853	4,592	2,830	150	2,795	3,122	3,272	11	9
HVF I	2019	3,453	3,238	3,697	4,053	1,185	1,551	5,604	23	18
Accord VI5	2024	1,857	1,701	126	13	116	122	135	NM4	NM4
Accord V5	2022	749	1,922	2,029	1,850	283	300	2,150	11	8
Accord I, II, III, III B & IV5	Various	—	6,070	4,765	5,137	—	—	5,137	22	17
Accord+	2021	3,153	2,370	5,305	3,537	2,135	2,268	5,805	16	12
Total Hybrid		$18,059	$24,304	$21,463	$16,448	$8,155	$9,294	$25,742

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

Equity

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of March 31, 2024:

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$8,077	$19,183	29%
Non-Control Distressed	6,306	11,561	71
Total	14,383	30,744	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	69,391	124,751	21
Total	$83,774	$155,495	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund IX and Fund VIII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI, VII and X are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to March 31, 2024 and such information was deemed not meaningful. All amounts are as of March 31, 2024.

Fund IX1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$4,951	$10,949
Opportunistic Buyouts	15,098	23,789
Distressed[2]	804	2,603
Total	$20,853	$37,341

Fund VIII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,704	$7,069
Opportunistic Buyouts	13,265	20,366
Distressed[2]	567	754
Total	$16,536	$28,189
1Committed capital less unfunded capital commitments for Fund IX and Fund VIII were $18.0 billion and $17.8 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable governing agreements.
2The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets:

			Total Returns[1]
(In millions)	IPO Year[2]	Total AUM	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
MidCap Financial[3]	N/A	$12,811	4%	6%
AIF	2013	358	5%	3%
AFT	2011	368	11%	5%
MFIC[4]	2004	3,012	13%	3%
ADS[5]	N/A	8,834	3%	5%
ARI	2009	9,236	(2)%	(10)%
ADREF[6]	N/A	6,292	(2)%	(1)%
ADCF[6]	N/A	1,197	3%	4%
Other[7]	N/A	8,525	N/A	N/A
Total		$50,633

[1] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

2 An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
[3] MidCap Financial is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 3% and 5% for the three months ended March 31, 2024 and 2023, respectively.

4 AUM is presented on a three-month lag, as of December 31, 2023, based upon the availability of the information.
5 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. AUM is as of December 31, 2023. The returns presented are net returns based on NAV.
6 ADREF and ADCF are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV.
[7] Other includes, among others, AUM of $2.0 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of December 31, 2023. Returns and IPO year are not provided for this AUM. Other also includes AUM of $5.5 billion related to third-party capital within AAA.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Three months ended March 31,
(In millions)	2024	2023
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$1,403	$1,010
Preferred dividends	24	—
Net income (loss) attributable to non-controlling interests	338	528
GAAP Net Income (Loss)	$1,765	$1,538
Income tax provision (benefit)	422	253
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$2,187	$1,791
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	94	67
Equity-based compensation	74	52
Transaction-related charges[2]	55	(3)
Merger-related transaction and integration costs[3]	8	7
Net (income) loss attributable to non-controlling interests in consolidated entities	(377)	(523)
Unrealized performance fees	(268)	(239)
Unrealized profit sharing expense	159	135
HoldCo interest and other financing costs[4]	15	21
Unrealized principal investment income (loss)	(11)	(10)
Unrealized net (gains) losses from investment activities and other	(28)	12
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	22	(397)
Non-operating change in insurance liabilities and related derivatives[5]	(673)	135
Integration, restructuring and other non-operating expenses	30	29
Equity-based compensation expense	13	16
Segment Income	1,300	1,093
HoldCo interest and other financing costs[4]	(15)	(21)
Taxes and related payables	(221)	(227)
Adjusted Net Income	$1,064	$845

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
[5] Includes the change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	March 31, 2024	December 31, 2023
Total GAAP Common Stock Outstanding	569,003,922	567,762,932
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	14,524,381	15,564,983
Vested RSUs	18,438,577	22,072,379
Unvested RSUs Eligible for Dividend Equivalents	15,075,269	12,603,041
Adjusted Net Income Shares Outstanding	617,042,149	618,003,335

[1] Reflects the number of shares of underlying common stock assumed to be issuable upon conversion of the Mandatory Convertible Preferred Stock during each period.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	March 31, 2024	December 31, 2023
Total investments, including related parties	$254,239	$238,941
Derivative assets	(7,159)	(5,298)
Cash and cash equivalents (including restricted cash)	16,825	14,781
Accrued investment income	2,332	1,933
Net receivable (payable) for collateral on derivatives	(4,293)	(2,835)
Reinsurance impacts	(1,358)	(572)
VIE assets, liabilities and non-controlling interests	14,979	14,818
Unrealized (gains) losses	17,809	16,445
Ceded policy loans	(171)	(174)
Net investment receivables (payables)	(950)	11
Allowance for credit losses	615	608
Other investments	(31)	(41)
Total adjustments to arrive at gross invested assets	38,598	39,676
Gross invested assets	292,837	278,617
ACRA non-controlling interests	(65,482)	(61,190)
Net invested assets	$227,355	$217,427

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

At March 31, 2024, the Company had $17.7 billion of unrestricted cash and cash equivalents, as well as $4.9 billion of available funds from the AMH credit facility, AHL credit facility, and AHL liquidity facility.

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
•make principal payments on the Company’s debt;
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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	Three months ended March 31,
(In millions)	2024	2023
Operating Activities	$70	$1,071
Investing Activities	(16,385)	(5,640)
Financing Activities	18,342	11,523
Effect of exchange rate changes on cash and cash equivalents	(2)	3
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$2,025	$6,957

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

	Three months ended March 31,
(In millions)	2024	2023
Net cash provided by the Company's operating activities	$638	$351
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	(568)	720
Net cash provided by operating activities	70	1,071
Net cash used in the Company's investing activities	(15,863)	(5,280)
Net cash used in the Consolidated Funds and VIEs investing activities	(522)	(360)
Net cash used in investing activities	(16,385)	(5,640)
Net cash provided by the Company's financing activities	16,996	11,563
Net cash provided by (used in) the Consolidated Funds and VIEs financing activities	1,346	(40)
Net cash provided by financing activities	$18,342	$11,523

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

•During the three months ended March 31, 2024, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income and net investment income, partially offset by pension group annuity benefit payments, net of cash inflows, and cash paid for policy acquisition and other operating expenses. Net cash provided by operating activities includes net cash used in our consolidated funds and VIEs, which primarily includes net payments for purchases of VIEs’ investments, partially offset by proceeds from the sale of VIEs’ investments.

•During the three months ended March 31, 2023, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income and net investment income, partially offset by pension group annuity benefit payments, net of cash inflows. Net cash provided by operating activities includes net cash provided by our consolidated funds and VIEs, which primarily includes net proceeds from the sale of VIEs’ investments, partially offset by purchases of VIEs’ investments.

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

•During the three months ended March 31, 2024, cash used in investing activities primarily reflects the purchase of investments, primarily AFS and mortgage loans, due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by the sales, maturities and repayments of investments.

•During the three months ended March 31, 2023, cash used in investing activities primarily reflects the purchase of investments due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by the sale, repayment and maturity of investments.

Financing Activities

The Company’s financing activities reflect its capital market transactions and transactions with equity holders. The primary sources of cash within financing activities includes: (a) proceeds from debt and preferred equity issuances, (b) inflows on Athene’s investment-type policies and contracts, (c) changes of cash collateral posted for derivative transactions, (d) capital contributions, and (e) proceeds from other borrowing activities. The primary uses of cash within financing activities include: (a) dividends, (b) payments under the tax receivable agreement, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, (e) repayments of debt, (f) withdrawals on Athene’s investment-type policies and contracts, (g) changes of cash collateral posted for derivative transactions and (h) capital distributions.

•During the three months ended March 31, 2024, cash provided by financing activities primarily reflects cash received from the strong organic inflows from funding agreement, retail and flow reinsurance inflows, net of cash outflows, a favorable change in cash collateral posted for derivative transactions related to the favorable equity market performance in 2024, issuances of debt by our subsidiary and net capital contributions from non-controlling interests, partially offset by the repayment of repurchase obligations and the payment of stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt.

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

Contractual Obligations, Commitments and Contingencies

For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 16 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies.” The Company’s commitments are primarily fulfilled through cash flows from operations and financing activities.

Consolidated Funds and VIEs

The Company manages its liquidity needs by evaluating unconsolidated cash flows; however, the Company’s financial statements reflect the financial position of Apollo as well as Apollo’s consolidated funds and VIEs (including previously consolidated SPACs). The primary sources and uses of cash at Apollo’s consolidated funds and VIEs include: (a) raising capital from their investors, which have been reflected historically as non-controlling interests of the consolidated subsidiaries in our financial statements, (b) using capital to make investments, (c) generating cash flows from operations through distributions, interest and the realization of investments, (d) distributing cash flow to investors, and (e) issuing debt to finance investments (CLOs).

Dividends and Distributions

For information regarding the quarterly dividends that were made to common stockholders and distribution equivalents on participating securities, see note 13 to the condensed consolidated financial statements. Although the Company currently expects to pay dividends, we may not pay dividends if, among other things, we do not have the cash necessary to pay the dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our dividends are at the sole discretion of the AGM board of directors.

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

On May 2, 2024, AGM declared a cash dividend of $0.4625 per share of its common stock, which will be paid on May 31, 2024 to holders of record at the close of business on May 17, 2024.

On May 2, 2024, the Company also declared and set aside a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on July 31, 2024 to holders of record at the close of business on July 15, 2024.

Repurchase of Securities

Share Repurchase Program

For information regarding the Company’s share repurchase program, see note 13 to the condensed consolidated financial statements.

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

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock. There were 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding as of March 31, 2024. See note 13 to the condensed consolidated financial statements for further details.

Asset Management Liquidity

Our asset management business requires limited capital resources to support the working capital or operating needs of the business. For the asset management business’ longer-term liquidity needs, we expect to continue to fund the asset management business’ operations through management fees and performance fees received. Liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 11 and 13 to the condensed consolidated financial statements, respectively. From time to time, if the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to raise proceeds through the issuance of additional debt or equity instruments. AGM has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors.

At March 31, 2024, the asset management business had $2.5 billion of unrestricted cash and cash equivalents, as well as $1.0 billion of available funds from the AMH credit facility.

Future Debt Obligations

The asset management business had short-term and long-term debt of $0.5 billion and $3.4 billion, respectively, at March 31, 2024, which includes notes with maturities in 2024, 2026, 2029, 2030, 2033, 2048, 2050 and 2053. See note 11 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

Revolver Facility

Under the AMH credit facility, AMH may borrow in an aggregate amount not to exceed $1.0 billion and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the AMH credit facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. The AMH credit facility has a final maturity date of October 12, 2027.

Tax Receivable Agreement

The tax receivable agreement provides for the payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM and its subsidiaries realize subject to the agreement. For more information regarding the tax receivable agreement, see note 15 to the condensed consolidated financial statements.

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

As of March 31, 2024, the outstanding AOG Unit Payment amount was $131 million, payable in equal quarterly installments through December 31, 2024. See note 15 for more information.

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

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of March 31, 2024.

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

Fund Escrow

As of March 31, 2024, the remaining investments and escrow cash of Fund VIII was valued at 104% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Indemnification Liability

The asset management business recorded an indemnification liability in the event that the Former Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 15 to the condensed consolidated financial statements for further information regarding the asset management business’ indemnification liability.

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

Athene’s investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers, but excludes pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services business does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. Athene has access to additional liquidity through its AHL credit facility and AHL liquidity facility. The AHL credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility. The AHL liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. Both the AHL credit facility and AHL liquidity facility were undrawn as of March 31, 2024. Athene also has access to $2.0 billion of committed repurchase facilities. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Insurance Subsidiaries’ Operating Liquidity

The primary cash flow sources for Athene’s insurance subsidiaries include retirement services product inflows (premiums and deposits), investment income, principal repayments on its investments, net transfers from separate accounts and financial product inflows. Uses of cash include investment purchases, payments to policyholders for surrenders, withdrawals and payout benefits, interest and principal payments on funding agreements, payments to satisfy pension group annuity obligations, policy acquisition and general operating costs and payment of cash dividends.

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and market value adjustments (“MVA”), which are intended to protect it from early withdrawals. As of March 31, 2024 and December 31, 2023, approximately 80% and 79%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of March 31, 2024 and December 31, 2023, approximately 64% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of March 31, 2024, approximately 29% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 56% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of March 31, 2024 and December 31, 2023, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2024 and December 31, 2023, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $7.6 billion and $6.5 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2024, Athene’s total maximum borrowing capacity under the FHLB facilities was limited to $47.8 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of March 31, 2024, Athene had the ability to draw up to an estimated $12.1 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of March 31, 2024 and December 31, 2023, the payables for repurchase agreements were $2.7 billion and $3.9 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $2.8 billion and $4.1 billion, respectively. As of March 31, 2024, payables for repurchase agreements were comprised of no short-

term and $2.7 billion of long-term repurchase agreements. As of December 31, 2023, payables for repurchase agreements were comprised of $686 million of short-term and $3.2 billion of long-term repurchase agreements.

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

The maximum distribution permitted by law or contract is not necessarily indicative of the insurance subsidiaries’ actual ability to pay such distributions, which may be further restricted by business and other considerations, such as the impact of such distributions on surplus, which could affect Athene’s ratings or competitive position and the amount of premiums that can be written. Specifically, the level of capital needed to maintain desired financial strength ratings from rating agencies, including S&P, AM Best, Fitch and Moody’s, is of particular concern when determining the amount of capital available for distributions. AHL believes its insurance subsidiaries have sufficient statutory capital and surplus, combined with additional capital available to be provided by AHL, to meet their financial strength ratings objectives. Finally, state insurance laws and regulations require that the statutory surplus of Athene’s insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs.

Other Sources of Funding

Athene may seek to secure additional funding at the AHL level by means other than dividends from subsidiaries, such as by drawing on its undrawn $1.25 billion AHL credit facility, drawing on its undrawn $2.6 billion AHL liquidity facility or by pursuing future issuances of debt or preferred stock to third-party investors. The AHL credit facility contains various standard covenants with which Athene must comply, including maintaining a consolidated debt-to-capitalization ratio of not greater than 35%, maintaining a minimum consolidated net worth of no less than $14.8 billion and restrictions on the ability to incur liens, with certain exceptions. Rates, ratios and terms are as defined in the AHL credit facility. The AHL liquidity facility also contains various standard covenants with which Athene must comply, including maintaining an ALRe minimum consolidated net worth of no less than $8.8 billion and restrictions on the ability to incur liens, with certain exceptions. Rates and terms are as defined in the AHL liquidity facility.

Future Debt Obligations

Athene had long-term debt of $5.7 billion as of March 31, 2024, which includes notes with maturities in 2028, 2030, 2031, 2033, 2034, 2051, 2052, 2054 and 2064. See note 11 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

Capital

Athene believes it has a strong capital position and is well positioned to meet policyholder and other obligations. Athene measures capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC RBC and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy. As of December 31, 2023 and December 31, 2022, Athene’s U.S. RBC ratio was 392% and 387%, respectively, its Bermuda RBC ratio was 400% and 407%, respectively, and its consolidated RBC ratio was 412% and 416%, respectively. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. The RBC of Athene’s Bermuda insurance companies presented herein excludes the impact of any deferred taxes that may be recorded on a statutory basis as a result of the enactment of the Bermuda CIT. Athene is currently assessing deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT, which could have a positive impact on the statutory capital and surplus of its Bermuda insurance companies.

ACRA

ACRA 1 provided Athene with access to on-demand capital to support its growth strategies and capital deployment opportunities. ACRA 1 provided a capital source to fund both Athene’s inorganic and organic channels. The commitment period for ACRA 1 expired in August 2023.

Similar to ACRA 1, ACRA 2 was funded in December 2022 as another long-duration, on-demand capital vehicle. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP II for $640 million, while maintaining all of ACRA 2’s voting interests. Effective December 31, 2023, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 60%, with ALRe owning the remaining 40% of the economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interest in ACRA 2.

These strategic capital solutions allow Athene the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Critical Accounting Estimates and Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses and should be read in conjunction with our significant accounting policies described in note 2 of our consolidated financial statements in our 2023 Annual Report. Actual results could differ from these estimates.

The following is a summary of our accounting policies that are affected most by judgments, estimates and assumptions.

•Consolidation of VIEs
•Revenue Recognition
◦Performance Fees within Investment Income
◦Management Fees
•Investments, at fair value
•Fair value of financial instruments
•Equity-based compensation

•Profit sharing expense
•Income taxes
•Valuation of Fixed Maturity Securities, Equity Securities and Mortgage Loans
•Impairment of investments and allowances for expected credit losses
•Derivatives valuation, including embedded derivatives
•Future policy benefits
•Market risk benefits

The above critical accounting estimates and judgments are discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2023 Annual Report.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to Apollo and its industries is included in note 2 to our condensed consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of March 31, 2024:

(In millions)	2024	2025 - 2026	2027 - 2028	2029 and Thereafter	Total
Asset Management
Operating lease obligations[1]	$56	$158	$158	$501	$873
Other long-term obligations[2]	34	14	4	2	54
AMH credit facility[3]	1	2	—	—	3
Debt obligations[3]	636	854	307	4,784	6,581
AOG Unit payment [4]	131	—	—	—	131
	858	1,028	469	5,287	7,642
Retirement Services
Interest sensitive contract liabilities	15,242	41,741	63,983	99,268	220,234
Future policy benefits	2,013	5,485	5,284	38,890	51,672
Market risk benefits	—	—	—	5,597	5,597
Other policy claims and benefits	108	—	—	—	108
Dividends payable to policyholders	6	14	13	60	93
Debt[3]	198	585	1,565	8,891	11,239
Securities to repurchase[5]	113	1,631	1,302	—	3,046
	17,680	49,456	72,147	152,706	291,989
Obligations	$18,538	$50,484	$72,616	$157,993	$299,631

[1] Operating lease obligations excludes $144 million of other operating expenses associated with operating leases.
[2] Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

[3] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements. See note 11 of the condensed consolidated financial statements for further discussion of these debt obligations.

4 On December 31, 2021, each holder of AOG Units (other than those held by the Company and Athene) sold a portion of their limited partnership interests to the Company in exchange for the AOG Unit Payment. See note 15 to the condensed consolidated financial statements for more information.

[5] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the March 31, 2024 interest rate.

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
(iii)In connection with the Stone Tower acquisition, Apollo agreed to pay the former owners of Stone Tower a specified percentage of any future performance fees earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. In connection with the acquisition of Griffin

Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay the former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. These contingent consideration liabilities are remeasured to fair value at each reporting period until the obligations are satisfied. See note 16 to the condensed consolidated financial statements for further information regarding the contingent consideration liabilities.
(iv)Commitments from certain of our subsidiaries to contribute to the funds we manage and certain related parties.

Atlas

In connection with the Company and CS’s previously announced transaction, certain subsidiaries of Atlas acquired certain assets of the CS Securitized Products Group (the “Transaction”). Under the terms of the Transaction, Atlas originally agreed to pay CS an amount of $3.3 billion by February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of AAM, fourth of AHL and fifth of AARe. Each of AARe and AAM has issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. In March 2024, in connection with Atlas concluding its investment management agreement with CS, Atlas will no longer receive $0.8 billion of fees and the deferred purchase price obligation is reduced by a corresponding amount from $3.3 billion to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase price obligation.

In exchange for the purchase price, Atlas originally received approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value. These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. Atlas also benefits generally from the net spread earned on these assets in excess of its cost of financing. Finally, Atlas will also collect $0.4 billion of fees under the investment management agreement with CS through June 2024, including payments already received, and transition and termination payments. As a result, the guarantee related to the Company’s aforementioned assurance letter is not probable of payment hence there is no liability on the condensed consolidated financial statements.

Supplemental Guarantor Financial Information

The 2053 Subordinated Notes issued by AGM are guaranteed on a junior, unsecured basis, and the 2033 Senior Notes issued by AGM are guaranteed on a senior, unsecured basis, by AAM, together with certain Apollo intermediary holding companies (collectively, the “Guarantors”). The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest (i) on the 2053 Subordinated Notes on a subordinated, unsecured basis and (ii) on the 2033 Senior Notes on a senior, unsecured basis. See note 11 of the condensed consolidated financial statements for further discussion on these debt obligations.

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

(In millions)	March 31, 2024	December 31, 2023
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$2,474	$2,747
Non-current assets	8,021	7,165
Due from related parties, excluding non-guarantor subsidiaries	379	357
Current liabilities, less payables to non-guarantor subsidiaries	1,075	997
Non-current liabilities	6,147	6,107
Due to related parties, excluding non-guarantor subsidiaries	225	222
Non-controlling interests	19	12

Three months ended March 31,
(In millions)	2024
Summarized Statements of Operations
Revenues	$1,034
Net income (loss)	70
Net income (loss) attributable to obligor group	40

The following are transactions of the obligor group with non-guarantor subsidiaries.

Three months ended March 31,
(In millions)	2024
Due from non-guarantor subsidiaries	$118
Due to non-guarantor subsidiaries	367
Intercompany revenue	286

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

For a discussion of our market risk exposures in general, please see “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov and is incorporated by reference into this report.

There have been no material changes to market risk exposures from those previously disclosed in the Company’s 2023 Annual Report, except as described below.

Sensitivities

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of March 31, 2024, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2023, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions. The decrease in sensitivity to spread related earnings due to the change in net investment spread from floating rate assets and liabilities as of March 31, 2024, when compared to December 31, 2023, was driven by the decrease in Athene’s net floating rate position related to hedging actions as well as additional issuances of floating rate funding agreements.

Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes” in its reconciliation between net income (loss) available to AHL common stockholder and spread related earnings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to AGM common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income tax (provision) benefit of an immediate, parallel increase in interest rates of 100 basis points from levels as of March 31, 2024, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

See a summary of the Company’s legal proceedings set forth in note 16 to our condensed consolidated financial statements, which is incorporated by reference herein.

ITEM 1A.    RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2023 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. The risks described in our 2023 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in our 2023 Annual Report, except for the following:

We have been and may be the target or the subject of third-party litigation from time to time that could result in significant liabilities and/or reputational harm, which could have a material adverse effect on our results of operations, financial condition and liquidity.

The activities of our businesses, including the investment activities of the funds we manage and activities of our employees in connection with the funds, their portfolio companies, our insurance subsidiaries, as well as publicly listed vehicles we manage or sponsor may subject us and certain of our employees to the risk of litigation, including class actions, by third parties, including fund investors dissatisfied with the performance or management of such funds, holders of our or the funds’ portfolio companies’ debt or equity, policyholders of our retirement services business, public stockholders and a variety of other potential litigants. In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund, breach of fiduciary duties or securities laws, or other forms of misconduct. If such allegations are made against our Board or management, Section 220 of the Delaware General Corporation Law (the “DGCL”) allows stockholders to access corporate books and records to investigate wrongdoing. Fund investors could sue us to recover amounts lost by the funds we manage due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of the funds we manage or from third-party allegations that we (i) improperly exercised control or influence over companies in which the funds we manage have large investments or (ii) are liable for actions or inactions taken by portfolio companies that such third parties argue we control. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. Our rights to indemnification by the funds we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. With many highly paid investment professionals and complex compensation and incentive arrangements, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. We are also increasingly faced with the risk of litigation or investigation in relation to environmental, social and/or governance-related issues given the increasing scrutiny of such issues by investors, other stakeholders, regulators, and other third parties as well as due to the increasing disclosure obligations on our businesses, the funds we manage, and their portfolio companies. Such risks may relate to accusations concerning but not limited to: (i) the activities of portfolio companies, including environmental damage and violations of labor and human rights; (ii) misrepresentations of the investment strategies of the funds we manage as well as about our, the funds’, and their investments’ performance against environmental, social and/or governance-related measures and/or initiatives; or (iii) breaches of fiduciary duty in relation to the funds we manage and other violations of law related to the management of environmental, social and/or governance-related risks.

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

In addition, our business has been, and may continue to be, the subject of litigation between third parties that could negatively impact us. For example, beginning in March 2024, four putative class actions were filed in federal courts in the U.S. against certain customers of Athene, in their respective capacities as plan sponsors, alleging violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with their transfer of pension obligations under defined benefit plans governed under ERISA and their purchase of pension group annuity (“PGA”) contracts from Athene. The lawsuits seek, inter alia, that defendants guarantee the annuities purchased from Athene and disgorge any profits earned from the transactions. Although Athene is not a named defendant, the lawsuits make several negative allegations about Athene and its business, which we believe to be untrue. Negative public perceptions of Athene and its business could adversely affect (and may have already adversely affected) its ability to attract and retain customers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, these lawsuits could lead to increased regulatory and governmental scrutiny of Athene’s business and the industry overall, and/or result in Athene becoming involved in these lawsuits or even being named as a defendant in future lawsuits related to its PGA business, which could result in additional expenses, adverse regulations and oversight, and/or additional reputational harm. These lawsuits could also spur similar copycat lawsuits, which could further impact Athene’s PGA business. To the extent that the inflows in Athene’s PGA business are negatively impacted by these lawsuits and any related regulatory and governmental scrutiny, Athene may seek to increase its inflows in its other distribution channels, including by issuing additional funding agreements within its institutional channel. However, there are no assurances that Athene would be successful in replacing any PGA inflows with inflows from other distribution channels or that such other inflows would result in comparable spreads.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sale of Equity Securities

On February 15, 2024, the Company issued 30,484 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 3,457 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended March 31, 2024.

Period	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[1]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
January 1, 2024 through January 31, 2024
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Total	—	$—	—	$3,000,000,000
February 1, 2024 through February 29, 2024
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	4,629,336		4,629,336
Total	4,629,336	$110.68	4,629,336	$2,487,640,161
March 1, 2024 through March 31, 2024
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Total	—	$—	—	$2,487,640,161
Total
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	4,629,336		4,629,336
Total	4,629,336		4,629,336

1 On February 8, 2024, the AGM board of directors terminated the Company’s prior share repurchase program and approved a new share repurchase program, pursuant to which, the Company is authorized to repurchase up to $3.0 billion of shares of its common stock to opportunistically reduce the Company’s share count or offset the dilutive impact of share issuances under the Company’s equity incentive plans. Under the share repurchase program, repurchases may be of outstanding shares of common stock occurring from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, as well as through reductions of shares that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended. The program may be suspended, extended, modified or discontinued at any time.

[2] Represents repurchases of shares of common stock in order to offset the dilutive impact of share issuances under the Equity Plan including reductions of shares of common stock that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AGM adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.5	Form of 6.375% Senior Notes due 2033 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on November 13, 2023 (File No. 001-41197), which is incorporated by reference).

4.6	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*†+10.1	Form of Apollo Carry Award.

*+10.2	Amended and Restated Exempted Limited Partnership Agreement of Apollo Advisors X, L.P., dated as of August 18, 2023.

*+10.3	Form of Award Letter for Apollo Advisors X, L.P.

*+10.4	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo ADIP Advisors, L.P., dated as of June 12, 2020.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
†	Certain information contained in this exhibit has been omitted because it is not material and is the type that the registrant treats as private or confidential.

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

Apollo Global Management, Inc.
(Registrant)

Date: May 7, 2024	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)