Form 10-Q
period 2024-06-30
Apollo Global Management, Inc.
filed 2024-08-08
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024 OR

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

As of August 5, 2024, there were 569,534,271 shares of the registrant’s common stock outstanding.

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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2024 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on June 30, 2024 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
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
(iii) unused credit facilities;
(iv) available commitments on those funds that generate management fees on invested capital;
(v) structured portfolio company investments that do not generate monitoring fees; and
(vi) the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.
NYC UBT	New York City Unincorporated Business Tax
Other operating expenses within the Principal Investing segment	Expenses incurred in the normal course of business and includes allocations of non-compensation expenses related to managing the business.
Other operating expenses within the Retirement Services segment	Expenses incurred in the normal course of business inclusive of compensation and non-compensation expenses, excluding the proportionate share of the ACRA operating expenses associated with the non-controlling interests.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements.
PCD	Purchased Credit Deteriorated Investments
Performance allocations, Performance fees, Performance revenues, Incentive fees and Incentive income	The interests granted to Apollo by a fund managed by Apollo that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments.
Performance Fee-Eligible AUM	AUM that may eventually produce performance fees. All funds for which we are entitled to receive a performance fee allocation or incentive fee are included in Performance Fee-Eligible AUM, which consists of the following:
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of June 30, 2024	As of December 31, 2023
Assets
Asset Management
Cash and cash equivalents	$2,854	$2,748
Restricted cash and cash equivalents	2	2
Investments	5,697	5,502
Assets of consolidated variable interest entities
Cash and cash equivalents	473	62
Investments	1,708	1,640
Other assets	307	177
Due from related parties	479	449
Goodwill	264	264
Other assets	2,440	2,331
	14,224	13,175
Retirement Services
Cash and cash equivalents	13,004	13,020
Restricted cash and cash equivalents	1,093	1,761
Investments	237,318	213,099
Investments in related parties	27,726	25,842
Assets of consolidated variable interest entities
Cash and cash equivalents	557	98
Investments	22,093	20,232
Other assets	143	110
Reinsurance recoverable	6,188	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	6,699	5,979
Goodwill	4,064	4,065
Other assets	13,395	11,953
	332,280	300,313
Total Assets	$346,504	$313,488

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of June 30, 2024	As of December 31, 2023
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,638	$3,338
Due to related parties	754	870
Debt	4,082	3,883
Liabilities of consolidated variable interest entities
Other liabilities	1,728	1,145
	10,202	9,236
Retirement Services
Interest sensitive contract liabilities	228,389	204,670
Future policy benefits	50,799	53,287
Market risk benefits	3,727	3,751
Debt	5,733	4,209
Payables for collateral on derivatives and securities to repurchase	9,876	7,536
Other liabilities	7,847	4,456
Liabilities of consolidated variable interest entities
Other liabilities	1,517	1,098
	307,888	279,007
Total Liabilities	318,090	288,243
Commitments and Contingencies (note 16)
Redeemable non-controlling interests
Redeemable non-controlling interests	14	12
Equity
Mandatory Convertible Preferred Stock, 28,749,765 and 28,750,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,398	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 569,535,344 and 567,762,932 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	15,319	15,249
Retained earnings (accumulated deficit)	4,376	2,972
Accumulated other comprehensive income (loss)	(5,820)	(5,575)
Total Apollo Global Management, Inc. Stockholders’ Equity	15,273	14,044
Non-controlling interests	13,127	11,189
Total Equity	28,400	25,233
Total Liabilities, Redeemable non-controlling interests and Equity	$346,504	$313,488

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues
Asset Management
Management fees	$462	$452	$900	$866
Advisory and transaction fees, net	267	170	436	325
Investment income (loss)	278	138	680	590
Incentive fees	47	26	73	41
	1,054	786	2,089	1,822
Retirement Services
Premiums	673	9,041	774	9,137
Product charges	251	207	489	405
Net investment income	3,804	2,948	7,380	5,560
Investment related gains (losses)	(134)	366	1,543	1,431
Revenues of consolidated variable interest entities	366	347	777	628
Other revenues	4	7	6	20
	4,964	12,916	10,969	17,181
Total Revenues	6,018	13,702	13,058	19,003
Expenses
Asset Management
Compensation and benefits	604	516	1,271	1,186
Interest expense	53	31	104	62
General, administrative and other	319	226	559	423
	976	773	1,934	1,671
Retirement Services
Interest sensitive contract benefits	1,824	2,012	4,708	3,301
Future policy and other policy benefits	1,095	9,512	1,638	9,978
Market risk benefits remeasurement (gains) losses	(16)	(71)	(170)	275
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	227	153	434	291
Policy and other operating expenses	478	452	931	889
	3,608	12,058	7,541	14,734
Total Expenses	4,584	12,831	9,475	16,405
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(21)	20	18	18
Net gains (losses) from investment activities of consolidated variable interest entities	1	12	26	46
Other income (loss), net	24	48	(2)	80
Total Other income (loss)	4	80	42	144
Income (loss) before income tax (provision) benefit	1,438	951	3,625	2,742
Income tax (provision) benefit	(261)	(201)	(683)	(454)
Net income (loss)	1,177	750	2,942	2,288
Net (income) loss attributable to non-controlling interests	(324)	(151)	(662)	(679)
Net income (loss) attributable to Apollo Global Management, Inc.	853	599	2,280	1,609
Preferred stock dividends	(25)	—	(49)	—
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$828	$599	$2,231	$1,609

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$1.36	$1.00	$3.67	$2.67
Net income (loss) attributable to common stockholders - Diluted	$1.35	$1.00	$3.64	$2.67
Weighted average shares outstanding – Basic	587.1	579.0	587.7	581.5
Weighted average shares outstanding – Diluted	590.2	579.0	605.1	581.5

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$1,177	$750	$2,942	$2,288
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(979)	(711)	(1,717)	1,388
Unrealized gains (losses) on hedging instruments	84	(171)	8	(67)
Remeasurement gains (losses) on future policy benefits related to discount rate	628	813	1,431	11
Remeasurement gains (losses) on market risk benefits related to credit risk	34	(55)	6	34
Foreign currency translation and other adjustments	(7)	11	(39)	33
Other comprehensive income (loss), before tax	(240)	(113)	(311)	1,399
Income tax expense (benefit) related to other comprehensive income (loss)	(44)	11	(48)	301
Other comprehensive income (loss)	(196)	(124)	(263)	1,098
Comprehensive income (loss)	981	626	2,679	3,386
Comprehensive (income) loss attributable to non-controlling interests	(308)	(257)	(644)	(834)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$673	$369	$2,035	$2,552

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

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and six months ended June 30, 2024
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at April 1, 2024	569	$1,398	$15,167	$3,862	$(5,640)	$14,787	$12,216	$27,003
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(50)	(50)
Other changes in equity of non-controlling interests	—	—	—	—	—	—	2	2
Issuance of common stock related to equity transactions	1	—	84	—	—	84	—	84
Capital increase related to equity-based compensation	—	—	136	—	—	136	—	136
Capital contributions	—	—	—	—	—	—	996	996
Dividends/distributions	—	(25)	—	(279)	—	(304)	(345)	(649)
Payments related to issuances of common stock for equity-based awards	1	—	3	(35)	—	(32)	—	(32)
Repurchase of common stock	(1)	—	(75)	—	—	(75)	—	(75)
Stock option exercises	—	—	4	—	—	4	—	4
Net income (loss)	—	25	—	828	—	853	324	1,177
Other comprehensive income (loss)	—	—	—	—	(180)	(180)	(16)	(196)
Balance at June 30, 2024	570	$1,398	$15,319	$4,376	$(5,820)	$15,273	$13,127	$28,400

Balance at January 1, 2024	568	$1,398	$15,249	$2,972	$(5,575)	$14,044	$11,189	$25,233
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(50)	(50)
Other changes in equity of non-controlling interests	—	—	—	—	—	—	3	3
Issuance of common stock related to equity transactions	1	—	84	—	—	84	—	84
Accretion of redeemable non-controlling interests	—	—	(1)	—	—	(1)	—	(1)
Capital increase related to equity-based compensation	—	—	299	—	—	299	—	299
Capital contributions	—	—	—	—	—	—	2,002	2,002
Dividends/distributions	—	(49)	—	(538)	—	(587)	(661)	(1,248)
Payments related to issuances of common stock for equity-based awards	4	—	11	(289)	—	(278)	—	(278)
Repurchase of common stock	(3)	—	(335)	—	—	(335)	—	(335)
Stock option exercises	—	—	12	—	—	12	—	12
Net income (loss)	—	49	—	2,231	—	2,280	662	2,942
Other comprehensive income (loss)	—	—	—	—	(245)	(245)	(18)	(263)
Balance at June 30, 2024	570	$1,398	$15,319	$4,376	$(5,820)	$15,273	$13,127	$28,400

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In millions)	2024	2023
Cash Flows from Operating Activities
Net Income (Loss)	$2,942	$2,288
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Equity-based compensation	342	280
Net investment income	(670)	(639)
Net recognized (gains) losses on investments and derivatives	(2,371)	(1,483)
Depreciation and amortization	498	345
Net amortization (accretion) of net investment premiums, discount and other	(27)	48
Policy acquisition costs deferred	(828)	(706)
Other non-cash amounts included in net income (loss), net	144	81
Changes in consolidation	(10)	(51)
Changes in operating assets and liabilities:
Purchases of investments by Funds and VIEs	(3,300)	(2,959)
Proceeds from sale of investments by Funds and VIEs	3,150	2,397
Interest sensitive contract liabilities	3,225	2,080
Future policy benefits, market risk benefits and reinsurance recoverable	(1,214)	3,827
Other assets and liabilities, net	(478)	(886)
Net cash provided by operating activities	$1,403	$4,622
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	$(2,125)	$(2,313)
Purchases of available-for-sale securities	(38,006)	(16,213)
Purchases of mortgage loans	(11,743)	(8,700)
Purchases of investment funds	(1,323)	(1,222)
Purchases of U.S. Treasury securities	—	(490)
Purchases of derivatives instruments and other investments	(1,938)	(3,551)
Sales, maturities and repayments of investments and distributions from equity method investments	24,837	14,666
Other investing activities, net	(787)	315
Net cash used in investing activities	$(31,085)	$(17,508)
Cash Flows from Financing Activities
Issuance of debt	$5,652	$2,417
Repayment of debt	(3,222)	(2,262)
Repurchase of common stock	(335)	(535)
Common stock dividends	(538)	(497)
Preferred stock dividends	(49)	—
Distributions paid to non-controlling interests	(662)	(271)
Contributions from non-controlling interests	2,000	725
Distributions to redeemable non-controlling interests	—	(798)
Deposits on investment-type policies and contracts	37,102	21,942
Withdrawals on investment-type policies and contracts	(11,636)	(6,804)
Net change in cash collateral posted for derivative transactions and securities to repurchase	2,340	3,138
Other financing activities, net	(676)	(518)
Net cash provided by financing activities	$29,976	$16,537
Effect of exchange rate changes on cash and cash equivalents	(2)	5
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	292	3,656
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	17,691	11,128
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$17,983	$14,784

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In millions)	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$547	$134
Cash paid for interest	347	345
Non-cash transactions
Non-Cash Investing Activities
Asset Management and Other
Distributions from principal investments	2	1
Purchases of other investments, at fair value	7	—
Retirement Services
Investments received from settlements on reinsurance agreements	48	164
Investments received from pension group annuity premiums	521	4,776
Non-Cash Financing Activities
Asset Management and Other
Capital increases related to equity-based compensation	278	221
Issuance of restricted shares	11	23
Issuance of common stock related to equity transactions	12	—
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	(2,086)	57
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	4,090	6,906
Supplemental Disclosure of Cash Flow Information of Consolidated VIEs
Cash Flows from Operating Activities
Purchases of investments - Asset Management	(3,300)	(2,958)
Proceeds from sale of investments - Asset Management	3,150	2,397
Cash Flows from Investing Activities
Purchases of investments - Retirement Services	(1,540)	(1,306)
Proceeds from sale of investments - Retirement Services	264	275
Cash Flows from Financing Activities
Issuance of debt	3,483	2,417
Principal repayment of debt	(2,683)	(2,261)
Distributions paid to non-controlling interests	(58)	(47)
Contributions from non-controlling interests	1,292	726
Distributions to redeemable non-controlling interests	—	(798)
Changes in Consolidation
Investments, at fair value	(69)	(48)
Equity method investments	10	—
Other assets	(1)	(1)
Other liabilities	20	—
Non-controlling interest	50	5
Equity	—	95
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:

Cash and cash equivalents	$15,858	$12,070
Restricted cash and cash equivalents	1,095	2,473
Cash and cash equivalents held at consolidated variable interest entities	1,030	241
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$17,983	$14,784

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

Deferred Revenue

Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the condensed consolidated statements of financial condition. There was $152 million of revenue recognized during the six months ended June 30, 2024 that was previously deferred as of January 1, 2024.

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

3. Investments

The following table outlines the Company’s investments:

(In millions)	June 30, 2024	December 31, 2023
Asset Management
Investments, at fair value	$1,436	$1,489
Equity method investments	1,152	1,072
Performance allocations	3,109	2,941
Total Investments – Asset Management	5,697	5,502
Retirement Services
AFS securities, at fair value	$166,434	$148,347
Trading securities, at fair value	2,362	2,544
Equity securities	1,783	1,611
Mortgage loans, at fair value	53,965	45,396
Investment funds	1,726	1,741
Policy loans	325	334
Funds withheld at interest	27,446	30,833
Derivative assets	7,488	5,298
Short-term investments	1,492	1,288
Other investments	2,023	1,549
Total Investments, including related parties – Retirement Services	265,044	238,941
Total Investments	$270,741	$244,443

Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Realized gains (losses) on sales of investments, net	$(2)	$(6)	$(1)	$(1)
Net change in unrealized gains (losses) due to changes in fair value	(19)	26	19	19
Net gains (losses) from investment activities	$(21)	$20	$18	$18

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Performance Allocations

Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2024	$2,941
Change in fair value of funds	638
Fund distributions to the Company	(470)
Performance allocations, June 30, 2024	$3,109

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

Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	June 30, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$7,126	$—	$26	$(1,108)	$6,044
U.S. state, municipal and political subdivisions	1,211	—	—	(257)	954
Foreign governments	2,055	—	—	(464)	1,591
Corporate	98,312	(168)	319	(12,093)	86,370
CLO	24,236	—	316	(399)	24,153
ABS	15,956	(67)	108	(551)	15,446
CMBS	7,712	(57)	57	(458)	7,254
RMBS	8,214	(378)	212	(470)	7,578
Total AFS securities	164,822	(670)	1,038	(15,800)	149,390
AFS securities – related parties
Corporate	1,467	—	16	(63)	1,420
CLO	4,605	—	25	(58)	4,572
ABS	11,380	(1)	29	(356)	11,052
Total AFS securities – related parties	17,452	(1)	70	(477)	17,044
Total AFS securities, including related parties	$182,274	$(671)	$1,108	$(16,277)	$166,434

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$6,161	$—	$67	$(829)	$5,399
U.S. state, municipal and political subdivisions	1,296	—	—	(250)	1,046
Foreign governments	2,083	—	71	(255)	1,899
Corporate	88,343	(129)	830	(10,798)	78,246
CLO	20,506	(2)	261	(558)	20,207
ABS	13,942	(49)	120	(630)	13,383
CMBS	7,070	(29)	52	(502)	6,591
RMBS	8,160	(381)	252	(464)	7,567
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352
CLO	4,367	—	21	(120)	4,268
ABS	8,665	(1)	34	(309)	8,389
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	June 30, 2024
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,473	$2,440
Due after one year through five years	19,689	18,840
Due after five years through ten years	25,681	23,139
Due after ten years	60,861	50,540
CLO, ABS, CMBS and RMBS	56,118	54,431
Total AFS securities	164,822	149,390
AFS securities – related parties
Due after one year through five years	909	910
Due after five years through ten years	122	123
Due after ten years	436	387
CLO and ABS	15,985	15,624
Total AFS securities – related parties	17,452	17,044
Total AFS securities, including related parties	$182,274	$166,434

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	June 30, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$1,607	$(60)	$3,655	$(1,048)	$5,262	$(1,108)
U.S. state, municipal and political subdivisions	42	(2)	889	(255)	931	(257)
Foreign governments	880	(184)	707	(280)	1,587	(464)
Corporate	20,579	(698)	47,371	(11,357)	67,950	(12,055)
CLO	1,638	(11)	3,835	(242)	5,473	(253)
ABS	1,081	(25)	5,330	(422)	6,411	(447)
CMBS	547	(5)	2,090	(390)	2,637	(395)
RMBS	958	(19)	1,899	(239)	2,857	(258)
Total AFS securities	27,332	(1,004)	65,776	(14,233)	93,108	(15,237)
AFS securities – related parties
Corporate	184	(29)	386	(34)	570	(63)
CLO	223	—	848	(47)	1,071	(47)
ABS	1,770	(44)	3,546	(294)	5,316	(338)
Total AFS securities – related parties	2,177	(73)	4,780	(375)	6,957	(448)
Total AFS securities, including related parties	$29,509	$(1,077)	$70,556	$(14,608)	$100,065	$(15,685)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,013	$(94)	$2,389	$(735)	$4,402	$(829)
U.S. state, municipal and political subdivisions	123	(5)	888	(245)	1,011	(250)
Foreign governments	690	(13)	760	(242)	1,450	(255)
Corporate	7,752	(474)	50,028	(10,311)	57,780	(10,785)
CLO	689	(2)	11,579	(543)	12,268	(545)
ABS	2,129	(75)	4,378	(458)	6,507	(533)
CMBS	859	(12)	1,967	(406)	2,826	(418)
RMBS	467	(9)	2,057	(263)	2,524	(272)
Total AFS securities	14,722	(684)	74,046	(13,203)	88,768	(13,887)
AFS securities – related parties
Corporate	548	(35)	382	(37)	930	(72)
CLO	397	(16)	2,592	(102)	2,989	(118)
ABS	2,008	(66)	2,793	(225)	4,801	(291)
Total AFS securities – related parties	2,953	(117)	5,767	(364)	8,720	(481)
Total AFS securities, including related parties	$17,675	$(801)	$79,813	$(13,567)	$97,488	$(14,368)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	June 30, 2024
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	8,317	6,930
AFS securities – related parties	130	80

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. Athene did not recognize the unrealized losses in income, unless as required for hedge accounting, as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended June 30, 2024
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$127	$41	$—	$—	$—	$168
CLO	1	—	—	—	(1)	—
ABS	51	10	—	(1)	7	67
CMBS	31	25	—	—	1	57
RMBS	387	1	—	(6)	(4)	378
Total AFS securities	597	77	—	(7)	3	670
AFS securities – related parties, ABS	1	—	—	—	—	1
Total AFS securities, including related parties	$598	$77	$—	$(7)	$3	$671

	Three months ended June 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	79	—	—	—	(6)	73
CLO	4	—	—	—	(1)	3
ABS	31	1	—	—	3	35
CMBS	5	2	—	—	(1)	6
RMBS	356	8	11	(4)	6	377
Total AFS securities	502	11	11	(4)	1	521
AFS securities – related parties
CLO	1	—	—	—	(1)	—
ABS	—	1	—	—	—	1
Total AFS securities – related parties	1	1	—	—	(1)	1
Total AFS securities, including related parties	$503	$12	$11	$(4)	$—	$522

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2024
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$48	$—	$(8)	$(1)	$168
CLO	2	—	—	—	(2)	—
ABS	49	12	—	(1)	7	67
CMBS	29	26	—	—	2	57
RMBS	381	5	—	(10)	2	378
Total AFS securities	590	91	—	(19)	8	670
AFS securities – related parties, ABS	1	—	—	—	—	1
Total AFS securities, including related parties	$591	$91	$—	$(19)	$8	$671

	Six months ended June 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	61	21	—	(6)	(3)	73
CLO	7	1	—	—	(5)	3
ABS	29	1	—	—	5	35
CMBS	5	3	—	—	(2)	6
RMBS	329	11	39	(8)	6	377
Total AFS securities	458	37	39	(14)	1	521
AFS securities – related parties
CLO	1	—	—	—	(1)	—
ABS	—	1	—	—	—	1
Total AFS securities – related parties	1	1	—	—	(1)	1
Total AFS securities, including related parties	$459	$38	$39	$(14)	$—	$522

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income

Net investment income by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
AFS securities	$2,340	$1,649	$4,477	$3,118
Trading securities	44	44	85	86
Equity securities	29	25	46	40
Mortgage loans	890	543	1,704	990
Investment funds	(19)	27	(10)	61
Funds withheld at interest	359	453	722	882
Other	189	219	400	407
Investment revenue	3,832	2,960	7,424	5,584
Investment expenses	(28)	(12)	(44)	(24)
Net investment income	$3,804	$2,948	$7,380	$5,560

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
AFS securities[1]
Gross realized gains on investment activity	$125	$141	$192	$324
Gross realized losses on investment activity	(218)	(112)	(565)	(216)
Net realized investment gains (losses) on AFS securities	(93)	29	(373)	108
Net recognized investment gains (losses) on trading securities	(33)	(32)	(98)	32
Net recognized investment gains (losses) on equity securities	(12)	(13)	27	(31)
Net recognized investment gains (losses) on mortgage loans	93	(204)	(265)	73
Derivative gains (losses)	(553)	421	878	1,414
Provision for credit losses	(90)	(111)	(100)	(177)
Other gains	554	276	1,474	12
Investment related gains (losses)	$(134)	$366	$1,543	$1,431

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $7,048 million and $2,054 million for the three months ended June 30, 2024 and 2023, respectively, and $10,766 million and $3,194 million for the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Trading securities	$(20)	$(23)	$(40)	$40
Trading securities – related parties	(1)	(4)	(1)	(1)
Equity securities	(7)	(7)	28	3
Equity securities – related parties	(1)	4	(4)	(7)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition:

(In millions)	June 30, 2024	December 31, 2023
Less than 30 days	$1,200	$686
91 days to 1 year	1,097	—
Greater than 1 year	1,569	3,167
Payables for repurchase agreements	$3,866	$3,853

The following table summarizes the securities pledged as collateral for repurchase agreements:

	June 30, 2024		December 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$1,665	$1,204	$—	$—
Foreign governments	141	95	137	99
Corporate	1,859	1,562	2,735	2,307
CLO	584	587	580	579
ABS	608	549	1,207	1,086
Total securities pledged under repurchase agreements	$4,857	$3,997	$4,659	$4,071

Reverse Repurchase Agreements

As of June 30, 2024 and December 31, 2023, amounts loaned under reverse repurchase agreements were $980 million and $947 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities and commercial mortgage loans, was $1,946 million and $1,504 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans include both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 6 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	June 30, 2024	December 31, 2023
Commercial mortgage loans	$31,339	$27,630
Commercial mortgage loans under development	1,240	1,228
Total commercial mortgage loans	32,579	28,858
Mark to fair value	(2,385)	(2,246)
Commercial mortgage loans	30,194	26,612
Residential mortgage loans	26,812	21,894
Mark to fair value	(921)	(937)
Residential mortgage loans	25,891	20,957
Mortgage loans	$56,085	$47,569

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$11,042	36.6%	$9,591	36.0%
Office building	4,030	13.3%	4,455	16.7%
Industrial	5,532	18.4%	4,143	15.6%
Hotels	2,994	9.9%	2,913	11.0%
Retail	2,085	6.9%	2,158	8.1%
Other commercial	4,511	14.9%	3,352	12.6%
Total commercial mortgage loans	$30,194	100.0%	$26,612	100.0%

U.S. region
East North Central	$1,695	5.6%	$1,517	5.7%
East South Central	438	1.5%	523	2.0%
Middle Atlantic	8,003	26.5%	7,147	26.9%
Mountain	1,309	4.3%	1,196	4.5%
New England	1,329	4.4%	1,295	4.9%
Pacific	5,760	19.1%	4,860	18.3%
South Atlantic	4,771	15.8%	4,583	17.2%
West North Central	224	0.7%	249	0.9%
West South Central	1,777	5.9%	1,228	4.6%
Total U.S. region	25,306	83.8%	22,598	85.0%
International region
United Kingdom	2,838	9.4%	2,343	8.7%
Other international[1]	2,050	6.8%	1,671	6.3%
Total international region	4,888	16.2%	4,014	15.0%
Total commercial mortgage loans	$30,194	100.0%	$26,612	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	June 30, 2024	December 31, 2023
U.S. States
California	26.7%	27.6%
Florida	12.3%	12.0%
Texas	6.7%	6.1%
New York	5.5%	5.9%
Other[1]	39.7%	39.4%
Total U.S. residential mortgage loan percentage	90.9%	91.0%
International
United Kingdom	5.0%	4.0%
Other[1]	4.1%	5.0%
Total international residential mortgage loan percentage	9.1%	9.0%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity funds	$81	75.7%	$82	75.3%
Hybrid funds	20	18.7%	20	18.3%
Other	6	5.6%	7	6.4%
Total investment funds	107	100.0%	109	100.0%
Investment funds – related parties
Strategic origination platforms	49	3.0%	47	2.9%
Insurance platforms	1,295	80.0%	1,300	79.7%
Apollo and other fund investments
Equity funds	249	15.4%	254	15.6%
Yield funds	6	0.4%	8	0.5%
Other	20	1.2%	23	1.3%
Total investment funds – related parties	1,619	100.0%	1,632	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	6,308	35.8%	5,594	35.4%
Insurance platforms	432	2.5%	483	3.1%
Apollo and other fund investments
Equity funds	3,621	20.5%	3,302	20.9%
Hybrid funds	4,600	26.1%	4,242	26.7%
Yield funds	1,315	7.5%	1,356	8.6%
Other	1,345	7.6%	843	5.3%
Total investment funds – consolidated VIEs	17,621	100.0%	15,820	100.0%
Total investment funds, including related parties and consolidated VIEs	$19,347		$17,561

Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	June 30, 2024
AP Grange Holdings, LLC	$4,695
Atlas[1]	3,345
Wheels[1]	1,640

December 31, 2023
Wheels[1]	$1,591
AT&T Inc.	1,526

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

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	11,954	$594	$160	9,034	$477	$230
Forwards	4,834	353	21	6,294	275	102
Interest rate swaps	4,506	—	617	4,468	—	521
Forwards on net investments	210	1	—	219	—	6
Interest rate swaps	24,004	62	160	10,031	29	95
Total derivatives designated as hedges		1,010	958		781	954
Derivatives not designated as hedges
Equity options	80,409	5,432	98	73,881	3,809	102
Futures	51	121	21	35	72	—
Foreign currency swaps	8,784	257	209	8,072	230	244
Interest rate swaps	1,873	75	5	3,499	81	9
Other swaps	2,546	7	1	2,588	39	1
Foreign currency forwards	35,629	586	1,920	28,236	286	685
Embedded derivatives
Funds withheld, including related parties		(4,000)	(14)		(4,100)	(64)
Interest sensitive contract liabilities		—	11,234		—	9,059
Total derivatives not designated as hedges		2,478	13,474		417	10,036
Total derivatives		$3,488	$14,432		$1,198	$10,990

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2031. During the three months ended June 30, 2024 and 2023, Athene recognized gains of $18 million and losses of $53 million, respectively, in other comprehensive income (“OCI”) associated with these hedges. During the six months ended June 30, 2024 and 2023, Athene recognized losses of $3 million and $126 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, no amounts were expected to be reclassified to income within the next 12 months.

Fair Value Hedges

Athene uses foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	June 30, 2024		December 31, 2023
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$4,887	$(198)	$4,883	$(15)
Foreign currency swaps	8,737	(358)	6,820	(141)
Interest sensitive contract liabilities
Foreign currency swaps	1,997	67	1,438	19
Foreign currency interest rate swaps	3,960	463	4,010	363
Interest rate swaps	16,887	265	6,910	189

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended June 30, 2024
Investment related gains (losses)
Foreign currency forwards	$43	$(51)	$(8)	$13	$(3)
Foreign currency swaps	43	(24)	19	—	—
Foreign currency interest rate swaps	(7)	6	(1)	—	—
Interest rate swaps	(9)	1	(8)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	24	(23)	1	—	—
Three months ended June 30, 2023
Investment related gains (losses)
Foreign currency forwards	$(35)	$37	$2	$(42)	$3
Foreign currency swaps	(43)	45	2	—	—
Foreign currency interest rate swaps	7	(10)	(3)	—	—
Interest rate swaps	(120)	120	—	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	13	(15)	(2)	—	—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Six months ended June 30, 2024
Investment related gains (losses)
Foreign currency forwards	$179	$(183)	$(4)	$31	$6
Foreign currency swaps	155	(138)	17	—	—
Foreign currency interest rate swaps	(123)	123	—	—	—
Interest rate swaps	(115)	76	(39)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	40	(39)	1	—	—
Six months ended June 30, 2023
Investment related gains (losses)
Foreign currency forwards	$(105)	$110	$5	$45	$7
Foreign currency swaps	(102)	109	7	—	—
Foreign currency interest rate swaps	85	(80)	5	—	—
Interest rate swaps	(18)	16	(2)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	28	(30)	(2)	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Foreign currency forwards	$2	$(61)	$(15)	$2
Foreign currency swaps	64	(57)	26	57

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended June 30, 2024 and 2023, these derivatives had losses of $0 million and $4 million, respectively. During the six months ended June 30, 2024 and 2023, these derivatives had gains of $3 million and losses of $8 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2024 and December 31, 2023, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $29 million and $26 million, respectively. During the three and six months ended June 30, 2024 and 2023, there were no amounts deemed ineffective.

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

Interest rate swaps

Athene uses interest rate swaps to reduce market risks from interest rate changes and to alter interest rate exposure arising from duration mismatches between assets and liabilities. With an interest rate swap, Athene agrees with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed-upon notional principal amount at specified intervals.

Other swaps

Other swaps include total return swaps, credit default swaps and swaptions. Athene purchases total rate of return swaps to gain exposure and benefit from a reference asset or index without ownership. Credit default swaps provide a measure of protection against the default of an issuer or allow Athene to gain credit exposure to an issuer or traded index. Athene uses credit default swaps coupled with a bond to synthetically create the characteristics of a reference bond. Swaptions provide an option to enter into an interest rate swap and are used by Athene to hedge against interest rate exposure.

Embedded derivatives

Athene has embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modco or funds withheld basis and indexed annuity products.

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Equity options	$105	$991	$1,702	$1,341
Futures	(1)	61	126	95
Swaps	(69)	29	(30)	62
Foreign currency forwards	(556)	(168)	(866)	(337)
Embedded derivatives on funds withheld	(112)	(262)	(187)	341
Amounts recognized in investment related gains (losses)	(633)	651	745	1,502
Embedded derivatives in indexed annuity products[1]	182	(1,055)	(995)	(1,528)
Total gains (losses) on derivatives not designated as hedges	$(451)	$(404)	$(250)	$(26)

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Collateral arrangements typically require the posting of collateral in connection with its derivative instruments. Collateral agreements often contain posting thresholds, some of which may vary depending on the posting party’s financial strength ratings. Additionally, a decrease in Athene’s financial strength rating to a specified level can result in settlement of the derivative position.

The estimated fair value of Athene’s net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2024
Derivative assets	$7,488	$(1,879)	$(5,994)	$(385)	$—	$(385)
Derivative liabilities	(3,212)	1,879	1,753	420	2	422

December 31, 2023
Derivative assets	$5,298	$(1,497)	$(3,676)	$125	$—	$125
Derivative liabilities	(1,995)	1,497	848	350	—	350

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of June 30, 2024 and December 31, 2023, amounts not subject to master netting or similar agreements were immaterial.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024[1]	2023[1]	2024[1]	2023[1]
Net gains (losses) from investment activities	$(25)	$(6)	$(7)	$24
Interest and other income	62	41	94	74
Interest and other expenses	(36)	(23)	(61)	(52)
Net gains (losses) from investment activities of consolidated variable interest entities	$1	$12	$26	$46

[1] Amounts reflect consolidation eliminations.

In addition, we recognize revenues and expenses of certain consolidated VIEs within management fees, investment income (loss), compensation and benefits and general, administrative and other. For the three and six months ended June 30, 2024, the Company recorded $8 million and $18 million, respectively, of revenues and $0 million and $2 million, respectively, of expenses related to the activities of these VIEs. For the three and six months ended June 30, 2023, the Company recorded $2 million and $3 million, respectively, of revenues related to the activities of these VIEs.

Subscription Lines

Included within other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	June 30, 2024			December 31, 2023
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$1,727	7.78%	0.08	$1,072	7.16%	0.09
Total – Asset Management	$1,727			$1,072

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of June 30, 2024, the Company was not aware of any instances of non-compliance with any of these covenants.

Reverse Repurchase Agreements

As of December 31, 2023, fair value of collateral received under reverse repurchase agreements was $453 million. There was no rehypothecation of the collateral received under reverse repurchase agreements as of December 31, 2023.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenues of Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Trading securities	$30	$25	$65	$48
Mortgage loans	31	30	61	54
Investment funds	—	—	21	35
Other	1	(1)	(4)	(1)
Net investment income	62	54	143	136
Net recognized investment gains (losses) on trading securities	(8)	(5)	(8)	1
Net recognized investment losses on mortgage loans	(2)	(29)	(28)	(20)
Net recognized investment gains on investment funds	319	315	679	539
Other gains (losses)	(5)	12	(9)	(28)
Investment related gains (losses)	304	293	634	492
Revenues of consolidated variable interest entities	$366	$347	$777	$628

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	June 30, 2024	December 31, 2023
Maximum Loss Exposure[1,2]	$802	$325

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2024		December 31, 2023
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$107	$864	$109	$876
Investment in related parties – investment funds	1,619	2,653	1,632	2,377
Assets of consolidated VIEs – investment funds	17,621	24,161	15,820	22,129
Investment in fixed maturity securities	54,831	59,155	48,155	50,623
Investment in related parties – fixed maturity securities	16,343	19,436	13,495	15,608
Investment in related parties – equity securities	314	314	318	318
Total non-consolidated investments	$90,835	$106,583	$79,529	$91,931

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	June 30, 2024
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$2,854	$—	$—		$—	$2,854
Restricted cash and cash equivalents	2	—	—		—	2
Cash and cash equivalents of VIEs	473	—	—		—	473
Investments, at fair value	202	2	1,160	[1]	72	1,436
Investments of consolidated VIEs	—	25	1,507		167	1,699
Due from related parties[2]	—	—	29		—	29
Derivative assets[3]	—	—	10		—	10
Total Assets – Asset Management	3,531	27	2,706		239	6,503
Retirement Services
AFS Securities
U.S. government and agencies	6,037	7	—		—	6,044
U.S. state, municipal and political subdivisions	—	954	—		—	954
Foreign governments	670	887	34		—	1,591
Corporate	10	78,246	8,114		—	86,370
CLO	—	24,153	—		—	24,153
ABS	—	7,026	8,420		—	15,446
CMBS	—	7,234	20		—	7,254
RMBS	—	7,317	261		—	7,578
Total AFS securities	6,717	125,824	16,849		—	149,390
Trading securities	23	1,583	37		—	1,643
Equity securities	208	867	36		—	1,111
Mortgage loans	—	—	52,645		—	52,645
Funds withheld at interest – embedded derivative	—	—	(3,283)		—	(3,283)
Derivative assets	162	7,325	1		—	7,488
Short-term investments	318	114	80		—	512
Other investments	—	553	904		—	1,457
Cash and cash equivalents	13,004	—	—		—	13,004
Restricted cash and cash equivalents	1,093	—	—		—	1,093
Investments in related parties
AFS securities
Corporate	—	226	1,194		—	1,420
CLO	—	4,051	521		—	4,572
ABS	—	472	10,580		—	11,052
Total AFS securities – related parties	—	4,749	12,295		—	17,044
Trading securities	—	—	719		—	719
Equity securities	67	—	247		—	314
Mortgage loans	—	—	1,320		—	1,320
Investment funds	—	—	1,066		—	1,066
Funds withheld at interest – embedded derivative	—	—	(717)		—	(717)
Other investments	—	—	335		—	335
Reinsurance recoverable	—	—	1,518		—	1,518
Other assets[5]	—	—	371		—	371

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2024
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Assets of consolidated VIEs
Trading securities	—	357	1,876	—	2,233
Mortgage loans	—	—	2,120	—	2,120
Investment funds	—	—	913	16,708	17,621
Other investments	5	1	113	—	119
Cash and cash equivalents	557	—	—	—	557
Total Assets – Retirement Services	22,154	141,373	89,445	16,708	269,680
Total Assets	$25,685	$141,400	$92,151	$16,947	$276,183
Liabilities
Asset Management
Contingent consideration obligations[4]	$—	$—	$59	$—	$59
Derivative liabilities[3]	—	5	—	—	5
Total Liabilities – Asset Management	—	5	59	—	64
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	11,234	—	11,234
Universal life benefits	—	—	769	—	769
Future policy benefits
AmerUs Closed Block	—	—	1,120	—	1,120
ILICO Closed Block and life benefits	—	—	529	—	529
Market risk benefits[5]	—	—	3,727	—	3,727
Derivative liabilities	37	3,174	1	—	3,212
Other liabilities	—	—	253	—	253
Total Liabilities – Retirement Services	37	3,174	17,633	—	20,844
Total Liabilities	$37	$3,179	$17,692	$—	$20,908

(Concluded)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$2,748	$—	$—		$—	$2,748
Restricted cash and cash equivalents	2	—	—		—	2
Cash and cash equivalents of VIEs	62	—	—		—	62
Investments, at fair value	202	38	1,188	[1]	61	1,489
Investments of consolidated VIEs	—	16	1,492		127	1,635
Due from related parties[2]	—	—	37		—	37
Derivative assets[3]	—	—	13		—	13
Total Assets – Asset Management	3,014	54	2,730		188	5,986
Retirement Services
AFS Securities
U.S. government and agencies	5,392	7	—		—	5,399
U.S. state, municipal and political subdivisions	—	1,046	—		—	1,046
Foreign governments	895	964	40		—	1,899
Corporate	10	75,711	2,525		—	78,246
CLO	—	20,207	—		—	20,207
ABS	—	6,440	6,943		—	13,383
CMBS	—	6,570	21		—	6,591
RMBS	—	7,302	265		—	7,567
Total AFS securities	6,297	118,247	9,794		—	134,338
Trading securities	24	1,654	28		—	1,706
Equity securities	210	699	26		—	935
Mortgage loans	—	—	44,115		—	44,115
Funds withheld at interest – embedded derivative	—	—	(3,379)		—	(3,379)
Derivative assets	108	5,190	—		—	5,298
Short-term investments	—	236	105		—	341
Other investments	—	313	630		—	943
Cash and cash equivalents	13,020	—	—		—	13,020
Restricted cash and cash equivalents	1,761	—	—		—	1,761
Investments in related parties
AFS securities
Corporate	—	181	1,171		—	1,352
CLO	—	3,762	506		—	4,268
ABS	—	563	7,826		—	8,389
Total AFS securities – related parties	—	4,506	9,503		—	14,009
Trading securities	—	—	838		—	838
Equity securities	63	—	255		—	318
Mortgage loans	—	—	1,281		—	1,281
Investment funds	—	—	1,082		—	1,082
Funds withheld at interest – embedded derivative	—	—	(721)		—	(721)
Other investments	—	—	343		—	343
Reinsurance recoverable	—	—	1,367		—	1,367
Other assets[5]	—	—	378		—	378
Assets of consolidated VIEs
Trading securities	—	284	1,852		—	2,136
Mortgage loans	—	—	2,173		—	2,173
Investment funds	—	—	977		14,843	15,820

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Other investments	—	2	101	—	103
Cash and cash equivalents	98	—	—	—	98
Total Assets – Retirement Services	21,581	131,131	70,748	14,843	238,303
Total Assets	$24,595	$131,185	$73,478	$15,031	$244,289
Liabilities
Asset Management
Other liabilities of consolidated VIEs, at fair value	$—	$3	$—	$—	$3
Contingent consideration obligations[4]	—	—	93	—	93
Derivative liabilities[3]	—	42	—	—	42
Total Liabilities – Asset Management	—	45	93	—	138
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	9,059	—	9,059
Universal life benefits	—	—	834	—	834
Future policy benefits
AmerUs Closed Block	—	—	1,178	—	1,178
ILICO Closed Block and life benefits	—	—	522	—	522
Market risk benefits[5]	—	—	3,751	—	3,751
Derivative liabilities	17	1,977	1	—	1,995
Other liabilities	—	(64)	330	—	266
Total Liabilities – Retirement Services	17	1,913	15,675	—	17,605
Total Liabilities	$17	$1,958	$15,768	$—	$17,743

(Concluded)
[1] Investments as of June 30, 2024 and December 31, 2023 excludes $215 million and $218 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[2] Due from related parties represents a receivable from a fund.
[3] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
4 As of June 30, 2024 and December 31, 2023, Other liabilities includes $2 million and $26 million, respectively, of contingent obligations related to the Griffin Capital acquisition, classified as Level 3 and also includes profit sharing payable of $57 million and $67 million, respectively, related to other contingent obligations classified as Level 3.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	June 30, 2024
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$862	Discounted cash flow	Discount rate	10.3% – 52.8%	17.2%	[1]
	115	Direct capitalization	Capitalization rate	6.8%	6.8%
	183	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	29	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	10	Option model	Volatility rate	62.5%	62.5%
Investments of consolidated VIEs
Bank loans	13	Discounted cash flow	Discount rate	8.8% – 15.2%	13.2%	[1]
	357	Adjusted transaction value	N/A	N/A	N/A
Equity securities	461	Dividend discount model	Discount rate	13.5%	13.5%
	93	Adjusted transaction value	N/A	N/A	N/A
Bonds	22	Discounted cash flow	Discount rate	13.5%	13.5%
	561	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS, trading and equity securities	18,966	Discounted cash flow	Discount rate	5.0% – 18.3%	7.7%	[1]
Mortgage loans[2]	56,085	Discounted cash flow	Discount rate	1.6% – 31.3%	7.9%	[1]
Investment funds[2]	1,548	Discounted cash flow	Discount rate	6.7% – 13.5%	11.4%	[1]
	432	Net tangible asset values	Implied multiple	1.35x	1.35x
Financial Liabilities
Asset Management
Contingent consideration obligations	59	Discounted cash flow	Discount rate	20.0% – 25.0%	23.7%	[1]
		Option model	Volatility rate	25.5% – 29.7%	27.6%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	11,234	Discounted cash flow	Nonperformance risk	0.4% – 1.3%	0.9%	[3]
			Option budget	0.5% – 6.0%	2.6%	[4]
			Surrender rate	6.0% – 14.6%	8.7%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended June 30, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,191	$(29)	$—	$8	$—	$1,170	$(18)	$—
Investments of consolidated VIEs	2,110	(29)	—	(504)	(70)	1,507	(2)	—
Total Level 3 assets – Asset Management	$3,301	$(58)	$—	$(496)	$(70)	$2,677	$(20)	$—
Assets – Retirement Services
AFS securities
Foreign governments	$40	$—	$—	$(6)	$—	$34	$—	$—
Corporate	3,378	(1)	5	5,463	(731)	8,114	(1)	21
ABS	7,165	(17)	(12)	1,349	(65)	8,420	—	(15)
CMBS	21	(1)	—	—	—	20	—	(1)
RMBS	265	2	1	(5)	(2)	261	—	(1)
Trading securities	40	—	—	(3)	—	37	—	—
Equity securities	27	—	—	—	9	36	—	—
Mortgage loans	48,207	70	—	4,368	—	52,645	69	—
Funds withheld at interest – embedded derivative	(3,362)	79	—	—	—	(3,283)	—	—
Derivative assets	1	—	—	—	—	1	—	—
Short-term investments	101	—	—	(20)	(1)	80	—	—
Other investments	751	(3)	—	156	—	904	(3)	—
Investments in related parties
AFS securities
Corporate	1,175	—	22	(3)	—	1,194	—	22
CLO	520	—	1	—	—	521	—	1
ABS	10,043	17	(39)	559	—	10,580	(1)	(40)
Trading securities	781	(1)	—	(61)	—	719	(1)	—
Equity securities	249	(2)	—	—	—	247	(2)	—
Mortgage loans	1,263	19	—	38	—	1,320	19	—
Investment funds	1,067	(1)	—	—	—	1,066	(1)	—
Funds withheld at interest – embedded derivative	(723)	6	—	—	—	(717)	—	—
Other investments	336	(1)	—	—	—	335	(1)	—
Reinsurance recoverable	1,468	(40)	—	90	—	1,518	—	—
Assets of consolidated VIEs
Trading securities	1,770	(18)	—	124	—	1,876	(18)	—
Mortgage loans	2,147	(7)	—	(20)	—	2,120	(7)	—
Investment funds	951	(38)	—	—	—	913	(38)	—
Other investments	115	(2)	—	—	—	113	(2)	—
Total Level 3 assets – Retirement Services	$77,796	$61	$(22)	$12,029	$(790)	$89,074	$13	$(13)

Liabilities – Asset Management
Contingent consideration obligations	$127	$17	$—	$(85)	$—	$59	$—	$—
Total Level 3 liabilities – Asset Management	$127	$17	$—	$(85)	$—	$59	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(10,908)	$182	$—	$(508)	$—	$(11,234)	$—	$—
Universal life benefits	(788)	19	—	—	—	(769)	—	—
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future policy benefits
AmerUs Closed Block	(1,151)	31	—	—	—	(1,120)	—	—
ILICO Closed Block and life benefits	(553)	24	—	—	—	(529)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(229)	(27)	—	3	—	(253)	—	—
Total Level 3 liabilities – Retirement Services	$(13,630)	$229	$—	$(505)	$—	$(13,906)	$—	$—
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

(Continued)

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

(Concluded)
[1] Related to instruments held at end of period.

	Six months ended June 30, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,201	$(36)	$—	$5	$—	$1,170	$—	$—
Investments of consolidated VIEs	1,492	(29)	—	114	(70)	1,507	(1)	—
Total Level 3 assets – Asset Management	$2,693	$(65)	$—	$119	$(70)	$2,677	$(1)	$—

Assets – Retirement Services
AFS securities
Foreign governments	$40	$—	$—	$(6)	$—	$34	$—	$—
Corporate	2,525	(3)	7	6,307	(722)	8,114	(2)	19
ABS	6,943	(15)	1	1,474	17	8,420	—	—
CMBS	21	(1)	—	—	—	20	—	—
RMBS	265	3	1	(6)	(2)	261	—	(1)
Trading securities	28	—	—	(5)	14	37	(1)	—
Equity securities	26	—	—	1	9	36	—	—
Mortgage loans	44,115	(271)	—	8,801	—	52,645	(271)	—
Funds withheld at interest – embedded derivative	(3,379)	96	—	—	—	(3,283)	—	—
Derivative assets	—	—	—	—	1	1	—	—
Short-term investments	105	—	—	(24)	(1)	80	—	—
Other investments	630	(6)	—	280	—	904	(6)	—
Investments in related parties
AFS securities
Corporate	1,171	1	21	1	—	1,194	—	21
CLO	506	—	15	—	—	521	—	15
ABS	7,826	18	(53)	2,789	—	10,580	(6)	(55)
Trading securities	838	(1)	—	(118)	—	719	(1)	—
Equity securities	255	(8)	—	—	—	247	(7)	—
Mortgage loans	1,281	2	—	37	—	1,320	2	—
Investment funds	1,082	(16)	—	—	—	1,066	(16)	—

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Funds withheld at interest – embedded derivative	(721)	4	—	—	—	(717)	—	—
Other investments	343	(8)	—	—	—	335	(8)	—
Reinsurance recoverable	1,367	(48)	—	199	—	1,518	—	—
Assets of consolidated VIEs
Trading securities	1,852	(51)	—	69	6	1,876	(52)	—
Mortgage loans	2,173	(49)	—	(4)	—	2,120	(49)	—
Investment funds	977	(65)	—	1	—	913	(64)	—
Other investments	101	(4)	—	16	—	113	(3)	—
Total Level 3 assets – Retirement Services	$70,370	$(422)	$(8)	$19,812	$(678)	$89,074	$(484)	$(1)

Liabilities – Asset Management
Contingent consideration obligations	$93	$65	$—	$(99)	$—	$59	$—	$—
Total Level 3 liabilities – Asset Management	$93	$65	$—	$(99)	$—	$59	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(9,059)	$(995)	$—	$(1,180)	$—	$(11,234)	$—	$—
Universal life benefits	(834)	65	—	—	—	(769)	—	—
Future policy benefits
AmerUs Closed Block	(1,178)	58	—	—	—	(1,120)	—	—
ILICO Closed Block and life benefits	(522)	(7)	—	—	—	(529)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(330)	(37)	—	50	64	(253)	—	—
Total Level 3 liabilities – Retirement Services	$(11,924)	$(916)	$—	$(1,130)	$64	$(13,906)	$—	$—

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended June 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$8	$—	$—	$—	$8	$—	$—	$—
Investments of consolidated VIEs	788	—	(1,292)	—	(504)	—	(70)	(70)
Total Level 3 assets – Asset Management	$796	$—	$(1,292)	$—	$(496)	$—	$(70)	$(70)

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Corporate	5,549	—	(65)	(21)	5,463	89	(820)	(731)
ABS	1,558	—	(7)	(202)	1,349	205	(270)	(65)
RMBS	—	—	—	(5)	(5)	—	(2)	(2)
Trading securities	—	—	—	(3)	(3)	—	—	—
Equity securities	—	—	—	—	—	9	—	9
Mortgage loans	6,022	—	—	(1,654)	4,368	—	—	—
Short-term investments	1	—	—	(21)	(20)	—	(1)	(1)
Other investments	156	—	—	—	156	—	—	—
Investments in related parties
AFS securities
Corporate	—	—	(1)	(2)	(3)	—	—	—
ABS	1,894	—	(304)	(1,031)	559	—	—	—
Trading securities	2	—	—	(63)	(61)	—	—	—
Mortgage loans	87	—	—	(49)	38	—	—	—
Reinsurance recoverable	—	91	—	(1)	90	—	—	—
Assets of consolidated VIEs
Trading securities	163	—	(32)	(7)	124	—	—	—
Mortgage loans	23	—	—	(43)	(20)	—	—	—
Total Level 3 assets – Retirement Services	$15,455	$91	$(409)	$(3,108)	$12,029	$303	$(1,093)	$(790)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(85)	$(85)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(85)	$(85)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – Embedded derivative	$—	$(760)	$—	$252	$(508)	$—	$—	$—
Other liabilities	—	—	—	3	3	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(760)	$—	$255	$(505)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$18	$—	$(1)	$—	$17	$—	$—	$—
Investments of consolidated VIEs	1,728	—	(400)	—	1,328	—	—	—
Total Level 3 assets – Asset Management	$1,746	$—	$(401)	$—	$1,345	$—	$—	$—

Assets – Retirement Services
AFS securities
Foreign governments	$53	$—	$—	$(6)	$47	$—	$—	$—
Corporate	1,104	—	—	(34)	1,070	—	(244)	(244)
ABS	1,033	—	(20)	(119)	894	123	(623)	(500)
CMBS	—	—	—	—	—	12	—	12
RMBS	—	—	—	(3)	(3)	5	(236)	(231)
Trading securities	8	—	—	(11)	(3)	—	(2)	(2)
Mortgage loans	5,783	—	(31)	(838)	4,914	—	—	—
Other investments	325	—	—	(273)	52	—	—	—
Investments in related parties
AFS securities
Corporate	1	—	—	(3)	(2)	215	—	215
ABS	1,072	—	(162)	(467)	443	284	—	284
Trading securities	25	—	(37)	(2)	(14)	—	—	—
Mortgage loans	—	—	—	(19)	(19)	—	—	—
Assets of consolidated VIEs
Trading securities	10	—	(18)	—	(8)	109	(28)	81
Mortgage loans	13	—	—	(2)	11	—	—	—
Investment funds	—	—	—	—	—	327	(1,562)	(1,235)
Total Level 3 assets – Retirement Services	$9,427	$—	$(268)	$(1,777)	$7,382	$1,075	$(2,695)	$(1,620)

Liabilities – Retirement Services
Interest sensitive contract liabilities – Embedded derivative	$—	$(558)	$—	$162	$(396)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(558)	$—	$162	$(396)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$20	$—	$(15)	$—	$5	$—	$—	$—
Investments of consolidated VIEs	2,089	—	(1,975)	—	114	—	(70)	(70)
Total Level 3 assets – Asset Management	$2,109	$—	$(1,990)	$—	$119	$—	$(70)	$(70)

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Corporate	6,471	—	(67)	(97)	6,307	98	(820)	(722)
ABS	1,871	—	(7)	(390)	1,474	546	(529)	17
RMBS	—	—	—	(6)	(6)	—	(2)	(2)
Trading securities	—	—	—	(5)	(5)	14	—	14
Equity securities	2	—	(1)	—	1	9	—	9
Mortgage loans	11,708	—	(26)	(2,881)	8,801	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	3	—	(6)	(21)	(24)	—	(1)	(1)
Other investments	280	—	—	—	280	—	—	—
Investments in related parties
AFS securities
Corporate	6	—	(1)	(4)	1	—	—	—
ABS	4,587	—	(504)	(1,294)	2,789	—	—	—
Trading securities	4	—	—	(122)	(118)	—	—	—
Mortgage loans	87	—	—	(50)	37	—	—	—
Reinsurance recoverable	—	200	—	(1)	199	—	—	—
Assets of consolidated VIEs
Trading securities	163	—	(87)	(7)	69	6	—	6
Mortgage loans	55	—	—	(59)	(4)	—	—	—
Investment funds	1	—	—	—	1	—	—	—
Other investments	19	—	(3)	—	16	—	—	—
Total Level 3 assets – Retirement Services	$25,257	$200	$(702)	$(4,943)	$19,812	$674	$(1,352)	$(678)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(99)	$(99)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(99)	$(99)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(1,658)	$—	$478	$(1,180)	$—	$—	$—
Other liabilities	—	—	—	50	50	64	—	64
Total Level 3 liabilities – Retirement Services	$—	$(1,658)	$—	$528	$(1,130)	$64	$—	$64

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$26	$—	$(2)	$—	$24	$—	$—	$—
Investments of consolidated VIEs	2,599	—	(748)	—	1,851	—	(2)	(2)
Total Level 3 assets – Asset Management	$2,625	$—	$(750)	$—	$1,875	$—	$(2)	$(2)

Assets – Retirement Services
AFS securities
Foreign governments	$53	$—	$—	$(6)	$47	$—	$—	$—
Corporate	1,312	—	—	(116)	1,196	29	(453)	(424)
ABS	1,331	—	(20)	(262)	1,049	338	(899)	(561)
CMBS	—	—	—	—	—	12	—	12
RMBS	1	—	—	(4)	(3)	5	(236)	(231)
Trading securities	8	—	—	(15)	(7)	5	(16)	(11)
Equity securities	—	—	—	—	—	—	(13)	(13)
Mortgage loans	8,665	—	(63)	(1,444)	7,158	—	—	—
Short-term investments	—	—	—	(30)	(30)	26	—	26
Other investments	327	—	—	(431)	(104)	—	—	—
Investments in related parties
AFS securities
Corporate	157	—	—	(6)	151	215	—	215
CLO	185	—	—	—	185	—	—	—
ABS	2,706	—	(162)	(686)	1,858	284	—	284
Trading securities	27	—	(37)	(3)	(13)	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(23)	(23)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	20	—	(30)	—	(10)	128	(31)	97
Mortgage loans	59	—	—	(3)	56	—	—	—
Investment funds	—	—	(8)	—	(8)	475	(1,610)	(1,135)
Other investments	5	—	(7)	—	(2)	—	—	—
Total Level 3 assets – Retirement Services	$14,930	$—	$(327)	$(3,061)	$11,542	$1,517	$(3,258)	$(1,741)

Liabilities – Retirement Services
Interest sensitive contract liabilities – Embedded derivative	$—	$(1,135)	$—	$306	$(829)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(1,135)	$—	$306	$(829)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Trading securities	$(40)	$(32)	$(100)	$32
Mortgage loans	82	(221)	(318)	75
Investment funds	3	25	(25)	89
Future policy benefits	31	31	58	5
Other	(11)	(21)	4	(67)
Total gains (losses)	$65	$(218)	$(381)	$134

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

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	June 30, 2024	December 31, 2023
Unpaid principal balance	$59,391	$50,752
Mark to fair value	(3,306)	(3,183)
Fair value	$56,085	$47,569

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2024	December 31, 2023
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$518	$221
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(220)	(74)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$298	$147

Fair value of commercial mortgage loans 90 days or more past due	$143	$64
Fair value of commercial mortgage loans in non-accrual status	298	147

The following represents the residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2024	December 31, 2023
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$749	$528
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(63)	(49)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$686	$479

Fair value of residential mortgage loans 90 days or more past due[1]	$686	$479
Fair value of residential mortgage loans in non-accrual status	593	355

1 As of June 30, 2024 and December 31, 2023, includes $93 million and $124 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Mortgage loans	$3	$(8)	$(30)	$(11)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Financial Instruments Without Readily Determinable Fair Values

Athene elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. The equity securities are held at cost less any impairment. The carrying amount of the equity securities was $358 million, net of an impairment of $42 million, as of June 30, 2024 and December 31, 2023.

Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	June 30, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	325	325	—	—	325	—
Funds withheld at interest	25,110	25,110	—	—	—	25,110
Short-term investments	224	224	—	—	—	224
Other investments	27	36	—	—	—	36
Investments in related parties
Investment funds	553	553	553	—	—	—
Funds withheld at interest	6,336	6,336	—	—	—	6,336
Short-term investments	756	756	—	—	756	—
Total financial assets not carried at fair value	$33,438	$33,447	$660	$—	$1,081	$31,706

Financial liabilities
Interest sensitive contract liabilities	$175,038	$164,691	$—	$—	$—	$164,691
Debt	5,733	5,212	—	590	4,622	—
Securities to repurchase	3,866	3,866	—	—	3,866	—
Funds withheld liability	2,385	2,385	—	—	—	2,385
Total financial liabilities not carried at fair value	$187,022	$176,154	$—	$590	$8,488	$167,076

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$109	$109	$109	$—	$—	$—
Policy loans	334	334	—	—	334	—
Funds withheld at interest	27,738	27,738	—	—	—	27,738
Other investments	46	52	—	—	—	52
Investments in related parties
Investment funds	550	550	550	—	—	—
Funds withheld at interest	7,195	7,195	—	—	—	7,195
Short-term investments	947	947	—	—	947	—
Total financial assets not carried at fair value	$36,919	$36,925	$659	$—	$1,281	$34,985

Financial liabilities
Interest sensitive contract liabilities	$154,095	$146,038	$—	$—	$—	$146,038
Debt	4,209	3,660	—	—	3,660	—
Securities to repurchase	3,853	3,853	—	—	3,853	—
Funds withheld liability	350	350	—	—	350	—
Total financial liabilities not carried at fair value	$162,507	$153,901	$—	$—	$7,863	$146,038

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Other liabilities

Other liabilities include funds withheld liability embedded derivatives, as described above in funds withheld at interest embedded derivatives, and a ceded modco agreement of certain inforce funding agreement contracts for which Athene elected the fair value option. Athene estimates the fair value of the ceded modco agreement by discounting projected cash flows for net settlements and certain periodic and non-periodic payments. Unobservable inputs include estimates for asset portfolio returns and economic inputs used in the discount rate, including risk margin. Depending on the projected cash flows and other assumptions, the contract may be recorded as an asset or liability. The estimate is classified as Level 3.

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 8 for more information on Athene’s products.

	Six months ended June 30, 2024
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979
Additions	279	525	24	—	328	—	1,156
Amortization	(109)	(82)	(5)	(1)	(55)	(182)	(434)
Other	(2)	—	—	—	—	—	(2)
Balance at June 30, 2024	$1,058	$1,960	$29	$10	$1,243	$2,399	$6,699

	Six months ended June 30, 2023
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	298	405	1	2	285	—	991
Amortization	(42)	(41)	(2)	—	(23)	(183)	(291)
Balance at June 30, 2023	$560	$1,119	$10	$11	$661	$2,805	$5,166

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

	Six months ended June 30, 2024
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	13,436	8,823	14,511	708	37,478
Policy charges	(1)	(342)	—	—	(343)
Surrenders and withdrawals	(2,511)	(6,350)	—	(44)	(8,905)
Benefit payments	(557)	(845)	(6,032)	(113)	(7,547)
Interest credited	1,466	1,400	703	100	3,669
Foreign exchange	(357)	(4)	(180)	(583)	(1,124)
Other	—	—	(64)	(50)	(114)
Balance at June 30, 2024	$76,239	$95,829	$41,288	$7,647	$221,003

Weighted average crediting rate	4.2%	2.5%	4.3%	2.7%
Net amount at risk	$427	$15,185	$—	$71
Cash surrender value	71,380	87,449	—	6,404

	Six months ended June 30, 2023
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	12,174	5,808	1,648	2,607	22,237
Policy charges	(1)	(318)	—	—	(319)
Surrenders and withdrawals	(4,986)	(5,563)	(110)	(11)	(10,670)
Benefit payments	(505)	(826)	(1,910)	(167)	(3,408)
Interest credited	802	364	401	71	1,638
Foreign exchange	(31)	—	161	(218)	(88)
Other	(54)	—	(11)	(37)	(102)
Balance at June 30, 2023	$50,917	$92,125	$27,618	$6,967	$177,627

Weighted average crediting rate	3.5%	2.3%	2.7%	2.9%
Net amount at risk	$424	$14,158	$—	$104
Cash surrender value	48,135	84,200	—	4,442

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated statements of financial condition:

	June 30,
(In millions)	2024	2023
Traditional deferred annuities	$76,239	$50,917
Indexed annuities	95,829	92,125
Funding agreements	41,288	27,618
Other investment-type	7,647	6,967
Reconciling items[1]	7,386	6,732
Interest sensitive contract liabilities	$228,389	$184,359

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

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	June 30, 2024
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
< 2.0%	$26,755	$16,839	$118,863	$162,457
2.0% – < 4.0%	23,066	2,442	1,703	27,211
4.0% – < 6.0%	22,002	59	1	22,062
6.0% and greater	9,273	—	—	9,273
Total	$81,096	$19,340	$120,567	$221,003

	June 30, 2023
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
< 2.0%	$27,210	$19,740	$86,622	$133,572
2.0% – < 4.0%	29,994	2,285	408	32,687
4.0% – < 6.0%	10,141	9	1	10,151
6.0% and greater	1,217	—	—	1,217
Total	$68,562	$22,034	$87,031	$177,627

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies), and whole life insurance contracts.

The following is a rollforward by product within future policy benefits:

	Six months ended June 30, 2024
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Effect of actual to expected experience	—	(6)	(6)
Adjusted balance	—	1,129	1,129
Interest accrual	—	11	11
Net premium collected	—	(98)	(98)
Foreign exchange	—	(135)	(135)
Ending balance at original discount rate	—	907	907
Effect of changes in discount rate assumptions	—	38	38
Effect of foreign exchange on the change in discount rate assumptions	—	(3)	(3)
Ending balance	$—	$942	$942
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of actual to expected experience	(29)	(9)	(38)
Adjusted balance	51,206	3,267	54,473
Issuances	670	—	670
Interest accrual	901	35	936
Benefit payments	(2,243)	(44)	(2,287)
Foreign exchange	(6)	(404)	(410)
Ending balance at original discount rate	50,528	2,854	53,382
Effect of changes in discount rate assumptions	(7,537)	(45)	(7,582)
Effect of foreign exchange on the change in discount rate assumptions	1	(1)	—
Ending balance	$42,992	$2,808	$45,800

Net future policy benefits	$42,992	$1,866	$44,858

Weighted-average liability duration (in years)	9.4	32.2
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.6%	4.4%
Expected future gross premiums, undiscounted	$—	$1,201
Expected future gross premiums, discounted[1]	—	992
Expected future benefit payments, undiscounted	74,184	10,247

[1] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2023
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected future policy benefits
Beginning balance	$36,422	$—	$36,422
Effect of changes in discount rate assumptions	8,425	—	8,425
Effect of foreign exchange on the change in discount rate assumptions	(13)	—	(13)
Beginning balance at original discount rate	44,834	—	44,834
Effect of actual to expected experience	(60)	—	(60)
Adjusted balance	44,774	—	44,774
Issuances	9,097	—	9,097
Interest accrual	751	—	751
Benefit payments	(1,748)	—	(1,748)
Foreign exchange	33	—	33
Ending balance at original discount rate	52,907	—	52,907
Effect of changes in discount rate assumptions	(8,436)	—	(8,436)
Effect of foreign exchange on the change in discount rate assumptions	(2)	—	(2)
Ending balance	$44,469	$—	$44,469

Net future policy benefits	$44,469	$—	$44,469

Weighted-average liability duration (in years)	9.6	0.0
Weighted-average interest accretion rate	3.5%	—%
Weighted-average current discount rate	5.5%	—%
Expected future benefit payments, undiscounted	$77,248	$—

The following is a reconciliation of future policy benefits to the condensed consolidated statements of financial condition:

	June 30,
(In millions)	2024	2023
Payout annuities with life contingencies	$42,992	$44,469
Whole life	1,866	—
Reconciling items[1]	5,941	5,815
Future policy benefits	$50,799	$50,284

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of operations:

	Premiums		Interest expense
	Six months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Payout annuities with life contingencies	$655	$9,123	$901	$751
Whole life	105	—	23	—
Reconciling items[1]	14	14	—	—
Total	$774	$9,137	$924	$751

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

During the six months ended June 30, 2024, the present value of expected future policy benefits decreased by $2,572 million, which was driven by $2,287 million of benefit payments and a $1,431 million change in discount rate assumptions related to an increase in market observable rates, partially offset by $936 million of interest accrual.

During the six months ended June 30, 2023, the present value of expected future policy benefits increased by $8,047 million, which was driven by $9,097 million of issuances, primarily pension group annuities, and $751 million of interest accrual, partially offset by $1,748 million of benefit payments.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of operations:

	Six months ended June 30,
(In millions)	2024	2023
Reserves	$32	$60
Deferred profit liability	(29)	(44)
Negative VOBA	(10)	(10)
Total remeasurement gains (losses)	$(7)	$6

During the six months ended June 30, 2024 and 2023, Athene recorded reserve increases of $35 million and $111 million, respectively, on the condensed consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Six months ended June 30, 2024
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	159	159
Interest accrual	5	94	99
Attributed fees collected	1	174	175
Benefit payments	(2)	(27)	(29)
Effect of changes in interest rates	(11)	(372)	(383)
Effect of changes in equity	—	(81)	(81)
Effect of actual policyholder behavior compared to expected behavior	4	45	49
Balance, end of period, before changes in instrument-specific credit risk	191	3,163	3,354
Effect of changes in instrument-specific credit risk	(2)	4	2
Balance at June 30, 2024	189	3,167	3,356
Less: Reinsurance recoverable	—	(18)	(18)
Balance at June 30, 2024, net of reinsurance	$189	$3,149	$3,338

Net amount at risk	$427	$15,185
Weighted-average attained age of contract holders (in years)	76	69

	Six months ended June 30, 2023
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument-specific credit risk	183	2,672	2,855
Issuances	—	31	31
Interest accrual	5	70	75
Attributed fees collected	1	165	166
Benefit payments	(1)	(15)	(16)
Effect of changes in interest rates	3	71	74
Effect of changes in equity	—	(61)	(61)
Effect of actual policyholder behavior compared to expected behavior	3	35	38
Balance, end of period, before changes in instrument-specific credit risk	194	2,968	3,162
Effect of changes in instrument-specific credit risk	(15)	(385)	(400)
Balance at June 30, 2023	$179	$2,583	$2,762

Net amount at risk	$424	$14,158
Weighted-average attained age of contract holders (in years)	75	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of market risk benefits to the condensed consolidated statements of financial condition. Market risk benefit assets are included in other assets on the condensed consolidated statements of financial condition.

	June 30, 2024			June 30, 2023
(In millions)	Asset	Liability	Net Liability	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$189	$189	$—	$179	$179
Indexed annuities	371	3,538	3,167	433	3,016	2,583
Total	$371	$3,727	$3,356	$433	$3,195	$2,762

During the six months ended June 30, 2024, net market risk benefit liabilities decreased by $17 million, which was primarily driven by a decrease of $383 million related to changes in the risk-free discount rate across the curve, offset by $175 million in fees collected from policyholders and $159 million of issuances.

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

All inputs are used to project excess benefits and fees over a range of risk-neutral, stochastic interest rate scenarios. For indexed annuities, stochastic equity return scenarios are also included within the range. A risk margin is incorporated within the discount rate to reflect uncertainty in the projected cash flows such as variations in policyholder behavior, as well as a credit spread to reflect nonperformance risk, which is considered an unobservable input. Athene uses its public credit rating relative to the U.S. Treasury curve as of the valuation date to reflect its nonperformance risk in the fair value estimate of market risk benefits.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes the unobservable inputs for market risk benefits:

	June 30, 2024
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$3,356	Discounted cash flow	Nonperformance risk	0.4%	1.3%	1.2%	[1]	Decrease
			Option budget	0.5%	6.0%	2.1%	[2]	Decrease
			Surrender rate	3.1%	6.9%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.4%	[3]	Increase

	June 30, 2023
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$2,762	Discounted cash flow	Nonperformance risk	0.4%	1.8%	1.5%	[1]	Decrease
			Option budget	0.5%	5.7%	1.8%	[2]	Decrease
			Surrender rate	3.3%	6.9%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.1%	[3]	Increase
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

9. Profit Sharing Payable

Profit sharing payable was $1.8 billion and $1.7 billion as of June 30, 2024 and December 31, 2023, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2024	$1,669
Profit sharing expense	367
Payments/other	(234)
Profit sharing payable, June 30, 2024	$1,802

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

10. Income Taxes

The Company’s income tax provision totaled $261 million and $201 million for the three months ended June 30, 2024 and 2023, respectively, and totaled $683 million and $454 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective income tax rate was approximately 18.2% and 21.1% for the three months ended June 30, 2024 and 2023, respectively, and 18.8% and 16.6% for the six months ended June 30, 2024 and 2023, respectively.

AHL changed its domicile from Bermuda to the United States, causing AHL to become a U.S.-domiciled corporation and a U.S. taxpayer effective December 31, 2023 (the “Redomicile”) and will be subject to U.S. corporate income tax for 2024 and

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
future years. AHL’s Bermuda subsidiaries (and AHL for pre-Redomicile periods) file protective U.S. income tax returns. AHL’s U.S. subsidiaries file, and AHL for post-Redomicile periods will file, income tax returns with the U.S. federal government and various state governments.

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act of 2023 (“Bermuda CIT”). Commencing on January 1, 2025, the Bermuda CIT generally will impose a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that have been given pursuant to the Exempted Undertakings Tax Protection Act 1966. The Company recorded material deferred tax assets at December 31, 2023 as a result of the passage of the Bermuda CIT, primarily related to an estimated opening tax loss carryforward under the Bermuda CIT. Throughout 2024, the Company will evaluate and record applicable adjustments to these deferred tax assets. The Company evaluated the existing deferred tax assets and determined that no adjustments were necessary at June 30, 2024.

The U.K. enacted legislation in July 2023 implementing certain provisions of the Organisation for Economic Cooperation and Development’s “Pillar Two” global minimum tax initiative (“Pillar Two”) that will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023. On February 22, 2024, the U.K. enacted certain amendments to its Pillar Two legislation which similarly take effect for accounting periods beginning on or after December 31, 2023. The Company continues to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries, as such legislative changes could result in changes to our effective tax rate. The Company evaluated the enacted legislation and concluded there was no material impact to our effective tax rate for the three months ended June 30, 2024.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of June 30, 2024, the Company recorded $23 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would impact our effective tax rate. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States, the United Kingdom, and Bermuda (beginning January 1, 2025). There are no unremitted earnings with respect to the United Kingdom or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of June 30, 2024, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2020 through 2022 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2021. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2021. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. There are other examinations ongoing in other foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Debt

Company debt consisted of the following:

		June 30, 2024			December 31, 2023
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.00% 2024 Senior Notes[1,2]	May 30, 2024	$—	$—		$499	$496	[4]
4.40% 2026 Senior Notes[1,2]	May 27, 2026	499	490	[4]	498	490	[4]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	667	[4]	675	664	[4]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	496	436	[4]	496	432	[4]
6.38% 2033 Senior Notes[1,2]	November 15, 2033	492	529	[4]	492	539	[4]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	279	[4]	297	275	[4]
5.80% 2054 Senior Notes[1,2]	May 21, 2054	742	738	[4]	—	—
4.95% 2050 Subordinated Notes[1,2]	January 14, 2050	297	295	[4]	297	283	[4]
7.63% 2053 Subordinated Notes[1,2]	September 15, 2053	584	634	[5]	584	652	[5]
1.70% Secured Borrowing II	April 15, 2032	—	—		14	14	[4]
1.30% 2016 AMI Term Facility I	January 15, 2025	—	—		19	19	[3]
2.00% 2016 AMI Term Facility II	October 18, 2024	—	—		12	12	[3]
		4,082	4,068		3,883	3,876
Retirement Services
4.13% 2028 Senior Notes[1]	January 12, 2028	1,058	966	[4]	1,066	956	[4]
6.15% 2030 Senior Notes[1]	April 3, 2030	586	518	[4]	593	516	[4]
3.50% 2031 Senior Notes[1]	January 15, 2031	521	443	[4]	523	442	[4]
6.65% 2033 Senior Notes[1]	February 1, 2033	395	420	[4]	395	427	[4]
5.88% 2034 Senior Notes[1]	January 15, 2034	584	594	[4]	583	607	[4]
3.95% 2051 Senior Notes[1]	May 25, 2051	545	358	[4]	545	375	[4]
3.45% 2052 Senior Notes[1]	May 15, 2052	504	321	[4]	504	337	[4]
6.25% 2054 Senior Notes[1]	April 1, 2054	982	1,002	[4]	—	—
7.25% 2064 Subordinated Notes[1]	March 30, 2064	558	590	[5]	—	—
		5,733	5,212		4,209	3,660
Total Debt		$9,815	$9,280		$8,092	$7,536

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $41 million and $34 million as of June 30, 2024 and December 31, 2023, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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

Asset Management – Notes Issued and Repayments

On May 21, 2024, AGM issued $750 million aggregate principal amount of its 5.800% Senior Notes due 2054 (the “2054 Senior Notes”), at par value. The 2054 Senior Notes bear interest at a rate of 5.800% per annum and interest is payable semi-annually in arrears on May 21 and November 21 of each year, commencing on November 21, 2024. The 2054 Senior Notes will mature on May 21, 2054. The underwriting discount and related expenses are amortized into interest expense on the consolidated statements of operations over the term of the 2054 Senior Notes.

On May 30, 2024, AMH repaid in full the principal and accrued interest of the $500 million aggregate principal amount of its 4.00% 2024 Senior Notes.

The indentures governing the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2033 Senior Notes, the 2048 Senior Notes, the 2054 Senior Notes, the 2050 Subordinated Notes and the 2053 Subordinated Notes restrict the ability of AGM, AMH and the guarantors of the notes to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The indentures also provide for customary events of default.

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

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of June 30, 2024:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management - AMH credit facility	N/A	October 12, 2027	Citibank	The commitment fee on the $1.0 billion undrawn AMH credit facility as of June 30, 2024 was 0.08%.
Retirement Services - AHL credit facility	N/A	June 30, 2028	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total.
Retirement Services - AHL liquidity facility	N/A	June 27, 2025	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total.

Asset Management – Credit Facility

On October 12, 2022, AMH, as borrower, entered into a $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“AMH credit facility”). Borrowings under the AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. As of June 30, 2024, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of June 30, 2024, there were no amounts outstanding under the AMH credit facility and the Company was in compliance with all financial covenants under the facility.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AARe and AUSA under the AHL credit facility and the related loan documents. The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility.

The AHL credit facility contains various standard covenants with which Athene must comply, including the following:

1.Consolidated debt-to-capitalization ratio not to exceed 35%;
2.Minimum consolidated net worth of no less than $14.8 billion; and
3.Restrictions on Athene’s ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the AHL credit facility. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all financial covenants under the facility.

AHL Liquidity Facility—On June 28, 2024, AHL and ALRe entered into a new revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent, (“AHL liquidity facility”), which replaced Athene’s previous revolving credit agreement dated as of June 30, 2023. The previous credit agreement, and the commitments under it, expired on June 28, 2024. The AHL liquidity facility is unsecured and has a commitment termination date of June 27, 2025, subject to any extensions of additional 364-day periods with consent of extending lenders and/or “term-out” of outstanding loans (by which, at Athene’s election, the outstanding loans may be converted to term loans which shall have a maturity of up to one year after the original maturity date), in each case in accordance with the terms of the AHL liquidity facility. In connection with the AHL liquidity facility, ALRe guaranteed all of the obligations of AHL under the AHL liquidity facility and the related loan documents. The AHL liquidity facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility contains various standard covenants with which Athene must comply, including the following:

1.ALRe minimum consolidated net worth of no less than $10.2 billion; and
2.Restrictions on Athene’s ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on ALRe’s financial strength rating. Rates and terms are as defined in the AHL liquidity facility. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under the current or previous AHL liquidity facilities and Athene was in compliance with all financial covenants under the facilities.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Asset Management	$53	$31	$104	$62
Retirement Services[1]	66	31	109	61
Total Interest Expense	$119	$62	$213	$123

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

For the three months ended June 30, 2024 and 2023, the Company recorded equity-based compensation expense of $153 million and $139 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded equity-based compensation expense of $342 million and $280 million, respectively. As of June 30, 2024, there was $803 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Service-Based Awards

During the six months ended June 30, 2024 and 2023, the Company awarded 3.4 million and 4.7 million of service-based RSUs, respectively, with a grant date fair value of $366 million and $319 million, respectively.

During the three months ended June 30, 2024 and 2023, the Company recorded equity-based compensation expense on service-based RSUs of $109 million and $80 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded equity-based compensation expense on service-based RSUs of $201 million and $148 million, respectively.

Performance-Based Awards

During the six months ended June 30, 2024 and 2023, the Company awarded 0.9 million and 1.3 million of performance-based RSUs, respectively, with a grant date fair value of $87 million and $81 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

During the three months ended June 30, 2024 and 2023, the Company recorded equity-based compensation expense on performance-based awards of $33 million and $41 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded equity-based compensation expense on performance-based awards of $107 million and $96 million, respectively.

In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics.

During the three months ended June 30, 2024 and 2023, the Company recorded equity-based compensation expense for service-based awards related to these one-time grants of $14 million and $14 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded equity-based compensation expense for service-based awards related to these one-time grants of $28 million and $28 million, respectively.

During the three months ended June 30, 2024 and 2023, the Company recorded equity-based compensation expense for performance-based awards related to these one-time grants of $6 million and $6 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded equity-based compensation expense for performance-based awards related to these one-time grants of $12 million and $12 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2024	16,692,903	$62.92	22,067,052	38,759,955
Granted	4,221,324	106.81	16,735	4,238,059
Forfeited	(199,150)	69.56	(172,960)	(372,110)
Vested	(2,901,727)	67.28	2,901,727	—
Issued	—	—	(6,390,907)	(6,390,907)
Balance at June 30, 2024	17,813,350	$67.81	18,421,647	36,234,997

Restricted Stock Awards

During the six months ended June 30, 2024 and 2023, the Company awarded 0.1 million and 0.3 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $11 million and $23 million, respectively.

During the three months ended June 30, 2024 and 2023, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $10 million and $11 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $22 million and $21 million, respectively.

13. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three and six months ended June 30, 2024 and 2023, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding adjustment to retained earnings (accumulated deficit).

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below outlines the share activity for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	6,662,371	5,623,962
Reduction of shares of common stock issued[2]	(2,617,510)	(2,358,570)
Shares of common stock purchased related to share issuances and forfeitures[3]	(147,560)	(160,545)
Issuance of shares of common stock for equity-based awards	3,897,301	3,104,847

[1] The gross value of shares issued was $719 million and $392 million for the six months ended June 30, 2024 and 2023, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Cash paid for tax liabilities associated with net share settlement was $350 million and $166 million for the six months ended June 30, 2024 and 2023, respectively.
[3] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the six months ended June 30, 2024, and 2023, Apollo issued 105,698 and 338,885 of such restricted shares and 147,560 and 160,545 of such RSUs under the Equity Plan, respectively. During the six months ended June 30, 2023, Apollo repurchased 499,430 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program.

During the six months ended June 30, 2024 and 2023, 2,987,000 and 7,386,570 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase programs discussed above, and such shares were subsequently canceled by the Company. The Company paid $335 million and $501 million for these open market share repurchases during the six months ended June 30, 2024 and 2023, respectively.

During the three months ended June 30, 2024, the Company issued 742,742 shares of common stock in settlement of a share-based contingent consideration. See note 16 for further information on the contingent consideration.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock at the Fundamental Change Conversion Rate for a specified period of time and to also receive an amount to compensate them for certain unpaid accumulated dividends and any remaining future scheduled dividend payments.

The Mandatory Convertible Preferred Stock is not subject to redemption at the Company’s option.

During the six months ended June 30, 2024, 235 shares of the Mandatory Convertible Preferred Stock were converted at the option of the respective holders. There were 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding as of June 30, 2024.

Warrants

In 2022, the Company issued warrants to an institutional investor in a private placement exercisable for up to 12.5 million shares of common stock at an exercise price of $82.80 per share. As of June 30, 2024, 7.5 million warrants were vested and exercisable. An additional 2.5 million warrants become exercisable in the first quarter of 2025 and 2026, respectively. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” The warrants will expire in 2027 with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data). Certain subsidiaries of the Company may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement.

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution Equivalents on Participating Securities
February 9, 2023	$0.40	February 28, 2023	$229	$12
May 9, 2023	0.43	May 31, 2023	244	12
August 3, 2023	0.43	August 31, 2023	244	12
November 1, 2023	0.43	November 30, 2023	244	15
Year ended December 31, 2023	$1.69		$961	$51
February 8, 2024	0.43	February 29, 2024	245	14
May 2, 2024	0.46	May 31, 2024	263	16
Six months ended June 30, 2024	$0.89		$508	$30

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accumulated Other Comprehensive Income (Loss)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2024	$(8,963)	$(404)	$(128)	$3,879	$(17)	$(7)	$(5,640)
Other comprehensive income (loss) before reclassifications	(1,069)	148	97	628	34	(7)	(169)
Less: Reclassification adjustments for gains (losses) realized[1]	64	(6)	13	—	—	—	71
Less: Income tax expense (benefit)	(229)	32	18	128	8	(1)	(44)
Less: Other comprehensive loss attributable to non-controlling interests, net of tax	(193)	(5)	20	161	4	(3)	(16)
Balance at June 30, 2024	$(9,674)	$(277)	$(82)	$4,218	$5	$(10)	$(5,820)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2023	$(10,882)	$(467)	$110	$4,735	$355	$(13)	$(6,162)
Other comprehensive income (loss) before reclassifications	(829)	55	(213)	813	(55)	11	(218)
Less: Reclassification adjustments for gains (losses) realized[1]	(63)	—	(42)	—	—	—	(105)
Less: Income tax expense (benefit)	(486)	(32)	(37)	577	(12)	1	11
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(110)	(2)	(51)	263	—	6	106
Balance at June 30, 2023	$(11,052)	$(378)	$27	$4,708	$312	$(9)	$(6,392)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,675)	$(289)	$(81)	$3,458	$3	$9	$(5,575)
Other comprehensive income (loss) before reclassifications	(1,615)	3	39	1,431	6	(39)	(175)
Less: Reclassification adjustments for gains (losses) realized[1]	111	(6)	31	—	—	—	136
Less: Income tax expense (benefit)	(346)	2	2	296	2	(4)	(48)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(381)	(5)	7	375	2	(16)	(18)
Balance at June 30, 2024	$(9,674)	$(277)	$(82)	$4,218	$5	$(10)	$(5,820)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,568)	$(334)	$48	$5,256	$285	$(22)	$(7,335)
Other comprehensive income (loss) before reclassifications	1,358	(64)	(22)	11	34	33	1,350
Less: Reclassification adjustments for gains (losses) realized[1]	(94)	—	45	—	—	—	(49)
Less: Income tax expense (benefit)	(174)	(18)	(22)	504	6	5	301
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	110	(2)	(24)	55	1	15	155
Balance at June 30, 2023	$(11,052)	$(378)	$27	$4,708	$312	$(9)	$(6,392)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$828	$599	$2,231	$1,609
Dividends declared on common stock[1]	(263)	(244)	(508)	(473)
Dividends on participating securities[2]	(16)	(12)	(30)	(24)
Earnings allocable to participating securities	(15)	(10)	(45)	(31)
Undistributed income (loss) attributable to common stockholders: Basic	534	333	1,648	1,081
Dilution effect on distributable income attributable to Mandatory Convertible Preferred Stock	—	—	49	—
Undistributed income (loss) attributable to common stockholders: Diluted	$534	$333	$1,697	$1,081
Denominator:
Weighted average number of shares of common stock outstanding: Basic	587,104,242	578,975,612	587,700,042	581,531,570
Dilution effect of Mandatory Convertible Preferred Stock	—	—	14,526,518	—
Dilution effect of options	1,034,175	—	1,072,935	—
Dilution effect of warrants	2,035,819	—	1,829,010	—
Weighted average number of shares of common stock outstanding: Diluted	590,174,236	578,975,612	605,128,505	581,531,570
Net income (loss) per share of common stock: Basic
Distributed income	$0.46	$0.43	$0.89	$0.83
Undistributed income (loss)	0.90	0.57	2.78	1.84
Net income (loss) per share of common stock: Basic	$1.36	$1.00	$3.67	$2.67
Net income (loss) per share of common stock: Diluted
Distributed income	$0.46	$0.43	$0.89	$0.83
Undistributed income (loss)	0.89	0.57	2.75	1.84
Net income (loss) per share of common stock: Diluted	$1.35	$1.00	$3.64	$2.67

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the anti-dilutive securities:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Weighted average unvested RSUs	14,556,485	15,885,511	14,230,996	14,975,982
Weighted average unexercised options	—	2,178,359	—	2,244,803
Weighted average unexercised warrants	—	5,065,938	—	4,452,859
Weighted average Mandatory Convertible Preferred Stock	14,528,625	—	—	—
Weighted average unvested restricted shares	1,445,156	1,765,935	1,432,644	1,742,712
Weighted average contingent shares outstanding	—	—	—	63,322

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

Due from related parties and Due to related parties consisted of the following as of June 30, 2024 and December 31, 2023:

(In millions)	June 30, 2024	December 31, 2023
Due from Related Parties:
Due from funds[1]	$345	$299
Due from portfolio companies	34	40
Due from employees and former employees	100	110
Total Due from Related Parties	$479	$449
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners[2]	$537	$661
Due to funds	189	194
Due to portfolio companies	28	15
Total Due to Related Parties	$754	$870

[1] Includes $29 million and $37 million as of June 30, 2024 and December 31, 2023, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes $88 million and $175 million as of June 30, 2024 and December 31, 2023, respectively, related to the AOG Unit Payment, payable in equal quarterly installments through December 31, 2024.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

As of June 30, 2024, the outstanding payable amount due to Former Managing Partners and Contributing Partners was $88 million, which is payable in equal quarterly installments through December 31, 2024.

Due from Employees and Former Employees

As of June 30, 2024 and December 31, 2023, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of June 30, 2024 and December 31, 2023, the balance includes interest-bearing employee loans receivable of $12 million and $3 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $81 million and $99 million at June 30, 2024 and December 31, 2023, respectively.

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

Apollo recorded an indemnification liability of $0.4 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively.

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

Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $174 million and $174 million as of June 30, 2024 and December 31, 2023, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). AAM and its subsidiaries had equity commitments outstanding to Athora of up to $343 million as of June 30, 2024, subject to certain conditions.

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of June 30, 2024. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of June 30, 2024.

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

Athora

Athene has a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the U.K.) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
transactions in North America and the U.K. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of June 30, 2024, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

(In millions)	June 30, 2024	December 31, 2023
Investment fund	$1,066	$1,082
Non-redeemable preferred equity and corporate debt securities	284	249
Total investment in Athora	$1,350	$1,331

Additionally, as of June 30, 2024 and December 31, 2023, Athene had $59 million and $61 million, respectively, of funding agreements outstanding to Athora. Athene also has commitments to make additional investments in Athora of $519 million as of June 30, 2024.

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, through its investment in AAA and, as of June 30, 2024 and December 31, 2023, Athene held $3.3 billion and $1.0 billion, respectively, of AFS securities issued by Atlas. Athene also held $735 million and $921 million of reverse repurchase agreements issued by Atlas as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, Athene has commitments to make additional investments in Atlas of $2.1 billion. Additionally, see note 16 for further information on assurance letters issued in support of Atlas.

Catalina

Athene has an investment in Apollo Rose II (B) (“Apollo Rose”) which Athene consolidates as a VIE. Apollo Rose holds equity interests in Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, “Catalina”). Athene has a strategic modco reinsurance agreement with Catalina to cede certain inforce funding agreements. Athene elected the fair value option on this agreement and had a liability of $267 million and $330 million as of June 30, 2024 and December 31, 2023, respectively, which is included in other liabilities on the condensed consolidated statements of financial condition.

During the first quarter of 2024, Athene entered into a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of June 30, 2024, Athene had a reinsurance recoverable balance of $2.2 billion related to this agreement.

PK AirFinance

Athene has investments in PK AirFinance (“PK Air”), an aviation lending business with a portfolio of loans (“Aviation Loans”). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (“SPV”) for which Apollo acts as ABS manager (“ABS-SPV”). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. Athene invests in PK Air through its investment in AAA. As of June 30, 2024 and December 31, 2023, Athene also held $1.5 billion and $1.6 billion, respectively, of PK Air senior notes, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene has commitments to make additional investments in PK Air of $42 million as of June 30, 2024.

Venerable

VA Capital Company LLC (“VA Capital”) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable. Athene has a minority equity investment in VA Capital, which was $183 million and $181 million as of June 30, 2024 and December 31, 2023, respectively, that is included in investments in related parties on the condensed consolidated statements of financial condition and accounted for as an equity method investment.

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

Additionally, Athene has term loans receivable from Venerable due in 2033, which are included in investments in related parties on the condensed consolidated statements of financial condition. The loans are held at fair value and were $335 million and $343 million as of June 30, 2024 and December 31, 2023, respectively. While management viewed the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels

Athene invests in Wheels, Inc. (“Wheels”) indirectly through its investment in AAA. As of June 30, 2024 and December 31, 2023, Athene also owned $938 million and $981 million, respectively, of AFS securities issued by Wheels, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene also has commitments to make additional investments in Wheels of $72 million as of June 30, 2024.

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

Athene received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Contributions from ADIP	$300	$—	$705	$—
Distributions to ADIP	(254)	—	(508)	(127)

16. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $631 million as of June 30, 2024 related to the funds it manages. Separately, Athene had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of its consolidated VIEs, of $25.1 billion as of June 30, 2024. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2024 and that could be reversed approximates $5.4 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of June 30, 2024, there were no open underwriting commitments.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of June 30, 2024, the Apollo Capital Markets Partnership had funded commitments of $1.0 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $57 million and $67 million as of June 30, 2024 and December 31, 2023, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense in the condensed consolidated statements of operations.

In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay its former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. This obligation was determined based on the present value of estimated future performance relative to such thresholds and is recorded in other liabilities. During the second quarter of 2024, the specified capital raise thresholds were achieved and the Company issued 742,742 shares of common stock to settle the share-based consideration obligation to Griffin Capital’s former owners. The fair value of the remaining contingent obligation was $2 million and $26 million as of June 30, 2024 and December 31, 2023, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the respective thresholds are met such that the contingencies are satisfied. The period to satisfy such contingencies is valid until the end of 2024. The changes in the fair value of the Griffin Capital contingent consideration obligation are reflected in other income (loss) in the condensed consolidated statements of income.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2024 and December 31, 2023, Athene had $11.9 billion and $6.5 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a funding agreement backed notes (“FABN”) program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of June 30, 2024 and December 31, 2023, Athene had $21.0 billion and $19.9 billion, respectively, of FABN funding agreements outstanding. Athene had $13.5 billion of board-authorized FABN capacity remaining as of June 30, 2024.

Athene also issues secured and other funding agreements. Secured funding agreements involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from Athene. As of June 30, 2024 and December 31, 2023, Athene had $8.5 billion and $6.0 billion, respectively, of secured and other funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s total restricted assets included on the condensed consolidated statements of financial condition are as follows:

(In millions)	June 30, 2024	December 31, 2023
AFS securities	$37,051	$32,458
Trading securities	1,704	139
Equity securities	255	80
Mortgage loans	20,239	14,257
Investment funds	491	409
Derivative assets	82	73
Short-term investments	50	153
Other investments	578	313
Restricted cash and cash equivalents	1,103	1,761
Total restricted assets	$61,553	$49,643

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.3 billion as of June 30, 2024. These letters of credit were issued for Athene’s reinsurance program and have expirations through May 22, 2028.

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

On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserted claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserted a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
against PlayAGS and two of PlayAGS’s executives to proceed. On February 13, 2024, the Court dismissed the entire case against all defendants, with prejudice, and instructed the clerk of the court to close the case. On March 14, 2024, plaintiffs filed a notice of appeal. Plaintiffs filed their opening brief on May 3, 2024 and responsive briefs were filed on July 26, 2024. Apollo believes the claims in this action are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

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

On March 14, 2024, a purported stockholder of AGM filed a class action complaint against AGM. The complaint alleges, among other things, that certain provisions of the stockholders agreement, entered into on January 1, 2022 between AGM and the Former Managing Partners, violate Delaware law. Apollo believes the claims in this action are without merit. On July 11, 2024, defendants moved to dismiss. No reasonable estimate of possible loss, if any, can be made at this time.

Certain of Apollo’s investment adviser subsidiaries have received a request for information and documents from the SEC in connection with an investigation concerning compliance with record retention requirements relating to business communications sent or received via electronic messaging channels. As has been publicly reported, the SEC is conducting similar investigations of other investment advisers. The Company is in discussions with the SEC regarding a potential resolution of this investigation, but there can be no assurances that these discussions will lead to resolution of the investigation. As of June 30, 2024, Apollo recorded an accrual for the estimated liability associated with this matter.

Guaranty Association Assessments

Guaranty associations may subject member insurers, including Athene, to assessments that require the insurers to pay funds to cover contractual obligations under insurance policies issued by insurance companies that become impaired or insolvent. The assessments are based on an insurer’s proportionate share of premiums, on a state-by-state basis, written during a specified one-year or three-year period for lines of business in which the impaired or insolvent insurer engaged, subject to prescribed limits. On December 30, 2022, the North Carolina Wake County Superior Court entered an Order of Liquidation (the “Liquidation Order”) against Bankers Life Insurance Company (“BLIC”) and Colorado Bankers Life Insurance Company (“CBLIC”), which was affirmed by the North Carolina Court of Appeals on March 5, 2024. On April 9, 2024, GBIG Holdings, LLC (“GBIG”), the sole shareholder of BLIC and CBLIC, filed a Petition for Discretionary Review requesting the North Carolina Supreme Court review the decision by the North Carolina Court of Appeals to affirm the Liquidation Order. On July 11, 2024, GBIG filed a Motion to Withdraw its Petition for Discretionary Review. Athene is not a party to this litigation. If the North Carolina Supreme Court grants the Motion to Withdraw in the third quarter of 2024, we expect guaranty associations to commence levying assessments shortly thereafter, with payments due from member insurers in the third and fourth quarters of 2024. As of June 30, 2024, we have not recorded a liability for these assessments. We do not expect the assessments levied against Athene in connection with the BLIC and CBLIC insolvencies to have a material adverse effect on our consolidated financial statements for the year ended December 31, 2024, but we cannot estimate the amount of any such assessments at this time.

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

The following presents financial data for the Company’s reportable segments.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Asset Management
Management fees[1]	$672	$620	$1,324	$1,197
Capital solutions fees and other, net	208	138	349	276
Fee-related performance fee	52	35	98	62
Fee-related compensation	(240)	(212)	(460)	(423)
Other operating expenses	(176)	(139)	(333)	(273)
Fee Related Earnings	516	442	978	839

Retirement Services
Fixed income and other net investment income	2,633	2,207	5,087	4,164
Alternative net investment income	168	259	434	444
Strategic capital management fees	24	16	49	30
Cost of funds	(1,880)	(1,437)	(3,603)	(2,672)
Other operating expenses	(116)	(117)	(230)	(241)
Interest and other financing costs	(119)	(129)	(210)	(238)
Spread Related Earnings	710	799	1,527	1,487

Principal Investing
Realized performance fees	175	177	269	341
Realized investment income	11	2	25	30
Principal investing compensation	(138)	(145)	(211)	(315)
Other operating expenses	(15)	(14)	(29)	(28)
Principal Investing Income	33	20	54	28

Segment Income	$1,259	$1,261	$2,559	$2,354

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment Assets:	June 30, 2024	December 31, 2023
Asset Management	$2,154	$1,938
Retirement Services	324,850	294,730
Principal Investing	9,874	9,573
Total Assets[2]	$336,878	$306,241

1 Includes intersegment management fees from Retirement Services of $291 million and $570 million for the three and six months ended June 30, 2024, respectively, and $232 million and $448 million for the three and six months ended June 30, 2023, respectively.

[2] Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.

The following presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Income (loss) before income tax provision (benefit)	$1,438	$951	$3,625	$2,742
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	45	57	139	124
Equity-based compensation	84	58	158	110
Transaction-related charges[2]	22	(4)	77	(7)
Merger-related transaction and integration costs[3]	7	5	15	12
(Gains) losses from change in tax receivable agreement liability	1	—	1	—
Net (income) loss attributable to non-controlling interests in consolidated entities	(323)	(192)	(700)	(715)
Unrealized performance fees	(86)	86	(354)	(153)
Unrealized profit sharing expense	35	1	194	136
HoldCo interest and other financing costs[4]	15	20	30	41
Unrealized principal investment income (loss)	1	(29)	(10)	(39)
Unrealized net (gains) losses from investment activities and other[5]	57	8	29	20
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	124	563	146	166
Non-operating change in insurance liabilities and related derivatives[6]	(203)	(304)	(876)	(169)
Integration, restructuring and other non-operating expenses	31	28	61	57
Equity-based compensation	11	13	24	29
Segment Income	$1,259	$1,261	$2,559	$2,354

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
[5] Three and six months ended June 30, 2024 includes an accrual related to an estimated liability associated with a regulatory matter.
[6] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	June 30, 2024	December 31, 2023
Total reportable segment assets	$336,878	$306,241
Adjustments[1]	9,626	7,247
Total assets	$346,504	$313,488

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

18. Subsequent Events

Dividends

On August 1, 2024, the Company declared a cash dividend of $0.4625 per share of common stock, which will be paid on August 30, 2024 to holders of record at the close of business on August 16, 2024.

On August 1, 2024, the Company also declared and set aside for payment a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on October 31, 2024 to holders of record at the close of business on October 15, 2024.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,854	$—	$—	$2,854
Restricted cash and cash equivalents	2	—	—	2
Investments	5,911	—	(214)	5,697
Assets of consolidated variable interest entities
Cash and cash equivalents	—	473	—	473
Investments	—	1,788	(80)	1,708
Other assets	—	385	(78)	307
Due from related parties	512	—	(33)	479
Goodwill	264	—	—	264
Other assets	2,440	—	—	2,440
	11,983	2,646	(405)	14,224
Retirement Services
Cash and cash equivalents	13,004	—	—	13,004
Restricted cash and cash equivalents	1,093	—	—	1,093
Investments	237,318	—	—	237,318
Investments in related parties	41,623	—	(13,897)	27,726
Assets of consolidated variable interest entities
Cash and cash equivalents	—	557	—	557
Investments	1,370	20,827	(104)	22,093
Other assets	25	118	—	143
Reinsurance recoverable	6,188	—	—	6,188
Deferred acquisition costs, deferred sales inducements and value of business acquired	6,699	—	—	6,699
Goodwill	4,064	—	—	4,064
Other assets	13,465	—	(70)	13,395
	324,849	21,502	(14,071)	332,280
Total Assets	$336,832	$24,148	$(14,476)	$346,504

				(Continued)

	June 30, 2024
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,638	$—	$—	$3,638
Due to related parties	829	—	(75)	754
Debt	4,082	—	—	4,082
Liabilities of consolidated variable interest entities
Other liabilities	—	1,728	—	1,728
	8,549	1,728	(75)	10,202
Retirement Services
Interest sensitive contract liabilities	228,389	—	—	228,389
Future policy benefits	50,799	—	—	50,799
Market risk benefits	3,727	—	—	3,727
Debt	5,733	—	—	5,733
Payables for collateral on derivatives and securities to repurchase	9,876	—	—	9,876
Other liabilities	7,847	—	—	7,847
Liabilities of consolidated variable interest entities
Other liabilities	34	1,492	(9)	1,517
	306,405	1,492	(9)	307,888
Total Liabilities	314,954	3,220	(84)	318,090
Commitments and Contingencies (note 16)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	14	—	14
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,337	(22)	4	15,319
Retained earnings (accumulated deficit)	4,341	14,361	(14,326)	4,376
Accumulated other comprehensive income (loss)	(5,821)	(34)	35	(5,820)
Total AGM Stockholders’ Equity	15,255	14,305	(14,287)	15,273
Non-controlling interests	6,623	6,609	(105)	13,127
Total Equity	21,878	20,914	(14,392)	28,400
Total Liabilities, Redeemable non-controlling interests and Equity	$336,832	$24,148	$(14,476)	$346,504

				(Concluded)

	December 31, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,748	$—	$—	$2,748
Restricted cash and cash equivalents	2	—	—	2
Investments	5,673	—	(171)	5,502
Assets of consolidated variable interest entities
Cash and cash equivalents	—	62	—	62
Investments	—	1,690	(50)	1,640
Other assets	—	204	(27)	177
Due from related parties	464	—	(15)	449
Goodwill	264	—	—	264
Other assets	2,331	—	—	2,331
	11,482	1,956	(263)	13,175
Retirement Services
Cash and cash equivalents	13,020	—	—	13,020
Restricted cash and cash equivalents	1,761	—	—	1,761
Investments	213,099	—	—	213,099
Investments in related parties	39,194	—	(13,352)	25,842
Assets of consolidated variable interest entities
Cash and cash equivalents	—	98	—	98
Investments	1,453	18,886	(107)	20,232
Other assets	9	101	—	110
Reinsurance recoverable	4,154	—	—	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,979	—	—	5,979
Goodwill	4,065	—	—	4,065
Other assets	11,996	—	(43)	11,953
	294,730	19,085	(13,502)	300,313
Total Assets	$306,212	$21,041	$(13,765)	$313,488

				(Continued)

	December 31, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,333	$5	$—	$3,338
Due to related parties	897	—	(27)	870
Debt	3,883	—	—	3,883
Liabilities of consolidated variable interest entities
Other liabilities	—	1,145	—	1,145
	8,113	1,150	(27)	9,236
Retirement Services
Interest sensitive contract liabilities	204,670	—	—	204,670
Future policy benefits	53,287	—	—	53,287
Market risk benefits	3,751	—	—	3,751
Debt	4,209	—	—	4,209
Payables for collateral on derivatives and securities to repurchase	7,536	—	—	7,536
Other liabilities	4,456	—	—	4,456
Liabilities of consolidated variable interest entities
Other liabilities	38	1,076	(16)	1,098
	277,947	1,076	(16)	279,007
Total Liabilities	286,060	2,226	(43)	288,243
Commitments and Contingencies (note 16)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	12	—	12
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,282	(34)	1	15,249
Retained earnings (accumulated deficit)	2,948	13,693	(13,669)	2,972
Accumulated other comprehensive income (loss)	(5,575)	(19)	19	(5,575)
Total AGM Stockholders’ Equity	14,053	13,640	(13,649)	14,044
Non-controlling interests	6,099	5,163	(73)	11,189
Total Equity	20,152	18,803	(13,722)	25,233
Total Liabilities, Redeemable non-controlling interests and Equity	$306,212	$21,041	$(13,765)	$313,488

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

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of June 30, 2024, Apollo had a team of 5,009 employees, including 2,034 employees of Athene.

Asset Management

Our Asset Management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of June 30, 2024, we had total AUM of $696 billion.

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

Yield

Yield is our largest asset management strategy with $521 billion of AUM as of June 30, 2024. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 6% gross ROE and a 5% net ROE annualized through June 30, 2024.

Hybrid

Our hybrid strategy, with $70 billion of AUM as of June 30, 2024, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes.

The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and a 7% net ROE annualized and the hybrid value funds we manage have generated a 20% gross IRR and a 15% net IRR from inception through June 30, 2024.

Equity

Our equity strategy manages $105 billion of AUM as of June 30, 2024. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target returns above 15% in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through June 30, 2024.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. U.S. inflation eased in 2024 but the Consumer Price Index remains above the U.S. Federal Reserve’s 2% target. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate decreased modestly to 3.0% as of June 30, 2024, compared to 3.5% as of March 31, 2024. The U.S. Federal Reserve finished the quarter with a benchmark interest rate target range of 5.25% to 5.50%, unchanged from its July 2023 meeting.

Equity market performance was strong during the second quarter of 2024. In the U.S., the S&P 500 Index increased by 3.9% during the quarter following an increase of 10.2% in the first quarter of 2024. However, global equity markets decreased during the quarter, with the MSCI All Country World ex USA Index decreasing by 0.4%, following an increase of 5.7% in the first quarter of 2024.

Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the second quarter of 2024, with the BofAML HY Master II Index increasing by 1.1%, while the S&P/LSTA Leveraged Loan Index increased by 2.1%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.8% in the second quarter of 2024, following an increase of 1.4% in the first quarter of 2024. As of July 2024, the International Monetary Fund estimated that the U.S. economy will expand by 2.6% in 2024 and 1.9% in 2025. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate increased to 4.1% as of June 30, 2024.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar strengthened in the second quarter of 2024 compared to the euro. Relative to the U.S. dollar, the euro depreciated 0.7% during the second quarter of 2024, after depreciating 2.3% in the first quarter of 2024, while the British pound appreciated 0.2% during the second quarter of 2024, after depreciating 0.8% in the first quarter of 2024. Oil finished the second quarter of 2024 down 2.0% from the first quarter of 2024.

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

As of June 30, 2024, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Rates increased during the second quarter of 2024, with the U.S. 10-year Treasury yield at 4.36%, compared to 4.20% at the end of the first quarter of 2024. The U.S. 2-year and 10-year Treasury yield curves remain inverted.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities in order to lower its overall net floating rate position. As of June 30, 2024, Athene’s net invested asset portfolio included $45.5 billion of floating rate investments, or 20% of its net invested assets, and its net reserve liabilities included $30.3 billion of floating rate liabilities at notional, or 13% of its net invested assets, resulting in $15.2 billion of net floating rate assets, or 7% of its net invested assets.

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

Overview of Results of Operations

Financial Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of June 30, 2024.

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

As of June 30, 2024, approximately 41% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 59% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in the 2023 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis, (ii) unrealized performance fees and (iii) realized performance fees, inclusive of realized incentive fees:

	June 30, 2024	Performance Fees for the Three Months Ended June 30, 2024			Performance Fees for the Six Months Ended June 30, 2024

(In millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
AIOF I and II	$30	$5	$—	$5	$12	$—	$12
ANRP I, II and III[1]	68	(5)	—	(5)	30	—	30
EPF Funds[1]	21	(2)	8	6	(3)	8	5
FCI Funds	152	1	—	1	4	—	4
Fund X	110	52	—	52	108	—	108
Fund IX	1,679	(93)	138	45	(35)	183	148
Fund VIII[2]	91	(16)	1	(15)	(21)	2	(19)
Fund VII	—	—	—	—	(26)	27	1
Fund VI	27	—	2	2	—	5	5
HVF I	58	10	—	10	13	4	17
HVF II	64	59	—	59	64	—	64
Real Estate Equity	74	2	—	2	3	—	3
Corporate Credit	63	6	27	33	16	47	63
Structured Finance and ABS	134	5	9	14	21	17	38
Direct Origination	57	3	19	22	5	38	43
Other[1,3]	671	61	23	84	163	36	199
Total	$3,299	$88	$227	$315	$354	$367	$721
Total, net of profit sharing payable4/expense	$1,588	$52	$101	$153	$161	$180	$341

1 As of June 30, 2024, certain funds had $174 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $2.3 billion as of June 30, 2024.

2 As of June 30, 2024, the remaining investments and escrow cash of Fund VIII was valued at 102% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2024, Fund VIII had $86 million of gross performance fees or $47 million net of profit sharing, in escrow. With respect to Fund VIII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement. Performance fees receivable as of June 30, 2024 and realized performance fees for the three and six months ended June 30, 2024 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.7 billion as of June 30, 2024, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $57 million.

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

The following table summarizes our performance fees since inception through June 30, 2024:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
AIOF I and II	$30	$63	$93	$—	$60
ANRP I, II and III	68	161	229	38	80
EPF Funds	21	526	547	116	140
FCI Funds	152	24	176	—	152
Fund X	110	—	110	—	110
Fund IX	1,679	1,061	2,740	—	2,283
Fund VIII	91	1,779	1,870	—	1,247
Fund VII	—	3,271	3,271	—	—
Fund VI	27	1,664	1,691	—	—
Fund IV and Fund V	—	2,023	2,023	1	—
HVF I	58	246	304	—	178
HVF II	64	—	64	—	64
Real Estate Equity	74	77	151	13	77
Corporate Credit	63	958	1,021	—	40
Structured Finance and ABS	134	52	186	—	117
Direct Origination	57	148	205	—	39
Other[5]	671	1,906	2,577	6	827
Total	$3,299	$13,959	$17,258	$174	$5,414

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.07 as of June 30, 2024. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.26 as of June 30, 2024.

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

[3] Amounts were computed based on the fair value of fund investments on June 30, 2024. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at June 30, 2024. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on June 30, 2024. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

Other expenses

The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the senior and subordinated notes as discussed in note 11 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.

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

Financial Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business, which is operated by Athene, as of June 30, 2024.

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

Results of Operations

Below is a discussion of our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023			2024	2023
Revenues
Asset Management
Management fees	$462	$452	$10	2.2%	$900	$866	$34	3.9%
Advisory and transaction fees, net	267	170	97	57.1	436	325	111	34.2
Investment income (loss)	278	138	140	101.4	680	590	90	15.3
Incentive fees	47	26	21	80.8	73	41	32	78.0
	1,054	786	268	34.1	2,089	1,822	267	14.7
Retirement Services
Premiums	673	9,041	(8,368)	(92.6)	774	9,137	(8,363)	(91.5)
Product charges	251	207	44	21.3	489	405	84	20.7
Net investment income	3,804	2,948	856	29.0	7,380	5,560	1,820	32.7
Investment related gains (losses)	(134)	366	(500)	NM	1,543	1,431	112	7.8
Revenues of consolidated variable interest entities	366	347	19	5.5	777	628	149	23.7
Other revenues	4	7	(3)	(42.9)	6	20	(14)	(70.0)
	4,964	12,916	(7,952)	(61.6)	10,969	17,181	(6,212)	(36.2)
Total Revenues	6,018	13,702	(7,684)	(56.1)	13,058	19,003	(5,945)	(31.3)
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	291	257	34	13.2	560	512	48	9.4
Equity-based compensation	142	126	16	12.7	318	250	68	27.2
Profit sharing expense	171	133	38	28.6	393	424	(31)	(7.3)
Total compensation and benefits	604	516	88	17.1	1,271	1,186	85	7.2
Interest expense	53	31	22	71.0	104	62	42	67.7
General, administrative and other	319	226	93	41.2	559	423	136	32.2
	976	773	203	26.3	1,934	1,671	263	15.7
Retirement Services
Interest sensitive contract benefits	1,824	2,012	(188)	(9.3)	4,708	3,301	1,407	42.6
Future policy and other policy benefits	1,095	9,512	(8,417)	(88.5)	1,638	9,978	(8,340)	(83.6)
Market risk benefits remeasurement (gains) losses	(16)	(71)	55	77.5	(170)	275	(445)	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	227	153	74	48.4	434	291	143	49.1
Policy and other operating expenses	478	452	26	5.8	931	889	42	4.7
	3,608	12,058	(8,450)	(70.1)	7,541	14,734	(7,193)	(48.8)
Total Expenses	4,584	12,831	(8,247)	(64.3)	9,475	16,405	(6,930)	(42.2)
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(21)	20	(41)	NM	18	18	—	—
Net gains (losses) from investment activities of consolidated variable interest entities	1	12	(11)	(91.7)	26	46	(20)	(43.5)
Other income (loss), net	24	48	(24)	(50.0)	(2)	80	(82)	NM
Total Other income (loss)	4	80	(76)	(95.0)	42	144	(102)	(70.8)

Income (loss) before income tax (provision) benefit	1,438	951	487	51.2	3,625	2,742	883	32.2
Income tax (provision) benefit	(261)	(201)	(60)	29.9	(683)	(454)	(229)	50.4
Net income (loss)	1,177	750	427	56.9	2,942	2,288	654	28.6
Net (income) loss attributable to non-controlling interests	(324)	(151)	(173)	114.6	(662)	(679)	17	(2.5)
Net income (loss) attributable to Apollo Global Management, Inc.	853	599	254	42.4	2,280	1,609	671	41.7
Preferred stock dividends	(25)	—	(25)	NM	(49)	—	(49)	NM
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$828	$599	$229	38.2%	$2,231	$1,609	$622	38.7%

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

In this section, references to 2024 refer to the three months ended June 30, 2024 and references to 2023 refer to the three months ended June 30, 2023.

Asset Management

Revenues

Revenues were $1,054 million in 2024, an increase of $268 million from $786 million in 2023, primarily driven by higher investment income and advisory and transaction fees, net. Investment income increased $140 million in 2024 to $278 million compared to $138 million in 2023. The increase in investment income of $140 million in 2024 was driven by an increase in performance allocations of $162 million, partially offset by a decrease in principal investment income of $22 million.

Significant drivers for performance allocations in 2024 were performance allocations primarily earned from HVF II, Fund IX, Fund X and Credit Strategies of $59 million, $53 million, $52 million and $22 million, respectively.

See below for details on the respective performance allocations in 2024.

The performance allocations earned from HVF II in 2024 were primarily driven by appreciation of the fund’s investments in private portfolio companies in the (i) consumer services, (ii) consumer and retail, and (iii) manufacturing and industrial sectors. Moreover, the fund achieved its annualized hurdle rate in 2024.

The performance allocations earned from Fund IX in 2024 were primarily driven by appreciation and realization of the fund’s investments in the (i) manufacturing and industrial and (ii) leisure sectors and the fund’s distressed investments.

The performance allocations earned from Fund X in 2024 were primarily driven by appreciation and realization of the fund’s distressed investments and investments in the (i) manufacturing and industrial and (ii) consumer and retail sectors.

The performance allocations earned from Credit Strategies in 2024 were primarily driven by the net income generated by the fund’s investments.

Advisory and transaction fees increased by $97 million to $267 million in 2024 from $170 million in 2023. Advisory and transaction fees reflect growth across the broader debt origination ecosystem, including a record quarter of high-grade corporate solutions activity. Advisory and transaction fees were primarily attributable to fees earned from companies in the (i) media, telecom and technology and (ii) business services sectors.

Expenses

Expenses were $976 million in 2024, an increase of $203 million from $773 million in 2023 due to increases in general, administrative and other and total compensation and benefits expenses. General, administrative and other expenses were $319 million in 2024, an increase of $93 million from $226 million in 2023. The increase in 2024 was primarily driven by an increase in professional fees, higher travel and entertainment expenses as well as fund merger-related costs of $18 million.

Total compensation and benefits were $604 million in 2024, an increase of $88 million from $516 million in 2023, primarily due to an increase in profit sharing expense of $38 million, resulting from the corresponding higher investment income in 2024. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, there was an increase in salary, bonus and benefits of $34 million, primarily stemming from growth in revenues and increased headcount in 2024.

Interest expense was $53 million in 2024, an increase of $22 million from $31 million in 2023. The increase in 2024 was primarily driven by higher interest expense from debt issued in 2024 and the second half of 2023.

Other Income (Loss)

Other income (loss) was $4 million in 2024, a decrease of $76 million from $80 million in 2023. This decrease was primarily driven by decreases in net gains (losses) from investment activities and other income (loss), net of $41 million and $24 million, respectively.

Other income of $80 million in 2023 was primarily attributable to interest income earned on the Company’s money market funds and U.S. Treasury securities, as a result of the rising interest rate environment, as well as interest income and net gains earned through the Company’s consolidated SPACs. Other income of $4 million in 2024 was primarily attributable to derivatives gains, and interest income earned on the Company’s money market funds and U.S. Treasury securities, partially offset by depreciation from certain of the Company’s balance sheet investments and an increase in earnout expense associated with a previous acquisition.

Retirement Services

Revenues

Retirement Services revenues were $5.0 billion in 2024, a decrease of $8.0 billion from $12.9 billion in 2023. The decrease was primarily driven by a decrease in premiums and a decrease in investment related gains (losses), partially offset by an increase in net investment income and an increase in revenues of consolidated VIEs.

Premiums were $673 million in 2024, a decrease of $8.4 billion from $9.0 billion in 2023, primarily driven by an $8.4 billion decrease in pension group annuity premiums compared to 2023.

Investment related gains (losses) were $(134) million in 2024, a decrease of $500 million from $366 million in 2023, primarily due to the change in fair value of FIA hedging derivatives, partially offset by changes in the fair value of mortgage loans and reinsurance assets. The change in fair value of FIA hedging derivatives decreased $948 million, primarily driven by less favorable performance of the equity indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 index, which increased 3.9% in 2024, compared to an increase of 8.3% in 2023. The change in fair value of mortgage loans increased $359 million and the change in fair value of reinsurance assets increased $150 million, primarily driven by a smaller increase in U.S. Treasury rates in 2024 compared to 2023.

Net investment income was $3.8 billion in 2024, an increase of $856 million from $2.9 billion in 2023, primarily driven by significant growth in Athene’s investment portfolio attributed to strong net flows during the previous twelve months, higher rates on new deployment related to the higher interest rate environment and higher floating rate income.

Revenues of consolidated VIEs were $366 million in 2024, an increase of $19 million from $347 million in 2023, primarily driven by unrealized gains on assets held by AAA and a favorable change in the fair value of mortgage loans held in VIEs related to a smaller increase in U.S. Treasury rates in 2024 compared to 2023, partially offset by an unfavorable change in the fair value of certain investment funds held within Athene’s consolidated VIEs.

Expenses

Retirement Services expenses were $3.6 billion in 2024, a decrease of $8.5 billion from $12.1 billion in 2023. The decrease was primarily driven by a decrease in future policy and other policy benefits and a decrease in interest sensitive contract benefits, partially offset by an increase in market risk benefits remeasurement (gains) losses.

Future policy and other policy benefits were $1.1 billion in 2024, a decrease of $8.4 billion from $9.5 billion in 2023, primarily driven by an $8.4 billion decrease in pension group annuity obligations compared to 2023.

Interest sensitive contract benefits were $1.8 billion in 2024, a decrease of $188 million from $2.0 billion in 2023, primarily driven by a decrease in the change in Athene’s fixed indexed annuity reserves, partially offset by an increase in rates on deferred annuity and funding agreement issuances, as well as increased costs on floating rate funding agreements, driven by higher U.S. Treasury rates, and significant growth in Athene’s deferred annuity and funding agreement blocks of business. The change in Athene’s fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The decrease in the change in fair value of FIA embedded derivatives of $1.2 billion was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 index, which increased 3.9% in 2024, compared to an increase of 8.3% in 2023. The change in fair value of FIA embedded derivatives was also driven by the favorable impact of rates on policyholder projected benefits and a favorable change in discount rates used in Athene’s embedded derivative calculations as 2024 experienced a larger increase in discount rates compared to 2023.

Market risk benefits remeasurement (gains) losses were $(16) million in 2024, an increase of $55 million from $(71) million in 2023. The lower gains in 2024 were primarily driven by an unfavorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $35 million unfavorable related to less favorable equity market performance compared to 2023.

Income Tax (Provision) Benefit

The Company’s income tax provision totaled $261 million and $201 million in 2024 and 2023, respectively. The change to the provision was primarily related to the increase in pretax income subject to income tax. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 18.2% and 21.1% for 2024 and 2023, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m). During the fourth quarter of 2023, the Company experienced a decrease to its consolidated effective income tax rate due to the one-time deferred tax benefit resulting from the enactment of the Bermuda Corporate Income Tax (“CIT”). The Company does not expect a material increase to its consolidated effective tax rate or earnings and results of operations as a result of the utilization of the deferred tax assets, though the Company can provide no assurance that the impacts will not be material in future years (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

In this section, references to 2024 refer to the six months ended June 30, 2024 and references to 2023 refer to the six months ended June 30, 2023.

Asset Management

Revenues

Revenues were $2,089 million in 2024, an increase of $267 million from $1,822 million in 2023, primarily driven by an increase in advisory and transaction fees, net and investment income.

Advisory and transaction fees increased by $111 million to $436 million in 2024 from $325 million in 2023. Advisory and transaction fees earned during 2024 were primarily attributable to advisory and transaction fees earned from companies in the (i) media, telecom and technology, (ii) financial services, (iii) business services and (iv) manufacturing and industrial sectors.

Investment income increased $90 million in 2024 to $680 million compared to $590 million in 2023. The increase in investment income in 2024 was driven by an increase in performance allocations of $124 million, partially offset by a decrease in principal investment income of $34 million.

Significant drivers for performance allocations in 2024 were performance allocations primarily earned from Fund IX, Fund X, HVF II, Credit Strategies and Redding Ridge Holdings of $158 million, $108 million, $65 million, $45 million and $35 million, respectively.

See below for details on the respective performance allocations in 2024.

The performance allocations earned from Fund IX in 2024 were primarily driven by appreciation and realization of the fund’s investments in the leisure sector and in the fund’s distressed investments.

The performance allocations earned from Fund X in 2024 were primarily driven by appreciation and realization of the fund’s distressed investments and investments in the (i) manufacturing and industrial and (ii) consumer and retail sectors. Moreover, the fund achieved its annualized hurdle rate in 2024.

The performance allocations earned from HVF II in 2024 were primarily driven by appreciation of the fund’s investments in private portfolio companies in the (i) consumer and retail, (ii) consumer services, and (iii) manufacturing and industrial sectors. Moreover, the fund achieved its annualized hurdle rate in 2024.

The performance allocations earned from Credit Strategies in 2024 were primarily driven by the net income generated by the fund’s investments.

The performance allocations earned from Redding Ridge Holdings in 2024 were primarily driven by existing and new CLO issuances, CLO contract acquisitions, new consulting contracts and accumulation of warehouse assets.

Management fees increased by $34 million to $900 million in 2024 from $866 million in 2023. The increase in management fees was primarily attributable to management fees earned from ADS of $20 million, driven by an increase in subscriptions, partially offset by a decrease in management fees earned from Fund VIII of $10 million correlated with its decrease in invested capital.

Expenses

Expenses were $1,934 million in 2024, an increase of $263 million from $1,671 million in 2023, primarily due to increases in general, administrative and other and total compensation and benefits expenses. General, administrative and other expenses were $559 million in 2024, an increase of $136 million from $423 million in 2023. The increase in 2024 was primarily driven by an increase in professional fees, higher travel and entertainment expenses and an increase in placement fees.

Total compensation and benefits were $1,271 million in 2024, an increase of $85 million from $1,186 million in 2023, primarily due to an increase in equity-based compensation of $68 million. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the Co-Presidents, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics. Additionally, there was an increase in salary, bonus and benefits stemming from growth in revenues and increased headcount in 2024.

Interest expense was $104 million in 2024, an increase of $42 million from $62 million in 2023. The increase in 2024 was primarily driven by higher interest expense from debt issued in 2024 and the second half of 2023.

Other Income (Loss)

Other income (loss) was $42 million in 2024, a decrease of $102 million from $144 million in 2023. This decrease was primarily driven by decreases in other income (loss), net of $82 million.

Other income in 2023 was primarily attributable to interest income earned on the Company’s money market funds and U.S. Treasury securities, as a result of the rising interest rate environment, as well as interest income and net gains earned through the Company’s consolidated SPACs. Other income of $42 million in 2024 was primarily attributable to appreciation from the Company’s balance sheet investments, derivatives gains, and interest income earned on the Company’s money market funds and U.S. Treasury securities, partially offset by an increase in earnout expense associated with a previous acquisition.

Retirement Services

Revenues

Retirement Services revenues were $11.0 billion in 2024, a decrease of $6.2 billion from $17.2 billion in 2023. The decrease was primarily driven by a decrease in premiums, partially offset by an increase in net investment income, an increase in revenues of consolidated VIEs and an increase in investment related gains (losses).

Premiums were $774 million in 2024, a decrease of $8.4 billion from $9.1 billion in 2023, primarily driven by an $8.5 billion decrease in pension group annuity premiums compared to 2023, partially offset by an increase in life premiums attributable to a block reinsurance transaction completed in the fourth quarter of 2023.

Net investment income was $7.4 billion in 2024, an increase of $1.8 billion from $5.6 billion in 2023, primarily driven by significant growth in Athene’s investment portfolio attributed to strong net flows during the previous twelve months, higher rates on new deployment related to the higher interest rate environment and higher floating rate income.

Revenues of consolidated VIEs were $777 million in 2024, an increase of $149 million from $628 million in 2023, primarily driven by unrealized gains on assets held by AAA, partially offset by an unfavorable change in the fair value of mortgage loans held in VIEs related to a larger increase in U.S. Treasury rates in 2024 compared to 2023 and an unfavorable change in fair value of certain investment funds held within Athene’s consolidated VIEs.

Investment related gains (losses) were $1.5 billion in 2024, an increase of $112 million from $1.4 billion in 2023, primarily due to the change in fair value of FIA hedging derivatives, favorable net foreign exchange impacts and a favorable change in the provision for credit losses, partially offset by an unfavorable change in the fair value of reinsurance assets and mortgage loans. The change in fair value of FIA hedging derivatives increased $392 million, primarily driven by the favorable performance of the equity indices upon which Athene’s call options are based, with the 2024 impact amplified by the strong growth in Athene’s FIA block of business over the previous twelve months. The largest percentage of Athene’s call options are based on the S&P 500 index, which increased 14.5% in 2024, compared to an increase of 15.9% in 2023. The favorable net foreign exchange impacts were primarily related to the strengthening of the U.S. dollar against foreign currencies in comparison to 2023 and the continued growth in foreign denominated business. The favorable change in the provision for credit losses of $77 million was primarily driven by intent-to-sell impairments in 2023 related to the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure, partially offset by an increase in the allowance for credit losses in 2024 primarily related to CMBS and corporate securities. The change in fair value of reinsurance assets decreased $528 million and the change in fair value of mortgage loans decreased $167 million, primarily driven by a larger increase in U.S. Treasury rates in 2024 compared to 2023.

Expenses

Retirement Services expenses were $7.5 billion in 2024, a decrease of $7.2 billion from $14.7 billion in 2023. The decrease was primarily driven by a decrease in future policy and other policy benefits and a decrease in market risk benefits remeasurement (gains) losses, partially offset by an increase in interest sensitive contract benefits.

Future policy and other policy benefits were $1.6 billion in 2024, a decrease of $8.3 billion from $10.0 billion in 2023, primarily driven by an $8.5 billion decrease in pension group annuity obligations, partially offset by a $185 million increase in accrued interest. The increase in accrued interest was primarily attributable to a larger outstanding balance in 2024 compared to 2023.

Market risk benefits remeasurement (gains) losses were $(170) million in 2024, a decrease of $445 million from $275 million in 2023. The gains in 2024 compared to losses in 2023 were primarily driven by a favorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $457 million favorable compared to 2023 due to a larger increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits.

Interest sensitive contract benefits were $4.7 billion in 2024, an increase of $1.4 billion from $3.3 billion in 2023, primarily driven by an increase in rates on deferred annuity and funding agreement issuances, as well as increased costs on floating rate funding agreements, driven by higher U.S. Treasury rates, and significant growth in Athene’s deferred annuity and funding agreement blocks of business, partially offset by a decrease in the change in Athene’s fixed indexed annuity reserves. The change in Athene’s fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The decrease in the change in fair value of FIA embedded derivatives of $533 million was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 index, which increased 14.5% in 2024, compared to an increase of 15.9% in 2023. The change in fair value of FIA embedded derivatives was also driven by the favorable change in discount rates used in Athene’s embedded derivative calculations as 2024 experienced an increase in discount rates compared to a decrease in 2023.

Income Tax (Provision) Benefit

The Company’s income tax provision totaled $683 million and $454 million in 2024 and 2023, respectively. The change to the provision was primarily related to the increase in pretax income subject to income tax. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 18.8% and 16.6% for 2024 and 2023, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m). During the fourth quarter of 2023, the Company experienced a decrease to its consolidated effective income tax rate due to the one-time deferred tax benefit resulting from the enactment of the Bermuda CIT. The Company does not expect a material increase to its consolidated effective tax rate or earnings and results of operations as a result of the utilization of the deferred tax assets, though the Company can provide no assurance that the impacts will not be material in future years (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

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

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023			2024	2023
Asset Management:
Management fees - Yield	$460	$392	$68	17.3%	$900	$771	$129	16.7%
Management fees - Hybrid	63	62	1	1.6	124	119	5	4.2
Management fees - Equity	149	166	(17)	(10.2)	300	307	(7)	(2.3)
Management fees	672	620	52	8.4	1,324	1,197	127	10.6
Capital solutions fees and other, net	208	138	70	50.7	349	276	73	26.4
Fee-related performance fees	52	35	17	48.6	98	62	36	58.1
Fee-related compensation	(240)	(212)	28	13.2	(460)	(423)	37	8.7
Non-compensation expenses	(176)	(139)	37	26.6	(333)	(273)	60	22.0
Fee Related Earnings (FRE)	$516	$442	$74	16.7%	$978	$839	$139	16.6%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

In this section, references to 2024 refer to the three months ended June 30, 2024 and references to 2023 refer to the three months ended June 30, 2023.

FRE was $516 million in 2024, an increase of $74 million compared to $442 million in 2023. This increase was attributable to record quarterly fee related revenues, primarily driven by increases in capital solutions fees and other, net, and management fees.

Capital solutions fees in 2024 reflect growth across the broader debt origination ecosystem, including a record quarter of high-grade corporate solutions activity. Capital solutions fees earned during 2024 were primarily attributable to advisory and transaction fees earned from companies in the (i) media, telecom and technology and (ii) business services sectors.

The increase in management fees was primarily attributable to management fees earned from Athene and ADS of $55 million and $11 million, respectively, driven by increases in fee-generating AUM and subscriptions in 2024, respectively, partially offset by a decrease in management fees earned from Fund X of $10 million primarily related to the catch-up management fees earned in 2023. Management fees in 2024 benefited from robust growth in the yield strategy reflecting increasing contributions from third-party clients and Athene, as well as solid levels of capital deployment.

The growth in revenues was offset, in part, by increases in non-compensation expenses and higher fee-related compensation expense stemming from strong growth in fee related revenues and increased headcount in 2024. The increase in non-compensation expenses in 2024 was primarily driven by fund merger-related costs of $15 million, as well as an increase in professional fees and higher travel and entertainment expenses.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

In this section, references to 2024 refer to the six months ended June 30, 2024 and references to 2023 refer to the six months ended June 30, 2023.

FRE was $978 million in 2024, an increase of $139 million compared to $839 million in 2023. This increase was primarily attributable to growth in fee related revenues, including management fees, capital solutions fees and other, net and fee-related performance fees.

The increase in management fees was primarily attributable to management fees earned from Athene and ADS of $104 million and $18 million, respectively, primarily driven by increases in fee-generating AUM and increased subscriptions in 2024, respectively, partially offset by a decrease in management fees earned from Fund VIII of $10 million correlated with its decrease in invested capital.

The increase in fee-related performance fees in 2024 was primarily attributable to fees earned from ADS and MidCap Financial of $10 million and $7 million, respectively, reflecting the growing contribution from Apollo’s diversified suite of wealth-focused products.

Capital solutions fees in 2024 reflect growth across the broader debt origination ecosystem and such fees were primarily attributable to fees earned from companies in the (i) media, telecom and technology, (ii) financial services, (iii) business services and (iv) manufacturing and industrial sectors.

The growth in revenues was offset, in part, by increases in non-compensation expenses and higher fee-related compensation expense stemming from strong growth in fee related revenues and increased headcount in 2024. The increase in non-compensation expenses in 2024 was primarily driven by fund merger-related costs of $15 million, as well as higher travel and entertainment expenses and higher placement fees.

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

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	June 30, 2024
(In millions)	Yield	Hybrid	Equity	Total
Performance Fee-Generating AUM [1]	$64,854	$30,582	$44,119	$139,555
AUM Not Currently Generating Performance Fees	5,220	3,107	4,731	13,058
Uninvested Performance Fee-Eligible AUM	12,766	18,656	29,091	60,513
Total Performance Fee-Eligible AUM	$82,840	$52,345	$77,941	$213,126

	June 30, 2023
(In millions)	Yield	Hybrid	Equity	Total
Performance Fee-Generating AUM [1]	$52,431	$24,939	$43,560	$120,930
AUM Not Currently Generating Performance Fees	4,603	6,150	4,406	15,159
Uninvested Performance Fee-Eligible AUM	6,600	14,877	32,982	54,459
Total Performance Fee-Eligible AUM	$63,634	$45,966	$80,948	$190,548

	December 31, 2023
(In millions)	Yield	Hybrid	Equity	Total
Performance Fee-Generating AUM [1]	$57,742	$25,363	$45,365	$128,470
AUM Not Currently Generating Performance Fees	4,674	5,989	5,635	16,298
Uninvested Performance Fee-Eligible AUM	11,069	15,022	30,889	56,980
Total Performance Fee-Eligible AUM	$73,485	$46,374	$81,889	$201,748

[1] Performance Fee-Generating AUM of $7.5 billion, $3.7 billion and $5.4 billion as of June 30, 2024, June 30, 2023 and December 31, 2023, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	June 30, 2024
(In millions)	Yield	Hybrid	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$2,531	$25,091		$27,622
Fee-Generating AUM based on invested capital	5,000	10,830	25,398		41,228
Fee-Generating AUM based on gross/adjusted assets	385,269	4,499	761		390,529
Fee-Generating AUM based on NAV	49,635	11,956	1,193		62,784
Total Fee-Generating AUM	$439,904	$29,816	$52,443	[1]	$522,163

[1] The weighted average remaining life of the traditional private equity funds as of June 30, 2024 was 65 months.

	June 30, 2023
(In millions)	Yield	Hybrid	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$2,531	$23,104		$25,635
Fee-Generating AUM based on invested capital	3,396	10,123	26,113		39,632
Fee-Generating AUM based on gross/adjusted assets	334,737	4,783	873		340,393
Fee-Generating AUM based on NAV	44,530	10,979	614		56,123
Total Fee-Generating AUM	$382,663	$28,416	$50,704	[1]	$461,783

[1] The weighted average remaining life of the traditional private equity funds at June 30, 2023 was 74 months.

	December 31, 2023
(In millions)	Yield	Hybrid	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$2,531	$25,558		$28,089
Fee-Generating AUM based on invested capital	3,926	9,830	26,043		39,799
Fee-Generating AUM based on gross/adjusted assets	360,777	4,572	864		366,213
Fee-Generating AUM based on NAV	46,463	11,454	934		58,851
Total Fee-Generating AUM	$411,166	$28,387	$53,399	[1]	$492,952

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2023 was 70 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $304.4 billion, $278.3 billion and $257.9 billion of AUM on behalf of Athene as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 15 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $50.3 billion, $49.9 billion and $50.6 billion of AUM on behalf of Athora as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

The following tables summarize changes in total AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	Three months ended June 30,
	2024				2023
(In millions)	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$500,604	$63,661	$106,739	$671,004	$438,070	$58,955	$100,704	$597,729
Inflows	31,420	6,645	933	38,998	25,774	3,458	5,758	34,990
Outflows[2]	(12,746)	(250)	(1,387)	(14,383)	(13,658)	(263)	(509)	(14,430)
Net Flows	18,674	6,395	(454)	24,615	12,116	3,195	5,249	20,560
Realizations	(1,282)	(844)	(2,182)	(4,308)	(3,801)	(767)	(1,431)	(5,999)
Market Activity[3]	3,318	1,003	621	4,942	3,458	1,027	330	4,815
End of Period	$521,314	$70,215	$104,724	$696,253	$449,843	$62,410	$104,852	$617,105

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

[2] Outflows for Total AUM include redemptions of $1.9 billion and $1.5 billion during the three months ended June 30, 2024 and 2023, respectively.
[3] Includes foreign exchange impacts of $(0.6) billion and $0.5 billion during the three months ended June 30, 2024 and 2023, respectively.

	Six months ended June 30,
	2024				2023
(In millions)	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$480,452	$62,463	$107,861	$650,776	$392,466	$56,410	$98,771	$547,647
Inflows	68,078	8,005	2,751	78,834	76,846	6,616	8,298	91,760
Outflows[2]	(30,733)	(956)	(3,053)	(34,742)	(21,124)	(1,289)	(811)	(23,224)
Net Flows	37,345	7,049	(302)	44,092	55,722	5,327	7,487	68,536
Realizations	(6,019)	(1,351)	(4,580)	(11,950)	(4,985)	(1,426)	(2,917)	(9,328)
Market Activity[3]	9,536	2,054	1,745	13,335	6,640	2,099	1,511	10,250
End of Period	$521,314	$70,215	$104,724	$696,253	$449,843	$62,410	$104,852	$617,105

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

[2] Outflows for Total AUM include redemptions of $3.4 billion and $3.8 billion during the six months ended June 30, 2024 and 2023, respectively.
[3] Includes foreign exchange impacts of $(2.3) billion and $1.5 billion during the six months ended June 30, 2024 and 2023, respectively.

Three Months Ended June 30, 2024

Total AUM was $696.3 billion at June 30, 2024, an increase of $25.2 billion, or 3.8%, compared to $671.0 billion at March 31, 2024. The net increase was primarily driven by subscriptions across the platform and the growth of our retirement services client assets, partially offset by normal course outflows at Athene as well as distributions. More specifically, the net increase was due to:

•Net flows of $24.6 billion primarily attributable to:
•an $18.7 billion increase related to the funds we manage in our yield strategy primarily consisting of (i) $13.4 billion of subscriptions mostly related to the corporate fixed income, corporate credit and structured credit funds; and (ii) $5.8 billion related to the growth of our retirement services clients; partially offset by $(1.8) billion of redemptions primarily in the corporate credit funds we manage; and
•a $6.4 billion increase related to the funds we manage in our hybrid strategy primarily due to $5.9 billion of subscriptions across the financial credit instruments and hybrid credit funds we manage and $0.7 billion of net transfer activity.

•Realizations of $(4.3) billion primarily attributable to:
•$(2.2) billion related to the funds we manage in our equity strategy driven by distributions across our traditional private equity funds;
•$(1.3) billion related to the funds we manage in our yield strategy, largely driven by distributions from the corporate credit and direct origination funds we manage; and
•$(0.8) billion related to the funds we manage in our hybrid strategy, largely driven by distributions from the hybrid credit funds we manage.

•Market activity of $4.9 billion, primarily attributable to:
•$3.3 billion related to the funds we manage in our yield strategy primarily consisting of $1.9 billion driven by our retirement services clients and $1.0 billion related to the corporate credit and direct origination funds;
•$1.0 billion related to the funds we manage in our hybrid strategy related to the hybrid credit and hybrid value funds we manage; and
•$0.6 billion related to the funds we manage in our equity strategy, primarily the traditional private equity funds.

Six Months Ended June 30, 2024

Total AUM was $696.3 billion at June 30, 2024, an increase of $45.5 billion, or 7.0%, compared to $650.8 billion at December 31, 2023. The net increase was primarily driven by subscriptions across the platform and the growth of our retirement services client assets, partially offset by outflows attributable to Atlas and distributions. More specifically, the net increase was due to:

•Net flows of $44.1 billion primarily attributable to:
•a $37.3 billion increase related to the funds we manage in our yield strategy primarily consisting of (i) $24.6 billion of subscriptions mostly related to the corporate fixed income, corporate credit and structured credit funds; (ii) $16.8 billion related to the growth of our retirement services client assets; and (iii) $4.1 billion of leverage, partially offset by $(7.0) billion of outflows resulting from the previously announced conclusion of the Atlas SP-Credit Suisse investment management agreement; and
•a $7.0 billion increase related to the funds we manage in our hybrid strategy, primarily due to $6.7 billion of subscriptions across the financial credit instruments, hybrid credit and infrastructure equity funds we manage.

•Realizations of $(12.0) billion primarily attributable to:
•$(6.0) billion related to the funds we manage in our yield strategy, largely driven by the anticipated run-off related to the Atlas SP-Credit Suisse investment management agreement;
•$(4.6) billion related to the funds we manage in our equity strategy primarily consisting of distributions across the traditional private equity funds; and
•$(1.4) billion related to the funds we manage in our hybrid strategy.
•Market activity of $13.3 billion primarily attributable to:
•$9.5 billion related to the funds we manage in our yield strategy primarily consisting of $7.2 billion related to our retirement services client assets and $1.9 billion related to the corporate credit and direct origination funds;
•$2.1 billion related to the funds we manage in our hybrid strategy related to the hybrid credit and hybrid value funds; and
•$1.7 billion related to the funds we manage in our equity strategy related to the traditional private equity funds.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies within the Asset Management segment:

	Three months ended June 30,
	2024				2023
(In millions)	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$424,522	$28,594	$52,981	$506,097	$368,237	$28,481	$48,489	$445,207
Inflows	28,436	1,690	965	31,091	26,300	675	3,515	30,490
Outflows[2]	(14,928)	(283)	(1,165)	(16,376)	(14,329)	(869)	(1,072)	(16,270)
Net Flows	13,508	1,407	(200)	14,715	11,971	(194)	2,443	14,220
Realizations	(1,051)	(371)	(347)	(1,769)	(346)	(223)	(237)	(806)
Market Activity[3]	2,925	186	9	3,120	2,801	352	9	3,162
End of Period	$439,904	$29,816	$52,443	$522,163	$382,663	$28,416	$50,704	$461,783

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

[2] Outflows for Fee-Generating AUM include redemptions of $1.9 billion and $1.3 billion during the three months ended June 30, 2024 and 2023, respectively.
[3] Includes foreign exchange impacts of $(0.5) billion and $0.4 billion during the three months ended June 30, 2024 and 2023, respectively.

	Six months ended June 30,
	2024				2023
(In millions)	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$411,166	$28,387	$53,399	$492,952	$338,821	$26,113	$47,153	$412,087
Inflows	57,907	2,527	1,833	62,267	61,074	2,963	5,279	69,316
Outflows[2]	(35,952)	(1,047)	(1,908)	(38,907)	(22,537)	(1,130)	(1,162)	(24,829)
Net Flows	21,955	1,480	(75)	23,360	38,537	1,833	4,117	44,487
Realizations	(2,053)	(593)	(788)	(3,434)	(733)	(379)	(554)	(1,666)
Market Activity[3]	8,836	542	(93)	9,285	6,038	849	(12)	6,875
End of Period	$439,904	$29,816	$52,443	$522,163	$382,663	$28,416	$50,704	$461,783

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

[2] Outflows for Fee-Generating AUM include redemptions of $3.2 billion and $3.6 billion during the six months ended June 30, 2024 and 2023, respectively.
[3] Includes foreign exchange impacts of $(1.8) billion and $1.1 billion during the six months ended June 30, 2024 and 2023, respectively.

Three Months Ended June 30, 2024

Total Fee-Generating AUM was $522.2 billion at June 30, 2024, an increase of $16.1 billion, or 3.2%, compared to $506.1 billion at March 31, 2024. The net increase was primarily due to the growth of our retirement services client assets, subscriptions across the platform, market activity primarily in our yield strategy and increase in leverage, partially offset by redemptions. More specifically, the net increase was due to:

•Net flows of $14.7 billion primarily attributable to:
•a $13.5 billion increase related to the funds we manage in our yield strategy primarily consisting of (i) $5.8 billion related to the growth of our retirement services clients; (ii) $4.4 billion of subscriptions primarily related to the corporate fixed income and corporate credit funds we manage; (iii) $2.6 billion of other net fee-generating movements; and (iv) $2.3 billion of leverage, partially offset by $1.8 billion of redemptions.

•Market activity of $3.1 billion primarily attributable to the funds we manage in our yield strategy primarily consisting of $1.9 billion related to our retirement services clients.

•Realizations of $(1.8) billion across the yield, hybrid and equity strategies.

Six Months Ended June 30, 2024

Total Fee-Generating AUM was $522.2 billion at June 30, 2024, an increase of $29.2 billion, or 5.9%, compared to $493.0 billion at December 31, 2023. The net increase was primarily driven by the growth of our retirement services client assets, subscriptions across the platform, and market activity primarily in our yield strategy, partially offset by outflows attributable to Atlas. More specifically, the net increase was due to:

•Net flows of $23.4 billion primarily attributable to:
•a $22.0 billion increase related to the funds we manage in our yield strategy primarily consisting of (i) a $16.8 billion increase related to the growth of our retirement services client assets; (ii) $7.7 billion of subscriptions primarily related to the corporate credit and corporate fixed income funds we manage; and (iii) $5.9 billion of other net fee-generating movements, partially offset by $(7.0) billion of outflows resulting from the previously announced conclusion of the Atlas SP-Credit Suisse investment management agreement.

•Market activity of $9.3 billion primarily attributable to the funds we manage in our yield strategy consisting of $7.3 billion related to our retirement services clients.

•Realizations of $(3.4) billion across our yield, hybrid and equity strategies.

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

The following presents gross capital deployment and uncalled commitments (in billions):

Note: Totals may not add due to rounding
As of June 30, 2024 and December 31, 2023, Apollo had $68 billion and $58 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023			2024	2023
Retirement Services:
Fixed income and other net investment income	$2,633	$2,207	$426	19.3%	$5,087	$4,164	$923	22.2%
Alternative net investment income	168	259	(91)	(35.1)	434	444	(10)	(2.3)
Net investment earnings	2,801	2,466	335	13.6	5,521	4,608	913	19.8
Strategic capital management fees	24	16	8	50.0	49	30	19	63.3
Cost of funds	(1,880)	(1,437)	443	30.8	(3,603)	(2,672)	931	34.8
Net investment spread	945	1,045	(100)	(9.6)	1,967	1,966	1	0.1
Other operating expenses	(116)	(117)	(1)	(0.9)	(230)	(241)	(11)	(4.6)
Interest and other financing costs	(119)	(129)	(10)	(7.8)	(210)	(238)	(28)	(11.8)
Spread Related Earnings (SRE)	$710	$799	$(89)	(11.1)%	$1,527	$1,487	$40	2.7%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

In this section, references to 2024 refer to the three months ended June 30, 2024 and references to 2023 refer to the three months ended June 30, 2023.

Spread Related Earnings

SRE was $710 million in 2024, a decrease of $89 million, or 11%, compared to $799 million in 2023. The decrease in SRE was primarily driven by higher cost of funds, partially offset by higher net investment earnings, lower interest and other financing costs and higher strategic capital management fees.

Cost of funds increased $443 million, primarily driven by growth in and higher rates on new deferred annuity issuances, growth in and higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, and an increase in business mix to institutional business at higher crediting rates. These increases were partially offset by an increase in costs attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023.

Net investment earnings increased $335 million, primarily driven by $19.9 billion of growth in Athene’s average net invested assets, higher rates on new deployment related to the higher interest rate environment and higher floating rate income, partially offset by lower alternative net investment income and an increase in income attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023. The lower alternative investment income compared to 2023 was primarily driven by Athene’s investment in MidCap Financial which experienced outsized performance in 2023, lower returns on Athene’s investment in Catalina, continued inflationary pressures impacting the valuation of Athora, lower returns from Athene’s investment in Redding Ridge attributable to strong CLO performance in 2023 and unfavorable performance from Challenger Life Company Limited (“Challenger”) related to a share price decrease in 2024 compared to an increase in 2023. These impacts were partially offset by higher returns from Athene’s investment in Wheels related to a valuation increase in 2024.

Interest and other financing costs decreased $10 million related to lower interest expense resulting from a decrease in short-term repurchase agreements outstanding in 2024 compared to 2023, partially offset by interest expense related to Athene’s debt issuances in the fourth quarter of 2023 and the first quarter of 2024.

Strategic capital management fees increased $8 million due to additional fees received from ADIP II as a result of the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023.

Net Investment Spread

	Three months ended June 30,
	2024	2023	Change
Fixed income and other net investment earned rate	4.82%	4.46%	36bps
Alternative net investment earned rate	5.73%	8.53%	NM
Net investment earned rate	4.87%	4.69%	18bps
Strategic capital management fees	0.04%	0.03%	1bp
Cost of funds	(3.27)%	(2.73)%	54bps
Net investment spread	1.64%	1.99%	(35)bps

Net investment spread was 1.64% in 2024, a decrease of 35 basis points compared to 1.99% in 2023, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.27% in 2024, an increase of 54 basis points compared to 2.73% in 2023, primarily driven by higher rates on new deferred annuity issuances, higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, and an increase in business mix to institutional business at higher crediting rates. These increases were partially offset by an increase in costs attributable to the

ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023.

Net investment earned rate was 4.87% in 2024, an increase of 18 basis points compared to 4.69% in 2023, primarily due to higher returns in Athene’s fixed income portfolio, partially offset by lower returns in its alternative investment portfolio and an increase in income attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023. Fixed income and other net investment earned rate was 4.82% in 2024, an increase from 4.46% in 2023, primarily driven by higher rates on new deployment related to the higher interest rate environment and higher floating rate income. Alternative net investment earned rate was 5.73% in 2024, a decrease from 8.53% in 2023, primarily driven by Athene’s investment in MidCap Financial which experienced outsized performance in 2023, lower returns on Athene’s investment in Catalina, continued inflationary pressures impacting the valuation of Athora, lower returns from Athene’s investment in Redding Ridge attributable to strong CLO performance in 2023 and unfavorable performance from Challenger related to a share price decrease in 2024 compared to an increase in 2023. These impacts were partially offset by higher returns from Athene’s investment in Wheels related to a valuation increase in 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

In this section, references to 2024 refer to the six months ended June 30, 2024 and references to 2023 refer to the six months ended June 30, 2023.

Spread Related Earnings

SRE was $1.5 billion in 2024, an increase of $40 million, or 3%, compared to $1.5 billion in 2023. The increase in SRE was primarily driven by higher net investment earnings, lower interest and other financing costs and higher strategic capital management fees, partially offset by higher cost of funds.

Net investment earnings increased $913 million, primarily driven by $20.3 billion of growth in Athene’s average net invested assets, higher rates on new deployment related to the higher interest rate environment and higher floating rate income, partially offset by slightly lower alternative net investment income and an increase in income attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023. The slightly lower alternative investment income compared to 2023 was primarily driven by Athene’s investment in MidCap Financial which experienced outsized performance in 2023, continued inflationary pressures impacting the valuation of Athora and lower returns on Athene’s investment in Catalina. These impacts were largely offset by higher returns from Athene’s investment in Wheels related to a valuation increase in 2024 and favorable performance from Challenger related to a share price increase in 2024 compared to a decrease in 2023.

Cost of funds increased $931 million, primarily driven by growth in and higher rates on new deferred annuity issuances, growth in and higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, and an increase in business mix to institutional business at higher crediting rates. These increases were partially offset by an increase in costs attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023.

Interest and other financing costs decreased $28 million related to lower interest expense resulting from a decrease in short-term repurchase agreements outstanding in 2024 compared to 2023, partially offset by interest expense related to Athene’s debt issuances in the fourth quarter of 2023 and the first quarter of 2024.

Strategic capital management fees increased $19 million due to additional fees received from ADIP II as a result of the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023.

Net Investment Spread

	Six months ended June 30,
	2024	2023	Change
Fixed income and other net investment earned rate	4.75%	4.30%	45bps
Alternative net investment earned rate	7.42%	7.33%	9bps
Net investment earned rate	4.89%	4.48%	41bps
Strategic capital management fees	0.04%	0.03%	1bp
Cost of funds	(3.19)%	(2.60)%	59bps
Net investment spread	1.74%	1.91%	(17)bps

Net investment spread was 1.74% in 2024, a decrease of 17 basis points compared to 1.91% in 2023, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.19% in 2024, an increase of 59 basis points compared to 2.60% in 2023, primarily driven by higher rates on new deferred annuity issuances, higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, and an increase in business mix to institutional business at higher crediting rates. These increases were partially offset by an increase in costs attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023.

Net investment earned rate was 4.89% in 2024, an increase of 41 basis points compared to 4.48% in 2023, primarily due to higher returns in Athene’s fixed income portfolio and slightly favorable performance in its alternative investment portfolio, partially offset by an increase in income attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023. Fixed income and other net investment earned rate was 4.75% in 2024, an increase from 4.30% in 2023, primarily driven by higher rates on new deployment related to the higher interest rate environment and higher floating rate income. Alternative net investment earned rate was 7.42% in 2024, an increase from 7.33% in 2023, as slightly lower income was earned on average alternative net invested assets that decreased $431 million compared to 2023. The slightly lower alternative net investment income compared to 2023 was primarily driven by Athene’s investment in MidCap Financial which experienced outsized performance in 2023, continued inflationary pressures impacting the valuation of Athora and lower returns on Athene’s investment in Catalina. These impacts were largely offset by higher returns from Athene’s investment in Wheels related to a valuation increase in 2024 and favorable performance from Challenger related to a share price increase in 2024 compared to a decrease in 2023.

Investment Portfolio

Athene had total investments, including related parties and consolidated VIEs, of $287.1 billion and $259.2 billion as of June 30, 2024 and December 31, 2023, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Athene has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and consolidated VIEs:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
AFS securities, at fair value
U.S. government and agencies	$6,044	2.1%	$5,399	2.1%
U.S. state, municipal and political subdivisions	954	0.3%	1,046	0.4%
Foreign governments	1,591	0.6%	1,899	0.7%
Corporate	86,370	30.1%	78,246	30.2%
CLO	24,153	8.4%	20,207	7.8%
ABS	15,446	5.4%	13,383	5.2%
CMBS	7,254	2.5%	6,591	2.5%
RMBS	7,578	2.6%	7,567	2.9%
Total AFS securities, at fair value	149,390	52.0%	134,338	51.8%
Trading securities, at fair value	1,643	0.6%	1,706	0.7%
Equity securities	1,469	0.5%	1,293	0.5%
Mortgage loans, at fair value	52,645	18.3%	44,115	17.0%
Investment funds	107	—%	109	0.1%
Policy loans	325	0.1%	334	0.1%
Funds withheld at interest	21,827	7.6%	24,359	9.4%
Derivative assets	7,488	2.6%	5,298	2.1%
Short-term investments	736	0.3%	341	0.1%
Other investments	1,688	0.6%	1,206	0.5%
Total investments	237,318	82.6%	213,099	82.3%
Investments in related parties
AFS securities, at fair value
Corporate	1,420	0.5%	1,352	0.5%
CLO	4,572	1.6%	4,268	1.7%
ABS	11,052	3.8%	8,389	3.2%
Total AFS securities, at fair value	17,044	5.9%	14,009	5.4%
Trading securities, at fair value	719	0.2%	838	0.3%
Equity securities, at fair value	314	0.1%	318	0.1%
Mortgage loans, at fair value	1,320	0.5%	1,281	0.5%
Investment funds	1,619	0.6%	1,632	0.6%
Funds withheld at interest	5,619	2.0%	6,474	2.5%
Short-term investments	756	0.3%	947	0.4%
Other investments, at fair value	335	0.1%	343	0.1%
Total related party investments	27,726	9.7%	25,842	9.9%
Total investments, including related parties	265,044	92.3%	238,941	92.2%
Investments of consolidated VIEs
Trading securities, at fair value	2,233	0.8%	2,136	0.8%
Mortgage loans, at fair value	2,120	0.7%	2,173	0.8%
Investment funds, at fair value	17,621	6.2%	15,820	6.2%
Other investments, at fair value	119	—%	103	—%
Total investments of consolidated VIEs	22,093	7.7%	20,232	7.8%
Total investments, including related parties and consolidated VIEs	$287,137	100.0%	$259,173	100.0%

The $28.0 billion increase in Athene’s total investments, including related parties and consolidated VIEs, as of June 30, 2024 compared to December 31, 2023 was primarily driven by significant growth from gross organic inflows of $36.8 billion in excess of gross liability outflows of $18.2 billion and an increase in derivative assets primarily related to the impact of favorable equity market performance in 2024 on Athene’s call options and the purchase of additional derivatives to hedge equity market performance and foreign exchange impacts. Additionally, total investments, including related parties and consolidated VIEs, increased due to the issuance of debt in the first quarter of 2024, an increase in VIE investment funds attributable to contributions from third-party investors into AAA and favorable performance of the underlying assets, and the reinvestment of earnings, partially offset by unrealized losses on AFS securities during the six months ended June 30, 2024 of $1.7 billion attributable to an increase in U.S. Treasury rates in 2024.

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 96.8% and 96.5% as of June 30, 2024 and December 31, 2023, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

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

Athene holds derivatives for economic hedging purposes to reduce its exposure to the cash flow variability of assets and liabilities, equity market risk, foreign exchange risk, interest rate risk and credit risk. Athene’s primary use of derivative instruments relates to providing the income needed to fund the annual index credits on its FIA products. Athene primarily uses fixed indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index. Athene also uses derivative instruments, such as forward contracts and swaps, to hedge foreign currency exposure resulting from foreign denominated assets and liabilities and to help manage its net floating rate position.

Net Invested Assets

The following summarizes Athene’s net invested assets:

	June 30, 2024		December 31, 2023
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$88,818	38.1%	$82,883	38.1%
CLO	22,027	9.5%	20,538	9.4%
Credit	110,845	47.6%	103,421	47.5%
CML	27,584	11.9%	25,977	11.9%
RML	22,217	9.5%	18,021	8.3%
RMBS	7,679	3.3%	7,795	3.6%
CMBS	6,029	2.6%	5,580	2.6%
Real estate	63,509	27.3%	57,373	26.4%
ABS	24,959	10.7%	22,202	10.2%
Alternative investments	11,674	5.0%	11,659	5.4%
State, municipal, political subdivisions and foreign government	3,269	1.4%	3,384	1.5%
Equity securities	1,921	0.8%	1,727	0.8%
Short-term investments	1,392	0.6%	1,048	0.5%
U.S. government and agencies	4,700	2.0%	4,052	1.9%
Other investments	47,915	20.5%	44,072	20.3%
Cash and cash equivalents	8,197	3.5%	10,467	4.8%
Policy loans and other	2,491	1.1%	2,094	1.0%
Net invested assets	$232,957	100.0%	$217,427	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.
Athene’s net invested assets were $233.0 billion and $217.4 billion as of June 30, 2024 and December 31, 2023, respectively. The increase in net invested assets as of June 30, 2024 from December 31, 2023 was primarily driven by growth from net organic inflows of $25.4 billion in excess of net liability outflows of $15.4 billion, the issuance of debt in the first quarter of 2024, an increase in short-term repurchase agreements outstanding in 2024 and the reinvestment of earnings.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023			2024	2023
Principal Investing:
Realized performance fees	$175	$177	$(2)	(1.1)%	$269	$341	$(72)	(21.1)%
Realized investment income (loss)	11	2	9	450.0	25	30	(5)	(16.7)
Principal investing compensation	(138)	(145)	(7)	(4.8)	(211)	(315)	(104)	(33.0)
Other operating expenses	(15)	(14)	1	7.1	(29)	(28)	1	3.6
Principal Investing Income (PII)	$33	$20	$13	65.0%	$54	$28	$26	92.9%

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

In this section, references to 2024 refer to the three months ended June 30, 2024 and references to 2023 refer to the three months ended June 30, 2023.

PII was $33 million in 2024, an increase of $13 million, as compared to $20 million in 2023. This increase was primarily attributable to an increase in realized investment income and a decrease in principal investing compensation expense in 2024 of $9 million and $7 million, respectively.

The increase in realized investment income of $9 million in 2024 was primarily driven by realizations from certain of the Company’s balance sheet investments.

Principal investing compensation of $138 million in 2024 decreased $7 million, as compared to $145 million in 2023. The decrease in 2024 was primarily due to a decrease in profit sharing expense attributable to the Company’s incentive pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year, and is included within principal investing compensation. The decrease in 2024 was partially offset by an increase in profit sharing expense associated with realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The incentive pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Realized performance fees of $175 million moderated in 2024 from $177 million in 2023, as monetization activity from sizeable flagship private equity funds continued to be prudently managed amid the market backdrop. The decrease in realized performance fees of $2 million in 2024 was primarily driven by lower realized performance fees generated from MidCap Financial and HVF I, partially offset by an increase in realized performance fees earned from Fund IX.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

In this section, references to 2024 refer to the six months ended June 30, 2024 and references to 2023 refer to the six months ended June 30, 2023.

PII was $54 million in 2024, an increase of $26 million, as compared to $28 million in 2023. This increase was primarily attributable to a decrease in principal investing compensation of $104 million in 2024, partially offset by reduced realized performance fees of $72 million.

The decrease in realized performance fees of $72 million in 2024 was primarily driven by a decrease in realized performance fees generated from Fund VIII and HVF I, partially offset by increases in realized performance fees earned from Fund IX and Fund VII.

Principal investing compensation of $211 million in 2024 decreased $104 million, as compared to $315 million in 2023. The decrease in 2024 was primarily due to a decrease in profit sharing expense attributable to the Company’s incentive pool. Additionally, there was a decrease in profit sharing expense corresponding to the decrease in realized performance fees and the realization of profit sharing expense previously subject to clawback.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2024, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through its liquidation in 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations.” in the 2023 Annual Report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available.

All amounts are as of June 30, 2024, unless otherwise noted:

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Equity:
Fund X	2023	$19,909	$19,877	$3,522	$1,058	$3,165	$3,703	$4,761	NM4	NM4
Fund IX	2018	33,052	24,729	20,853	12,269	15,018	25,366	37,635	29%	20%
Fund VIII	2013	8,276	18,377	16,541	22,906	4,720	5,214	28,120	14	10
Fund VII	2008	—	14,677	16,461	34,294	—	—	34,294	33	25
Fund VI	2006	364	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	—	3,742	5,192	12,724	—	—	12,724	61	44
Fund I, II, III, IV & MIA[1]	Various	10	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[2]		$61,611	$98,858	$83,779	$121,787	$23,308	$34,283	$156,070	39	24
EPF IV	2023	3,112	3,007	799	243	601	765	1,008	21	13
EPF III	2017	3,332	4,445	4,926	4,058	1,996	2,276	6,334	11	6
Total Equity		$68,055	$106,310	$89,504	$126,088	$25,905	$37,324	$163,412
Hybrid:
ADIP II	2024	$6,556	$6,016	$2,347	$—	$2,347	$2,531	$2,531	NM4	NM4
ADIP I	2020	5,171	3,254	2,620	1,157	2,597	3,306	4,463	24%	20%
AIOF III[3]	N/A	1,299	1,304	153	—	153	162	162	NM4	NM4
AIOF II	2021	2,645	2,542	1,890	652	1,452	1,727	2,379	16%	10%
AIOF I	2018	403	897	803	1,062	171	224	1,286	23	17
HVF II	2022	4,952	4,592	3,019	166	2,983	3,457	3,623	12	9
HVF I	2019	3,479	3,238	3,697	4,075	1,159	1,597	5,672	23	18
Accord VI5	2024	1,859	1,701	184	50	181	167	217	NM4	NM4
Accord V5	2022	533	1,922	2,030	1,973	129	139	2,112	11	8
Accord I, II, III, III B & IV5	Various	—	6,070	4,765	5,137	—	—	5,137	22	17
Accord+	2021	3,199	2,370	5,969	4,092	2,327	2,442	6,534	15	12
Total Hybrid		$30,096	$33,906	$27,477	$18,364	$13,499	$15,752	$34,116

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

Equity

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of June 30, 2024:

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$8,532	$19,662	29%
Non-Control Distressed	6,306	11,938	71
Total	14,838	31,600	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	68,941	124,470	21
Total	$83,779	$156,070	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund IX and Fund VIII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI, VII and X are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to June 30, 2024 and such information was deemed not meaningful. All amounts are as of June 30, 2024.

Fund IX1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$4,951	$11,075
Opportunistic Buyouts	14,643	23,228
Distressed[2]	1,259	3,332
Total	$20,853	$37,635

Fund VIII1

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,704	$7,071
Opportunistic Buyouts	13,270	20,295
Distressed[2]	567	754
Total	$16,541	$28,120

[1] Committed capital less unfunded capital commitments for Fund IX and Fund VIII were $19.9 billion and $17.8 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable governing agreements.

[2] The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets:

			Total Returns[1]
(In millions)	IPO Year[2]	Total AUM	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
MidCap Financial[3]	N/A	$12,994	4%	5%	8%	11%
AIF	2013	338	5%	8%	11%	11%
AFT	2011	365	5%	5%	16%	10%
MFIC[4]	2004	3,009	3%	13%	16%	17%
ADS[5]	N/A	10,863	3%	3%	6%	8%
ARI	2009	9,236	(9)%	25%	(10)%	13%
ADREF[6]	N/A	5,960	1%	(1)%	(2)%	(2)%
ADCF[6]	N/A	1,273	2%	3%	5%	8%
Other[7]	N/A	10,511	N/A	N/A	N/A	N/A
Total		$54,549

[1] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

2 An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
[3] MidCap Financial is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 3% and 9% for the three months ended June 30, 2024 and 2023, respectively. The net returns based on NAV were 6% and 15% for the six months ended June 30, 2024 and 2023, respectively.

4 AUM is presented on a three-month lag, as of March 31, 2024, based upon the availability of the information.
5 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. AUM is as of March 31, 2024. The returns presented are net returns based on NAV.
6 ADREF and ADCF are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV.
[7] Other includes, among others, AUM of $2.0 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of March 31, 2024. Returns and IPO year are not provided for this AUM. Other also includes AUM of $6.3 billion related to third-party capital within AAA.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$828	$599	$2,231	$1,609
Preferred dividends	25	—	49	—
Net income (loss) attributable to non-controlling interests	324	151	662	679
GAAP Net Income (Loss)	$1,177	$750	$2,942	$2,288
Income tax provision (benefit)	261	201	683	454
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$1,438	$951	$3,625	$2,742
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	45	57	139	124
Equity-based compensation	84	58	158	110
Transaction-related charges[2]	22	(4)	77	(7)
Merger-related transaction and integration costs[3]	7	5	15	12
(Gains) losses from change in tax receivable agreement liability	1	—	1	—
Net (income) loss attributable to non-controlling interests in consolidated entities	(323)	(192)	(700)	(715)
Unrealized performance fees	(86)	86	(354)	(153)
Unrealized profit sharing expense	35	1	194	136
HoldCo interest and other financing costs[4]	15	20	30	41
Unrealized principal investment income (loss)	1	(29)	(10)	(39)
Unrealized net (gains) losses from investment activities and other[5]	57	8	29	20
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	124	563	146	166
Non-operating change in insurance liabilities and related derivatives[6]	(203)	(304)	(876)	(169)
Integration, restructuring and other non-operating expenses	31	28	61	57
Equity-based compensation expense	11	13	24	29
Segment Income	1,259	1,261	2,559	2,354
HoldCo interest and other financing costs[4]	(15)	(20)	(30)	(41)
Taxes and related payables	(235)	(231)	(456)	(458)
Adjusted Net Income	$1,009	$1,010	$2,073	$1,855

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
[5] Three and six months ended June 30, 2024 includes an accrual related to an estimated liability associated with a regulatory matter.
[6] Includes the change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	June 30, 2024	December 31, 2023
Total GAAP Common Stock Outstanding	569,535,344	567,762,932
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	14,528,625	15,564,983
Vested RSUs	18,421,647	22,072,379
Unvested RSUs Eligible for Dividend Equivalents	14,387,351	12,603,041
Adjusted Net Income Shares Outstanding	616,872,967	618,003,335

[1] Reflects the number of shares of underlying common stock assumed to be issuable upon conversion of the Mandatory Convertible Preferred Stock during each period.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	June 30, 2024	December 31, 2023
Total investments, including related parties	$265,044	$238,941
Derivative assets	(7,488)	(5,298)
Cash and cash equivalents (including restricted cash)	14,097	14,781
Accrued investment income	2,507	1,933
Net receivable (payable) for collateral on derivatives	(4,258)	(2,835)
Reinsurance impacts	(2,132)	(572)
VIE assets, liabilities and non-controlling interests	15,339	14,818
Unrealized (gains) losses	18,869	16,445
Ceded policy loans	(170)	(174)
Net investment receivables (payables)	(252)	11
Allowance for credit losses	682	608
Other investments	(23)	(41)
Total adjustments to arrive at gross invested assets	37,171	39,676
Gross invested assets	302,215	278,617
ACRA non-controlling interests	(69,258)	(61,190)
Net invested assets	$232,957	$217,427

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

At June 30, 2024, the Company had $15.9 billion of unrestricted cash and cash equivalents, as well as $4.9 billion of available funds from the AMH credit facility, AHL credit facility, and AHL liquidity facility.

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
•make interest and principal payments on the Company’s debt;
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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	Six months ended June 30,
(In millions)	2024	2023
Operating Activities	$1,403	$4,622
Investing Activities	(31,085)	(17,508)
Financing Activities	29,976	16,537
Effect of exchange rate changes on cash and cash equivalents	(2)	5
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$292	$3,656

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

	Six months ended June 30,
(In millions)	2024	2023
Net cash provided by the Company's operating activities	$1,686	$5,093
Net cash used in the Consolidated Funds and VIEs operating activities	(283)	(471)
Net cash provided by operating activities	1,403	4,622
Net cash used in the Company's investing activities	(30,205)	(17,033)
Net cash used in the Consolidated Funds and VIEs investing activities	(880)	(475)
Net cash used in investing activities	(31,085)	(17,508)
Net cash provided by the Company's financing activities	27,943	16,600
Net cash provided by (used in) the Consolidated Funds and VIEs financing activities	2,033	(63)
Net cash provided by financing activities	$29,976	$16,537

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

•During the six months ended June 30, 2024, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income and net investment income, partially offset by pension group annuity benefit payments, net of cash inflows, and cash paid for policy acquisition and other operating expenses. Net cash provided by operating activities includes net cash used in our consolidated funds and VIEs, which primarily includes net payments for purchases of VIEs’ investments, partially offset by proceeds from the sale of VIEs’ investments.

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

•During the six months ended June 30, 2024, cash used in investing activities primarily reflects the purchase of investments, mainly AFS and mortgage loans, due to the deployment of significant cash inflows from Athene’s organic growth and cash collateral posted for derivative transactions with counterparties, partially offset by the sales, maturities and repayments of investments.

•During the six months ended June 30, 2023, cash used in investing activities primarily reflects the purchase of investments due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by the sales, maturities and repayments of investments.

Financing Activities

The Company’s financing activities reflect its capital market transactions and transactions with equity holders. The primary sources of cash within financing activities includes: (a) proceeds from debt and preferred equity issuances, (b) inflows on Athene’s investment-type policies and contracts, (c) changes of cash collateral for derivative transactions posted by counterparties, (d) capital contributions, and (e) proceeds from other borrowing activities. The primary uses of cash within financing activities include: (a) dividends, (b) payments under the tax receivable agreement, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, (e) repayments of debt, (f) withdrawals on Athene’s investment-type policies and contracts, (g) changes of cash collateral for derivative transactions posted by counterparties and (h) capital distributions.

•During the six months ended June 30, 2024, cash provided by financing activities primarily reflects cash received from the strong organic retail and funding agreement inflows, net of cash outflows, a favorable change in cash collateral for derivative transactions posted by counterparties related to the favorable equity market performance, issuances of debt by our subsidiary and net capital contributions from non-controlling interests, partially offset by repayment of debt and payment of common and preferred stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt, offset by repayment of debt.

•During the six months ended June 30, 2023, cash provided by financing activities primarily reflects cash received from the strong organic inflows from retail and flow reinsurance, net of outflows, a favorable change in cash collateral for derivative transactions posted by counterparties related to the favorable equity market performance, an increase in repurchase agreements and net capital contributions from non-controlling interests, partially offset by the payment of common and preferred stock dividends. Cash used in financing activities of our consolidated funds and VIEs primarily includes distributions to redeemable non-controlling interests and payments for borrowings under repurchase agreements, offset by proceeds from the issuance of debt.

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

On August 1, 2024, AGM declared a cash dividend of $0.4625 per share of its common stock, which will be paid on August 30, 2024 to holders of record at the close of business on August 16, 2024.

On August 1, 2024, the Company also declared and set aside a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on October 31, 2024 to holders of record at the close of business on October 15, 2024.

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

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock. There were 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding as of June 30, 2024. See note 13 to the condensed consolidated financial statements for further details.

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

At June 30, 2024, the asset management business had $2.9 billion of unrestricted cash and cash equivalents, as well as $1.0 billion of available funds from the AMH credit facility.

Future Debt Obligations

The asset management business had long-term debt of $4.1 billion at June 30, 2024, which includes notes with maturities in 2026, 2029, 2030, 2033, 2048, 2050, 2053 and 2054. See note 11 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

As of June 30, 2024, the outstanding AOG Unit Payment amount was $88 million, payable in equal quarterly installments through December 31, 2024. See note 15 for more information.

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

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of June 30, 2024.

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

Fund Escrow

As of June 30, 2024, the remaining investments and escrow cash of Fund VIII was valued at 102% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Athene’s investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers, but excludes pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services business does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. Athene has access to additional liquidity through its AHL credit facility and AHL liquidity facility. The AHL credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility. The AHL credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of June 30, 2024. Athene entered into a new AHL liquidity facility on June 28, 2024, which replaced its previous agreement dated as of June 30, 2023. The AHL liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility has a commitment termination date of June 27, 2025, subject to additional 364-day extensions, and was undrawn as of June 30, 2024. Athene also has access to $2.0 billion of committed repurchase facilities. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Insurance Subsidiaries’ Operating Liquidity

The primary cash flow sources for Athene’s insurance subsidiaries include retirement services product inflows (premiums and deposits), investment income, principal repayments on its investments, net transfers from separate accounts and financial product inflows. Uses of cash include investment purchases, payments to policyholders for surrenders, withdrawals and payout benefits, interest and principal payments on funding agreements and outstanding debt, payments to satisfy pension group annuity obligations, policy acquisition and general operating costs and payment of cash dividends.

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and market value adjustments (“MVA”), which are intended to protect it from early withdrawals. As of June 30, 2024 and December 31, 2023, approximately 81% and 79%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2024 and December 31, 2023, approximately 66% and 64%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of June 30, 2024, approximately 29% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 56% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of June 30, 2024 and December 31, 2023, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2024 and December 31, 2023, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $11.9 billion and $6.5 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2024, Athene’s total maximum borrowing capacity under the FHLB facilities was limited to $50.8 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of June 30, 2024, Athene had the ability to draw up to an estimated $13.6 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of each of June 30, 2024 and December 31, 2023, the payables for repurchase agreements were $3.9 billion, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $4.0 billion and $4.1 billion, respectively. As of June 30, 2024, payables for repurchase agreements, based on original issuance, were comprised of $1.2 billion short-term and $2.7 billion long-term repurchase agreements. As of December 31, 2023, payables for repurchase agreements, based on original issuance, were comprised of $686 million short-term and $3.2 billion long-term repurchase agreements.

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

Other Sources of Funding

Athene may seek to secure additional funding at the AHL level by means other than dividends from subsidiaries, such as by drawing on its undrawn $1.25 billion AHL credit facility, drawing on its undrawn $2.6 billion AHL liquidity facility or by pursuing future issuances of debt or preferred stock to third-party investors. The AHL credit facility contains various standard covenants with which Athene must comply, including maintaining a consolidated debt-to-capitalization ratio of not greater than 35%, maintaining a minimum consolidated net worth of no less than $14.8 billion and restrictions on the ability to incur liens, with certain exceptions. Rates, ratios and terms are as defined in the AHL credit facility. The AHL liquidity facility also contains various standard covenants with which Athene must comply, including maintaining an ALRe minimum consolidated net worth of no less than $10.2 billion and restrictions on the ability to incur liens, with certain exceptions. Rates and terms are as defined in the AHL liquidity facility.

Future Debt Obligations

Athene had long-term debt of $5.7 billion as of June 30, 2024, which includes notes with maturities in 2028, 2030, 2031, 2033, 2034, 2051, 2052, 2054 and 2064. See note 11 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

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

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of June 30, 2024:

(In millions)	2024	2025 - 2026	2027 - 2028	2029 and Thereafter	Total
Asset Management
Operating lease obligations[1]	$37	$164	$159	$502	$862
Other long-term obligations[2]	26	12	—	—	38
AMH credit facility[3]	—	2	1	—	3
Debt obligations[3]	110	925	394	6,639	8,068
AOG Unit payment [4]	88	—	—	—	88
	261	1,103	554	7,141	9,059
Retirement Services
Interest sensitive contract liabilities	7,922	43,135	67,356	109,976	228,389
Future policy benefits	1,362	5,374	5,272	38,791	50,799
Market risk benefits	—	—	—	5,544	5,544
Other policy claims and benefits	101	—	—	—	101
Dividends payable to policyholders	4	15	13	61	93
Debt[3]	151	585	1,565	8,891	11,192
Securities to repurchase[5]	1,282	1,631	1,302	—	4,215
	10,822	50,740	75,508	163,263	300,333
Obligations	$11,083	$51,843	$76,062	$170,404	$309,392

[1] Operating lease obligations excludes $158 million of other operating expenses associated with operating leases.
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

[5] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the June 30, 2024 interest rate.

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

Supplemental Guarantor Financial Information

The 2053 Subordinated Notes issued by AGM are guaranteed on a junior, unsecured basis, and the 2033 Senior Notes and the 2054 Senior Notes issued by AGM are both guaranteed on a senior, unsecured basis, by AAM, together with certain Apollo intermediary holding companies (collectively, the “Guarantors”). The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest (i) on the 2053 Subordinated Notes on a subordinated, unsecured basis and (ii) on the 2033 Senior Notes and the 2054 Senior Notes on a senior, unsecured basis. See note 11 of the condensed consolidated financial statements for further discussion on these debt obligations.

AGM, as issuer, and the Guarantors are holding companies. The primary sources of cash flow are dependent upon distributions from their respective subsidiaries to meet their future obligations under the notes and the guarantees, respectively. The 2033 Senior Notes, the 2054 Senior Notes and the 2053 Subordinated Notes are not guaranteed by any fee generating businesses, Apollo-managed funds, or Athene and its direct and indirect subsidiaries. Holders of the guaranteed registered debt securities will have a direct claim only against AGM as issuer.

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

(In millions)	June 30, 2024	December 31, 2023
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$2,855	$2,747
Non-current assets	8,256	7,165
Due from related parties, excluding non-guarantor subsidiaries	564	357
Current liabilities, less payables to non-guarantor subsidiaries	592	997
Non-current liabilities	7,063	6,107
Due to related parties, excluding non-guarantor subsidiaries	243	222
Non-controlling interests	10	12

Six months ended June 30,
(In millions)	2024
Summarized Statements of Operations
Revenues	$2,073
Net income (loss)	128
Net income (loss) attributable to obligor group	79

The following are transactions of the obligor group with non-guarantor subsidiaries.

Six months ended June 30,
(In millions)	2024
Due from non-guarantor subsidiaries	$131
Due to non-guarantor subsidiaries	420
Intercompany revenue	586

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

Sensitivities

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of June 30, 2024, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $2.7 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2023, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions and excludes the impact of rate changes on cash and cash equivalents. The decrease in sensitivity to spread related earnings due to the change in net investment spread from floating rate assets and liabilities as of June 30, 2024, when compared to December 31, 2023, was driven by the decrease in Athene’s net floating rate position related to hedging actions as well as additional issuances of floating rate funding agreements in 2024.

Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes” in its reconciliation between net income (loss) available to AHL common stockholder and spread related earnings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to AGM common stockholders to adjusted net income, of which SRE is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income tax (provision) benefit of an immediate, parallel increase in interest rates of 100 basis points from levels as of June 30, 2024, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

We are subject to extensive regulation, including periodic examinations and requirements to obtain and maintain licenses and/or other approvals, by government agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of the various laws and regulations to which we are subject are discussed in “Item 1. Business—Regulatory and Compliance Matters” in our 2023 Annual Report. As detailed in that section, certain of our businesses, subsidiaries and/or affiliates are, among others, regulated under the Investment Advisers Act; the Investment Company Act; the Dodd-Frank Wall Street Reform and Consumer Protection Act; the EU Alternative Investment Fund Managers Directive; the EU Markets in Financial Instruments Directive; the EU General Data Protection Regulation (as implemented in countries in the European Economic Area) and the U.K. General Data Protection Regulation; the U.K. Data Protection Act 2018 and potentially various new and emerging EU and U.K. cybersecurity laws; the Cayman Islands Data Protection Act; the Gramm-Leach-Bliley Act; the California Consumer Privacy Act of 2018 and a variety of other U.S. state privacy and cybersecurity laws; the Regulation on OTC Derivatives, Central Counterparties and Trade Repositories; as well as by the Financial Stability Oversight Council and similar non-U.S. regulators; the Federal Reserve; the SEC; FINRA; the U.S. Department of Labor; the Internal Revenue Service (“IRS”); the Office of the Comptroller of the Currency; the Federal Communications Commission; insurance regulators in U.S. states, the EU, Bermuda, U.K., Ireland, Italy, Switzerland, Germany, Belgium, the Netherlands, Australia, Singapore, Canada, Cayman Islands and Malaysia; banking regulators in Germany, Slovenia and Spain; as well as rules and regulations regarding CLO risk retention, real estate investment trusts, broker-dealers, “over the counter” derivatives markets, commodity pool operators, commodity trading advisors, gaming companies, and natural resources companies. We distribute many of our products through financial intermediaries, including third-party broker-dealers, and as such, increasing broker-dealer regulation (particularly concerning marketing and sales practices) could make it more difficult and expensive for us to distribute such products. We are also subject to laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act, as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Department of Commerce and the U.S. Department of State. Increasingly, we are or may be subject to new initiatives and additional rules and regulations relating to sustainable finance and/or environmental, social and governance matters, including but not limited to: in the EU, the EU Regulation on the Establishment of a Framework to Facilitate Sustainable Investment as well as the EU Sustainable Finance Disclosure Regulation and supporting regulatory technical standards; and, in the U.K., the U.K. FCA’s disclosure rules for asset managers aligned with the recommendations of the Taskforce on Climate-Related Financial Disclosures as well as the forthcoming Sustainability Disclosure Requirements and investment labelling regime and the proposed U.K. Green Taxonomy. Compliance with such laws and regulations requires increasing amounts of resources and the attention of our management team. Any violation, even if alleged, of such laws and regulations or any failure to obtain or maintain licenses and/or other regulatory approvals as required for our operations may have a material adverse effect on our businesses, financial condition, results of operations, liquidity, cash flows and prospects.

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

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various U.S. state and federal government agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Government authorities and standard setters in the U.S. and worldwide (including the International Association of Insurance Supervisors (“IAIS”)) have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the development of the global insurance capital standard by the IAIS to be applicable to internationally active insurance groups (“IAIGs”), as well as the NAIC’s adoption of the group capital calculation and liquidity stress test, each of which the Iowa Insurance Division (“IID”) has adopted and is now applicable to us. On February 6, 2024, the IID identified AGM as meeting the criteria as an IAIG and further identified Athene as the Head of the IAIG. As a result of these identifications, we expect Athene to be subject to the relevant capital standard that the U.S. applies to IAIGs. At this time, we do not expect a significant impact on Athene’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on Athene’s capital position or capital structure and any other burdens being named an IAIG may impose on Athene or its insurance affiliates.

Guaranty associations may also subject member insurers, including Athene, to assessments that require the insurers to pay funds to cover contractual obligations under insurance policies issued by insurance companies that become impaired or insolvent. These associations levy assessments, up to prescribed limits, on each member insurer doing business in a particular state on the basis of their proportionate share of the premiums written by all member insurers in the lines of business in which the impaired or insolvent insurer previously engaged. Most states limit assessments in any year to 2% of the insurer’s average annual premium for the three years preceding the calendar year in which the impaired insurer became impaired or insolvent. Although Athene has not historically paid material amounts in connection with these assessments, we cannot accurately predict the magnitude of such amounts in the future, or accurately predict which past or future insolvencies of other insurers could lead to such assessments. If material, such future assessments may have an adverse effect on our financial condition, results of operations, liquidity or cash flows and any liability we have previously established for these potential assessments may not be adequate. See also note 16 to the condensed consolidated financial statements.

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

In addition, our business has been, and may continue to be, the subject of litigation between third parties that could negatively impact us. For example, beginning in March 2024, a number of putative class actions were filed in federal courts in the U.S. against certain customers of Athene, in their respective capacities as plan sponsors, alleging violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with their transfer of pension obligations under defined benefit plans governed under ERISA and their purchase of pension group annuity (“PGA”) contracts from Athene. The lawsuits seek, inter alia, that defendants guarantee the annuities purchased from Athene and disgorge any profits earned from the transactions. Although Athene is not a named defendant, the lawsuits make several negative allegations about Athene and its business, which we believe to be untrue. Negative public perceptions of Athene and its business could adversely affect (and may have already adversely affected) its ability to attract and retain customers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, these lawsuits could lead to increased regulatory and governmental scrutiny of Athene’s business and the industry overall, and/or result in Athene becoming involved in these lawsuits or even being named as a defendant in future lawsuits related to its PGA business, which could result in additional expenses, adverse regulations and oversight, and/or additional reputational harm. These lawsuits could also spur similar copycat lawsuits, which could further impact Athene’s PGA business. To the extent that the inflows in Athene’s PGA business are negatively impacted by these lawsuits and any related regulatory and governmental scrutiny, Athene may seek to increase its inflows in its other distribution channels, including by issuing additional funding agreements within its institutional channel. However, there are no assurances that Athene would be successful in replacing any PGA inflows with inflows from other distribution channels or that such other inflows would result in comparable spreads.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sale of Equity Securities

On May 15, 2024, the Company issued 8,673 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 1,507 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended June 30, 2024.

Period	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[1]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
April 1, 2024 through April 30, 2024
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Total	—	$—	—	$2,487,640,161
May 1, 2024 through May 31, 2024
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	325,174		325,174
Total	325,174	$109.47	325,174	$2,452,044,203
June 1, 2024 through June 30, 2024
Opportunistic repurchases	650,000		650,000
Equity award-related repurchases[2]	—		—
Total	650,000	$115.13	650,000	$2,377,209,744
Total
Opportunistic repurchases	650,000		650,000
Equity award-related repurchases[2]	325,174		325,174
Total	975,174		975,174

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AGM adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.6
Indenture, dated as of May 21, 2024, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 21, 2024 (File No. 001-41197), which is incorporated by reference).

4.7	Form of 5.800% Senior Notes due 2054 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on May 21, 2024 (File No. 001-41197), which is incorporated by reference).

4.8	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*+10.1	Form of Notice of Director Restricted Share Unit Award under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (Deferred Restricted Share Units).

*+10.2	Form of Notice of Director Restricted Share Unit Award under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (Non-Deferred Restricted Share Units).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, Inc.
(Registrant)

Date: August 7, 2024	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)