Form 10-Q
period 2024-09-30
Apollo Global Management, Inc.
filed 2024-11-06
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024 OR

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

As of November 4, 2024, there were 565,816,456 shares of the registrant’s common stock outstanding.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc. prior to the Mergers.)
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord+ II	Apollo Accord+ II Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles

Accord VI	Apollo Accord Fund VI, L.P., together with its parallel funds and alternative investment vehicles
Accord Funds	Accord I, Accord II, Accord III, Accord III B, Accord IV, Accord V and Accord VI
Accord+ Funds	Accord+ and Accord+ II
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP II	Apollo/Athene Dedicated Investment Program II, L.P., a fund managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
Adjusted Net Income Shares Outstanding, or ANI Shares Outstanding	Consists of total shares of common stock outstanding, RSUs that participate in dividends, and shares of common stock assumed to be issuable upon the conversion of the shares of Mandatory Convertible Preferred Stock
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC
AFS	Available-for-sale
AFT	Apollo Senior Floating Rate Fund, Inc.
AIF	Apollo Tactical Income Fund, Inc.
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AIOF III	Apollo Infrastructure Opportunities Fund III, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
ARI	Apollo Commercial Real Estate Finance, Inc.
ARIS	Apollo Realty Income Solutions, Inc., a non-traded real estate investment trust managed by Apollo

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
1. the NAV, plus used or available leverage and/or capital commitments, or gross assets plus capital commitments, of the credit and certain equity funds, partnerships and accounts for which we provide investment management or advisory services, other than certain CLOs, CDOs, and certain perpetual capital vehicles, which have a fee-generating basis other than the mark-to-market value of the underlying assets; for certain perpetual capital vehicles in credit, gross asset value plus available financing capacity;
2. the fair value of the investments of the equity and certain credit funds, partnerships and accounts Apollo manages or advises, plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings;
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
Athene	Athene Holding Ltd. (“Athene Holding” or “AHL”, together with its subsidiaries, “Athene”), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary ISG, provides asset management and advisory services.
Athora	Athora Holding, Ltd. (“Athora Holding”, together with its subsidiaries, “Athora”), a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). Apollo, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.
Atlas	An equity investment of AAA and refers to certain subsidiaries of Atlas Securitized Products Holdings LP
AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
AUSA	Athene USA Corporation
Bermuda RBC	The risk-based capital ratio of Athene’s non-U.S. reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis. Adjustments are made to (1) exclude U.S. subsidiaries which are included within Athene’s U.S. RBC Ratio and (2) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
BMA	Bermuda Monetary Authority
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

CDO	Collateralized debt obligation
Class A shares	Class A common stock, $0.00001 par value per share, of AAM prior to the Mergers.

CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned AOG units.
Consolidated RBC	The consolidated risk-based capital ratio of Athene’s non-U.S. reinsurance and U.S. insurance subsidiaries calculated by aggregating U.S. RBC and Bermuda RBC.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to Athene's fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the non-controlling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. Athene includes the costs related to business added through assumed reinsurance transactions but excludes the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Credit Strategies	Apollo Credit Strategies Master Fund Ltd., together with its feeder funds
CS	Credit Suisse AG
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
DSI	Deferred sales inducement
EPF Funds	Apollo European Principal Finance Fund, L.P., Apollo European Principal Finance Fund II (Dollar A), L.P., EPF III, and EPF IV, together with their parallel funds and alternative investment vehicles
EPF III	Apollo European Principal Finance Fund III (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
EPF IV	Apollo European Principal Finance Fund IV (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FASB	Financial Accounting Standards Board
FCI Funds	Financial Credit Investment I, L.P., Financial Credit Investment II, L.P., together with its feeder funds, Financial Credit Investment Fund III L.P., Financial Credit Investment IV, L.P., together with its feeder funds, and Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA, invests alongside Athene in certain investments
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
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

FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities

Former Managing Partners	Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or AP Professional Holdings, L.P. includes certain related parties of such individuals
Freedom Parent Holdings	Freedom Parent Holdings, L.P.
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2024 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on September 30, 2024 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the credit and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Mergers	Completion of the previously announced merger transactions pursuant to the Merger Agreement
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap Financial	MidCap FinCo LLC (f/k/a MidCap FinCo Designated Activity Company)
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value

Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the condensed consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the investments supporting assumed funds withheld and modco agreements and excludes the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the non-controlling interests.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the non-controlling interests, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	Represent Athene's policyholder liability obligations net of reinsurance and used to analyze the costs of its liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the non-controlling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Non-Fee-Generating AUM	AUM that does not produce management fees or monitoring fees. This measure generally includes the following:
(i) fair value above invested capital for those funds that earn management fees based on invested capital;
(ii) net asset values related to general partner and co-investment interests;
(iii) unused credit facilities;
(iv) available commitments on those funds that generate management fees on invested capital;
(v) structured portfolio company investments that do not generate monitoring fees; and
(vi) the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.
NYC UBT	New York City Unincorporated Business Tax

Origination	Represents (i) capital that has been invested in new equity, debt or debt-like investments by Apollo's equity and credit strategies (whether purchased by funds and accounts managed by Apollo, or syndicated to third parties) where Apollo or one of Apollo's origination platforms has sourced, negotiated, or significantly affected the commercial terms of the investment; (ii) new capital pools formed by debt issuances, including CLOs; and (iii) net purchases of certain assets by the funds and accounts we manage that we consider to be private, illiquid, and hard to access assets and which the funds and accounts otherwise may not be able to meaningfully access. Origination generally excludes any issuance of debt or debt-like investments by the portfolio companies of the funds we manage.
Other operating expenses within the Principal Investing segment	Expenses incurred in the normal course of business and includes allocations of non-compensation expenses related to managing the business.
Other operating expenses within the Retirement Services segment	Expenses incurred in the normal course of business inclusive of compensation and non-compensation expenses, excluding the proportionate share of the ACRA operating expenses associated with the non-controlling interests.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements.
PCD	Purchased Credit Deteriorated Investments
Performance allocations, Performance fees, Performance revenues, Incentive fees and Incentive income	The interests granted to Apollo by a fund managed by Apollo that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments.
Performance Fee-Eligible AUM	AUM that may eventually produce performance fees. All funds for which we are entitled to receive a performance fee allocation or incentive fee are included in Performance Fee-Eligible AUM, which consists of the following:
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

U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. RBC	The CAL RBC ratio for AADE, Athene’s parent U.S. insurance company prior to its merger with and into AAIA on October 11, 2024
U.S. Treasury	United States Department of the Treasury
Unrealized Value	The fair value consistent with valuations determined in accordance with GAAP, for investments not yet realized and may include payments in kind, accrued interest and dividends receivable, if any, and before the effect of certain taxes. In addition, amounts include committed and funded amounts for certain investments.
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
VIE	Variable interest entity
Vintage Year	The year in which a fund’s final capital raise occurred, or, for certain funds, the year of a fund’s effective date or the year in which a fund’s investment period commences pursuant to its governing agreements.
VOBA	Value of business acquired
WACC	Weighted average cost of capital

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of September 30, 2024	As of December 31, 2023
Assets
Asset Management
Cash and cash equivalents	$2,666	$2,748
Restricted cash and cash equivalents	3	2
Investments	5,860	5,502
Assets of consolidated variable interest entities
Cash and cash equivalents	102	62
Investments	2,353	1,640
Other assets	124	177
Due from related parties	572	449
Goodwill	264	264
Other assets	2,512	2,331
	14,456	13,175
Retirement Services
Cash and cash equivalents	13,587	13,020
Restricted cash and cash equivalents	964	1,761
Investments	257,776	213,099
Investments in related parties	27,991	25,842
Assets of consolidated variable interest entities
Cash and cash equivalents	305	98
Investments	21,792	20,232
Other assets	192	110
Reinsurance recoverable	7,454	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	6,971	5,979
Goodwill	4,071	4,065
Other assets	13,130	11,953
	354,233	300,313
Total Assets	$368,689	$313,488

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of September 30, 2024	As of December 31, 2023
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,908	$3,338
Due to related parties	709	870
Debt	4,082	3,883
Liabilities of consolidated variable interest entities
Other liabilities	1,021	1,145
	9,720	9,236
Retirement Services
Interest sensitive contract liabilities	245,436	204,670
Future policy benefits	52,962	53,287
Market risk benefits	4,402	3,751
Debt	5,725	4,209
Payables for collateral on derivatives and securities to repurchase	7,952	7,536
Other liabilities	9,597	4,456
Liabilities of consolidated variable interest entities
Other liabilities	1,354	1,098
	327,428	279,007
Total Liabilities	337,148	288,243
Commitments and Contingencies (note 16)
Redeemable non-controlling interests
Redeemable non-controlling interests	15	12
Equity
Mandatory Convertible Preferred Stock, 28,749,765 and 28,750,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,398	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 565,816,456 and 567,762,932 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	15,073	15,249
Retained earnings (accumulated deficit)	4,865	2,972
Accumulated other comprehensive income (loss)	(3,473)	(5,575)
Total Apollo Global Management, Inc. Stockholders’ Equity	17,863	14,044
Non-controlling interests	13,663	11,189
Total Equity	31,526	25,233
Total Liabilities, Redeemable non-controlling interests and Equity	$368,689	$313,488

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues
Asset Management
Management fees	$476	$462	$1,376	$1,328
Advisory and transaction fees, net	181	157	617	482
Investment income (loss)	230	292	910	882
Incentive fees	35	18	108	59
	922	929	3,011	2,751
Retirement Services
Premiums	389	26	1,163	9,163
Product charges	267	217	756	622
Net investment income	4,101	3,166	11,481	8,726
Investment related gains (losses)	1,539	(2,624)	3,082	(1,193)
Revenues of consolidated variable interest entities	552	318	1,329	946
Other revenues	3	563	9	583
	6,851	1,666	17,820	18,847
Total Revenues	7,773	2,595	20,831	21,598
Expenses
Asset Management
Compensation and benefits	605	557	1,876	1,743
Interest expense	55	36	159	98
General, administrative and other	326	220	885	643
	986	813	2,920	2,484
Retirement Services
Interest sensitive contract benefits	2,599	333	7,307	3,634
Future policy and other policy benefits	793	368	2,431	10,346
Market risk benefits remeasurement (gains) losses	524	(441)	354	(166)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	244	211	678	502
Policy and other operating expenses	670	467	1,601	1,356
	4,830	938	12,371	15,672
Total Expenses	5,816	1,751	15,291	18,156
Other income (loss) – Asset Management
Net gains (losses) from investment activities	15	(32)	33	(14)
Net gains (losses) from investment activities of consolidated variable interest entities	44	49	70	95
Other income (loss), net	70	22	68	102
Total Other income (loss)	129	39	171	183
Income (loss) before income tax (provision) benefit	2,086	883	5,711	3,625
Income tax (provision) benefit	(317)	(243)	(1,000)	(697)
Net income (loss)	1,769	640	4,711	2,928
Net (income) loss attributable to non-controlling interests	(958)	42	(1,620)	(637)
Net income (loss) attributable to Apollo Global Management, Inc.	811	682	3,091	2,291
Preferred stock dividends	(24)	(22)	(73)	(22)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$787	$660	$3,018	$2,269

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$1.30	$1.10	$4.96	$3.77
Net income (loss) attributable to common stockholders - Diluted	$1.29	$1.10	$4.94	$3.75
Weighted average shares outstanding – Basic	585.4	578.8	586.9	580.6
Weighted average shares outstanding – Diluted	588.5	578.8	589.9	581.6

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$1,769	$640	$4,711	$2,928
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	5,477	(3,155)	3,760	(1,767)
Unrealized gains (losses) on hedging instruments	221	(213)	229	(280)
Remeasurement gains (losses) on future policy benefits related to discount rate	(2,263)	1,317	(832)	1,328
Remeasurement gains (losses) on market risk benefits related to credit risk	(93)	(254)	(87)	(220)
Foreign currency translation and other adjustments	61	(34)	22	(1)
Other comprehensive income (loss), before tax	3,403	(2,339)	3,092	(940)
Income tax expense (benefit) related to other comprehensive income (loss)	682	(476)	634	(175)
Other comprehensive income (loss)	2,721	(1,863)	2,458	(765)
Comprehensive income (loss)	4,490	(1,223)	7,169	2,163
Comprehensive (income) loss attributable to non-controlling interests	(1,332)	199	(1,976)	(635)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$3,158	$(1,024)	$5,193	$1,528

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and nine months ended September 30, 2023
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at July 1, 2023	567	$—	$14,468	$153	$(6,392)	$8,229	$8,813	$17,042
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(95)	(95)
Accretion of redeemable non-controlling interests	—	—	(2)	—	—	(2)	—	(2)
Equity issued in connection with Mandatory Convertible Preferred Stock offering	—	1,397	—	—	—	1,397	—	1,397
Capital increase related to equity-based compensation	—	—	119	—	—	119	—	119
Capital contributions	—	—	—	—	—	—	1,037	1,037
Dividends/distributions	—	(22)	—	(256)	—	(278)	(330)	(608)
Payments related to issuances of common stock for equity-based awards	1	—	9	(22)	—	(13)	—	(13)
Stock option exercises	—	—	6	—	—	6	—	6
Redemption of subsidiary equity interests	—	—	(5)	—	—	(5)	(575)	(580)
Subsidiary issuance of equity interests	—	—	10	—	3	13	585	598
Net income (loss)	—	22	—	660	—	682	(45)	637
Other comprehensive income (loss)	—	—	—	—	(1,706)	(1,706)	(157)	(1,863)
Balance at September 30, 2023	568	$1,397	$14,605	$535	$(8,095)	$8,442	$9,233	$17,675

Balance at January 1, 2023	570	$—	$14,982	$(1,007)	$(7,335)	$6,640	$7,726	$14,366
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(250)	(250)
Accretion of redeemable non-controlling interests	—	—	(17)	(1)	—	(18)	—	(18)
Equity issued in connection with Mandatory Convertible Preferred Stock offering	—	1,397	—	—	—	1,397	—	1,397
Capital increase related to equity-based compensation	—	—	364	—	—	364	—	364
Capital contributions	—	—	—	—	—	—	1,766	1,766
Dividends/distributions	—	(22)	(239)	(514)	—	(775)	(616)	(1,391)
Payments related to issuances of common stock for equity-based awards	6	—	32	(212)	—	(180)	—	(180)
Repurchase of common stock	(8)	—	(538)	—	—	(538)	—	(538)
Stock option exercises	—	—	16	—	—	16	—	16
Redemption of subsidiary equity interests	—	—	(5)	—	—	(5)	(575)	(580)
Subsidiary issuance of equity interests	—	—	10	—	3	13	585	598
Net income (loss)	—	22	—	2,269	—	2,291	599	2,890
Other comprehensive income (loss)	—	—	—	—	(763)	(763)	(2)	(765)
Balance at September 30, 2023	568	$1,397	$14,605	$535	$(8,095)	$8,442	$9,233	$17,675

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and nine months ended September 30, 2024
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at July 1, 2024	570	$1,398	$15,319	$4,376	$(5,820)	$15,273	$13,127	$28,400
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	10	10
Other changes in equity of non-controlling interests	—	—	—	—	—	—	2	2
Accretion of redeemable non-controlling interests	—	—	(1)	—	—	(1)	—	(1)
Capital increase related to equity-based compensation	—	—	126	—	—	126	—	126
Capital contributions	—	—	—	—	—	—	479	479
Dividends/distributions	—	(24)	—	(277)	—	(301)	(1,293)	(1,594)
Payments related to issuances of common stock for equity-based awards	—	—	13	(21)	—	(8)	—	(8)
Repurchase of common stock	(4)	—	(457)	—	—	(457)	—	(457)
Stock option exercises	—	—	1	—	—	1	—	1
Subsidiary issuance of equity interests	—	—	72	—	—	72	6	78
Net income (loss)	—	24	—	787	—	811	958	1,769
Other comprehensive income (loss)	—	—	—	—	2,347	2,347	374	2,721
Balance at September 30, 2024	566	$1,398	$15,073	$4,865	$(3,473)	$17,863	$13,663	$31,526

Balance at January 1, 2024	568	$1,398	$15,249	$2,972	$(5,575)	$14,044	$11,189	$25,233
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(40)	(40)
Other changes in equity of non-controlling interests	—	—	—	—	—	—	5	5
Issuance of common stock related to equity transactions	1	—	84	—	—	84	—	84
Accretion of redeemable non-controlling interests	—	—	(2)	—	—	(2)	—	(2)
Capital increase related to equity-based compensation	—	—	425	—	—	425	—	425
Capital contributions	—	—	—	—	—	—	2,481	2,481
Dividends/distributions	—	(73)	—	(815)	—	(888)	(1,954)	(2,842)
Payments related to issuances of common stock for equity-based awards	4	—	24	(310)	—	(286)	—	(286)
Repurchase of common stock	(7)	—	(792)	—	—	(792)	—	(792)
Stock option exercises	—	—	13	—	—	13	—	13
Subsidiary issuance of equity interests	—	—	72	—	—	72	6	78
Net income (loss)	—	73	—	3,018	—	3,091	1,620	4,711
Other comprehensive income (loss)	—	—	—	—	2,102	2,102	356	2,458
Balance at September 30, 2024	566	$1,398	$15,073	$4,865	$(3,473)	$17,863	$13,663	$31,526

(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2024	2023
Cash Flows from Operating Activities
Net Income (Loss)	$4,711	$2,928
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Equity-based compensation	478	422
Net investment income	(1,010)	(958)
Net recognized (gains) losses on investments and derivatives	(3,607)	318
Depreciation and amortization	779	586
Net amortization (accretion) of net investment premiums, discount and other	(47)	70
Policy acquisition costs deferred	(1,191)	(1,040)
Other non-cash amounts included in net income (loss), net	210	(349)
Changes in consolidation	248	(53)
Changes in operating assets and liabilities:
Purchases of investments by Funds and VIEs	(4,836)	(4,761)
Proceeds from sale of investments by Funds and VIEs	4,738	3,781
Interest sensitive contract liabilities	4,948	1,485
Future policy benefits, market risk benefits and reinsurance recoverable	(1,135)	2,917
Other assets and liabilities, net	(1,029)	(1,088)
Net cash provided by operating activities	$3,257	$4,258
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	$(3,402)	$(2,719)
Purchases of available-for-sale securities	(63,058)	(24,568)
Purchases of mortgage loans	(19,319)	(14,398)
Purchases of investment funds	(1,895)	(2,221)
Purchases of U.S. Treasury securities	—	(490)
Purchases of derivatives instruments and other investments	(2,845)	(5,242)
Sales, maturities and repayments of investments and distributions from equity method investments	45,089	21,565
Other investing activities, net	(121)	354
Net cash used in investing activities	$(45,551)	$(27,719)
Cash Flows from Financing Activities
Issuance of debt	$6,124	$3,821
Repayment of debt	(4,494)	(2,769)
Redemption of subsidiary equity interests	—	(575)
Repurchase of common stock	(788)	(535)
Common stock dividends	(815)	(753)
Preferred stock dividends	(73)	—
Distributions paid to non-controlling interests	(859)	(596)
Contributions from non-controlling interests	2,476	1,766
Distributions to redeemable non-controlling interests	—	(798)
Issuance of Mandatory Convertible Preferred Stock, net of issuance costs	—	1,397
Deposits on investment-type policies and contracts	57,013	35,168
Withdrawals on investment-type policies and contracts	(16,054)	(10,229)
Subsidiary issuance of equity interests to non-controlling interests	—	632
Net change in cash collateral posted for derivative transactions and securities to repurchase	416	945
Other financing activities, net	(719)	(716)
Net cash provided by financing activities	$42,227	$26,758
Effect of exchange rate changes on cash and cash equivalents	3	2

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2024	2023
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	(64)	3,299
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	17,691	11,128
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$17,627	$14,427
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$639	$162
Cash paid for interest	611	533
Non-cash transactions
Non-Cash Investing Activities
Asset Management and Other
Distributions from principal investments	8	1
Purchases of other investments, at fair value	11	5
Retirement Services
Investments received from settlements on reinsurance agreements	48	164
Investments received from pension group annuity premiums	521	4,776
Reduction in investments relating to recapture of reinsurance agreement	—	482
Non-Cash Financing Activities
Asset Management and Other
Capital increases related to equity-based compensation	393	328
Issuance of restricted shares	24	32
Subsidiary issuance of equity interest	72	—
Issuance of common stock related to equity transactions	12	—
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	(3,152)	78
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	6,092	10,212
Distribution of investments to non-controlling interests of consolidated variable interest entities	1,107	—
Supplemental Disclosure of Cash Flow Information of Consolidated VIEs
Cash Flows from Operating Activities
Purchases of investments - Asset Management	(4,836)	(4,760)
Proceeds from sale of investments - Asset Management	4,738	3,781
Cash Flows from Investing Activities
Purchases of investments - Retirement Services	(2,346)	(2,023)
Proceeds from sale of investments - Retirement Services	334	352
Cash Flows from Financing Activities
Issuance of debt	4,035	3,183
Principal repayment of debt	(3,922)	(2,768)
Distributions paid to non-controlling interests	(73)	(58)
Contributions from non-controlling interests	1,646	1,437
Distributions to redeemable non-controlling interests	—	(798)

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2024	2023
Changes in Consolidation
Investments, at fair value	148	(1,136)
Other assets	19	(1)
Debt, at fair value	(223)	—
Notes payable	20	1,068
Other liabilities	(169)	22
Non-controlling interest	41	5
Equity	(84)	95
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:

Cash and cash equivalents	$16,253	$12,346
Restricted cash and cash equivalents	967	1,492
Cash and cash equivalents held at consolidated variable interest entities	407	589
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$17,627	$14,427

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization

Apollo Global Management, Inc. together with its consolidated subsidiaries (collectively, “Apollo” or the “Company”) is a high-growth, global alternative asset manager and a retirement services provider. Its asset management business focuses on two investing strategies: credit and equity. Through its asset management business, Apollo raises, invests and manages funds, accounts and other vehicles, on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. Apollo’s retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products for the increasing number of individuals and institutions seeking to fund retirement needs.

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

Deferred Revenue

Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the condensed consolidated statements of financial condition. There was $154 million of revenue recognized during the nine months ended September 30, 2024 that was previously deferred as of January 1, 2024.

Recently Issued Accounting Pronouncements

Segment Reporting – Improvements to Reporting Segment Disclosures (ASU 2023-07)

In November 2023, the FASB issued guidance to incrementally add disclosures for public entities’ reporting segments including significant segment expenses and other segment items.

The guidance is mandatorily effective for the Company in its 2024 annual report and in interim periods in 2025; however, early adoption is permitted. The Company will adopt the new standard in its annual report for the year ended December 31, 2024, and expects the impact on the consolidated financial statements to be immaterial.

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

3. Investments

The following table outlines the Company’s investments:

(In millions)	September 30, 2024	December 31, 2023
Asset Management
Investments, at fair value	$1,388	$1,489
Equity method investments	1,109	1,072
Performance allocations	3,005	2,941
Other investments	358	—
Total Investments – Asset Management	5,860	5,502
Retirement Services
AFS securities, at fair value	$182,247	$148,347
Trading securities, at fair value	2,303	2,544
Equity securities	1,549	1,611
Mortgage loans, at fair value	59,932	45,396
Investment funds	1,711	1,741
Policy loans	320	334
Funds withheld at interest	26,675	30,833
Derivative assets	7,529	5,298
Short-term investments	1,426	1,288
Other investments	2,075	1,549
Total Investments, including related parties – Retirement Services	285,767	238,941
Total Investments	$291,627	$244,443

Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Realized gains (losses) on sales of investments, net	$1	$(3)	$1	$(4)
Net change in unrealized gains (losses) due to changes in fair value	14	(29)	32	(10)
Net gains (losses) from investment activities	$15	$(32)	$33	$(14)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Performance Allocations

Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2024	$2,941
Change in fair value of funds	880
Fund distributions to the Company	(816)
Performance allocations, September 30, 2024	$3,005

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

Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	September 30, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$7,501	$—	$84	$(824)	$6,761
U.S. state, municipal and political subdivisions	1,175	—	2	(200)	977
Foreign governments	2,088	—	44	(374)	1,758
Corporate	95,432	(168)	1,309	(8,963)	87,610
CLO	27,362	(1)	437	(188)	27,610
ABS	22,488	(74)	500	(444)	22,470
CMBS	9,704	(57)	112	(395)	9,364
RMBS	8,502	(377)	338	(328)	8,135
Total AFS securities	174,252	(677)	2,826	(11,716)	164,685
AFS securities – related parties
Corporate	1,295	—	7	(23)	1,279
CLO	5,763	—	41	(24)	5,780
ABS	10,725	(1)	40	(261)	10,503
Total AFS securities – related parties	17,783	(1)	88	(308)	17,562
Total AFS securities, including related parties	$192,035	$(678)	$2,914	$(12,024)	$182,247

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$6,161	$—	$67	$(829)	$5,399
U.S. state, municipal and political subdivisions	1,296	—	—	(250)	1,046
Foreign governments	2,083	—	71	(255)	1,899
Corporate	88,343	(129)	830	(10,798)	78,246
CLO	20,506	(2)	261	(558)	20,207
ABS	13,942	(49)	120	(630)	13,383
CMBS	7,070	(29)	52	(502)	6,591
RMBS	8,160	(381)	252	(464)	7,567
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352
CLO	4,367	—	21	(120)	4,268
ABS	8,665	(1)	34	(309)	8,389
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	September 30, 2024
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,407	$2,394
Due after one year through five years	19,358	19,138
Due after five years through ten years	27,393	26,016
Due after ten years	57,038	49,558
CLO, ABS, CMBS and RMBS	68,056	67,579
Total AFS securities	174,252	164,685
AFS securities – related parties
Due after one year through five years	1,028	1,024
Due after five years through ten years	43	45
Due after ten years	224	210
CLO and ABS	16,488	16,283
Total AFS securities – related parties	17,783	17,562
Total AFS securities, including related parties	$192,035	$182,247

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	September 30, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$1,031	$(6)	$3,795	$(818)	$4,826	$(824)
U.S. state, municipal and political subdivisions	22	(1)	893	(198)	915	(199)
Foreign governments	886	(134)	737	(239)	1,623	(373)
Corporate	7,810	(314)	45,086	(8,624)	52,896	(8,938)
CLO	3,742	(7)	3,146	(131)	6,888	(138)
ABS	435	(93)	4,319	(258)	4,754	(351)
CMBS	918	(5)	2,074	(341)	2,992	(346)
RMBS	270	(4)	1,201	(102)	1,471	(106)
Total AFS securities	15,114	(564)	61,251	(10,711)	76,365	(11,275)
AFS securities – related parties
Corporate	109	—	368	(23)	477	(23)
CLO	680	(1)	690	(20)	1,370	(21)
ABS	2,403	(34)	3,398	(213)	5,801	(247)
Total AFS securities – related parties	3,192	(35)	4,456	(256)	7,648	(291)
Total AFS securities, including related parties	$18,306	$(599)	$65,707	$(10,967)	$84,013	$(11,566)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,013	$(94)	$2,389	$(735)	$4,402	$(829)
U.S. state, municipal and political subdivisions	123	(5)	888	(245)	1,011	(250)
Foreign governments	690	(13)	760	(242)	1,450	(255)
Corporate	7,752	(474)	50,028	(10,311)	57,780	(10,785)
CLO	689	(2)	11,579	(543)	12,268	(545)
ABS	2,129	(75)	4,378	(458)	6,507	(533)
CMBS	859	(12)	1,967	(406)	2,826	(418)
RMBS	467	(9)	2,057	(263)	2,524	(272)
Total AFS securities	14,722	(684)	74,046	(13,203)	88,768	(13,887)
AFS securities – related parties
Corporate	548	(35)	382	(37)	930	(72)
CLO	397	(16)	2,592	(102)	2,989	(118)
ABS	2,008	(66)	2,793	(225)	4,801	(291)
Total AFS securities – related parties	2,953	(117)	5,767	(364)	8,720	(481)
Total AFS securities, including related parties	$17,675	$(801)	$79,813	$(13,567)	$97,488	$(14,368)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	September 30, 2024
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	7,058	6,167
AFS securities – related parties	139	62

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. Athene did not recognize the unrealized losses in income, unless as required for hedge accounting, as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended September 30, 2024
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$168	$—	$—	$—	$—	$168
CLO	—	1	—	—	—	1
ABS	67	13	—	(14)	8	74
CMBS	57	1	—	—	(1)	57
RMBS	378	5	—	(4)	(2)	377
Total AFS securities	670	20	—	(18)	5	677
AFS securities – related parties, ABS	1	—	—	—	—	1
Total AFS securities, including related parties	$671	$20	$—	$(18)	$5	$678

	Three months ended September 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	73	67	—	(2)	2	140
CLO	3	—	—	—	—	3
ABS	35	1	—	(4)	(2)	30
CMBS	6	1	—	—	—	7
RMBS	377	4	1	(5)	(6)	371
Total AFS securities	521	73	1	(11)	(6)	578
AFS securities – related parties, ABS	1	—	—	—	—	1
Total AFS securities, including related parties	$522	$73	$1	$(11)	$(6)	$579

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2024
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$48	$—	$(8)	$(1)	$168
CLO	2	1	—	—	(2)	1
ABS	49	25	—	(15)	15	74
CMBS	29	27	—	—	1	57
RMBS	381	10	—	(14)	—	377
Total AFS securities	590	111	—	(37)	13	677
AFS securities – related parties, ABS	1	—	—	—	—	1
Total AFS securities, including related parties	$591	$111	$—	$(37)	$13	$678

	Nine months ended September 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	61	88	—	(8)	(1)	140
CLO	7	1	—	—	(5)	3
ABS	29	2	—	(4)	3	30
CMBS	5	4	—	—	(2)	7
RMBS	329	15	40	(13)	—	371
Total AFS securities	458	110	40	(25)	(5)	578
AFS securities – related parties
CLO	1	—	—	—	(1)	—
ABS	—	1	—	—	—	1
Total AFS securities – related parties	1	1	—	—	(1)	1
Total AFS securities, including related parties	$459	$111	$40	$(25)	$(6)	$579

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income

Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
AFS securities	$2,519	$1,822	$6,996	$4,940
Trading securities	40	44	125	130
Equity securities	19	14	65	54
Mortgage loans	1,007	642	2,711	1,632
Investment funds	45	(15)	35	46
Funds withheld at interest	279	486	1,001	1,368
Other	217	213	617	620
Investment revenue	4,126	3,206	11,550	8,790
Investment expenses	(25)	(40)	(69)	(64)
Net investment income	$4,101	$3,166	$11,481	$8,726

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
AFS securities[1]
Gross realized gains on investment activity	$744	$55	$936	$379
Gross realized losses on investment activity	(237)	(431)	(802)	(647)
Net realized investment gains (losses) on AFS securities	507	(376)	134	(268)
Net recognized investment gains (losses) on trading securities	119	(137)	21	(105)
Net recognized investment gains (losses) on equity securities	38	(3)	65	(34)
Net recognized investment gains (losses) on mortgage loans	1,139	(911)	874	(838)
Derivative gains (losses)	1,608	(1,480)	2,486	(66)
Provision for credit losses	(14)	(60)	(114)	(237)
Other gains (losses)	(1,858)	343	(384)	355
Investment related gains (losses)	$1,539	$(2,624)	$3,082	$(1,193)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $8,539 million and $724 million for the three months ended September 30, 2024 and 2023, respectively, and $19,305 million and $3,918 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Trading securities	$83	$(75)	$42	$(35)
Trading securities – related parties	(1)	3	(2)	3
Equity securities	28	6	56	9
Equity securities – related parties	10	(9)	2	(16)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition:

(In millions)	September 30, 2024	December 31, 2023
Less than 30 days	$—	$686
91 days to 1 year	1,097	—
Greater than 1 year	1,569	3,167
Payables for repurchase agreements	$2,666	$3,853

The following table summarizes the securities pledged as collateral for repurchase agreements:

	September 30, 2024		December 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
Foreign governments	$155	$113	$137	$99
Corporate	1,770	1,549	2,735	2,307
CLO	587	589	580	579
ABS	597	559	1,207	1,086
Total securities pledged under repurchase agreements	$3,109	$2,810	$4,659	$4,071

Reverse Repurchase Agreements

As of September 30, 2024 and December 31, 2023, amounts loaned under reverse repurchase agreements were $1,017 million and $947 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities and commercial mortgage loans, was $2,347 million and $1,504 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans include both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 6 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	September 30, 2024	December 31, 2023
Commercial mortgage loans	$32,066	$27,630
Commercial mortgage loans under development	1,722	1,228
Total commercial mortgage loans	33,788	28,858
Mark to fair value	(1,926)	(2,246)
Commercial mortgage loans	31,862	26,612
Residential mortgage loans	30,616	21,894
Mark to fair value	(320)	(937)
Residential mortgage loans	30,296	20,957
Mortgage loans	$62,158	$47,569

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$11,556	36.3%	$9,591	36.0%
Office building	4,140	13.0%	4,455	16.7%
Industrial	6,144	19.3%	4,143	15.6%
Hotels	2,941	9.2%	2,913	11.0%
Retail	2,447	7.7%	2,158	8.1%
Other commercial	4,634	14.5%	3,352	12.6%
Total commercial mortgage loans	$31,862	100.0%	$26,612	100.0%

U.S. region
East North Central	$1,494	4.7%	$1,517	5.7%
East South Central	443	1.3%	523	2.0%
Middle Atlantic	8,497	26.7%	7,147	26.9%
Mountain	1,335	4.2%	1,196	4.5%
New England	1,126	3.5%	1,295	4.9%
Pacific	5,788	18.2%	4,860	18.3%
South Atlantic	5,504	17.3%	4,583	17.2%
West North Central	228	0.7%	249	0.9%
West South Central	1,965	6.2%	1,228	4.6%
Total U.S. region	26,380	82.8%	22,598	85.0%
International region
United Kingdom	2,638	8.3%	2,343	8.7%
Other international[1]	2,844	8.9%	1,671	6.3%
Total international region	5,482	17.2%	4,014	15.0%
Total commercial mortgage loans	$31,862	100.0%	$26,612	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	September 30, 2024	December 31, 2023
U.S. States
California	26.2%	27.6%
Florida	12.6%	12.0%
Texas	7.0%	6.1%
New York	5.1%	5.9%
Other[1]	40.2%	39.4%
Total U.S. residential mortgage loan percentage	91.1%	91.0%
International
United Kingdom	5.1%	4.0%
Other[1]	3.8%	5.0%
Total international residential mortgage loan percentage	8.9%	9.0%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states or countries, with each individual state or country comprising less than 5% of the portfolio.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Investment Funds

Athene’s investment fund portfolio strategy primarily focuses on core holdings of strategic origination and retirement services platforms, equity and credit funds, and other funds. Strategic origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which Athene gains exposure directly to the loan or indirectly through its ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. The credit strategy is comprised of direct origination, asset-backed, multi credit and opportunistic credit funds focused on generating returns through high-quality credit underwriting and origination. The equity strategy is comprised of private equity, hybrid value, secondaries equity, real estate equity, impact investing platform, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Investment funds can meet the definition of VIEs. The investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	September 30, 2024		December 31, 2023 [1]
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$107	0.6%	$109	0.6%
Investment funds – related parties
Strategic origination platforms	28	0.1%	32	0.2%
Retirement services platforms	1,287	6.9%	1,300	7.4%
Equity	264	1.4%	267	1.5%
Credit	16	0.1%	20	0.1%
Other	9	—%	13	0.1%
Total investment funds – related parties	1,604	8.5%	1,632	9.3%
Investment funds – consolidated VIEs
Strategic origination platforms	5,519	29.5%	4,987	28.4%
Retirement services platforms	—	—%	483	2.8%
Equity	7,730	41.3%	6,925	39.4%
Credit	3,077	16.4%	2,852	16.2%
Other	702	3.7%	573	3.3%
Total investment funds – consolidated VIEs	17,028	90.9%	15,820	90.1%
Total investment funds, including related parties and consolidated VIEs	$18,739	100.0%	$17,561	100.0%
[1] Prior period amounts have been reclassified to conform with the current year presentation as a result of aligning the investment fund categories to reflect the Company’s updated investment strategies.

Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	September 30, 2024
AP Grange Holdings, LLC	$4,626
Atlas[1]	3,240
Fox Hedge L.P.	3,050

December 31, 2023
Wheels[1]	$1,591
AT&T Inc.	1,526

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

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	15,119	$503	$345	9,034	$477	$230
Forwards	3,691	195	36	6,294	275	102
Interest rate swaps	4,506	56	418	4,468	—	521
Forwards on net investments	218	—	3	219	—	6
Interest rate swaps	21,079	131	40	10,031	29	95
Total derivatives designated as hedges		885	842		781	954
Derivatives not designated as hedges
Equity options	82,762	5,820	127	73,881	3,809	102
Futures	44	119	—	35	72	—
Foreign currency swaps	13,706	223	354	8,072	230	244
Interest rate swaps	1,870	76	1	3,499	81	9
Other swaps	2,591	12	1	2,588	39	1
Foreign currency forwards	40,174	394	1,433	28,236	286	685
Embedded derivatives
Funds withheld, including related parties		(3,111)	80		(4,100)	(64)
Interest sensitive contract liabilities		—	11,996		—	9,059
Total derivatives not designated as hedges		3,533	13,992		417	10,036
Total derivatives		$4,418	$14,834		$1,198	$10,990

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2031. During the three months ended September 30, 2024 and 2023, Athene recognized gains of $152 million and $91 million, respectively, in other comprehensive income (“OCI”) associated with these hedges. During the nine months ended September 30, 2024 and 2023, Athene recognized gains of $149 million and losses of $35 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, no amounts were expected to be reclassified to income within the next 12 months.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	September 30, 2024		December 31, 2023
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$3,851	$(13)	$4,883	$(15)
Foreign currency swaps	11,588	71	6,820	(141)
Interest sensitive contract liabilities
Foreign currency swaps	2,507	(44)	1,438	19
Foreign currency interest rate swaps	4,220	205	4,010	363
Interest rate swaps	17,483	(121)	6,910	189

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended September 30, 2024
Investment related gains (losses)
Foreign currency forwards	$(180)	$184	$4	$4	$8
Foreign currency swaps	(313)	282	(31)	—	—
Foreign currency interest rate swaps	255	(258)	(3)	—	—
Interest rate swaps	382	(386)	(4)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	26	(25)	1	—	—
Three months ended September 30, 2023
Investment related gains (losses)
Foreign currency forwards	$179	$(187)	$(8)	$21	$5
Foreign currency swaps	161	(166)	(5)	—	—
Foreign currency interest rate swaps	(90)	95	5	—	—
Interest rate swaps	(74)	63	(11)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	16	(14)	2	—	—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Nine months ended September 30, 2024
Investment related gains (losses)
Foreign currency forwards	$(1)	$1	$—	$35	$14
Foreign currency swaps	(158)	144	(14)	—	—
Foreign currency interest rate swaps	132	(135)	(3)	—	—
Interest rate swaps	267	(310)	(43)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	66	(64)	2	—	—
Nine months ended September 30, 2023
Investment related gains (losses)
Foreign currency forwards	$74	$(77)	$(3)	$66	$12
Foreign currency swaps	59	(57)	2	—	—
Foreign currency interest rate swaps	(5)	15	10	—	—
Interest rate swaps	(92)	79	(13)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	44	(44)	—	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Foreign currency forwards	$13	$(65)	$(2)	$(63)
Foreign currency swaps	56	(239)	82	(182)

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended September 30, 2024 and 2023, these derivatives had losses of $14 million and gains of $13 million, respectively. During the nine months ended September 30, 2024 and 2023, these derivatives had losses of $11 million and gains of $5 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of September 30, 2024 and December 31, 2023, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $15 million and $26 million, respectively. During the three and nine months ended September 30, 2024 and 2023, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Equity options	$596	$(951)	$2,298	$390
Futures	26	(73)	152	22
Swaps	(126)	(24)	(156)	38
Foreign currency forwards	209	146	(657)	(191)
Embedded derivatives on funds withheld	747	(780)	560	(439)
Amounts recognized in investment related gains (losses)	1,452	(1,682)	2,197	(180)
Embedded derivatives in indexed annuity products[1]	(275)	1,251	(1,270)	(277)
Total gains (losses) on derivatives not designated as hedges	$1,177	$(431)	$927	$(457)

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

The estimated fair value of Athene’s net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2024
Derivative assets	$7,529	$(1,739)	$(5,272)	$518	$—	$518
Derivative liabilities	(2,758)	1,739	1,091	72	1	73

December 31, 2023
Derivative assets	$5,298	$(1,497)	$(3,676)	$125	$—	$125
Derivative liabilities	(1,995)	1,497	848	350	—	350

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of September 30, 2024 and December 31, 2023, amounts not subject to master netting or similar agreements were immaterial.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024[1]	2023[1]	2024[1]	2023[1]
Net gains (losses) from investment activities	$32	$18	$25	$42
Net gains (losses) from other liabilities	(7)	—	(7)	—
Interest and other income	46	59	140	133
Interest and other expenses	(27)	(28)	(88)	(80)
Net gains (losses) from investment activities of consolidated variable interest entities	$44	$49	$70	$95

[1] Amounts reflect consolidation eliminations.

In addition, we recognize revenues and expenses of certain consolidated VIEs within management fees, investment income (loss), compensation and benefits and general, administrative and other. For the three and nine months ended September 30, 2024, the Company recorded $9 million and $27 million, respectively, of revenues and $74 million and $75 million, respectively, of expenses related to the activities of these VIEs. For the three and nine months ended September 30, 2023, the Company recorded $9 million and $12 million, respectively, of revenues related to the activities of these VIEs.

Subscription Lines

Included within other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	September 30, 2024			December 31, 2023
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$942	7.07%	0.07	$1,072	7.16%	0.09
Total – Asset Management	$942			$1,072

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of September 30, 2024, the Company was not aware of any instances of non-compliance with any of these covenants.

Reverse Repurchase Agreements

As of December 31, 2023, fair value of collateral received under reverse repurchase agreements was $453 million. There was no rehypothecation of the collateral received under reverse repurchase agreements as of December 31, 2023.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenues of Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Trading securities	$39	$17	$104	$65
Mortgage loans	30	29	91	83
Investment funds	22	20	43	55
Other	(9)	2	(13)	1
Net investment income	82	68	225	204

Net recognized investment gains (losses) on trading securities	29	(16)	21	(15)
Net recognized investment gains (losses) on mortgage loans	24	(25)	(4)	(45)
Net recognized investment gains on investment funds	415	292	1,094	831
Other gains (losses)	2	(1)	(7)	(29)
Investment related gains (losses)	470	250	1,104	742
Revenues of consolidated variable interest entities	$552	$318	$1,329	$946

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	September 30, 2024	December 31, 2023
Maximum Loss Exposure[1,2]	$795	$325

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2024		December 31, 2023
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$107	$862	$109	$876
Investment in related parties – investment funds	1,604	2,659	1,632	2,377
Assets of consolidated VIEs – investment funds	17,028	23,587	15,820	22,129
Investment in fixed maturity securities	67,990	69,290	48,155	50,623
Investment in related parties – fixed maturity securities	16,902	20,764	13,495	15,608
Investment in related parties – equity securities	257	257	318	318
Total non-consolidated investments	$103,888	$117,419	$79,529	$91,931
6. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	September 30, 2024
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$2,666	$—	$—		$—	$2,666
Restricted cash and cash equivalents	3	—	—		—	3
Cash and cash equivalents of VIEs	102	—	—		—	102
Investments, at fair value	226	2	1,089	[1]	71	1,388
Investments of consolidated VIEs	222	29	1,908		184	2,343
Due from related parties[2]	—	—	26		—	26
Derivative assets[3]	—	—	16		—	16
Total Assets – Asset Management	3,219	31	3,039		255	6,544
Retirement Services
AFS Securities
U.S. government and agencies	6,759	2	—		—	6,761
U.S. state, municipal and political subdivisions	—	977	—		—	977
Foreign governments	756	967	35		—	1,758
Corporate	12	83,423	4,175		—	87,610
CLO	—	27,610	—		—	27,610
ABS	—	6,855	15,615		—	22,470
CMBS	—	9,347	17		—	9,364
RMBS	—	7,792	343		—	8,135
Total AFS securities	7,527	136,973	20,185		—	164,685
Trading securities	24	1,623	37		—	1,684
Equity securities	207	1,059	26		—	1,292
Mortgage loans	—	—	58,587		—	58,587

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2024
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Funds withheld at interest – embedded derivative	—	—	(2,581)	—	(2,581)
Derivative assets	143	7,385	1	—	7,529
Short-term investments	202	39	168	—	409
Other investments	—	603	904	—	1,507
Cash and cash equivalents	13,587	—	—	—	13,587
Restricted cash and cash equivalents	964	—	—	—	964
Investments in related parties
AFS securities
Corporate	—	233	1,046	—	1,279
CLO	—	5,215	565	—	5,780
ABS	—	694	9,809	—	10,503
Total AFS securities – related parties	—	6,142	11,420	—	17,562
Trading securities	—	—	619	—	619
Equity securities	—	—	257	—	257
Mortgage loans	—	—	1,345	—	1,345
Investment funds	—	—	1,106	—	1,106
Funds withheld at interest – embedded derivative	—	—	(530)	—	(530)
Other investments	—	—	348	—	348
Reinsurance recoverable	—	—	1,710	—	1,710
Other assets[5]	—	—	313	—	313
Assets of consolidated VIEs
Trading securities	—	441	1,938	—	2,379
Mortgage loans	—	—	2,226	—	2,226
Investment funds	—	—	818	16,210	17,028
Other investments	5	—	154	—	159
Cash and cash equivalents	305	—	—	—	305
Total Assets – Retirement Services	22,964	154,265	99,051	16,210	292,490
Total Assets	$26,183	$154,296	$102,090	$16,465	$299,034
Liabilities
Asset Management
Contingent consideration obligations[4]	$—	$—	$56	$—	$56
Derivative liabilities[3]	—	33	—	—	33
Total Liabilities – Asset Management	—	33	56	—	89
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	11,996	—	11,996
Universal life benefits	—	—	820	—	820
Future policy benefits
AmerUs Closed Block	—	—	1,166	—	1,166
ILICO Closed Block and life benefits	—	—	545	—	545
Market risk benefits[5]	—	—	4,402	—	4,402
Derivative liabilities	1	2,756	1	—	2,758
Other liabilities	—	—	337	—	337
Total Liabilities – Retirement Services	1	2,756	19,267	—	22,024
Total Liabilities	$1	$2,789	$19,323	$—	$22,113

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

(Concluded)
[1] Investments as of September 30, 2024 and December 31, 2023 excludes $223 million and $218 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[2] Due from related parties represents a receivable from a fund.
[3] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
4 As of September 30, 2024 and December 31, 2023, Other liabilities includes $1 million and $26 million, respectively, of contingent obligations related to the Griffin Capital acquisition, classified as Level 3 and also includes profit sharing payable of $55 million and $67 million, respectively, related to other contingent obligations classified as Level 3.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	September 30, 2024
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$803	Discounted cash flow	Discount rate	13.5% – 52.8%	17.6%	[1]
	126	Direct capitalization	Capitalization rate	6.7%	6.7%
	160	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	26	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	16	Option model	Volatility rate	47.5%	47.5%
Investments of consolidated VIEs
Bank loans	80	Discounted cash flow	Discount rate	6.6% – 35.5%	8.9%	[1]
	256	Adjusted transaction value	N/A	N/A	N/A
Equity securities	504	Dividend discount model	Discount rate	14.1%	14.1%
	432	Discounted cash flow	Discount rate	12.7%	12.7%
	39	Adjusted transaction value	N/A	N/A	N/A
	18	Option Model	Volatility rate	85.0% – 105.0%	95.3%	[1]
Bonds	579	Discounted cash flow	Discount rate	6.0% – 10.4%	6.4%	[1]
Retirement Services
AFS, trading and equity securities	27,208	Discounted cash flow	Discount rate	4.3% – 17.7%	6.9%	[1]
Mortgage loans[2]	62,158	Discounted cash flow	Discount rate	1.0% – 36.5%	7.4%	[1]
Investment funds[2]	1,623	Discounted cash flow	Discount rate	6.3% – 13.5%	11.3%	[1]
Financial Liabilities
Asset Management
Contingent consideration obligations	56	Discounted cash flow	Discount rate	20.0% – 25.0%	23.7%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	11,996	Discounted cash flow	Nonperformance risk	0.5% – 1.2%	0.8%	[3]
			Option budget	0.5% – 6.0%	2.7%	[4]
			Surrender rate	6.2% – 14.0%	8.7%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended September 30, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,170	$42	$—	$(39)	$(68)	$1,105	$7	$—
Investments of consolidated VIEs	1,507	48	—	(99)	452	1,908	8	—
Total Level 3 assets – Asset Management	$2,677	$90	$—	$(138)	$384	$3,013	$15	$—
Assets – Retirement Services
AFS securities
Foreign governments	$34	$—	$1	$—	$—	$35	$—	$—
Corporate	8,114	6	80	775	(4,800)	4,175	2	98
ABS	8,420	1	313	2,202	4,679	15,615	—	301
CMBS	20	2	(5)	—	—	17	—	(3)
RMBS	261	2	2	78	—	343	—	2
Trading securities	37	1	—	(1)	—	37	1	—
Equity securities	36	(1)	—	—	(9)	26	—	—
Mortgage loans	52,645	1,096	—	4,846	—	58,587	1,236	—
Funds withheld at interest – embedded derivative	(3,283)	702	—	—	—	(2,581)	—	—
Derivative assets	1	—	—	—	—	1	—	—
Short-term investments	80	—	—	166	(78)	168	—	—
Other investments	904	—	—	—	—	904	(1)	—
Investments in related parties
AFS securities
Corporate	1,194	(3)	12	(3)	(154)	1,046	—	(4)
CLO	521	—	2	42	—	565	—	2
ABS	10,580	28	75	(874)	—	9,809	7	73
Trading securities	719	—	—	(100)	—	619	(1)	—
Equity securities	247	10	—	—	—	257	10	—
Mortgage loans	1,320	39	—	(14)	—	1,345	(43)	—
Investment funds	1,066	40	—	—	—	1,106	40	—
Funds withheld at interest – embedded derivative	(717)	187	—	—	—	(530)	—	—
Other investments	335	13	—	—	—	348	13	—
Reinsurance recoverable	1,518	99	—	93	—	1,710	—	—
Assets of consolidated VIEs
Trading securities	1,876	82	—	34	(54)	1,938	82	—
Mortgage loans	2,120	51	—	55	—	2,226	51	—
Investment funds	913	(1)	—	338	(432)	818	(1)	—
Other investments	113	4	—	37	—	154	4	—
Total Level 3 assets – Retirement Services	$89,074	$2,358	$480	$7,674	$(848)	$98,738	$1,400	$469

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Liabilities – Asset Management
Contingent consideration obligations	$59	$3	$—	$(6)	$—	$56	$—	$—
Total Level 3 liabilities – Asset Management	$59	$3	$—	$(6)	$—	$56	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(11,234)	$(275)	$—	$(487)	$—	$(11,996)	$—	$—
Universal life benefits	(769)	(51)	—	—	—	(820)	—	—
Future policy benefits
AmerUs Closed Block	(1,120)	(46)	—	—	—	(1,166)	—	—
ILICO Closed Block and life benefits	(529)	(16)	—	—	—	(545)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(253)	(86)	—	2	—	(337)	—	—
Total Level 3 liabilities – Retirement Services	$(13,906)	$(474)	$—	$(485)	$—	$(14,865)	$—	$—
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,201	$6	$—	$(34)	$(68)	$1,105	$7	$—
Investments of consolidated VIEs	1,492	19	—	15	382	1,908	5	—
Total Level 3 assets – Asset Management	$2,693	$25	$—	$(19)	$314	$3,013	$12	$—

Assets – Retirement Services
AFS securities
Foreign governments	$40	$—	$1	$(6)	$—	$35	$—	$1
Corporate	2,525	3	87	2,387	(827)	4,175	—	110
ABS	6,943	(14)	314	8,371	1	15,615	—	298
CMBS	21	1	(5)	—	—	17	—	(3)
RMBS	265	5	3	72	(2)	343	—	2
Trading securities	28	1	—	(6)	14	37	—	—
Equity securities	26	(1)	—	1	—	26	—	—
Mortgage loans	44,115	825	—	13,647	—	58,587	965	—
Funds withheld at interest – embedded derivative	(3,379)	798	—	—	—	(2,581)	—	—
Derivative assets	—	—	—	—	1	1	—	—
Short-term investments	105	—	—	142	(79)	168	—	—
Other investments	630	(6)	—	280	—	904	(7)	—
Investments in related parties
AFS securities
Corporate	1,171	(2)	33	(2)	(154)	1,046	—	18
CLO	506	—	17	42	—	565	—	18
ABS	7,826	46	22	1,915	—	9,809	2	20
Trading securities	838	(1)	—	(218)	—	619	(2)	—
Equity securities	255	2	—	—	—	257	2	—
Mortgage loans	1,281	41	—	23	—	1,345	(41)	—
Investment funds	1,082	24	—	—	—	1,106	24	—
Funds withheld at interest – embedded derivative	(721)	191	—	—	—	(530)	—	—
Other investments	343	5	—	—	—	348	5	—
Reinsurance recoverable	1,367	51	—	292	—	1,710	—	—
Assets of consolidated VIEs
Trading securities	1,852	31	—	103	(48)	1,938	30	—
Mortgage loans	2,173	2	—	51	—	2,226	2	—
Investment funds	977	(66)	—	339	(432)	818	(66)	—
Other investments	101	—	—	53	—	154	1	—
Total Level 3 assets – Retirement Services	$70,370	$1,936	$472	$27,486	$(1,526)	$98,738	$915	$464

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Liabilities – Asset Management
Contingent consideration obligations	$93	$68	$—	$(105)	$—	$56	$—	$—
Total Level 3 liabilities – Asset Management	$93	$68	$—	$(105)	$—	$56	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(9,059)	$(1,270)	$—	$(1,667)	$—	$(11,996)	$—	$—
Universal life benefits	(834)	14	—	—	—	(820)	—	—
Future policy benefits
AmerUs Closed Block	(1,178)	12	—	—	—	(1,166)	—	—
ILICO Closed Block and life benefits	(522)	(23)	—	—	—	(545)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(330)	(123)	—	52	64	(337)	—	—
Total Level 3 liabilities – Retirement Services	$(11,924)	$(1,390)	$—	$(1,615)	$64	$(14,865)	$—	$—

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended September 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$7	$—	$(46)	$—	$(39)	$—	$(68)	$(68)
Investments of consolidated VIEs	1,033	—	(1,132)	—	(99)	452	—	452
Total Level 3 assets – Asset Management	$1,040	$—	$(1,178)	$—	$(138)	$452	$(68)	$384

Assets – Retirement Services
AFS securities
Corporate	$912	$—	$(16)	$(121)	$775	$68	$(4,868)	$(4,800)
ABS	3,004	—	(351)	(451)	2,202	4,897	(218)	4,679
RMBS	81	—	—	(3)	78	—	—	—
Trading securities	—	—	—	(1)	(1)	—	—	—
Equity securities	—	—	—	—	—	—	(9)	(9)
Mortgage loans	7,518	—	—	(2,672)	4,846	—	—	—
Short-term investments	168	—	—	(2)	166	—	(78)	(78)
Investments in related parties
AFS securities
Corporate	—	—	—	(3)	(3)	—	(154)	(154)
CLO	42	—	—	—	42	—	—	—
ABS	1,193	—	—	(2,067)	(874)	—	—	—
Trading securities	—	—	—	(100)	(100)	—	—	—
Mortgage loans	—	—	—	(14)	(14)	—	—	—
Reinsurance recoverable	—	94	—	(1)	93	—	—	—
Assets of consolidated VIEs
Trading securities	38	—	(4)	—	34	34	(88)	(54)
Mortgage loans	70	—	—	(15)	55	—	—	—
Investment funds	338	—	—	—	338	—	(432)	(432)
Other investments	37	—	—	—	37	—	—	—
Total Level 3 assets – Retirement Services	$13,401	$94	$(371)	$(5,450)	$7,674	$4,999	$(5,847)	$(848)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(6)	$(6)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – Embedded derivative	$—	$(750)	$—	$263	$(487)	$—	$—	$—
Other liabilities	—	—	—	2	2	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(750)	$—	$265	$(485)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$8	$—	$(2)	$—	$6	$—	$—	$—
Investments of consolidated VIEs	1,459	—	(2,078)	—	(619)	—	—	—
Total Level 3 assets – Asset Management	$1,467	$—	$(2,080)	$—	$(613)	$—	$—	$—

Assets – Retirement Services
AFS securities
Corporate	$26	$—	$—	$(52)	$(26)	$—	$(20)	$(20)
ABS	221	—	(13)	(463)	(255)	357	(795)	(438)
RMBS	261	—	—	—	261	—	(4)	(4)
Trading securities	—	—	—	(5)	(5)	—	—	—
Mortgage loans	5,696	—	(285)	(1,251)	4,160	—	—	—
Short-term investments	100	—	—	—	100	—	—	—
Other investments	145	—	—	—	145	—	—	—
Investments in related parties
AFS securities
Corporate	27	—	—	(3)	24	—	—	—
ABS	426	—	—	(316)	110	—	—	—
Trading securities	1	—	(1)	—	—	—	—	—
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Assets of consolidated VIEs
Trading securities	6	—	(19)	—	(13)	1,180	—	1,180
Mortgage loans	4	—	—	(2)	2	—	—	—
Investment funds	113	—	(32)	—	81	—	—	—
Other investments	2	—	(14)	—	(12)	—	—	—
Total Level 3 assets – Retirement Services	$7,028	$—	$(364)	$(2,093)	$4,571	$1,537	$(819)	$718

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(4)	$(4)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(4)	$(4)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – Embedded derivative	$—	$(573)	$—	$175	$(398)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(573)	$—	$175	$(398)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$27	$—	$(61)	$—	$(34)	$—	$(68)	$(68)
Investments of consolidated VIEs	3,122	—	(3,107)	—	15	452	(70)	382
Total Level 3 assets – Asset Management	$3,149	$—	$(3,168)	$—	$(19)	$452	$(138)	$314

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Corporate	2,623	—	(18)	(218)	2,387	166	(993)	(827)
ABS	9,635	—	(423)	(841)	8,371	748	(747)	1
RMBS	81	—	—	(9)	72	—	(2)	(2)
Trading securities	—	—	—	(6)	(6)	14	—	14
Equity securities	2	—	(1)	—	1	9	(9)	—
Mortgage loans	19,226	—	(26)	(5,553)	13,647	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	171	—	(6)	(23)	142	—	(79)	(79)
Other investments	280	—	—	—	280	—	—	—
Investments in related parties
AFS securities
Corporate	6	—	(1)	(7)	(2)	—	(154)	(154)
CLO	42	—	—	—	42	—	—	—
ABS	5,780	—	(504)	(3,361)	1,915	—	—	—
Trading securities	4	—	—	(222)	(218)	—	—	—
Mortgage loans	87	—	—	(64)	23	—	—	—
Reinsurance recoverable	—	294	—	(2)	292	—	—	—
Assets of consolidated VIEs
Trading securities	201	—	(91)	(7)	103	40	(88)	(48)
Mortgage loans	125	—	—	(74)	51	—	—	—
Investment funds	339	—	—	—	339	—	(432)	(432)
Other investments	56	—	(3)	—	53	—	—	—
Total Level 3 assets – Retirement Services	$38,658	$294	$(1,073)	$(10,393)	$27,486	$978	$(2,504)	$(1,526)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(105)	$(105)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(105)	$(105)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(2,408)	$—	$741	$(1,667)	$—	$—	$—
Other liabilities	—	—	—	52	52	64	—	64
Total Level 3 liabilities – Retirement Services	$—	$(2,408)	$—	$793	$(1,615)	$64	$—	$64

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$34	$—	$(4)	$—	$30	$—	$—	$—
Investments of consolidated VIEs	4,058	—	(2,826)	—	1,232	—	(2)	(2)
Total Level 3 assets – Asset Management	$4,092	$—	$(2,830)	$—	$1,262	$—	$(2)	$(2)

Assets – Retirement Services
AFS securities
Foreign governments	$53	$—	$—	$(6)	$47	$—	$—	$—
Corporate	1,338	—	—	(168)	1,170	29	(473)	(444)
ABS	1,552	—	(33)	(725)	794	695	(1,694)	(999)
CMBS	—	—	—	—	—	12	—	12
RMBS	262	—	—	(4)	258	5	(240)	(235)
Trading securities	8	—	—	(20)	(12)	5	(16)	(11)
Equity securities	—	—	—	—	—	—	(13)	(13)
Mortgage loans	14,361	—	(348)	(2,695)	11,318	—	—	—
Short-term investments	100	—	—	(30)	70	26	—	26
Other investments	472	—	—	(431)	41	—	—	—
Investments in related parties
AFS securities
Corporate	184	—	—	(9)	175	215	—	215
CLO	185	—	—	—	185	—	—	—
ABS	3,132	—	(162)	(1,002)	1,968	284	—	284
Trading securities	28	—	(38)	(3)	(13)	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(24)	(24)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	26	—	(49)	—	(23)	1,308	(31)	1,277
Mortgage loans	63	—	—	(5)	58	—	—	—
Investment funds	113	—	(40)	—	73	475	(1,610)	(1,135)
Other investments	7	—	(21)	—	(14)	—	—	—
Total Level 3 assets – Retirement Services	$21,958	$—	$(691)	$(5,154)	$16,113	$3,054	$(4,077)	$(1,023)
Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(4)	$(4)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(4)	$(4)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – Embedded derivative	$—	$(1,708)	$—	$481	$(1,227)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(1,708)	$—	$481	$(1,227)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Without Readily Determinable Fair Values

The Company elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. The equity securities are held at cost less any impairment. The carrying amount of the equity securities was $358 million, net of an impairment of $42 million, as of September 30, 2024 and December 31, 2023.

Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Trading securities	$131	$(116)	$31	$(84)
Mortgage loans	1,186	(984)	868	(909)
Investment funds	38	(66)	13	23
Future policy benefits	(46)	59	12	64
Other	5	(4)	9	(71)
Total gains (losses)	$1,314	$(1,111)	$933	$(977)

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

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	September 30, 2024	December 31, 2023
Unpaid principal balance	$64,404	$50,752
Mark to fair value	(2,246)	(3,183)
Fair value	$62,158	$47,569

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2024	December 31, 2023
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$507	$221
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(191)	(74)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$316	$147

Fair value of commercial mortgage loans 90 days or more past due	$254	$64
Fair value of commercial mortgage loans in non-accrual status	316	147

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2024	December 31, 2023
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$850	$528
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(74)	(49)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$776	$479

Fair value of residential mortgage loans 90 days or more past due[1]	$776	$479
Fair value of residential mortgage loans in non-accrual status	679	355

1 As of September 30, 2024 and December 31, 2023, includes $97 million and $124 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Mortgage loans	$(19)	$(20)	$(49)	$(31)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial mortgage loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	September 30, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	320	320	—	—	320	—
Funds withheld at interest	23,812	23,812	—	—	—	23,812
Short-term investments	205	205	—	—	—	205
Other investments	17	28	—	—	—	28
Investments in related parties
Investment funds	498	498	498	—	—	—
Funds withheld at interest	5,974	5,974	—	—	—	5,974
Short-term investments	812	812	—	—	812	—
Total financial assets not carried at fair value	$31,745	$31,756	$605	$—	$1,132	$30,019

Financial liabilities
Interest sensitive contract liabilities	$191,137	$187,554	$—	$—	$—	$187,554
Debt	5,725	5,448	—	591	4,857	—
Securities to repurchase	2,666	2,666	—	—	2,666	—
Funds withheld liability	3,416	3,416	—	—	—	3,416
Total financial liabilities not carried at fair value	$202,944	$199,084	$—	$591	$7,523	$190,970

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$109	$109	$109	$—	$—	$—
Policy loans	334	334	—	—	334	—
Funds withheld at interest	27,738	27,738	—	—	—	27,738
Other investments	46	52	—	—	—	52
Investments in related parties
Investment funds	550	550	550	—	—	—
Funds withheld at interest	7,195	7,195	—	—	—	7,195
Short-term investments	947	947	—	—	947	—
Total financial assets not carried at fair value	$36,919	$36,925	$659	$—	$1,281	$34,985

Financial liabilities
Interest sensitive contract liabilities	$154,095	$146,038	$—	$—	$—	$146,038
Debt	4,209	3,660	—	—	3,660	—
Securities to repurchase	3,853	3,853	—	—	3,853	—
Funds withheld liability	350	350	—	—	350	—
Total financial liabilities not carried at fair value	$162,507	$153,901	$—	$—	$7,863	$146,038

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Investments

Credit investments are generally valued based on third-party vendor prices and/or quoted market prices and valuation models. Valuations using quoted market prices are based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments. Apollo will designate certain brokers to use to value specific securities. In determining the designated brokers, Apollo considers the following: (i) brokers with which Apollo has previously transacted, (ii) the underwriter of the security and (iii) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service. When relying on a third-party vendor as a primary source, Apollo (i) analyzes how the price has moved over the measurement period, (ii) reviews the number of brokers included in the pricing service’s population, if available, and (iii) validates the valuation levels with Apollo’s pricing team and traders.

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

Equity Investments

The majority of illiquid equity investments are valued using the market approach and/or the income approach, as described below.

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

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 8 for more information on Athene’s products.

	Nine months ended September 30, 2024
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979
Additions	404	751	36	—	479	—	1,670
Amortization	(176)	(131)	(8)	(1)	(88)	(274)	(678)
Balance at September 30, 2024	$1,118	$2,137	$38	$10	$1,361	$2,307	$6,971

	Nine months ended September 30, 2023
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	426	609	2	3	447	—	1,487
Amortization	(74)	(69)	(3)	(1)	(40)	(315)	(502)
Other	—	—	—	—	—	(3)	(3)
Balance at September 30, 2023	$656	$1,295	$10	$11	$806	$2,670	$5,448

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

	Nine months ended September 30, 2024
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	19,786	12,761	24,083	933	57,563
Policy charges	(2)	(522)	—	—	(524)
Surrenders and withdrawals	(3,691)	(9,724)	—	(63)	(13,478)
Benefit payments	(830)	(1,204)	(7,746)	(173)	(9,953)
Interest credited	2,323	2,313	1,173	152	5,961
Foreign exchange	(1)	1	116	(56)	60
Other	—	—	421	(74)	347
Balance at September 30, 2024	$82,348	$96,772	$50,397	$8,348	$237,865

Weighted average crediting rate	4.3%	2.6%	4.5%	2.6%
Net amount at risk	$427	$15,221	$—	$65
Cash surrender value	78,049	89,378	—	7,112

	Nine months ended September 30, 2023
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	18,011	8,960	4,893	3,760	35,624
Policy charges	(2)	(481)	—	—	(483)
Surrenders and withdrawals	(8,207)	(8,292)	(110)	(25)	(16,634)
Benefit payments	(738)	(1,216)	(2,264)	(223)	(4,441)
Interest credited	1,284	802	628	110	2,824
Foreign exchange	(77)	(1)	(26)	(344)	(448)
Other[1]	63	77	(46)	(1,419)	(1,325)
Balance at September 30, 2023	$53,852	$92,509	$30,514	$6,581	$183,456

Weighted average crediting rate	3.7%	2.3%	3.1%	2.7%
Net amount at risk	$425	$14,438	$—	$104
Cash surrender value	50,352	84,052	—	5,335

[1]Other includes $1,371 million reduction of reserves related to the VIAC recapture agreement. See note 15 for further information.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated statements of financial condition:

	September 30,
(In millions)	2024	2023
Traditional deferred annuities	$82,348	$53,852
Indexed annuities	96,772	92,509
Funding agreements	50,397	30,514
Other investment-type	8,348	6,581
Reconciling items[1]	7,571	5,609
Interest sensitive contract liabilities	$245,436	$189,065

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

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	September 30, 2024
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
< 2.0%	$28,488	$15,531	$126,352	$170,371
2.0% – < 4.0%	23,576	1,787	1,927	27,290
4.0% – < 6.0%	28,764	75	1	28,840
6.0% and greater	11,364	—	—	11,364
Total	$92,192	$17,393	$128,280	$237,865

	September 30, 2023
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
< 2.0%	$28,564	$19,709	$90,121	$138,394
2.0% – < 4.0%	28,838	1,128	541	30,507
4.0% – < 6.0%	11,433	9	1	11,443
6.0% and greater	3,112	—	—	3,112
Total	$71,947	$20,846	$90,663	$183,456

Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies), and whole life insurance contracts.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a rollforward by product within future policy benefits:

	Nine months ended September 30, 2024
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Effect of actual to expected experience	—	(4)	(4)
Adjusted balance	—	1,131	1,131
Interest accrual	—	17	17
Net premium collected	—	(144)	(144)
Foreign exchange	—	(28)	(28)
Ending balance at original discount rate	—	976	976
Effect of changes in discount rate assumptions	—	41	41
Effect of foreign exchange on the change in discount rate assumptions	—	1	1
Ending balance	$—	$1,018	$1,018
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of changes in cash flow assumptions	(104)	—	(104)
Effect of actual to expected experience	(89)	(4)	(93)
Adjusted balance	51,042	3,272	54,314
Issuances	1,010	—	1,010
Interest accrual	1,353	52	1,405
Benefit payments	(3,355)	(66)	(3,421)
Foreign exchange	33	(64)	(31)
Ending balance at original discount rate	50,083	3,194	53,277
Effect of changes in discount rate assumptions	(5,362)	46	(5,316)
Effect of foreign exchange on the change in discount rate assumptions	(16)	(3)	(19)
Ending balance	$44,705	$3,237	$47,942

Net future policy benefits	$44,705	$2,219	$46,924

Weighted-average liability duration (in years)	9.4	31.3
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.0%	4.0%
Expected future gross premiums, undiscounted	$—	$1,255
Expected future gross premiums, discounted[1]	—	1,064
Expected future benefit payments, undiscounted	73,523	10,235

[1] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2023
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected future policy benefits
Beginning balance	$36,422	$—	$36,422
Effect of changes in discount rate assumptions	8,425	—	8,425
Effect of foreign exchange on the change in discount rate assumptions	(13)	—	(13)
Beginning balance at original discount rate	44,834	—	44,834
Effect of changes in cash flow assumptions	(297)	—	(297)
Effect of actual to expected experience	(36)	—	(36)
Adjusted balance	44,501	—	44,501
Issuances	9,120	—	9,120
Interest accrual	1,194	—	1,194
Benefit payments	(2,731)	—	(2,731)
Foreign exchange	6	—	6
Other[1]	(1,509)	—	(1,509)
Ending balance at original discount rate	50,581	—	50,581
Effect of changes in discount rate assumptions	(9,753)	—	(9,753)
Effect of foreign exchange on the change in discount rate assumptions	12	—	12
Ending balance	$40,840	$—	$40,840

Net future policy benefits	$40,840	$—	$40,840

Weighted-average liability duration (in years)	9.6	0.0
Weighted-average interest accretion rate	3.6%	—%
Weighted-average current discount rate	6.1%	—%
Expected future benefit payments, undiscounted	$73,933	$—

[1] Other includes $1,509 million reduction of reserves related to the VIAC recapture agreement. See note 15 for further information.

The following is a reconciliation of future policy benefits to the condensed consolidated statements of financial condition:

	September 30,
(In millions)	2024	2023
Payout annuities with life contingencies	$44,705	$40,840
Whole life	2,219	—
Reconciling items[1]	6,038	5,832
Future policy benefits	$52,962	$46,672

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of operations:

	Premiums		Interest expense
	Nine months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Payout annuities with life contingencies	$985	$9,142	$1,353	$1,194
Whole life	154	—	35	—
Reconciling items[1]	24	21	—	—
Total	$1,163	$9,163	$1,388	$1,194

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

During the nine months ended September 30, 2024, the present value of expected future policy benefits decreased by $430 million, which was driven by $3,421 million of benefit payments and $104 million of favorable unlocking of assumptions, offset by $1,405 million of interest accruals, $1,010 million of issuances, primarily pension group annuities, and an $832 million change in discount rate assumptions related to a decrease in market observable rates.

During the nine months ended September 30, 2023, the present value of expected future policy benefits increased by $4,418 million, which was driven by $9,120 million of issuances, primarily pension group annuities, and $1,194 million of interest accrual, partially offset by $2,731 million of benefit payments, a $1,509 million reduction in reserve related to recapture, a $1,328 million change in discount rate assumptions related to an increase in rates, and $297 million resulting from favorable unlocking of assumptions, primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of operations:

	Nine months ended September 30,
(In millions)	2024	2023
Reserves	$193	$333
Deferred profit liability	(37)	(243)
Negative VOBA	(52)	(54)
Total remeasurement gains (losses)	$104	$36

During the nine months ended September 30, 2024 and 2023, Athene recorded reserve increases of $15 million and $110 million, respectively, on the condensed consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Nine months ended September 30, 2024
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	270	270
Interest accrual	8	143	151
Attributed fees collected	1	265	266
Benefit payments	(3)	(39)	(42)
Effect of changes in interest rates	(2)	(34)	(36)
Effect of changes in equity	—	(115)	(115)
Effect of actual policyholder behavior compared to expected behavior	5	64	69
Effect of changes in future expected policyholder behavior	(3)	88	85
Effect of changes in other future expected assumptions	—	(19)	(19)
Balance, end of period, before changes in instrument-specific credit risk	200	3,794	3,994
Effect of changes in instrument-specific credit risk	1	94	95
Balance at September 30, 2024	201	3,888	4,089
Less: Reinsurance recoverable	—	(40)	(40)
Balance at September 30, 2024, net of reinsurance	$201	$3,848	$4,049

Net amount at risk	$427	$15,221
Weighted-average attained age of contract holders (in years)	76	69

	Nine months ended September 30, 2023
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument-specific credit risk	183	2,672	2,855
Issuances	—	47	47
Interest accrual	7	108	115
Attributed fees collected	2	250	252
Benefit payments	(1)	(24)	(25)
Effect of changes in interest rates	(18)	(591)	(609)
Effect of changes in equity	—	(26)	(26)
Effect of actual policyholder behavior compared to expected behavior	4	42	46
Effect of changes in future expected policyholder behavior	(3)	78	75
Effect of changes in other future expected assumptions	—	6	6
Balance, end of period, before changes in instrument-specific credit risk	174	2,562	2,736
Effect of changes in instrument-specific credit risk	(7)	(139)	(146)
Balance at September 30, 2023	$167	$2,423	$2,590

Net amount at risk	$425	$14,438
Weighted-average attained age of contract holders (in years)	75	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of market risk benefits to the condensed consolidated statements of financial condition. Market risk benefit assets are included in other assets on the condensed consolidated statements of financial condition.

	September 30, 2024			September 30, 2023
(In millions)	Asset	Liability	Net Liability	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$201	$201	$—	$167	$167
Indexed annuities	313	4,201	3,888	431	2,854	2,423
Total	$313	$4,402	$4,089	$431	$3,021	$2,590

During the nine months ended September 30, 2024, net market risk benefit liabilities increased by $716 million, which was primarily driven by $270 million of issuances, $266 million in fees collected from policyholders, and $151 million of interest accrual.

During the nine months ended September 30, 2023, net market risk benefit liabilities increased by $101 million, which was primarily driven by $252 million in fees collected from policyholders, a $220 million change in instrument-specific credit risk related to tightening of credit spreads and $115 million of interest accrual, partially offset by a decrease of $609 million related to changes in the risk-free discount rate across the curve.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes the unobservable inputs for market risk benefits:

	September 30, 2024
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$4,089	Discounted cash flow	Nonperformance risk	0.5%	1.2%	1.1%	[1]	Decrease
			Option budget	0.5%	6.0%	2.2%	[2]	Decrease
			Surrender rate	3.3%	7.0%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.7%	[3]	Increase

	September 30, 2023
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$2,590	Discounted cash flow	Nonperformance risk	0.6%	1.6%	1.4%	[1]	Decrease
			Option budget	0.5%	5.9%	1.9%	[2]	Decrease
			Surrender rate	3.4%	6.5%	4.6%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.2%	[3]	Increase
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

9. Profit Sharing Payable

Profit sharing payable was $1.9 billion and $1.7 billion as of September 30, 2024 and December 31, 2023, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2024	$1,669
Profit sharing expense	570
Payments/other	(373)
Profit sharing payable, September 30, 2024	$1,866

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

10. Income Taxes

The Company’s income tax provision totaled $317 million and $243 million for the three months ended September 30, 2024 and 2023, respectively, and totaled $1,000 million and $697 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective income tax rate was approximately 15.2% and 27.5% for the three months ended September 30, 2024 and 2023, respectively, and 17.5% and 19.2% for the nine months ended September 30, 2024 and 2023, respectively.

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

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act of 2023 (“Bermuda CIT”). Commencing on January 1, 2025, the Bermuda CIT generally will impose a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that have been given pursuant to the Exempted Undertakings Tax Protection Act 1966. The Company recorded material deferred tax assets at December 31, 2023 as a result of the passage of the Bermuda CIT, primarily related to an estimated opening tax loss carryforward under the Bermuda CIT. Throughout 2024, the Company will evaluate and record applicable adjustments to these deferred tax assets. The Company evaluated the existing deferred tax assets and determined that no adjustments were necessary at September 30, 2024.

The U.K. enacted legislation in July 2023 implementing certain provisions of the Organisation for Economic Cooperation and Development’s “Pillar Two” global minimum tax initiative (“Pillar Two”) that will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023. On February 22, 2024, the U.K. enacted certain amendments to its Pillar Two legislation which similarly take effect for accounting periods beginning on or after December 31, 2023. The Company continues to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries, as such legislative changes could result in changes to our effective tax rate. The Company evaluated the enacted legislation and concluded there was no material impact to our effective tax rate for the three months ended September 30, 2024.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of September 30, 2024, the Company recorded $10 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would impact our effective tax rate. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States, the United Kingdom, and Bermuda (beginning January 1, 2025). There are no unremitted earnings with respect to the United Kingdom or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of September 30, 2024, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2020 through 2022 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2021. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2014 to 2021. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax years 2015 to 2022. There are other examinations ongoing in other foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Debt

Company debt consisted of the following:

		September 30, 2024			December 31, 2023
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.00% 2024 Senior Notes[1,2]	May 30, 2024	$—	$—		$499	$496	[4]
4.40% 2026 Senior Notes[1,2]	May 27, 2026	499	500	[4]	498	490	[4]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	687	[4]	675	664	[4]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	497	454	[4]	496	432	[4]
6.38% 2033 Senior Notes[1,2]	November 15, 2033	492	558	[4]	492	539	[4]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	296	[4]	297	275	[4]
5.80% 2054 Senior Notes[1,2]	May 21, 2054	741	800	[4]	—	—
4.95% 2050 Subordinated Notes[1,2]	January 14, 2050	297	299	[4]	297	283	[4]
7.63% 2053 Subordinated Notes[1,2]	September 15, 2053	584	656	[5]	584	652	[5]
1.70% Secured Borrowing II	April 15, 2032	—	—		14	14	[4]
1.30% 2016 AMI Term Facility I	January 15, 2025	—	—		19	19	[3]
2.00% 2016 AMI Term Facility II	October 18, 2024	—	—		12	12	[3]
		4,082	4,250		3,883	3,876
Retirement Services
4.13% 2028 AHL Senior Notes[1]	January 12, 2028	1,054	986	[4]	1,066	956	[4]
6.15% 2030 AHL Senior Notes[1]	April 3, 2030	582	538	[4]	593	516	[4]
3.50% 2031 AHL Senior Notes[1]	January 15, 2031	521	466	[4]	523	442	[4]
6.65% 2033 AHL Senior Notes[1]	February 1, 2033	395	441	[4]	395	427	[4]
5.88% 2034 AHL Senior Notes[1]	January 15, 2034	584	629	[4]	583	607	[4]
3.95% 2051 AHL Senior Notes[1]	May 25, 2051	545	385	[4]	545	375	[4]
3.45% 2052 AHL Senior Notes[1]	May 15, 2052	504	344	[4]	504	337	[4]
6.25% 2054 AHL Senior Notes[1]	April 1, 2054	982	1,068	[4]	—	—
7.25% 2064 AHL Subordinated Notes[1]	March 30, 2064	558	591	[5]	—	—
		5,725	5,448		4,209	3,660
Total Debt		$9,807	$9,698		$8,092	$7,536

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $41 million and $34 million as of September 30, 2024 and December 31, 2023, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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

Asset Management – Notes Issued and Repayments

On May 21, 2024, AGM issued $750 million aggregate principal amount of its 5.800% Senior Notes due 2054 (the “2054 Senior Notes”), at par value. The 2054 Senior Notes bear interest at a rate of 5.800% per annum and interest is payable semi-annually in arrears on May 21 and November 21 of each year, commencing on November 21, 2024. The 2054 Senior Notes will mature on May 21, 2054. The underwriting discount and related expenses are amortized into interest expense on the condensed consolidated statements of operations over the term of the 2054 Senior Notes.

On May 30, 2024, AMH repaid in full the principal and accrued interest of the $500 million aggregate principal amount of its 4.00% 2024 Senior Notes.

During the fourth quarter of 2024, AGM issued $500 million aggregate principal amount of its 6.000% Fixed-Rate Resettable Junior Subordinated Notes due 2054 (the “2054 Subordinated Notes”), at par value. Subject to the Company’s right to defer the payment of interest for up to five years, interest on the 2054 Subordinated Notes is payable on a semi-annual basis in arrears on June 15 and December 15 of each year, commencing on June 15, 2025. The 2054 Subordinated Notes bear interest at a fixed rate of 6.000% per annum until December 15, 2034 (the “First Reset Date”). On and after the First Reset Date, on the five-year

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
anniversary of the First Reset Date and every five years thereafter, the interest rate on the 2054 Subordinated Notes will be reset equal to the Five-Year U.S. Treasury Rate (as defined in the indenture for the 2054 Subordinated Notes (the “Indenture”)) as of the most recent Reset Interest Determination Date (as defined in the Indenture) plus a spread of 2.168%. The 2054 Subordinated Notes will mature on December 15, 2054. The underwriting discount and related expenses will be amortized into interest expense on the condensed consolidated statements of operations over the term of the 2054 Subordinated Notes, commencing in the fourth quarter of 2024.

The indentures governing the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2033 Senior Notes, the 2048 Senior Notes, the 2054 Senior Notes, the 2050 Subordinated Notes, the 2053 Subordinated Notes and the 2054 Subordinated Notes restrict the ability of AGM, AMH and the guarantors of the notes to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The indentures also provide for customary events of default.

Retirement Services – Notes Issued

AHL Senior Notes – Athene’s senior unsecured notes are callable by AHL at any time. If called prior to three months before the scheduled maturity date, the price is equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the treasury rate plus a spread (as defined in the applicable prospectus supplement) and any accrued and unpaid interest.

During the first quarter of 2024, Athene issued $1.0 billion of 6.250% Senior Notes due April 1, 2054 (the “2054 AHL Senior Notes”). Athene will pay interest on the 2054 AHL Senior Notes semi-annually, commencing on October 1, 2024.

AHL Subordinated Notes – During the first quarter of 2024, Athene issued $575 million of 7.250% Fixed-Rate Reset Junior Subordinated Debentures due March 30, 2064 (the “2064 AHL Subordinated Notes”). Athene will pay interest at an annual fixed rate of 7.250% on the 2064 AHL Subordinated Notes quarterly, commencing on June 30, 2024 until March 30, 2029. On March 30, 2029, and every fifth annual anniversary thereafter, the interest rate will reset to the Five-Year U.S. Treasury Rate (as defined in the applicable prospectus supplement) plus 2.986%. Athene may defer interest payments for up to five consecutive years.

During the fourth quarter of 2024, Athene issued $600 million of 6.625% Fixed-Rate Reset Junior Subordinated Debentures due October 15, 2054 (the “2054 AHL Subordinated Notes”). Athene will pay interest semi-annually at an annual fixed rate of 6.625% on the 2054 AHL Subordinated Notes, commencing on April 15, 2025 until October 15, 2034. On October 15, 2034, and every fifth annual anniversary thereafter, the interest rate will reset to the Five-Year U.S. Treasury Rate (as defined in the applicable prospectus supplement) plus 2.607%. Athene may defer interest payments for up to five consecutive years.

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of September 30, 2024:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management - AMH credit facility	N/A	October 12, 2027	Citibank	The commitment fee on the $1.0 billion undrawn AMH credit facility as of September 30, 2024 was 0.08%.
Retirement Services - AHL credit facility	N/A	June 30, 2028	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total.
Retirement Services - AHL liquidity facility	N/A	June 27, 2025	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total.

Asset Management – Credit Facility

On October 12, 2022, AMH, as borrower, entered into a $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“AMH credit facility”). Borrowings under the AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. As of September 30, 2024, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of September 30, 2024, there were no amounts outstanding under the AMH credit facility and the Company was in compliance with all financial covenants under the facility.

Retirement Services – Credit and Liquidity Facilities

AHL Credit Facility—On June 30, 2023, AHL, ALRe, AUSA and AARe entered into a five-year revolving credit agreement with a syndicate of banks and Citibank, N.A. as administrative agent (“AHL credit facility”). The AHL credit facility is unsecured and has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, in accordance with the terms of the AHL credit facility. In connection with the AHL credit facility, AHL and AUSA guaranteed all of the obligations of AHL, ALRe, AARe and AUSA under the AHL credit facility and the related loan documents, and ALRe and AARe guaranteed certain of the obligations of AHL, ALRe, AARe and AUSA under the AHL credit facility and the related loan documents. The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility.

The AHL credit facility contains various standard covenants with which Athene must comply, including the following:

1.Consolidated debt-to-capitalization ratio not to exceed 35%;
2.Minimum consolidated net worth of no less than $14.8 billion; and
3.Restrictions on Athene’s ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the AHL credit facility. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all financial covenants under the facility.

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

Interest accrues on outstanding borrowings at the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on ALRe’s financial strength rating. Rates and terms are as defined in the AHL liquidity facility. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under the current or previous AHL liquidity facilities and Athene was in compliance with all financial covenants under the facilities.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Asset Management	$55	$36	$159	$98
Retirement Services[1]	65	30	174	91
Total Interest Expense	$120	$66	$333	$189

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

For the three months ended September 30, 2024 and 2023, the Company recorded equity-based compensation expense of $136 million and $142 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded equity-based compensation expense of $478 million and $422 million, respectively. As of September 30, 2024, there was $691 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Service-Based Awards

During the nine months ended September 30, 2024 and 2023, the Company awarded 3.5 million and 4.8 million of service-based RSUs, respectively, with a grant date fair value of $378 million and $326 million, respectively.

During the three months ended September 30, 2024 and 2023, the Company recorded equity-based compensation expense on service-based RSUs of $95 million and $80 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded equity-based compensation expense on service-based RSUs of $296 million and $227 million, respectively.

Performance-Based Awards

During the nine months ended September 30, 2024 and 2023, the Company awarded 0.9 million and 1.4 million of performance-based RSUs, respectively, with a grant date fair value of $89 million and $94 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

During the three months ended September 30, 2024 and 2023, the Company recorded equity-based compensation expense on performance-based awards of $31 million and $41 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded equity-based compensation expense on performance-based awards of $138 million and $137 million, respectively.

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

During the three months ended September 30, 2024 and 2023, the Company recorded equity-based compensation expense for service-based awards related to these one-time grants of $14 million and $14 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded equity-based compensation expense for service-based awards related to these one-time grants of $42 million and $42 million, respectively.

During the three months ended September 30, 2024 and 2023, the Company recorded equity-based compensation expense for performance-based awards related to these one-time grants of $6 million and $6 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded equity-based compensation expense for performance-based awards related to these one-time grants of $18 million and $18 million, respectively.

The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2024	16,692,903	$62.92	22,067,052	38,759,955
Granted	4,359,947	106.78	21,957	4,381,904
Forfeited	(235,093)	71.52	(172,960)	(408,053)
Vested	(3,320,092)	66.30	3,320,092	—
Issued	—	—	(7,034,702)	(7,034,702)
Balance at September 30, 2024	17,497,665	$68.10	18,201,439	35,699,104

Restricted Stock Awards

During the nine months ended September 30, 2024 and 2023, the Company awarded 0.2 million and 0.5 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $25 million and $32 million, respectively.

During the three months ended September 30, 2024 and 2023, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $9 million and $15 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $31 million and $36 million, respectively.

13. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three and nine months ended September 30, 2024 and 2023, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding adjustment to retained earnings (accumulated deficit).

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The table below outlines the share activity for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	7,352,428	7,736,756
Reduction of shares of common stock issued[2]	(2,404,677)	(2,997,427)
Shares of common stock purchased related to share issuances and forfeitures[3]	(149,002)	(161,530)
Issuance of shares of common stock for equity-based awards	4,798,749	4,577,799

[1] The gross value of shares issued was $789 million and $553 million for the nine months ended September 30, 2024 and 2023, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Cash paid for tax liabilities associated with net share settlement was $310 million and $215 million for the nine months ended September 30, 2024 and 2023, respectively.
[3] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the nine months ended September 30, 2024, and 2023, Apollo issued 228,392 and 452,640 of such restricted shares and 149,002 and 161,530 of such RSUs under the Equity Plan, respectively. During the nine months ended September 30, 2023, Apollo repurchased 499,430 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program.

During the nine months ended September 30, 2024 and 2023, 7,267,000 and 7,386,570 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase programs discussed above, and such shares were subsequently canceled by the Company. The Company paid $788 million and $501 million for these open market share repurchases during the nine months ended September 30, 2024 and 2023, respectively.

During the second quarter of 2024, the Company issued 742,742 shares of common stock in settlement of a share-based contingent consideration. See note 16 for further information on the contingent consideration.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unless converted earlier in accordance with its terms, each share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be July 31, 2026, into between 0.5055 shares and 0.6066 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations related to the Mandatory Convertible Preferred Stock (the “Certificate of Designations”). The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to July 31, 2026.

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

During the nine months ended September 30, 2024, 235 shares of the Mandatory Convertible Preferred Stock were converted at the option of the respective holders. There were 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding as of September 30, 2024.

Warrants

In 2022, the Company issued warrants in a private placement exercisable for up to 12.5 million shares of common stock at an exercise price of $82.80 per share. As of September 30, 2024, warrants exercisable for 7.5 million shares of common stock were vested and exercisable. Additional warrants exercisable for 2.5 million shares of common stock each become exercisable in the first quarter of 2025 and 2026, respectively. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” The warrants will expire in 2027 with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

On November 6, 2024, the Company issued warrants in a private placement exercisable for up to 2.9 million shares of common stock at an exercise price of $173.51 per share. The warrants are exercisable on the issuance date and each of the first, second, third, fourth, fifth and sixth anniversaries thereof. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” The warrants will expire on the seventh anniversary of the issuance date, with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

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

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution Equivalents on Participating Securities
February 9, 2023	$0.40	February 28, 2023	$229	$12
May 9, 2023	0.43	May 31, 2023	244	12
August 3, 2023	0.43	August 31, 2023	244	12
November 1, 2023	0.43	November 30, 2023	244	15
Year ended December 31, 2023	$1.69		$961	$51
February 8, 2024	0.43	February 29, 2024	245	14
May 2, 2024	0.46	May 31, 2024	263	16
August 1, 2024	0.46	August 30, 2024	262	15
Nine months ended September 30, 2024	$1.35		$770	$45

Accumulated Other Comprehensive Income (Loss)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2024	$(9,674)	$(277)	$(82)	$4,218	$5	$(10)	$(5,820)
Other comprehensive income (loss) before reclassifications	5,143	(22)	225	(2,263)	(93)	61	3,051
Less: Reclassification adjustments for gains (losses) realized[1]	(348)	(8)	4	—	—	—	(352)
Less: Income tax expense (benefit)	1,122	(3)	47	(472)	(20)	8	682
Less: Other comprehensive loss attributable to non-controlling interests, net of tax	886	7	60	(596)	(9)	26	374
Balance at September 30, 2024	$(6,191)	$(295)	$32	$3,023	$(59)	$17	$(3,473)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2023	$(11,052)	$(378)	$27	$4,708	$312	$(9)	$(6,392)
Other comprehensive income (loss) before reclassifications	(3,199)	33	(192)	1,317	(254)	(34)	(2,329)
Less: Reclassification adjustments for gains (losses) realized[1]	(11)	—	21	—	—	—	10
Less: Income tax expense (benefit)	(654)	6	(46)	273	(52)	(3)	(476)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of subsidiary issuance of equity interest and tax	(577)	(3)	(26)	471	(8)	(17)	(160)
Balance at September 30, 2023	$(13,009)	$(348)	$(114)	$5,281	$118	$(23)	$(8,095)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,675)	$(289)	$(81)	$3,458	$3	$9	$(5,575)
Other comprehensive income (loss) before reclassifications	3,528	(19)	264	(832)	(87)	22	2,876
Less: Reclassification adjustments for gains (losses) realized[1]	(237)	(14)	35	—	—	—	(216)
Less: Income tax expense (benefit)	776	(1)	49	(176)	(18)	4	634
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	505	2	67	(221)	(7)	10	356
Balance at September 30, 2024	$(6,191)	$(295)	$32	$3,023	$(59)	$17	$(3,473)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,568)	$(334)	$48	$5,256	$285	$(22)	$(7,335)
Other comprehensive income (loss) before reclassifications	(1,841)	(31)	(214)	1,328	(220)	(1)	(979)
Less: Reclassification adjustments for gains (losses) realized[1]	(105)	—	66	—	—	—	(39)
Less: Income tax expense (benefit)	(828)	(12)	(68)	777	(46)	2	(175)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of subsidiary issuance of equity interest and tax	(467)	(5)	(50)	526	(7)	(2)	(5)
Balance at September 30, 2023	$(13,009)	$(348)	$(114)	$5,281	$118	$(23)	$(8,095)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended September 30,		Nine months ended September 30,
(In millions, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$787	$660	$3,018	$2,269
Dividends declared on common stock[1]	(262)	(244)	(770)	(717)
Dividends on participating securities[2]	(15)	(12)	(45)	(36)
Earnings allocable to participating securities	(14)	(12)	(59)	(44)
Undistributed income (loss) attributable to common stockholders: Basic	496	392	2,144	1,472
Dilution effect on distributable income attributable to contingent shares	—	—	—	(5)
Undistributed income (loss) attributable to common stockholders: Diluted	$496	$392	$2,144	$1,467
Denominator:
Weighted average number of shares of common stock outstanding: Basic	585,382,685	578,797,225	586,921,189	580,610,127
Dilution effect of options	1,029,658	—	1,057,400	960,937
Dilution effect of warrants	2,129,471	—	1,929,163	—
Dilution effect of contingent shares	—	—	—	42,215
Weighted average number of shares of common stock outstanding: Diluted	588,541,814	578,797,225	589,907,752	581,613,279
Net income (loss) per share of common stock: Basic
Distributed income	$0.46	$0.43	$1.35	$1.26
Undistributed income (loss)	0.84	0.67	3.61	2.51
Net income (loss) per share of common stock: Basic	$1.30	$1.10	$4.96	$3.77
Net income (loss) per share of common stock: Diluted
Distributed income	$0.46	$0.43	$1.35	$1.26
Undistributed income (loss)	0.83	0.67	3.59	2.49
Net income (loss) per share of common stock: Diluted	$1.29	$1.10	$4.94	$3.75

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the anti-dilutive securities:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Weighted average unvested RSUs	14,405,628	15,755,026	14,282,686	15,238,581
Weighted average unexercised options	—	2,096,655	—	—
Weighted average unexercised warrants	—	5,065,938	—	4,659,465
Weighted average Mandatory Convertible Preferred Stock	14,531,793	9,480,194	14,528,276	3,194,791
Weighted average unvested restricted shares	1,249,388	1,706,003	1,371,113	1,730,341

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

Due from related parties and Due to related parties consisted of the following as of September 30, 2024 and December 31, 2023:

(In millions)	September 30, 2024	December 31, 2023
Due from Related Parties:
Due from funds[1]	$416	$299
Due from portfolio companies	50	40
Due from employees and former employees	106	110
Total Due from Related Parties	$572	$449
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners[2]	$458	$661
Due to funds	219	194
Due to portfolio companies	32	15
Total Due to Related Parties	$709	$870

[1] Includes $26 million and $37 million as of September 30, 2024 and December 31, 2023, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes $44 million and $175 million as of September 30, 2024 and December 31, 2023, respectively, related to the AOG Unit Payment, payable in equal quarterly installments through December 31, 2024.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

As of September 30, 2024, the outstanding payable amount due to Former Managing Partners and Contributing Partners was $44 million, which is payable in equal quarterly installments through December 31, 2024.

Due from Employees and Former Employees

As of September 30, 2024 and December 31, 2023, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of September 30, 2024 and December 31, 2023, the balance includes interest-bearing employee loans receivable of $5 million and $3 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $95 million and $99 million at September 30, 2024 and December 31, 2023, respectively.

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

Apollo recorded an indemnification liability of $0.4 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively.

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

Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $202 million and $174 million as of September 30, 2024 and December 31, 2023, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). AAM and its subsidiaries had equity commitments outstanding to Athora of up to $356 million as of September 30, 2024, subject to certain conditions.

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of September 30, 2024. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of September 30, 2024.

Investment in SPACs

Apollo previously sponsored and consolidated two SPACs, Apollo Strategic Growth Capital II and Acropolis Infrastructure Acquisition Corp. Both SPACs were ultimately liquidated in the fourth quarter of 2023, resulting in a loss of $40 million.

Retirement Services

AAA

Athene consolidates AAA as a VIE and AAA holds the majority of Athene’s alternative investments portfolio. Apollo established AAA to provide a single vehicle through which Athene and third-party investors participate in a portfolio of alternative investments, including those managed by Apollo. Additionally, the Company believes AAA enhances its ability to increase alternative assets under management by raising capital from third parties, which allows it to achieve greater scale and diversification for alternatives. During the third quarter of 2024, AAA underwent a restructuring which resulted in a change in consolidation that reduced Athene’s non-controlling interests by $1.1 billion and does not represent a withdrawal from AAA.

Athora

Athene has a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
U.K.) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the U.K. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of September 30, 2024, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

(In millions)	September 30, 2024	December 31, 2023
Investment fund	$1,106	$1,082
Non-redeemable preferred equity and corporate debt securities	296	249
Total investment in Athora	$1,402	$1,331

Additionally, as of September 30, 2024 and December 31, 2023, Athene had $61 million and $61 million, respectively, of funding agreements outstanding to Athora. Athene also has commitments to make additional investments in Athora of $540 million as of September 30, 2024.

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, through its investment in AAA and, as of September 30, 2024 and December 31, 2023, Athene held $2.4 billion and $1.0 billion, respectively, of AFS securities issued by Atlas. Athene also held $792 million and $921 million of reverse repurchase agreements issued by Atlas as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, Athene has commitments to make additional investments in Atlas of $3.0 billion. Additionally, see note 16 for further information on assurance letters issued in support of Atlas.

Catalina

Athene has an investment in Apollo Rose II (B) (“Apollo Rose”). Apollo Rose holds equity interests in Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, “Catalina”). During the third quarter of 2024, Athene distributed $141 million of its investment in Apollo Rose representing Catalina common equity interest to an asset management subsidiary of AGM.

Athene has a strategic modco reinsurance agreement with Catalina to cede certain inforce funding agreements. Athene elected the fair value option on this agreement and had a liability of $257 million and $330 million as of September 30, 2024 and December 31, 2023, respectively, which is included in other liabilities on the condensed consolidated statements of financial condition. During the first quarter of 2024, Athene entered into a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of September 30, 2024, Athene had a reinsurance recoverable balance of $3.4 billion related to this agreement.

PK AirFinance

Athene has investments in PK AirFinance (“PK Air”), an aviation lending business with a portfolio of loans (“Aviation Loans”). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (“SPV”) for which Apollo acts as ABS manager (“ABS-SPV”). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. Athene invests in PK Air through its investment in AAA. As of September 30, 2024 and December 31, 2023, Athene also held $1.6 billion and $1.6 billion, respectively, of PK Air senior notes, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene has commitments to make additional investments in PK Air of $40 million as of September 30, 2024.

Venerable

VA Capital Company LLC (“VA Capital”) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable. Athene has a minority

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
equity investment in VA Capital, which was $180 million and $181 million as of September 30, 2024 and December 31, 2023, respectively, that is included in investments in related parties on the condensed consolidated statements of financial condition and accounted for as an equity method investment.

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

Additionally, Athene has term loans receivable from Venerable due in 2033, which are included in investments in related parties on the condensed consolidated statements of financial condition. The loans are held at fair value and were $348 million and $343 million as of September 30, 2024 and December 31, 2023, respectively. While management viewed the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels

Athene invests in Wheels, Inc. (“Wheels”) indirectly through its investment in AAA. As of September 30, 2024 and December 31, 2023, Athene also owned $928 million and $981 million, respectively, of AFS securities issued by Wheels, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene also has commitments to make additional investments in Wheels of $81 million as of September 30, 2024.

Apollo/Athene Dedicated Investment Programs

Athene’s subsidiary, ACRA 1 is partially owned by ADIP I, a series of funds managed by Apollo. Athene’s subsidiary, ALRe, currently holds 36.55% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63.45% of the economic interests. ACRA 2 is partially owned by ADIP II, a fund managed by Apollo. Effective October 1, 2024, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 63%, with ALRe owning the remaining 37%. ALRe holds all of ACRA 2’s voting interests.

Athene received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Contributions from ADIP	$126	$325	$831	$325
Distributions to ADIP	(95)	(254)	(603)	(381)

16. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $606 million as of September 30, 2024 related to the funds it manages. Separately, Athene had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of its consolidated VIEs, of $27.2 billion as of September 30, 2024. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2024 and that could be reversed approximates

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$5.4 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of September 30, 2024, AGS had unfunded contingent commitments of $175 million outstanding related to such offerings. The commitments expired on October 1, 2024 with no funding on the part of Apollo.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of September 30, 2024, the Apollo Capital Markets Partnership had funded commitments of $877 million, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $55 million and $67 million as of September 30, 2024 and December 31, 2023, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense within compensation and benefits in the condensed consolidated statements of operations.

In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay its former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. This obligation was determined based on the present value of estimated future performance relative to such thresholds and is recorded in other liabilities. During the second quarter of 2024, the specified capital raise thresholds were achieved and the Company issued 742,742 shares of common stock to settle the share-based consideration obligation to Griffin Capital’s former owners. The fair value of the remaining contingent obligation was $1 million and $26 million as of September 30, 2024 and December 31, 2023, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the respective thresholds are met such that the contingencies are satisfied. The period to satisfy such contingencies is valid until the end of 2024. The changes in the fair value of the Griffin Capital contingent consideration obligation are reflected in other income (loss) in the condensed consolidated statements of income.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2024 and December 31, 2023, Athene had $13.0 billion and $6.5 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a funding agreement backed notes (“FABN”) program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of September 30, 2024 and December 31, 2023, Athene had $23.0 billion and $19.9 billion, respectively, of FABN funding agreements outstanding. Athene had $11.9 billion of board-authorized FABN capacity remaining as of September 30, 2024.

Athene also issues secured and other funding agreements. Secured funding agreements involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from Athene. As of September 30, 2024 and December 31, 2023, Athene had $14.1 billion and $6.0 billion, respectively, of secured and other funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s total restricted assets included on the condensed consolidated statements of financial condition are as follows:

(In millions)	September 30, 2024	December 31, 2023
AFS securities	$42,446	$32,458
Trading securities	1,777	139
Equity securities	304	80
Mortgage loans	23,171	14,257
Investment funds	777	409
Derivative assets	68	73
Short-term investments	14	153
Other investments	623	313
Restricted cash and cash equivalents	974	1,761
Total restricted assets	$70,154	$49,643

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.3 billion as of September 30, 2024. These letters of credit were issued for Athene’s reinsurance program and have expirations through May 22, 2028.

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

On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserted claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserted a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
against PlayAGS and two of PlayAGS’s executives to proceed. On February 13, 2024, the Court dismissed the entire case against all defendants, with prejudice, and instructed the clerk of the court to close the case. On March 14, 2024, plaintiffs filed a notice of appeal, which is now fully briefed. Apollo believes the claims in this action are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

On August 17, 2023, a purported stockholder of AGM filed a shareholder derivative complaint (the “Original Complaint”) in the Court of Chancery of the State of Delaware against current AGM directors Marc Rowan, Scott Kleinman, James Zelter, Alvin Krongard, Michael Ducey, and Pauline Richards, Apollo Former Managing Partners Leon Black and Joshua Harris, and, as a nominal defendant, AGM. The action is captioned Anguilla Social Security Board vs. Black et al., C.A. No. 2023-0846-JTL and challenges the $570 million payments being made to the Former Managing Partners and Contributing Partners in connection with the elimination of the Up-C structure that was in place prior to Apollo’s merger with Athene. As previously disclosed in Apollo’s SEC filings, this purported stockholder previously had sought and received documents relating to the transaction pursuant to Section 220 of the Delaware General Corporation Law. The Original Complaint alleged that the challenged payments amount to corporate waste, that the Former Managing Partners and Contributing Partners received payments in connection with the Corporate Recapitalization that exceed fair value and therefore breached their fiduciary duties, and that the independent conflicts committee of the AAM board of directors (which then consisted of Mr. Krongard, Mr. Ducey, and Ms. Richards) that negotiated the elimination of the TRA breached their fiduciary duties. The Original Complaint alleged that pre-suit demand was futile because a majority of AGM’s board is either not independent from the Former Managing Partners or face a substantial likelihood of liability in light of the challenges to the transaction. The Original Complaint sought, among other things, declaratory relief, unspecified monetary damages, interest, restitution, disgorgement, injunctive relief, costs, and attorneys’ fees. On November 16, 2023, the defendants moved to dismiss the Original Complaint on the basis that, among other things, the plaintiff failed to make a pre-suit demand on the Apollo board of directors. On February 9, 2024, the plaintiff filed an amended complaint (the “Amended Complaint”) that adds new factual allegations but names the same defendants, asserts the same causes of action, and seeks the same relief as the Original Complaint. The Amended Complaint alleges that pre-suit demand was futile for the same reasons alleged in the Original Complaint. On April 25, 2024, the defendants moved to dismiss the Amended Complaint. On September 20, 2024, the Court of Chancery denied the defendants’ motion to dismiss. The deadline for the defendants to answer the Amended Complaint is November 25, 2024. No reasonable estimate of possible loss, if any, can be made at this time.

On March 14, 2024, a purported stockholder of AGM filed a class action complaint in the Court of Chancery of the State of Delaware against AGM. The complaint alleges, among other things, that certain provisions of the stockholders agreement, entered into on January 1, 2022 between AGM and the Former Managing Partners, violate Delaware law. Apollo believes the claims in this action are without merit. On July 11, 2024, defendants moved to dismiss. On August 7, 2024, the court entered an order staying the motion to dismiss pending the resolution of the appeal of the decision in West Palm Beach Firefighters’ Pension Fund v. Moelis & Co., 311 A.3d 809 (Del. Ch. 2024). No reasonable estimate of possible loss, if any, can be made at this time.

Certain of Apollo’s investment adviser subsidiaries have received a request for information and documents from the SEC in connection with an investigation concerning compliance with record retention requirements relating to business communications sent or received via electronic messaging channels. As has been publicly reported, the SEC is conducting similar investigations of other investment advisers. The Company is in discussions with the SEC regarding a potential resolution of this investigation. As of June 30, 2024, Apollo recorded an accrual for the estimated liability associated with this matter. There can be no assurances that these discussions will lead to resolution of the investigation, and it is possible that the ultimate amount of any potential liability could be different from the amount accrued.

Guaranty Association Assessments

Guaranty associations may subject member insurers, including Athene, to assessments that require the insurers to pay funds to cover contractual obligations under insurance policies issued by insurance companies that become impaired or insolvent. The assessments are based on an insurer’s proportionate share of premiums written in that state during a specified one-year or three-year period for lines of business in which the impaired or insolvent insurer engaged, subject to prescribed limits. On December 30, 2022, the North Carolina Wake County Superior Court entered an Order of Liquidation (the “Liquidation Order”) against Bankers Life Insurance Company (“BLIC”) and Colorado Bankers Life Insurance Company (“CBLIC”), which was affirmed by the North Carolina Court of Appeals on March 5, 2024. On April 9, 2024, GBIG Holdings, LLC (“GBIG”), the sole shareholder of BLIC and CBLIC, filed a Petition for Discretionary Review requesting the North Carolina Supreme Court review the decision by the North Carolina Court of Appeals to affirm the Liquidation Order. On July 11, 2024, GBIG filed a Motion to Withdraw its Petition for Discretionary Review. Athene is not a party to this litigation. The North Carolina Supreme

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Court granted the Motion to Withdraw on August 23, 2024, which makes the Liquidation Order effective on November 30, 2024. Shortly thereafter, guaranty associations began levying assessments and we expect those assessments to continue for the foreseeable future. As of September 30, 2024, Athene has recorded a liability of $177 million, based on the current best estimate of these assessments. The actual amount of assessments levied against Athene during the year ended December 31, 2024 or in future years in connection with the BLIC and CBLIC insolvencies may vary from this estimate. Athene expects to recover $5 million of assessments paid through future premium tax credits.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents financial data for the Company’s reportable segments.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Asset Management
Management fees[1]	$710	$648	$2,034	$1,845
Capital solutions fees and other, net	159	146	508	422
Fee-related performance fee	57	40	155	102
Fee-related compensation	(238)	(212)	(698)	(635)
Other operating expenses	(157)	(150)	(490)	(423)
Fee Related Earnings	531	472	1,509	1,311

Retirement Services
Fixed income and other net investment income	2,806	2,235	7,893	6,399
Alternative net investment income	236	230	670	674
Strategic capital management fees	27	19	76	49
Cost of funds	(1,983)	(1,384)	(5,586)	(4,056)
Other operating expenses	(112)	(121)	(342)	(362)
Interest and other financing costs	(118)	(106)	(328)	(344)
Spread Related Earnings	856	873	2,383	2,360

Principal Investing
Realized performance fees	331	132	600	473
Realized investment income	17	5	42	35
Principal investing compensation	(253)	(119)	(464)	(434)
Other operating expenses	(17)	(14)	(46)	(42)
Principal Investing Income	78	4	132	32

Segment Income	$1,465	$1,349	$4,024	$3,703

Segment Assets:	September 30, 2024	December 31, 2023
Asset Management	$2,314	$1,938
Retirement Services	348,604	294,730
Principal Investing	10,205	9,573
Total Assets[2]	$361,123	$306,241

[1] Includes intersegment management fees from Retirement Services of $320 million and $890 million for the three and nine months ended September 30, 2024, respectively, and $247 million and $695 million for the three and nine months ended September 30, 2023, respectively.

[2] Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Income (loss) before income tax provision (benefit)	$2,086	$883	$5,711	$3,625
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	41	62	180	186
Equity-based compensation	72	57	230	167
Transaction-related charges[2]	79	25	156	18
Merger-related transaction and integration costs[3]	9	5	24	17
(Gains) losses from change in tax receivable agreement liability	(35)	—	(34)	—
Net (income) loss attributable to non-controlling interests in consolidated entities	(975)	28	(1,675)	(687)
Unrealized performance fees	141	(91)	(213)	(244)
Unrealized profit sharing expense	(65)	55	129	191
HoldCo interest and other financing costs[4]	21	36	51	77
Unrealized principal investment income (loss)	(4)	(27)	(14)	(66)
Unrealized net (gains) losses from investment activities and other[5]	(6)	30	23	50
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	(628)	663	(482)	829
Non-operating change in insurance liabilities and related derivatives[6]	513	(431)	(363)	(600)
Integration, restructuring and other non-operating expenses	204	41	265	98
Equity-based compensation	12	13	36	42
Segment Income	$1,465	$1,349	$4,024	$3,703

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
[5] Nine months ended September 30, 2024 includes an accrual related to an estimated liability associated with a regulatory matter.
[6] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	September 30, 2024	December 31, 2023
Total reportable segment assets	$361,123	$306,241
Adjustments[1]	7,566	7,247
Total assets	$368,689	$313,488

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
18. Subsequent Events

Dividends

On November 5, 2024, the Company declared a cash dividend of $0.4625 per share of common stock, which will be paid on November 29, 2024 to holders of record at the close of business on November 18, 2024.

On November 5, 2024, the Company also declared and set aside for payment a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on January 31, 2025 to holders of record at the close of business on January 15, 2025.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,666	$—	$—	$2,666
Restricted cash and cash equivalents	3	—	—	3
Investments	6,338	—	(478)	5,860
Assets of consolidated variable interest entities
Cash and cash equivalents	—	102	—	102
Investments	—	2,455	(102)	2,353
Other assets	—	255	(131)	124
Due from related parties	677	—	(105)	572
Goodwill	264	—	—	264
Other assets	2,512	—	—	2,512
	12,460	2,812	(816)	14,456
Retirement Services
Cash and cash equivalents	13,587	—	—	13,587
Restricted cash and cash equivalents	964	—	—	964
Investments	258,061	—	(285)	257,776
Investments in related parties	42,922	—	(14,931)	27,991
Assets of consolidated variable interest entities
Cash and cash equivalents	—	305	—	305
Investments	1,377	20,523	(108)	21,792
Other assets	8	184	—	192
Reinsurance recoverable	7,454	—	—	7,454
Deferred acquisition costs, deferred sales inducements and value of business acquired	6,971	—	—	6,971
Goodwill	4,071	—	—	4,071
Other assets	13,188	—	(58)	13,130
	348,603	21,012	(15,382)	354,233
Total Assets	$361,063	$23,824	$(16,198)	$368,689

				(Continued)

	September 30, 2024
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,908	$—	$—	$3,908
Due to related parties	839	—	(130)	709
Debt	4,082	—	—	4,082
Liabilities of consolidated variable interest entities
Debt, at fair value	—	136	(136)	—
Other liabilities	—	1,073	(52)	1,021
	8,829	1,209	(318)	9,720
Retirement Services
Interest sensitive contract liabilities	245,436	—	—	245,436
Future policy benefits	52,962	—	—	52,962
Market risk benefits	4,402	—	—	4,402
Debt	5,725	—	—	5,725
Payables for collateral on derivatives and securities to repurchase	7,952	—	—	7,952
Other liabilities	10,097	(500)	—	9,597
Liabilities of consolidated variable interest entities
Other liabilities	33	1,330	(9)	1,354
	326,607	830	(9)	327,428
Total Liabilities	335,436	2,039	(327)	337,148
Commitments and Contingencies (note 16)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	15	—	15
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,032	36	5	15,073
Retained earnings (accumulated deficit)	4,901	15,937	(15,973)	4,865
Accumulated other comprehensive income (loss)	(3,472)	(16)	15	(3,473)
Total AGM Stockholders’ Equity	17,859	15,957	(15,953)	17,863
Non-controlling interests	7,768	5,813	82	13,663
Total Equity	25,627	21,770	(15,871)	31,526
Total Liabilities, Redeemable non-controlling interests and Equity	$361,063	$23,824	$(16,198)	$368,689

				(Concluded)

	December 31, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,748	$—	$—	$2,748
Restricted cash and cash equivalents	2	—	—	2
Investments	5,673	—	(171)	5,502
Assets of consolidated variable interest entities
Cash and cash equivalents	—	62	—	62
Investments	—	1,690	(50)	1,640
Other assets	—	204	(27)	177
Due from related parties	464	—	(15)	449
Goodwill	264	—	—	264
Other assets	2,331	—	—	2,331
	11,482	1,956	(263)	13,175
Retirement Services
Cash and cash equivalents	13,020	—	—	13,020
Restricted cash and cash equivalents	1,761	—	—	1,761
Investments	213,099	—	—	213,099
Investments in related parties	39,194	—	(13,352)	25,842
Assets of consolidated variable interest entities
Cash and cash equivalents	—	98	—	98
Investments	1,453	18,886	(107)	20,232
Other assets	9	101	—	110
Reinsurance recoverable	4,154	—	—	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,979	—	—	5,979
Goodwill	4,065	—	—	4,065
Other assets	11,996	—	(43)	11,953
	294,730	19,085	(13,502)	300,313
Total Assets	$306,212	$21,041	$(13,765)	$313,488

				(Continued)

	December 31, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,333	$5	$—	$3,338
Due to related parties	897	—	(27)	870
Debt	3,883	—	—	3,883
Liabilities of consolidated variable interest entities
Other liabilities	—	1,145	—	1,145
	8,113	1,150	(27)	9,236
Retirement Services
Interest sensitive contract liabilities	204,670	—	—	204,670
Future policy benefits	53,287	—	—	53,287
Market risk benefits	3,751	—	—	3,751
Debt	4,209	—	—	4,209
Payables for collateral on derivatives and securities to repurchase	7,536	—	—	7,536
Other liabilities	4,456	—	—	4,456
Liabilities of consolidated variable interest entities
Other liabilities	38	1,076	(16)	1,098
	277,947	1,076	(16)	279,007
Total Liabilities	286,060	2,226	(43)	288,243
Commitments and Contingencies (note 16)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	12	—	12
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,282	(34)	1	15,249
Retained earnings (accumulated deficit)	2,948	13,693	(13,669)	2,972
Accumulated other comprehensive income (loss)	(5,575)	(19)	19	(5,575)
Total AGM Stockholders’ Equity	14,053	13,640	(13,649)	14,044
Non-controlling interests	6,099	5,163	(73)	11,189
Total Equity	20,152	18,803	(13,722)	25,233
Total Liabilities, Redeemable non-controlling interests and Equity	$306,212	$21,041	$(13,765)	$313,488

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

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of September 30, 2024, Apollo had a team of 5,053 employees, including 1,978 employees of Athene.

Asset Management

Our Asset Management segment focuses on two investing strategies: credit and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of September 30, 2024, we had total AUM of $733 billion.

During the third quarter ended September 30, 2024, we updated our Asset Management strategies to credit and equity, from the previously reported yield, hybrid and equity, which, we believe, better reflects our Asset Management investment strategies. The credit and equity investing strategies of our Asset Management segment reflect the range of investment capabilities across our platform, from investment grade to private equity. As an asset manager, we earn fees for providing investment management services and expertise to our client base. The amount of fees charged for managing these assets depends on the underlying investment strategy, liquidity profile, and, ultimately, our ability to generate returns for our clients. We also earn capital solutions fees as part of our growing capital solutions business and as part of monitoring and deployment activity alongside our sizeable private equity franchise. After expenses, we call the resulting earnings stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the Asset Management segment.

Credit

Credit is our largest asset management strategy with $598 billion of AUM as of September 30, 2024. Our credit strategy spans third-party strategies and Apollo’s retirement services business across four main investment pillars: direct origination, asset-backed, multi credit and opportunistic credit. Our credit strategy provides flexible, scaled and diverse capital solutions across the entire credit risk-return spectrum, with a focus on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage.

Equity

Our equity strategy managed $135 billion of AUM as of September 30, 2024. Across our equity strategy, we maintain our focus on creative structuring and sourcing while working with the management teams of our Apollo-managed funds’ portfolio companies to help transform and grow their businesses. Our flexible mandate and purchase price discipline allow us to embrace complexity and seek attractive outcomes for our stakeholders. Apollo’s equity team has experience across sectors, industries, and geographies spanning its private equity, hybrid value, secondaries equity, AAA, real estate equity, impact investing platform, infrastructure and clean transition equity strategies. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through September 30, 2024.

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

Business Environment

Economic and Market Conditions

Our asset management and retirement services businesses are affected by the condition of global financial markets and the economy. Price fluctuations within equity, credit, commodity, and foreign exchange markets, as well as interest rates and global inflation, which may be volatile and mixed across geographies, can significantly impact the performance of our business, including, but not limited to, the valuation of investments, including those of the funds we manage, and related income we may recognize.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. U.S. inflation eased in 2024 but the Consumer Price Index remains above the U.S. Federal Reserve’s 2% target. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate decreased modestly to 2.4% as of September 30, 2024, compared to 3.0% as of June 30, 2024. The U.S. Federal Reserve finished the quarter with a benchmark interest rate target range of 4.75% to 5.00%, marking the first significant cut in rates since the pandemic.

Equity market performance was strong during the third quarter of 2024. In the U.S., the S&P 500 Index increased by 5.5% during the quarter following an increase of 3.9% in the second quarter of 2024. Global equity markets increased during the quarter, with the MSCI All Country World ex USA Index increasing by 7.8%, following a decrease of 0.4% in the second quarter of 2024.

Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the third quarter of 2024, with the BofAML HY Master II Index increasing by 5.3%, while the S&P/LSTA Leveraged Loan Index increased by 1.9%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.8% in the third quarter of 2024, following an increase of 3.0% in the second quarter of 2024. As of October 2024, the International Monetary Fund estimated that the U.S. economy will expand by 2.8% in 2024 and 2.2% in 2025. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate remained at 4.1% as of September 30, 2024.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar weakened in the third quarter of 2024 compared to the euro and the British pound. Relative to the U.S. dollar, the euro appreciated 3.9% during the third quarter of 2024, after depreciating 0.7% in the second quarter of 2024, while the British pound appreciated 5.8% during the third quarter of 2024, after appreciating 0.2% in the second quarter of 2024. Oil finished the third quarter of 2024 down 16.4% from the second quarter of 2024.

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

As of September 30, 2024, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Rates decreased during the third quarter of 2024, with the U.S. 10-year Treasury yield at 3.81%, compared to 4.36% at the end of the second quarter of 2024, primarily due to the U.S. Federal Reserve’s decision to lower the benchmark interest rate target range by 50 basis points at its September meeting.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower its overall net floating rate position. As of September 30, 2024, Athene’s net invested asset portfolio included $49.8 billion of floating rate investments, or 21% of its net invested assets, and its net reserve liabilities included $35.0 billion of floating rate liabilities at notional, or 15% of its net invested assets, resulting in $14.8 billion of net floating rate assets, or 6% of its net invested assets.

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

Overview of Results of Operations

Financial Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of September 30, 2024.

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

As of September 30, 2024, approximately 39% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 61% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in the 2023 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

In certain funds we manage, generally in our equity strategy, the Company does not earn performance fees until the investors have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of the credit funds we manage have various performance fee rates and hurdle rates. Certain of the credit funds we manage allocate performance fees to the general partner in a similar manner as the equity funds. In certain funds we manage, as long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s performance fees equate to its performance fee rate for that fund; thereafter, the Company participates in returns from the fund at the performance fee rate. Performance fees, categorized as performance allocations, are subject to reversal to the extent that the performance fees distributed exceed the amount due to the general partner based on a fund’s cumulative investment returns. The Company recognizes potential repayment of previously received performance fees as a general partner obligation representing all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying fund’s investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life or as otherwise set forth in the respective limited partnership agreement of the fund.

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis, (ii) unrealized performance fees and (iii) realized performance fees, inclusive of realized incentive fees:

	September 30, 2024	Performance Fees for the Three Months Ended September 30, 2024			Performance Fees for the Nine Months Ended September 30, 2024

(In millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
Accord and Accord+ Funds	$100	$5	$14	$19	$27	$14	$41
AIOF I and II	39	8	—	8	20	—	20
ANRP I, II and III[1]	63	10	1	11	40	1	41
Athora	73	(22)	—	(22)	(26)	—	(26)
Credit Strategies	91	43	4	47	84	8	92
EPF Funds[1]	21	—	—	—	(3)	8	5
FCI Funds	89	(1)	—	(1)	3	—	3
Freedom Parent Holdings	29	(66)	87	21	(34)	87	53
Fund X	138	28	—	28	137	—	137
Fund IX	1,536	(143)	209	66	(178)	392	214
Fund VIII[2]	27	(106)	1	(105)	(127)	3	(124)
Fund VII	—	—	—	—	(26)	27	1
Fund VI	29	—	2	2	—	7	7
HVF I	59	1	—	1	14	4	18
HVF II	113	49	—	49	113	—	113
MidCap Financial	34	2	10	12	5	30	35
Redding Ridge Holdings	150	20	11	31	39	28	67
Other[1,3]	606	30	48	78	125	145	270
Total	$3,197	$(142)	$387	$245	$213	$754	$967
Total, net of profit sharing payable4/expense	$1,433	$(77)	$147	$70	$84	$327	$411

1 As of September 30, 2024, certain funds had $202 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.8 billion as of September 30, 2024.

2 As of September 30, 2024, the remaining investments and escrow cash of Fund VIII was valued at 90% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2024, Fund VIII had $86 million of gross performance fees or $47 million net of profit sharing, in escrow. With respect to Fund VIII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement. Performance fees receivable as of September 30, 2024 and realized performance fees for the three and nine months ended September 30, 2024 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.8 billion as of September 30, 2024, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $55 million.

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

The following table summarizes our performance fees since inception through September 30, 2024:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
Accord and Accord+ Funds	100	27	127	—	100
AIOF I and II	39	63	102	—	72
ANRP I, II and III	63	162	225	23	77
Athora	73	—	73	—	73
Credit Strategies	91	373	464	—	88
EPF Funds	21	539	560	118	140
FCI Funds	89	24	113	—	89
Freedom Parent Holdings	29	87	116	—	29
Fund X	138	—	138	—	138
Fund IX	1,536	1,270	2,806	—	2,256
Fund VIII	27	1,779	1,806	40	1,157
Fund VII	—	3,271	3,271	—	—
Fund VI	29	1,664	1,693	—	—
Fund IV and Fund V	—	2,023	2,023	1	—
HVF I	59	246	305	—	180
HVF II	113	—	113	—	113
MidCap Financial	34	166	200	—	34
Redding Ridge Holdings	150	—	150	—	123
Other[5]	606	2,623	3,229	20	724
Total	$3,197	$14,317	$17,514	$202	$5,393

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of September 30, 2024. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.34 as of September 30, 2024.

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

[3] Amounts were computed based on the fair value of fund investments on September 30, 2024. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at September 30, 2024. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on September 30, 2024. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

Financial Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business, which is operated by Athene, as of September 30, 2024.

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

Investment related gains (losses)

Investment related gains (losses) primarily consist of (i) realized gains and losses on sales of investments, (ii) unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships, (iii) gains and losses on trading securities, (iv) gains and losses on equity securities, (v) changes in the fair value of the embedded derivatives and derivatives not designated as a hedge, (vi) changes in the fair value of mortgage loan assets and (vii) changes in the provision for credit losses.

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

Results of Operations

Below is a discussion of our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023			2024	2023
Revenues
Asset Management
Management fees	$476	$462	$14	3.0%	$1,376	$1,328	$48	3.6%
Advisory and transaction fees, net	181	157	24	15.3	617	482	135	28.0
Investment income (loss)	230	292	(62)	(21.2)	910	882	28	3.2
Incentive fees	35	18	17	94.4	108	59	49	83.1
	922	929	(7)	(0.8)	3,011	2,751	260	9.5
Retirement Services
Premiums	389	26	363	NM	1,163	9,163	(8,000)	(87.3)
Product charges	267	217	50	23.0	756	622	134	21.5
Net investment income	4,101	3,166	935	29.5	11,481	8,726	2,755	31.6
Investment related gains (losses)	1,539	(2,624)	4,163	NM	3,082	(1,193)	4,275	NM
Revenues of consolidated variable interest entities	552	318	234	73.6	1,329	946	383	40.5
Other revenues	3	563	(560)	(99.5)	9	583	(574)	(98.5)
	6,851	1,666	5,185	311.2	17,820	18,847	(1,027)	(5.4)
Total Revenues	7,773	2,595	5,178	199.5	20,831	21,598	(767)	(3.6)
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	291	254	37	14.6	851	766	85	11.1
Equity-based compensation	124	129	(5)	(3.9)	442	379	63	16.6
Profit sharing expense	190	174	16	9.2	583	598	(15)	(2.5)
Total compensation and benefits	605	557	48	8.6	1,876	1,743	133	7.6
Interest expense	55	36	19	52.8	159	98	61	62.2
General, administrative and other	326	220	106	48.2	885	643	242	37.6
	986	813	173	21.3	2,920	2,484	436	17.6
Retirement Services
Interest sensitive contract benefits	2,599	333	2,266	NM	7,307	3,634	3,673	101.1
Future policy and other policy benefits	793	368	425	115.5	2,431	10,346	(7,915)	(76.5)
Market risk benefits remeasurement (gains) losses	524	(441)	965	NM	354	(166)	520	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	244	211	33	15.6	678	502	176	35.1
Policy and other operating expenses	670	467	203	43.5	1,601	1,356	245	18.1
	4,830	938	3,892	414.9	12,371	15,672	(3,301)	(21.1)
Total Expenses	5,816	1,751	4,065	232.2	15,291	18,156	(2,865)	(15.8)
Other income (loss) – Asset Management
Net gains (losses) from investment activities	15	(32)	47	NM	33	(14)	47	NM
Net gains (losses) from investment activities of consolidated variable interest entities	44	49	(5)	(10.2)	70	95	(25)	(26.3)
Other income (loss), net	70	22	48	218.2	68	102	(34)	(33.3)
Total Other income (loss)	129	39	90	230.8	171	183	(12)	(6.6)

Income (loss) before income tax (provision) benefit	2,086	883	1,203	136.2	5,711	3,625	2,086	57.5
Income tax (provision) benefit	(317)	(243)	(74)	30.5	(1,000)	(697)	(303)	43.5
Net income (loss)	1,769	640	1,129	176.4	4,711	2,928	1,783	60.9
Net (income) loss attributable to non-controlling interests	(958)	42	(1,000)	NM	(1,620)	(637)	(983)	154.3
Net income (loss) attributable to Apollo Global Management, Inc.	811	682	129	18.9	3,091	2,291	800	34.9
Preferred stock dividends	(24)	(22)	(2)	9.1	(73)	(22)	(51)	231.8
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$787	$660	$127	19.2%	$3,018	$2,269	$749	33.0%

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

In this section, references to 2024 refer to the three months ended September 30, 2024 and references to 2023 refer to the three months ended September 30, 2023.

Asset Management

Revenues

Revenues were $922 million in 2024, a decrease of $7 million from $929 million in 2023, primarily driven by lower investment income, partially offset by an increase in advisory and transaction fees, net. Investment income decreased $62 million in 2024 to $230 million compared to $292 million in 2023. The decrease in investment income of $62 million in 2024 was driven by decreases in performance allocations and principal investment income of $40 million and $22 million, respectively.

Significant drivers for performance allocations in 2024 were performance allocations primarily earned from Fund IX, HVF II, Credit Strategies, Redding Ridge Holdings, Fund X and Freedom Parent Holdings of $74 million, $49 million, $47 million, $31 million, $28 million and $21 million, respectively, partially offset by performance allocation losses from Fund VIII of $103 million.

See below for details on the respective performance allocations in 2024.

The performance allocations earned from Fund IX in 2024 were primarily driven by appreciation and realization of the fund’s investments in the (i) manufacturing and industrial and (ii) consumer services sectors, and the fund’s distressed investments.

The performance allocations earned from HVF II in 2024 were primarily driven by appreciation of the fund’s investments in private portfolio companies in the (i) consumer and retail, (ii) consumer services and (iii) manufacturing and industrial sectors. Moreover, the fund achieved its annualized hurdle rate in 2024.

The performance allocations earned from Credit Strategies in 2024 were driven by the net income generated by the fund’s investments.

The performance allocations earned from Redding Ridge Holdings in 2024 were primarily driven by existing and new CLO issuances, CLO contract acquisitions, new consulting contracts and the accumulation of warehouse assets.

The performance allocations earned from Fund X in 2024 were primarily driven by the appreciation and realization of the fund’s investments in the (i) manufacturing and industrial and (ii) consumer and retail sectors, and the fund’s distressed investments.

The performance allocations earned from Freedom Parent Holdings in 2024 were primarily driven by the appreciation of its investment in Wheels, a U.S. corporate fleet lessor platform.

The performance allocation losses from Fund VIII in 2024 were primarily driven by the depreciation of the fund’s investments in the (i) media, telecom and technology, (ii) leisure and (iii) consumer services sectors.

Advisory and transaction fees increased by $24 million to $181 million in 2024 from $157 million in 2023. Advisory and transaction fees were primarily attributable to fees earned from companies in the (i) business services, (ii) consumer and retail, (iii) financial services and (iv) media, telecom and technology sectors.

Expenses

Expenses were $986 million in 2024, an increase of $173 million from $813 million in 2023 due to increases in general, administrative and other and total compensation and benefits expenses.

General, administrative and other expenses were $326 million in 2024, an increase of $106 million from $220 million in 2023. The increase in 2024 was primarily driven by $72 million related to equity interests issued by a subsidiary as part of a restructuring of such entity. Additionally, increases in professional fees, higher travel and entertainment expenses, placement fees, and higher depreciation and amortization also contributed to the higher general, administrative and other expenses in 2024.

Total compensation and benefits were $605 million in 2024, an increase of $48 million from $557 million in 2023, primarily due to increases in salary, bonus and benefits and profit sharing expense of $37 million and $16 million, respectively. The increase in salary, bonus and benefits of $37 million was primarily driven by growth in revenues and increased headcount in 2024. The increase in profit sharing expense was primarily driven by the performance fees included within investment income in 2024. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period.

Interest expense was $55 million in 2024, an increase of $19 million from $36 million in 2023. The increase in 2024 was primarily driven by higher interest expense from debt issued in the second quarter of 2024 and the fourth quarter of 2023.

Other Income (Loss)

Other income (loss) was $129 million in 2024, an increase of $90 million from $39 million in 2023. This increase was primarily driven by increases in other income (loss), net and net gains (losses) from investment activities of $48 million and $47 million, respectively.

The increase in other income, net of $48 million in 2024 was primarily attributable to foreign currency gains and gains from changes in the tax receivable agreement liability. The increase in net gains from investment activities of $47 million was primarily driven by the appreciation in the Company’s investment in Global Business Travel Group, Inc.

Retirement Services

Revenues

Retirement Services revenues were $6.9 billion in 2024, an increase of $5.2 billion from $1.7 billion in 2023. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income, an increase in premiums and an increase in revenues of consolidated VIEs, partially offset by a decrease in other revenues.

Investment related gains (losses) were $1.5 billion in 2024, an increase of $4.2 billion from $(2.6) billion in 2023, primarily due to the favorable change in fair value of mortgage loans, FIA hedging derivatives, reinsurance assets and trading securities, partially offset by unfavorable net foreign exchange impacts. The change in fair value of mortgage loans increased $1.7 billion, the change in fair value of reinsurance assets increased $1.5 billion and the change in fair value of trading securities increased $144 million, primarily driven by a decrease in U.S. Treasury rates in 2024 compared to an increase in 2023. The change in fair value of FIA hedging derivatives increased $1.6 billion, primarily driven by favorable performance of the equity indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 index, which increased 5.5% in 2024, compared to a decrease of 3.6% in 2023. The unfavorable net foreign exchange impacts were primarily related to the weakening of the U.S. dollar against foreign currencies in 2024 compared to 2023.

Net investment income was $4.1 billion in 2024, an increase of $935 million from $3.2 billion in 2023, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows during the previous twelve months and higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment.

Premiums were $389 million in 2024, an increase of $363 million from $26 million in 2023, primarily driven by a $294 million increase in pension group annuity premiums compared to 2023, as well as an increase in life premiums attributable to a block reinsurance transaction completed in the fourth quarter of 2023.

Revenues of consolidated VIEs were $552 million in 2024, an increase of $234 million from $318 million in 2023, primarily driven by unrealized gains on assets held by AAA and a favorable change in the fair value of mortgage loans held in VIEs related to a decrease in U.S. Treasury rates in 2024 compared to an increase in 2023.

Other revenues were $3 million in 2024, a decrease of $560 million from $563 million in 2023, primarily driven by the $555 million gain on the settlement of the VIAC recapture agreement in 2023.

Expenses

Retirement Services expenses were $4.8 billion in 2024, an increase of $3.9 billion from $938 million in 2023. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses, an increase in future policy and other policy benefits, an increase in policy and other operating expenses and an increase in DAC, DSI and VOBA amortization. Athene’s annual unlocking of assumptions resulted in an increase in total benefits and expenses of $31 million compared to a decrease of $22 million in 2023. The 2024 unlocking was driven by an increase of $62 million in market risk benefits, an increase of $21 million related to DAC, DSI and VOBA and an increase of $8 million in interest sensitive contract benefits, partially offset by a decrease of $60 million in future policy and other policy benefits, compared to a decrease of $94 million in interest sensitive contract benefits and a decrease of $45 million in future policy and other policy benefits, partially offset by an increase of $81 million in market risk benefits and an increase of $36 million related to DAC, DSI and VOBA in 2023.

Interest sensitive contract benefits were $2.6 billion in 2024, an increase of $2.3 billion from $333 million in 2023, primarily driven by an increase in the change in Athene’s fixed indexed annuity reserves, significant growth in its deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances in comparison to its existing blocks of business and an unfavorable change in unlocking. The change in Athene’s fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $1.5 billion was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 index, which increased 5.5% in 2024, compared to a decrease of 3.6% in 2023. The change in fair value of FIA embedded derivatives was also driven by the unfavorable change in discount rates used in Athene’s embedded derivative calculations as 2024 experienced a decrease in discount rates compared to an increase in 2023. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits. The fair value of FIA embedded derivatives unlocking in 2024 was $67 million unfavorable primarily due to changes to projected interest crediting, while 2023 unlocking was $20 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions. The negative VOBA unlocking related to Athene’s interest sensitive contract liabilities in 2024 was $59 million favorable mainly due to updated economics and an increase in lapse assumptions, while 2023 unlocking was $74 million favorable mainly due to an increase in lapse assumptions.

Market risk benefits remeasurement (gains) losses were $524 million in 2024, an increase of $965 million from $(441) million in 2023. The losses in 2024 compared to gains in 2023 were primarily driven by an unfavorable change in the fair value of market risk benefits, partially offset by a favorable change in unlocking. The change in fair value of market risk benefits was $1.0 billion unfavorable compared to 2023 due to a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This impact was partially offset by a favorable change in fair value of market risk benefits of $69 million related to the favorable equity market performance compared to 2023. The market risk benefits unlocking in 2024 was $62 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and enhanced income utilization assumptions, while 2023 unlocking was $81 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and income rider restart assumptions.

Future policy and other policy benefits were $793 million in 2024, an increase of $425 million from $368 million in 2023, primarily driven by a $294 million increase in pension group annuity obligations compared to 2023 and an increase in the change in the AmerUs Closed Block fair value liability, partially offset by a favorable change in unlocking. The change in the AmerUs Closed Block fair value liability was primarily due to a decrease in U.S. Treasury rates in 2024 compared to an increase in 2023. Unlocking in 2024 was $60 million favorable consisting of $104 million of favorable future policy benefit reserve unlocking, partially offset by $44 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to favorable projected mortality lowering future benefit payments, partially offset by an increase in the lump sum payment utilization assumption. Unlocking in 2023 was $45 million favorable consisting of $297 million of favorable future policy benefit reserve unlocking, partially offset by $252 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

Policy and other operating expenses were $670 million in 2024, an increase of $203 million from $467 million in 2023, primarily driven by the recognition of $172 million of expense related to estimated guaranty association assessments Athene expects to be levied against it in connection with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies, as well as an increase in general operating expenses attributable to growth in the business.

DAC, DSI and VOBA amortization was $244 million in 2024, an increase of $33 million from $211 million in 2023, primarily due to growth in Athene’s retail channel, partially offset by lower VOBA amortization and a favorable change in unlocking. Unlocking in 2024 was $21 million unfavorable mainly related to changes to projected interest crediting and an increase in lapse assumptions, while unlocking in 2023 was $36 million unfavorable mainly related to an increase in lapse assumptions and changes to projected interest crediting.

Income Tax (Provision) Benefit

The Company’s income tax provision totaled $317 million and $243 million in 2024 and 2023, respectively. The change to the provision was primarily related to the increase in pretax income subject to income tax. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 15.2% and 27.5% for 2024 and 2023, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m). During the fourth quarter of 2023, the Company experienced a decrease to its consolidated effective income tax rate due to the one-time deferred tax benefit resulting from the enactment of the Bermuda Corporate Income Tax (“CIT”). The Company does not expect a material increase to its consolidated effective tax rate or earnings and results of operations as a result of the utilization of the deferred tax assets, though the Company can provide no assurance that the impacts will not be material in future years (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

In this section, references to 2024 refer to the nine months ended September 30, 2024 and references to 2023 refer to the nine months ended September 30, 2023.

Asset Management

Revenues

Revenues were $3,011 million in 2024, an increase of $260 million from $2,751 million in 2023, primarily driven by an increase in advisory and transaction fees, net, incentive fees and management fees.

Advisory and transaction fees increased by $135 million to $617 million in 2024 from $482 million in 2023. Advisory and transaction fees earned during 2024 were primarily attributable to advisory and transaction fees earned from companies in the (i) media, telecom and technology, (ii) financial services and (iii) business services sectors.

Incentive fees increased by $49 million to $108 million in 2024 from $59 million in 2023, primarily attributable to incentive fees earned from ADS of $40 million, reflecting the growing contribution from Apollo’s wealth-focused products.

Management fees increased by $48 million to $1,376 million in 2024 from $1,328 million in 2023. The increase in management fees was primarily attributable to management fees earned from ADS and Athora of $35 million and $9 million, respectively, driven by an increase in subscriptions and higher fee-generating AUM.

Investment income moderated in 2024, increasing $28 million to $910 million compared to $882 million in 2023. The increase in investment income in 2024 was driven by an increase in performance allocations of $84 million, partially offset by a decrease in principal investment income of $56 million.

Significant drivers for performance allocations in 2024 were performance allocations primarily earned from Fund IX, Fund X, HVF II, Credit Strategies, Redding Ridge Holdings and Freedom Parent Holdings of $232 million, $137 million, $114 million, $92 million, $66 million and $53 million, respectively, partially offset by performance allocation losses from Fund VIII of $117 million.

See below for details on the respective performance allocations in 2024.

The performance allocations earned from Fund IX in 2024 were primarily driven by appreciation of the fund’s investments in the (i) manufacturing and industrial and (ii) consumer services sectors, and the fund’s distressed investments.

The performance allocations earned from Fund X in 2024 were primarily driven by the appreciation and realization of the fund’s investments in the (i) manufacturing and industrial and (ii) consumer and retail sectors, and the fund’s distressed investments. Moreover, the fund achieved its annualized hurdle rate in 2024.

The performance allocations earned from HVF II in 2024 were primarily driven by the appreciation of the fund’s investments in private portfolio companies in the (i) consumer and retail, (ii) consumer services and (iii) manufacturing and industrial sectors. HVF II also achieved its annualized hurdle rate in 2024.

The performance allocations earned from Credit Strategies in 2024 were driven by the net income generated by the fund’s investments.

The performance allocations earned from Redding Ridge Holdings in 2024 were primarily driven by existing and new CLO issuances, CLO contract acquisitions, new consulting contracts and the accumulation of warehouse assets.

The performance allocations earned from Freedom Parent Holdings in 2024 were primarily driven by the appreciation of its investment in Wheels.

The performance allocation losses from Fund VIII in 2024 were primarily driven by the depreciation of the fund’s investments in the (i) media, telecom and technology, (ii) leisure and (iii) consumer services sectors.

Expenses

Expenses were $2,920 million in 2024, an increase of $436 million from $2,484 million in 2023, primarily due to increases in general, administrative and other and total compensation and benefits expenses. General, administrative and other expenses were $885 million in 2024, an increase of $242 million from $643 million in 2023. The increase in 2024 was primarily driven by $72 million related to equity interests issued by a subsidiary as part of a restructuring of such entity, as well as $18 million of fund merger-related costs. Additionally, increases in professional fees, higher travel and entertainment expenses and placement fees also contributed to the higher general, administrative and other expenses in 2024.

Total compensation and benefits were $1,876 million in 2024, an increase of $133 million from $1,743 million in 2023, primarily due to increases in salary, bonus and benefits and equity-based compensation of $85 million and $63 million, respectively. The increase in salary, bonus and benefits of $85 million was primarily driven by the growth in revenues and increased headcount in 2024. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the Co-Presidents, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

Interest expense was $159 million in 2024, an increase of $61 million from $98 million in 2023. The increase in 2024 was primarily driven by higher interest expense from debt issued in 2024 and the fourth quarter of 2023.

Other Income (Loss)

Other income (loss) was $171 million in 2024, a decrease of $12 million from $183 million in 2023. This decrease was driven by decreases in other income (loss), net and net gains (losses) from investment activities of consolidated variable interest entities of $34 million and $25 million, respectively, partially offset by an increase in net gains (losses) from investment activities of $47 million.

Other income in 2023 was primarily attributable to interest income earned on the Company’s money market funds and U.S. Treasury securities, as a result of the rising interest rate environment and derivatives gains, which were offset, in part, by losses from certain of the Company’s balance sheet investments and consolidated SPACs. Other income of $171 million in 2024 was primarily attributable to net gains from consolidated VIEs, as well as interest income earned on the Company’s money market funds and U.S. Treasury securities, partially offset by an increase in earnout expense associated with a previous acquisition.

Retirement Services

Revenues

Retirement Services revenues were $17.8 billion in 2024, a decrease of $1.0 billion from $18.8 billion in 2023. The decrease was primarily driven by a decrease in premiums and a decrease in other revenues, partially offset by an increase in investment related gains (losses), an increase in net investment income and an increase in revenues of consolidated VIEs.

Premiums were $1.2 billion in 2024, a decrease of $8.0 billion from $9.2 billion in 2023, primarily driven by an $8.2 billion decrease in pension group annuity premiums compared to 2023, partially offset by an increase in life premiums attributable to a block reinsurance transaction completed in the fourth quarter of 2023.

Other revenues were $9 million in 2024, a decrease of $574 million from $583 million in 2023, primarily driven by the $555 million gain on the settlement of the VIAC recapture agreement in 2023.

Investment related gains (losses) were $3.1 billion in 2024, an increase of $4.3 billion from $(1.2) billion in 2023, primarily due to the change in fair value of FIA hedging derivatives, mortgage loans, reinsurance assets and trading securities, as well as a favorable change in the provision for credit losses, partially offset by unfavorable net foreign exchange impacts. The change in fair value of FIA hedging derivatives increased $2.0 billion, primarily driven by the favorable performance of the equity indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 index, which increased 20.8% in 2024, compared to an increase of 11.7% in 2023. The change in fair value of mortgage loans increased $1.6 billion, the change in fair value of reinsurance assets increased $1.0 billion and the change in fair value of trading securities increased $79 million primarily driven by a decrease in U.S. Treasury rates in 2024 compared to an increase in 2023. The favorable change in the provision for credit losses of $123 million was primarily driven by intent-to-sell impairments in 2023 related to the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure. The unfavorable net foreign exchange impacts were primarily related to the weakening of the U.S. dollar against foreign currencies in 2024 compared to 2023.

Net investment income was $11.5 billion in 2024, an increase of $2.8 billion from $8.7 billion in 2023, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows during the previous twelve months, higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment and higher floating rate income.

Revenues of consolidated VIEs were $1.3 billion in 2024, an increase of $383 million from $946 million in 2023, primarily driven by unrealized gains on assets held by AAA and a favorable change in the fair value of mortgage loans held in VIEs related to a decrease in U.S. Treasury rates in 2024 compared to an increase in 2023.

Expenses

Retirement Services expenses were $12.4 billion in 2024, a decrease of $3.3 billion from $15.7 billion in 2023. The decrease was primarily driven by a decrease in future policy and other policy benefits, partially offset by an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses, an increase in policy and other operating expenses and an increase in DAC, DSI and VOBA amortization. Athene’s annual unlocking of assumptions resulted in an increase in total benefits and expenses of $31 million compared to a decrease of $22 million in 2023. The 2024 unlocking was driven by an increase of $62 million in market risk benefits, an increase of $21 million related to DAC, DSI and VOBA and an increase of $8 million in interest sensitive contract benefits, partially offset by a decrease of $60 million in future policy and other policy benefits, compared to a decrease of $94 million in interest sensitive contract benefits and a decrease of $45 million in future policy and other policy benefits, partially offset by an increase of $81 million in market risk benefits and an increase of $36 million related to DAC, DSI and VOBA in 2023.

Future policy and other policy benefits were $2.4 billion in 2024, a decrease of $7.9 billion from $10.3 billion in 2023, primarily driven by an $8.2 billion decrease in pension group annuity obligations compared to 2023 and a favorable change in unlocking, partially offset by a $211 million increase in accrued interest and an increase in the change in the AmerUs Closed

Block fair value liability. The increase in accrued interest was primarily attributable to a larger outstanding balance in 2024 compared to 2023. The change in the AmerUs Closed Block fair value liability was primarily due to a decrease in U.S. Treasury rates in 2024 compared to an increase in 2023. Unlocking in 2024 was $60 million favorable consisting of $104 million of favorable future policy benefit reserve unlocking, partially offset by $44 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to favorable projected mortality lowering future benefit payments, partially offset by an increase in the lump sum payment utilization assumption. Unlocking in 2023 was $45 million favorable consisting of $297 million of favorable future policy benefit reserve unlocking, partially offset by $252 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

Interest sensitive contract benefits were $7.3 billion in 2024, an increase of $3.7 billion from $3.6 billion in 2023, primarily driven by an increase in the change in Athene’s fixed indexed annuity reserves, significant growth in its deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances in comparison to its existing blocks of business, increased costs on floating rate funding agreements and an unfavorable change in unlocking. The change in Athene’s fixed indexed annuity reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $993 million was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 index, which increased 20.8% in 2024, compared to an increase of 11.7% in 2023. The change in fair value of FIA embedded derivatives was also driven by the unfavorable change in discount rates used in Athene’s embedded derivative calculations as 2024 experienced a decrease in discount rates compared to an increase in 2023. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits. The fair value of FIA embedded derivatives unlocking in 2024 was $67 million unfavorable primarily due to changes to projected interest crediting, while 2023 unlocking was $20 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions. The negative VOBA unlocking related to Athene’s interest sensitive contract liabilities in 2024 was $59 million favorable mainly due to updated economics and an increase in lapse assumptions, while 2023 unlocking was $74 million favorable mainly due to an increase in lapse assumptions.

Market risk benefits remeasurement (gains) losses were $354 million in 2024, an increase of $520 million from $(166) million in 2023. The losses in 2024 compared to gains in 2023 were primarily driven by an unfavorable change in the fair value of market risk benefits, partially offset by a favorable change in unlocking. The change in fair value of market risk benefits was $573 million unfavorable compared to 2023 due to a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This impact was partially offset by a favorable change in the fair value of market risk benefits of $89 million related to the favorable equity market performance compared to 2023. The market risk benefits unlocking in 2024 was $62 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and enhanced income utilization assumptions, while 2023 unlocking was $81 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and income rider restart assumptions.

Policy and other operating expenses were $1.6 billion in 2024, an increase of $245 million from $1.4 billion in 2023, primarily driven by the recognition of $172 million of expense related to estimated guaranty association assessments Athene expects to be levied against it in connection with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies, as well as an increase in general operating expenses attributable to growth in the business.

DAC, DSI and VOBA amortization were $678 million in 2024, an increase of $176 million from $502 million in 2023, primarily due to growth in Athene’s retail channel, partially offset by a favorable change in unlocking. Unlocking in 2024 was $21 million unfavorable mainly related to changes to projected interest crediting and an increase in lapse assumptions, while unlocking in 2023 was $36 million unfavorable mainly related to an increase in lapse assumptions and changes to projected interest crediting.

Income Tax (Provision) Benefit

The Company’s income tax provision totaled $1,000 million and $697 million in 2024 and 2023, respectively. The change to the provision was primarily related to the increase in pretax income subject to income tax. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 17.5% and 19.2% for 2024 and 2023, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m). During the fourth quarter of 2023, the Company experienced a decrease to its consolidated effective income tax rate due to the one-time deferred tax benefit resulting from the enactment of the Bermuda CIT. The Company does not expect a material increase to its consolidated effective tax rate or earnings and results of operations as a result of the utilization of the deferred tax assets, though the Company can provide no assurance that the impacts will not be material in future years (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

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

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023			2024	2023
Asset Management:
Management fees - Credit	$518	$431	$87	20.2%	$1,465	$1,242	$223	18.0%
Management fees - Equity	192	217	(25)	(11.5)	569	603	(34)	(5.6)
Management fees	710	648	62	9.6	2,034	1,845	189	10.2
Capital solutions fees and other, net	159	146	13	8.9	508	422	86	20.4
Fee-related performance fees	57	40	17	42.5	155	102	53	52.0
Fee-related compensation	(238)	(212)	26	12.3	(698)	(635)	63	9.9
Non-compensation expenses	(157)	(150)	7	4.7	(490)	(423)	67	15.8
Fee Related Earnings (FRE)	$531	$472	$59	12.5%	$1,509	$1,311	$198	15.1%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

In this section, references to 2024 refer to the three months ended September 30, 2024 and references to 2023 refer to the three months ended September 30, 2023.

FRE was $531 million in 2024, an increase of $59 million compared to $472 million in 2023. This increase was primarily attributable to growth in fee related revenues, including management fees, fee-related performance fees and capital solutions fees and other, net.

The increase in management fees was primarily attributable to management fees earned from Athene and ADS of $64 million and $14 million, respectively, driven by increases in fee-generating AUM and subscriptions in 2024, respectively, partially offset by a decrease in management fees earned from Fund X of $24 million primarily related to the catch-up management fees earned in 2023. Management fees in 2024 benefited from robust growth in the credit strategy reflecting strong capital formation across Athene and third-party clients.

The increase in fee-related performance fees in 2024 was primarily attributable to fees earned from ADS of $16 million, reflecting the growing contribution from Apollo’s wealth-focused products.

The increase in capital solutions fees in 2024 was primarily attributable to fees earned from companies in the (i) business services, (ii) consumer and retail, (iii) financial services and (iv) media, telecom and technology sectors.

The growth in revenues was offset, in part, by higher fee-related compensation expense and an increase in non-compensation expenses. The increase in fee-related compensation was driven by corresponding growth in fee related revenues and increased headcount in 2024. The increase in non-compensation expenses in 2024 was primarily driven by increases in depreciation and amortization expenses and higher placement fees.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

In this section, references to 2024 refer to the nine months ended September 30, 2024 and references to 2023 refer to the nine months ended September 30, 2023.

FRE was $1,509 million in 2024, an increase of $198 million compared to $1,311 million in 2023. This increase was primarily attributable to growth in fee related revenues, including management fees, capital solutions fees and other, net and fee-related performance fees.

The increase in management fees was primarily attributable to management fees earned from Athene and ADS of $168 million and $32 million, respectively, primarily driven by increases in fee-generating AUM and increased subscriptions in 2024, respectively, partially offset by a decrease in management fees earned from Fund X of $21 million primarily related to the catch-up management fees earned in 2023.

The increase in capital solutions fees in 2024 was primarily attributable to fees earned from companies in the (i) media, telecom and technology, (ii) financial services and (iii) business services sectors.

The increase in fee-related performance fees in 2024 was primarily attributable to fees earned from ADS of $40 million, reflecting the growing contribution from Apollo’s wealth-focused products.

The growth in revenues was offset, in part, by increases in non-compensation expenses and higher fee-related compensation expense stemming from growth in fee related revenues and increased headcount in 2024. The increase in non-compensation expenses in 2024 was primarily driven by higher travel and entertainment expenses, higher placement fees and increases in depreciation and amortization expenses.

Asset Management Operating Metrics

We monitor certain operating metrics that are common to the alternative asset management industry and directly impact the performance of our Asset Management segment. These operating metrics include Assets Under Management, origination, gross capital deployment and uncalled commitments.

Assets Under Management

The following presents Apollo’s Total AUM and Fee-Generating AUM by investing strategy (in billions):

Note: Totals may not add due to rounding.

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for Apollo’s investing strategies within the Asset Management segment:

	September 30, 2024
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$88,616	$54,239	$142,855
AUM Not Currently Generating Performance Fees	11,810	4,796	16,606
Uninvested Performance Fee-Eligible AUM	30,470	30,247	60,717
Total Performance Fee-Eligible AUM	$130,896	$89,282	$220,178

	September 30, 2023
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$77,655	$47,467	$125,122
AUM Not Currently Generating Performance Fees	6,442	9,566	16,008
Uninvested Performance Fee-Eligible AUM	22,376	34,691	57,067
Total Performance Fee-Eligible AUM	$106,473	$91,724	$198,197

	December 31, 2023
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$77,026	$51,444	$128,470
AUM Not Currently Generating Performance Fees	9,412	6,886	16,298
Uninvested Performance Fee-Eligible AUM	22,933	34,047	56,980
Total Performance Fee-Eligible AUM	$109,371	$92,377	$201,748

[1] Performance Fee-Generating AUM of $6.7 billion, $4.2 billion and $5.4 billion as of September 30, 2024, September 30, 2023 and December 31, 2023, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	September 30, 2024
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$223	$25,204		$25,427
Fee-Generating AUM based on invested capital	11,731	32,382		44,113
Fee-Generating AUM based on gross/adjusted assets	405,910	5,323		411,233
Fee-Generating AUM based on NAV	61,146	9,104		70,250
Total Fee-Generating AUM	$479,010	$72,013	[1]	$551,023

[1] The weighted average remaining life of the traditional private equity funds as of September 30, 2024 was 63 months.

	September 30, 2023
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$212	$27,799		$28,011
Fee-Generating AUM based on invested capital	10,267	29,369		39,636
Fee-Generating AUM based on gross/adjusted assets	338,973	5,542		344,515
Fee-Generating AUM based on NAV	48,664	7,561		56,225
Total Fee-Generating AUM	$398,116	$70,271	[1]	$468,387

[1] The weighted average remaining life of the traditional private equity funds at September 30, 2023 was 73 months.

	December 31, 2023
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$221	$27,868		$28,089
Fee-Generating AUM based on invested capital	10,216	29,583		39,799
Fee-Generating AUM based on gross/adjusted assets	360,777	5,436		366,213
Fee-Generating AUM based on NAV	50,822	8,029		58,851
Total Fee-Generating AUM	$422,036	$70,916	[1]	$492,952

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2023 was 70 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $319.8 billion, $278.3 billion and $260.8 billion of AUM on behalf of Athene as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 15 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $53.6 billion, $49.9 billion and $48.5 billion of AUM on behalf of Athora as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

The following tables summarize changes in total AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended September 30,
	2024			2023
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$561,612	$134,641	$696,253	$486,435	$130,670	$617,105
Inflows	38,642	3,300	41,942	27,154	5,797	32,951
Outflows[2]	(11,688)	(1,317)	(13,005)	(12,118)	(402)	(12,520)
Net Flows	26,954	1,983	28,937	15,036	5,395	20,431
Realizations	(2,717)	(2,383)	(5,100)	(5,596)	(2,409)	(8,005)
Market Activity[3]	11,947	1,170	13,117	391	1,237	1,628
End of Period	$597,796	$135,411	$733,207	$496,266	$134,893	$631,159

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

[2] Outflows for Total AUM include redemptions of $1.6 billion and $1.4 billion during the three months ended September 30, 2024 and 2023, respectively.
[3] Includes foreign exchange impacts of $2.8 billion and $(2.4) billion during the three months ended September 30, 2024 and 2023, respectively.

	Nine months ended September 30,
	2024			2023
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$515,523	$135,253	$650,776	$421,206	$126,441	$547,647
Inflows	112,010	7,508	119,518	109,746	14,028	123,774
Outflows[2]	(42,282)	(4,209)	(46,491)	(32,239)	(2,569)	(34,808)
Net Flows	69,728	3,299	73,027	77,507	11,459	88,966
Realizations	(9,779)	(7,270)	(17,049)	(11,052)	(6,281)	(17,333)
Market Activity[3]	22,324	4,129	26,453	8,605	3,274	11,879
End of Period	$597,796	$135,411	$733,207	$496,266	$134,893	$631,159

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

[2] Outflows for Total AUM include redemptions of $5.1 billion and $5.2 billion during the nine months ended September 30, 2024 and 2023, respectively.
[3] Includes foreign exchange impacts of $0.5 billion and $(1.0) billion during the nine months ended September 30, 2024 and 2023, respectively.

Three Months Ended September 30, 2024

Total AUM was $733.2 billion at September 30, 2024, an increase of $37.0 billion, or 5.3%, compared to $696.3 billion at June 30, 2024. The net increase was primarily driven by the growth of our retirement services client assets, subscriptions across the platform and new financing facilities, partially offset by normal course outflows at Athene as well as distributions. More specifically, the net increase was due to:

•Net flows of $28.9 billion primarily attributable to:
•a $27.0 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $11.1 billion related to the growth of our retirement services clients; (ii) $11.1 billion of leverage primarily driven by new Atlas warehousing financing facilities; and (iii) $5.8 billion of subscriptions mostly related to the direct lending, performing credit, investment grade and opportunistic credit funds we manage; and
•a $2.0 billion increase related to the funds we manage in our equity strategy.

•Realizations of $(5.1) billion primarily attributable to:
•$(2.7) billion related to the funds we manage in our credit strategy, largely driven by distributions from the direct lending, performing credit and investment grade funds we manage; and
•$(2.4) billion related to the funds we manage in our equity strategy, largely driven by distributions across the traditional private equity funds we manage.

•Market activity of $13.1 billion, primarily attributable to:
•$11.9 billion related to the funds we manage in our credit strategy primarily consisting of $7.2 billion driven by our retirement services clients and $2.1 billion related to the direct lending, performing credit and investment grade funds we manage; and
•$1.2 billion related to the funds we manage in our equity strategy.

Nine Months Ended September 30, 2024

Total AUM was $733.2 billion at September 30, 2024, an increase of $82.4 billion, or 12.7%, compared to $650.8 billion at December 31, 2023. The net increase was primarily driven by subscriptions across the platform and the growth of our retirement services client assets, partially offset by outflows attributable to Atlas and distributions. More specifically, the net increase was due to:

•Net flows of $73.0 billion primarily attributable to:
•a $69.7 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $35.6 billion of subscriptions mostly related to the direct lending, performing credit, investment grade and asset-backed finance funds we manage; and (ii) $28.0 billion related to the growth of our retirement services clients; and (iii) $15.9 billion of leverage, partially offset by $(7.0) billion of outflows resulting from the previously announced conclusion of the Atlas SP-Credit Suisse investment management agreement; and
•a $3.3 billion increase related to the funds we manage in our equity strategy.

•Realizations of $(17.0) billion primarily attributable to:
•$(9.8) billion related to the funds we manage in our credit strategy, largely driven by distributions from the asset-backed finance, direct lending, performing credit, investment grade and opportunistic credit funds we manage, and the anticipated run-off related to the Atlas SP-Credit Suisse investment management agreement; and
•$(7.3) billion related to the funds we manage in our equity strategy primarily consisting of distributions across the traditional private equity funds.

•Market activity of $26.5 billion primarily attributable to:
•$22.3 billion related to the funds we manage in our credit strategy primarily consisting of $14.4 billion related to our retirement services client assets and $3.1 billion related to the direct lending, performing credit and investment grade funds; and
•$4.1 billion related to the funds we manage in our equity strategy related to the traditional private equity funds and hybrid value funds we manage.

The following tables summarize changes in Fee-Generating AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended September 30,
	2024			2023
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$451,292	$70,871	$522,163	$393,701	$68,082	$461,783
Inflows	31,069	3,898	34,967	17,838	3,795	21,633
Outflows[2]	(12,251)	(2,449)	(14,700)	(12,585)	(997)	(13,582)
Net Flows	18,818	1,449	20,267	5,253	2,798	8,051
Realizations	(1,334)	(765)	(2,099)	(1,207)	(316)	(1,523)
Market Activity[3]	10,234	458	10,692	369	(293)	76
End of Period	$479,010	$72,013	$551,023	$398,116	$70,271	$468,387

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

[2] Outflows for Fee-Generating AUM include redemptions of $1.6 billion and $1.1 billion during the three months ended September 30, 2024 and 2023, respectively.
[3] Includes foreign exchange impacts of $2.4 billion and $(1.9) billion during the three months ended September 30, 2024 and 2023, respectively.

	Nine months ended September 30,
	2024			2023
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$422,036	$70,916	$492,952	$346,598	$65,489	$412,087
Inflows	89,589	7,426	97,015	81,160	10,196	91,356
Outflows[2]	(48,404)	(4,982)	(53,386)	(34,731)	(4,088)	(38,819)
Net Flows	41,185	2,444	43,629	46,429	6,108	52,537
Realizations	(3,812)	(1,722)	(5,534)	(2,226)	(962)	(3,188)
Market Activity[3]	19,601	375	19,976	7,315	(364)	6,951
End of Period	$479,010	$72,013	$551,023	$398,116	$70,271	$468,387

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

[2] Outflows for Fee-Generating AUM include redemptions of $4.7 billion and $4.7 billion during the nine months ended September 30, 2024 and 2023, respectively.
[3] Includes foreign exchange impacts of $0.6 billion and $(0.8) billion during the nine months ended September 30, 2024 and 2023, respectively.

Three Months Ended September 30, 2024

Total Fee-Generating AUM was $551.0 billion at September 30, 2024, an increase of $28.9 billion, or 5.5%, compared to $522.2 billion at June 30, 2024. The net increase was primarily due to the growth of our retirement services client assets, market activity primarily in our credit strategy and subscriptions across the platform, partially offset by redemptions. More specifically, the net increase was due to:

•Net flows of $20.3 billion primarily attributable to:
•an $18.8 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $11.1 billion related to the growth of our retirement services clients; (ii) $4.9 billion of other net fee-generating movements; and (iii) $2.5 billion of subscriptions primarily related to the direct lending, performing credit and investment grade funds we manage, partially offset by $1.3 billion of redemptions.

•Market activity of $10.7 billion attributable to the funds we manage in our credit strategy primarily consisting of $6.7 billion related to our retirement services clients.

•Realizations of $(2.1) billion across the credit and equity strategies.

Nine Months Ended September 30, 2024

Total Fee-Generating AUM was $551.0 billion at September 30, 2024, an increase of $58.1 billion, or 11.8%, compared to $493.0 billion at December 31, 2023. The net increase was primarily driven by the growth of our retirement services client assets, market activity primarily in our credit strategy, and subscriptions across the platform, partially offset by outflows attributable to Atlas. More specifically, the net increase was due to:

•Net flows of $43.6 billion primarily attributable to:
•a $41.2 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) a $28.0 billion increase related to the growth of our retirement services client assets; (ii) $11.1 billion of other net fee-generating movements; and (iii) $10.3 billion of subscriptions primarily related to the direct lending, performing credit and investment grade funds we manage, partially offset by $(7.0) billion of outflows resulting from the previously announced conclusion of the Atlas SP-Credit Suisse investment management agreement.

•Market activity of $20.0 billion primarily attributable to the funds we manage in our credit strategy consisting of $14.0 billion related to our retirement services clients.

•Realizations of $(5.5) billion across the credit and equity strategies.

Origination, Gross Capital Deployment and Uncalled Commitments

Origination represents (i) capital that has been invested in new equity, debt or debt-like investments by Apollo's equity and credit strategies (whether purchased by funds and accounts managed by Apollo, or syndicated to third parties) where Apollo or one of Apollo's origination platforms has sourced, negotiated, or significantly affected the commercial terms of the investment; (ii) new capital pools formed by debt issuances, including CLOs; and (iii) net purchases of certain assets by the funds and accounts we manage that we consider to be private, illiquid, and hard to access assets and which the funds and accounts otherwise may not be able to meaningfully access. Origination generally excludes any issuance of debt or debt-like investments by the portfolio companies of the funds we manage.

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

Origination is indicative of our ability to originate assets for the funds we manage, through our origination platforms and our corporate solutions capabilities. Gross capital deployment and uncalled commitments are indicative of the pace and magnitude of fund capital that is deployed or will be deployed. Origination, gross capital deployment and uncalled commitments could result in future revenues that include management fees, capital solutions fees and performance fees to the extent they are fee-generating. They can also give rise to future costs that are related to the hiring of additional resources to manage and account for the additional origination activities and the capital that is deployed or will be deployed. Management uses origination, gross capital deployment and uncalled commitments as key operating metrics since we believe the results are measures of investment activities of the funds we manage.

The following presents origination, gross capital deployment and uncalled commitments (in billions):

Note: Totals may not add due to rounding

As of September 30, 2024 and December 31, 2023, Apollo had $64 billion and $58 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023			2024	2023
Retirement Services:
Fixed income and other net investment income	$2,806	$2,235	$571	25.5%	$7,893	$6,399	$1,494	23.3%
Alternative net investment income	236	230	6	2.6	670	674	(4)	(0.6)
Net investment earnings	3,042	2,465	577	23.4	8,563	7,073	1,490	21.1
Strategic capital management fees	27	19	8	42.1	76	49	27	55.1
Cost of funds	(1,983)	(1,384)	599	43.3	(5,586)	(4,056)	1,530	37.7
Net investment spread	1,086	1,100	(14)	(1.3)	3,053	3,066	(13)	(0.4)
Other operating expenses	(112)	(121)	(9)	(7.4)	(342)	(362)	(20)	(5.5)
Interest and other financing costs	(118)	(106)	12	11.3	(328)	(344)	(16)	(4.7)
Spread Related Earnings (SRE)	$856	$873	$(17)	(1.9)%	$2,383	$2,360	$23	1.0%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

In this section, references to 2024 refer to the three months ended September 30, 2024 and references to 2023 refer to the three months ended September 30, 2023.

Spread Related Earnings

SRE was $856 million in 2024, a decrease of $17 million, or 2%, compared to $873 million in 2023. The decrease in SRE was primarily driven by higher cost of funds and interest and other financing costs, partially offset by higher net investment earnings and strategic capital management fees.

Cost of funds increased $599 million, primarily driven by growth in and higher rates on new deferred annuity issuances, growth in and higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, an increase in business mix to institutional business at higher crediting rates and the $114 million operating gain on the settlement of the VIAC recapture agreement in 2023. These impacts were partially offset by a favorable change in unlocking as well as a favorable impact to pension group annuity balances related to a refinement in methodology. Unlocking, net of the non-controlling interests, was favorable $16 million primarily related to favorable projected mortality lowering future benefit payments, updated economics and favorable changes in lapse and enhanced income utilization assumptions. These impacts were largely offset by an increase in the income rider utilization assumption increasing projected claims, an increase in the lump sum payment utilization assumption and changes to projected interest crediting. Unlocking, net of the non-controlling interests, in 2023 was unfavorable $24 million primarily related to an increase in the income rider utilization assumption increasing projected claims. This impact was partially offset by favorable changes in lapse and income rider restart assumptions, as well as higher interest rates and favorable mortality experience lowering future benefit payments.

Interest and other financing costs increased $12 million related to interest expense on Athene’s debt issuances in the fourth quarter of 2023 and the first quarter of 2024, partially offset by lower interest expense resulting from a decrease in short-term repurchase agreements outstanding in 2024 compared to 2023.

Net investment earnings increased $577 million, primarily driven by $30.5 billion of growth in Athene’s average net invested assets, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and an increase in alternative net investment income. The increase in alternative net investment income compared to 2023 was primarily driven by favorable performance within strategic origination platforms and credit, largely offset by less favorable performance within equity and retirement services platforms. The increase in income from strategic origination platforms was mainly attributable to a Wheels valuation increase in 2024, unfavorable performance from Aqua Finance, Inc. (“Aqua Finance”) in 2023 related to macroeconomic headwinds for consumer loan origination and favorable performance from other strategic origination platforms related to the funding of recent investments. The decrease in income from equity was largely driven by underperformance within private equity and real assets compared to 2023, while the decrease in income from retirement services platforms was primarily related to continued inflationary and regulatory pressures impacting the valuation of Athora.

Strategic capital management fees increased $8 million due to additional fees received from ADIP II related to new business ceded to ACRA 2 over the previous twelve months as well as the 10% increase in ADIP II’s ownership of ACRA 2 effective December 31, 2023.

Net Investment Spread

	Three months ended September 30,
	2024	2023	Change
Fixed income and other net investment earned rate	4.96%	4.57%	39bps
Alternative net investment earned rate	8.19%	7.75%	44bps
Net investment earned rate	5.12%	4.76%	36bps
Strategic capital management fees	0.05%	0.04%	1bp
Cost of funds	(3.34)%	(2.67)%	67bps
Net investment spread	1.83%	2.13%	(30)bps

Net investment spread was 1.83% in 2024, a decrease of 30 basis points compared to 2.13% in 2023, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.34% in 2024, an increase of 67 basis points compared to 2.67% in 2023, primarily driven by higher rates on new deferred annuity issuances, higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, an increase in business mix to institutional business at higher crediting rates and the $114 million operating gain on the settlement of the VIAC recapture agreement in 2023. These impacts were partially offset by a favorable change in unlocking, as well as a favorable impact to pension group annuity balances related to a refinement in methodology.

Net investment earned rate was 5.12% in 2024, an increase of 36 basis points compared to 4.76% in 2023, primarily due to higher returns in both Athene’s fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 4.96% in 2024, an increase from 4.57% in 2023, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment. Alternative net investment earned rate was 8.19% in 2024, an increase from 7.75% in 2023, primarily driven by favorable performance within strategic origination platforms and credit, largely offset by less favorable performance within equity and retirement services platforms. The higher return on strategic origination platforms was mainly attributable to a Wheels valuation increase in 2024, unfavorable performance from Aqua Finance in 2023 related to macroeconomic headwinds for consumer loan origination and favorable performance from other strategic origination platforms related to the funding of recent investments. The lower return on equity was largely driven by underperformance within private equity and real assets compared to 2023, while the lower return on retirement services platforms was primarily related to continued inflationary and regulatory pressures impacting the valuation of Athora.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

In this section, references to 2024 refer to the nine months ended September 30, 2024 and references to 2023 refer to the nine months ended September 30, 2023.

Spread Related Earnings

SRE was $2.4 billion in 2024, an increase of $23 million, or 1%, compared to $2.4 billion in 2023. The increase in SRE was primarily driven by higher net investment earnings, higher strategic capital management fees and lower interest and other financing costs, partially offset by higher cost of funds.

Net investment earnings increased $1.5 billion, primarily driven by $23.9 billion of growth in Athene’s average net invested assets, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and higher floating rate income, partially offset by an increase in income attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023, as well as slightly lower alternative net investment income. The decrease in alternative net investment income compared to 2023 was primarily driven by less favorable performance within retirement services platforms and equity, largely offset by favorable performance within strategic origination platforms and credit. The decrease in income from retirement services platforms was primarily related to continued inflationary and regulatory pressures impacting the valuation of Athora, while the decrease in income from equity was largely driven by underperformance within private equity compared to 2023. The increase in income from strategic origination platforms was mainly attributable to a Wheels valuation increase in 2024, as well as unfavorable performance from Aqua Finance in 2023 related to macroeconomic headwinds for consumer loan origination, partially offset by outsized performance from MidCap Financial in 2023.

Strategic capital management fees increased $27 million due to additional fees received from ADIP II as a result of the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023, as well as new business ceded to ACRA 2 over the previous twelve months.

Interest and other financing costs decreased $16 million related to lower interest expense resulting from a decrease in short-term repurchase agreements outstanding in 2024 compared to 2023, partially offset by interest expense related to Athene’s debt issuances in the fourth quarter of 2023 and the first quarter of 2024.

Cost of funds increased $1.5 billion, primarily driven by growth in and higher rates on new deferred annuity issuances, growth in and higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, an increase in business mix to institutional business at higher crediting rates and the $114 million operating gain on the settlement of the VIAC recapture agreement in 2023. These impacts were partially offset by an increase in costs attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023, as well as a favorable change in unlocking and a favorable impact to pension group annuity balances related to a refinement in methodology. Unlocking, net of the non-controlling interests, was favorable $16 million primarily related to favorable projected mortality lowering future benefit payments, updated economics and favorable changes in lapse and enhanced income utilization assumptions. These impacts were largely offset by an increase in the income rider utilization assumption increasing projected claims, an increase in the lump sum payment utilization assumption and changes to projected interest crediting. Unlocking, net of the non-controlling interests, in 2023 was unfavorable $24 million primarily related to an increase in the income rider utilization assumption increasing projected claims. This impact was partially offset by favorable changes in lapse and income rider restart assumptions, as well as higher interest rates and favorable mortality experience lowering future benefit payments.

Net Investment Spread

	Nine months ended September 30,
	2024	2023	Change
Fixed income and other net investment earned rate	4.82%	4.39%	43bps
Alternative net investment earned rate	7.69%	7.46%	23bps
Net investment earned rate	4.96%	4.57%	39bps
Strategic capital management fees	0.04%	0.03%	1bp
Cost of funds	(3.24)%	(2.62)%	62bps
Net investment spread	1.76%	1.98%	(22)bps

Net investment spread was 1.76% in 2024, a decrease of 22 basis points compared to 1.98% in 2023, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.24% in 2024, an increase of 62 basis points compared to 2.62% in 2023, primarily driven by higher rates on new deferred annuity issuances, higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, an increase in business mix to institutional business at higher crediting rates and the $114 million operating gain on the settlement of the VIAC recapture agreement in 2023. These impacts were partially offset by an increase in costs attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023, as well as a favorable change in unlocking and a favorable impact to pension group annuity balances related to a refinement in methodology.

Net investment earned rate was 4.96% in 2024, an increase of 39 basis points compared to 4.57% in 2023, primarily due to higher returns in Athene’s fixed income portfolio and slightly favorable performance within its alternative investment portfolio, partially offset by an increase in income attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increase in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023. Fixed income and other net investment earned rate was 4.82% in 2024, an increase from 4.39% in 2023, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and higher floating rate income. Alternative net investment earned rate was 7.69% in 2024, an increase from 7.46% in 2023, as slightly lower income was earned on average alternative net invested assets that decreased $432 million compared to 2023. The slightly lower alternative net investment income compared to 2023 was primarily driven by less favorable performance within retirement services platforms and equity, largely offset by favorable performance within strategic origination platforms and credit. The lower return on retirement services platforms was primarily related to continued inflationary and regulatory pressures impacting the valuation of Athora, while the lower return on equity was largely driven by underperformance within private equity compared to 2023. The higher return on strategic origination platforms was mainly attributable to a Wheels valuation increase in 2024, as well as unfavorable performance from Aqua Finance in 2023 related to macroeconomic headwinds for consumer loan origination, partially offset by outsized performance from MidCap Financial in 2023.

Investment Portfolio

Athene had total investments, including related parties and consolidated VIEs, of $307.6 billion and $259.2 billion as of September 30, 2024 and December 31, 2023, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Athene has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and consolidated VIEs:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
AFS securities, at fair value
U.S. government and agencies	$6,761	2.2%	$5,399	2.1%
U.S. state, municipal and political subdivisions	977	0.3%	1,046	0.4%
Foreign governments	1,758	0.6%	1,899	0.7%
Corporate	87,610	28.5%	78,246	30.2%
CLO	27,610	9.0%	20,207	7.8%
ABS	22,470	7.3%	13,383	5.2%
CMBS	9,364	3.0%	6,591	2.5%
RMBS	8,135	2.6%	7,567	2.9%
Total AFS securities, at fair value	164,685	53.5%	134,338	51.8%
Trading securities, at fair value	1,684	0.6%	1,706	0.7%
Equity securities	1,292	0.4%	1,293	0.5%
Mortgage loans, at fair value	58,587	19.1%	44,115	17.0%
Investment funds	107	—%	109	0.1%
Policy loans	320	0.1%	334	0.1%
Funds withheld at interest	21,231	6.9%	24,359	9.4%
Derivative assets	7,529	2.4%	5,298	2.1%
Short-term investments	614	0.2%	341	0.1%
Other investments	1,727	0.6%	1,206	0.5%
Total investments	257,776	83.8%	213,099	82.3%
Investments in related parties
AFS securities, at fair value
Corporate	1,279	0.4%	1,352	0.5%
CLO	5,780	1.9%	4,268	1.7%
ABS	10,503	3.4%	8,389	3.2%
Total AFS securities, at fair value	17,562	5.7%	14,009	5.4%
Trading securities, at fair value	619	0.2%	838	0.3%
Equity securities, at fair value	257	0.1%	318	0.1%
Mortgage loans, at fair value	1,345	0.4%	1,281	0.5%
Investment funds	1,604	0.5%	1,632	0.6%
Funds withheld at interest	5,444	1.8%	6,474	2.5%
Short-term investments	812	0.3%	947	0.4%
Other investments, at fair value	348	0.1%	343	0.1%
Total related party investments	27,991	9.1%	25,842	9.9%
Total investments, including related parties	285,767	92.9%	238,941	92.2%
Investments of consolidated VIEs
Trading securities, at fair value	2,379	0.8%	2,136	0.8%
Mortgage loans, at fair value	2,226	0.7%	2,173	0.8%
Investment funds, at fair value	17,028	5.5%	15,820	6.2%
Other investments, at fair value	159	0.1%	103	—%
Total investments of consolidated VIEs	21,792	7.1%	20,232	7.8%
Total investments, including related parties and consolidated VIEs	$307,559	100.0%	$259,173	100.0%

The $48.4 billion increase in Athene’s total investments, including related parties and consolidated VIEs, as of September 30, 2024 compared to December 31, 2023 was primarily driven by significant growth from gross organic inflows of $56.8 billion in excess of gross liability outflows of $26.3 billion, unrealized gains on AFS securities during the nine months ended September 30, 2024 of $3.8 billion, as well as unrealized gains on mortgage loans and reinsurance assets attributable to a decrease in U.S. Treasury rates and credit spread tightening in 2024, and an increase in derivative assets primarily related to the impact of favorable equity market performance in 2024 on Athene’s call options. Additionally, total investments, including related parties and consolidated VIEs, increased due to the issuance of debt in the first quarter of 2024, reinvestment of earnings and an increase in VIE investment funds attributable to favorable performance of the underlying assets within AAA in 2024 and net contributions from third-party investors into AAA, partially offset by Athene’s distribution of certain investments to AGM as a dividend.

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 97.1% and 96.5% as of September 30, 2024 and December 31, 2023, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

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

While the substantial majority of Athene’s investment portfolio has been allocated to corporate bonds and structured credit products, a key component of Athene’s investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Athene’s investment fund portfolio consists of funds or similar equity structures that employ various strategies including equity and credit funds. Athene has a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that Athene believes have less downside risk.

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

Net Invested Assets

The following summarizes Athene’s net invested assets:

	September 30, 2024		December 31, 2023
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$86,751	35.7%	$82,883	38.1%
CLO	25,200	10.4%	20,538	9.4%
Credit	111,951	46.1%	103,421	47.5%
CML	27,928	11.5%	25,977	11.9%
RML	25,144	10.4%	18,021	8.3%
RMBS	7,768	3.2%	7,795	3.6%
CMBS	7,436	3.1%	5,580	2.6%
Real estate	68,276	28.2%	57,373	26.4%
ABS	28,572	11.8%	22,202	10.2%
Alternative investments	11,356	4.7%	11,659	5.4%
State, municipal, political subdivisions and foreign government	3,259	1.3%	3,384	1.5%
Equity securities	2,095	0.9%	1,727	0.8%
Short-term investments	1,256	0.5%	1,048	0.5%
U.S. government and agencies	4,955	2.0%	4,052	1.9%
Other investments	51,493	21.2%	44,072	20.3%
Cash and cash equivalents	8,354	3.4%	10,467	4.8%
Policy loans and other	2,589	1.1%	2,094	1.0%
Net invested assets	$242,663	100.0%	$217,427	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.
Athene’s net invested assets were $242.7 billion and $217.4 billion as of September 30, 2024 and December 31, 2023, respectively. The increase in net invested assets was primarily driven by growth from net organic inflows of $40.1 billion in excess of net liability outflows of $21.6 billion, reinvestment of earnings and the issuance of debt in the first quarter of 2024, partially offset by the distribution of certain investments to AGM as a dividend and a decrease in short-term repurchase agreements outstanding in 2024.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023			2024	2023
Principal Investing:
Realized performance fees	$331	$132	$199	150.8%	$600	$473	$127	26.8%
Realized investment income (loss)	17	5	12	240.0	42	35	7	20.0
Principal investing compensation	(253)	(119)	134	112.6	(464)	(434)	30	6.9
Other operating expenses	(17)	(14)	3	21.4	(46)	(42)	4	9.5
Principal Investing Income (PII)	$78	$4	$74	NM	$132	$32	$100	NM

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

In this section, references to 2024 refer to the three months ended September 30, 2024 and references to 2023 refer to the three months ended September 30, 2023.

PII was $78 million in 2024, an increase of $74 million, as compared to $4 million in 2023. This increase was primarily attributable to an increase in realized performance fees of $199 million, partially offset by an increase in principal investing compensation expense of $134 million.

The increase in realized performance fees of $199 million in 2024 was primarily due to an increase in realized performance fees generated from Fund IX and Freedom Parent Holdings, partially offset by a decrease in realized performance fees earned from EPF III.

Principal investing compensation of $253 million in 2024 increased $134 million, as compared to $119 million in 2023. The increase in 2024 was primarily due to an increase in profit sharing expense corresponding to the increase in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The increase in 2024 was also due to an increase in profit sharing expense attributable to the Company’s incentive pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year, and is included within principal investing compensation. The incentive pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

In this section, references to 2024 refer to the nine months ended September 30, 2024 and references to 2023 refer to the nine months ended September 30, 2023.

PII was $132 million in 2024, an increase of $100 million, as compared to $32 million in 2023. This increase was primarily attributable to an increase in realized performance fees of $127 million in 2024, partially offset by an increase in principal investing compensation expense of $30 million.

The increase in realized performance fees of $127 million in 2024 was primarily driven by an increase in realized performance fees generated from Fund IX and Freedom Parent Holdings, partially offset by a decrease in realized performance fees earned from Fund VIII and Hybrid Value Fund.

Principal investing compensation of $464 million in 2024 increased $30 million, as compared to $434 million in 2023. The increase in 2024 was primarily due to an increase in profit sharing expense corresponding to the increase in realized performance fees, partially offset by a decrease in profit sharing expense attributable to the Company’s incentive pool and a clawback related to previously recorded profit sharing expense.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2024, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through its liquidation in 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations.” in the 2023 Annual Report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of September 30, 2024, unless otherwise noted.

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Credit:
Accord VI1	2024	$1,868	$1,701	$261	$72	$243	$238	$310	35%	20%
Accord I, II, III, III B, IV & V1	Various	375	7,992	6,795	7,251	—	—	7,251	18	13
Accord+ II5	N/A	2,564	2,556	494	—	498	510	510	NM4	NM4
Accord+	2021	3,315	2,370	6,389	4,722	2,209	2,368	7,090	16	13
ADIP II	2024	6,598	6,016	2,473	—	2,473	2,719	2,719	NM4	NM4
ADIP I	2020	5,058	3,254	2,620	1,252	2,597	3,311	4,563	24	20
EPF IV	2023	3,169	3,064	954	285	715	910	1,195	19	11
EPF III	2017	3,068	4,500	5,005	4,212	1,980	2,052	6,264	10	5
Total Credit		$26,015	$31,453	$24,991	$17,794	$10,715	$12,108	$29,902
Equity:
Fund X	2023	$20,005	$19,877	$5,133	$1,222	$4,650	$5,365	$6,587	43%	15%
Fund IX	2018	31,932	24,729	21,462	13,834	15,239	24,827	38,661	28	19
Fund VIII	2013	7,762	18,377	16,541	23,022	4,710	4,572	27,594	13	9
Fund VII	2008	—	14,677	16,461	34,294	—	—	34,294	33	25
Fund VI	2006	367	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	—	3,742	5,192	12,724	—	—	12,724	61	44
Fund I, II, III, IV & MIA[2]	Various	9	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[3]		$60,075	$98,858	$85,999	$123,632	$25,004	$34,764	$158,396	39	24
AIOF III[5]	N/A	1,301	1,304	164	—	164	180	180	NM4	NM4
AIOF II	2021	2,717	2,542	1,943	736	1,421	1,756	2,492	16	10
AIOF I	2018	385	897	803	1,066	171	210	1,276	22	17
HVF II	2022	5,089	4,592	3,303	203	3,245	3,857	4,060	13	10
HVF I	2019	3,247	3,238	3,698	4,214	1,038	1,472	5,686	22	17
Total Equity		$72,814	$111,431	$95,910	$129,851	$31,043	$42,239	$172,090

[1] Accord funds have investment periods shorter than 24 months, therefore Gross and Net IRR are presented after 12 months of investing.
[2] The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III, were excluded assets in connection with the reorganization of the Company that occurred in 2007. As a result, Apollo did not receive the economics associated with these entities. The investment performance of these funds, combined with Fund IV, is presented to illustrate fund performance associated with Apollo’s investment professionals.

[3] Total IRR is calculated based on total cash flows for all funds presented.
[4] Data has not been presented as the fund’s effective date is less than 24 months prior to the period indicated and such information was deemed not meaningful.
[5] Vintage Year is not yet applicable as the fund has not had its final closing.

Equity

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of September 30, 2024.

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$8,532	$19,670	29%
Non-Control Distressed	6,306	12,340	71
Total	14,838	32,010	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	71,161	126,386	21
Total	$85,999	$158,396	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund X, Fund IX and Fund VIII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI and VII are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to September 30, 2024 and such information was deemed not meaningful. All amounts are as of September 30, 2024.

Fund X

(In millions)	Total Invested Capital	Total Value
Opportunistic Buyouts	$4,848	$5,544
Distressed[1]	285	1,043
Total	$5,133	$6,587

Fund IX

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$5,538	$11,601
Opportunistic Buyouts	14,665	23,364
Distressed[1]	1,259	3,696
Total	$21,462	$38,661

Fund VIII

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,704	$7,072
Opportunistic Buyouts	13,270	19,768
Distressed[1]	567	754
Total	$16,541	$27,594

[1] The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets.

			Total Returns[1]
(In millions)	IPO Year[2]	Total AUM	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
MidCap Financial[3]	N/A	$12,474	5%	5%	13%	16%
MFIC[4]	2004	3,015	(5)%	12%	10%	32%
ADS[5]	N/A	12,414	3%	4%	9%	13%
ARI	2009	9,293	2%	(7)%	(9)%	4%
ADREF[6]	N/A	6,044	7%	(3)%	5%	(6)%
ADCF[6]	N/A	1,319	5%	3%	10%	11%
ARIS[6]	N/A	1,153	2%	N/A	4%	N/A
Other[7]	N/A	10,551	N/A	N/A	N/A	N/A
Total		$56,263

[1] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

2 An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
[3] MidCap Financial is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 4% and 4% for the three months ended September 30, 2024 and 2023, respectively. The net returns based on NAV were 10% and 19% for the nine months ended September 30, 2024 and 2023, respectively.

4 AUM is presented on a three-month lag, as of June 30, 2024, based upon the availability of the information.
5 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. AUM is as of June 30, 2024. The returns presented are net returns based on NAV.
6 ADREF, ADCF and ARIS are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for its respective Class I shares and are net returns based on NAV.
[7] Other includes, among others, AUM of $2.0 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of June 30, 2024. Returns and IPO year are not provided for this AUM. Other also includes AUM of $6.9 billion related to third-party capital within AAA.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$787	$660	$3,018	$2,269
Preferred dividends	24	22	73	22
Net income (loss) attributable to non-controlling interests	958	(42)	1,620	637
GAAP Net Income (Loss)	$1,769	$640	$4,711	$2,928
Income tax provision (benefit)	317	243	1,000	697
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$2,086	$883	$5,711	$3,625
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	41	62	180	186
Equity-based compensation	72	57	230	167
Transaction-related charges[2]	79	25	156	18
Merger-related transaction and integration costs[3]	9	5	24	17
(Gains) losses from change in tax receivable agreement liability	(35)	—	(34)	—
Net (income) loss attributable to non-controlling interests in consolidated entities	(975)	28	(1,675)	(687)
Unrealized performance fees	141	(91)	(213)	(244)
Unrealized profit sharing expense	(65)	55	129	191
HoldCo interest and other financing costs[4]	21	36	51	77
Unrealized principal investment income (loss)	(4)	(27)	(14)	(66)
Unrealized net (gains) losses from investment activities and other[5]	(6)	30	23	50
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	(628)	663	(482)	829
Non-operating change in insurance liabilities and related derivatives[6]	513	(431)	(363)	(600)
Integration, restructuring and other non-operating expenses	204	41	265	98
Equity-based compensation expense	12	13	36	42
Segment Income	1,465	1,349	4,024	3,703
HoldCo interest and other financing costs[4]	(21)	(36)	(51)	(77)
Taxes and related payables	(312)	(268)	(768)	(726)
Adjusted Net Income	$1,132	$1,045	$3,205	$2,900

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
[5] Nine months ended September 30, 2024 includes an accrual related to an estimated liability associated with a regulatory matter.
[6] Includes the change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	September 30, 2024	December 31, 2023
Total GAAP Common Stock Outstanding	565,816,456	567,762,932
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	14,531,793	15,564,983
Vested RSUs	18,201,439	22,072,379
Unvested RSUs Eligible for Dividend Equivalents	14,274,139	12,603,041
Adjusted Net Income Shares Outstanding	612,823,827	618,003,335

[1] Reflects the number of shares of underlying common stock assumed to be issuable upon conversion of the Mandatory Convertible Preferred Stock during each period.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	September 30, 2024	December 31, 2023
Total investments, including related parties	$285,767	$238,941
Derivative assets	(7,529)	(5,298)
Cash and cash equivalents (including restricted cash)	14,551	14,781
Accrued investment income	2,695	1,933
Net receivable (payable) for collateral on derivatives	(4,194)	(2,835)
Reinsurance impacts	(4,284)	(572)
VIE assets, liabilities and non-controlling interests	16,032	14,818
Unrealized (gains) losses	11,674	16,445
Ceded policy loans	(167)	(174)
Net investment receivables (payables)	(291)	11
Allowance for credit losses	689	608
Other investments	(11)	(41)
Total adjustments to arrive at gross invested assets	29,165	39,676
Gross invested assets	314,932	278,617
ACRA non-controlling interests	(72,269)	(61,190)
Net invested assets	$242,663	$217,427

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

At September 30, 2024, the Company had $16.3 billion of unrestricted cash and cash equivalents, as well as $4.9 billion of available funds from the AMH credit facility, AHL credit facility, and AHL liquidity facility.

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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	Nine months ended September 30,
(In millions)	2024	2023
Operating Activities	$3,257	$4,258
Investing Activities	(45,551)	(27,719)
Financing Activities	42,227	26,758
Effect of exchange rate changes on cash and cash equivalents	3	2
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$(64)	$3,299

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

	Nine months ended September 30,
(In millions)	2024	2023
Net cash provided by the Company's operating activities	$3,122	$5,080
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	135	(822)
Net cash provided by operating activities	3,257	4,258
Net cash used in the Company's investing activities	(44,049)	(26,294)
Net cash used in the Consolidated Funds and VIEs investing activities	(1,502)	(1,425)
Net cash used in investing activities	(45,551)	(27,719)
Net cash provided by the Company's financing activities	40,583	25,963
Net cash provided by the Consolidated Funds and VIEs financing activities	1,644	795
Net cash provided by financing activities	$42,227	$26,758

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

•During the nine months ended September 30, 2024, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income and net investment income, partially offset by pension group annuity benefit payments, net of cash inflows, and cash paid for interest on funding agreements, policy acquisition costs and other operating expenses. Net cash provided by operating activities includes net cash provided by our consolidated funds and VIEs, which primarily includes proceeds from the sale of VIE investments, partially offset by net payments for purchases of VIE investments.

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

•During the nine months ended September 30, 2024, cash used in investing activities primarily reflects the purchase of investments, mainly AFS and mortgage loans, due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by the sales, maturities and repayments of investments.

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

•During the nine months ended September 30, 2024, cash provided by financing activities primarily reflects cash received from strong organic retail and funding agreement inflows, net of cash outflows, net capital contributions from non-controlling interests, a favorable change in cash collateral posted by counterparties for derivative transactions related to the favorable equity market performance in 2024 and issuances of debt by our subsidiary, partially offset by the repayment of debt and repurchase obligations as well as payment of common and preferred stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt and contributions from non-controlling interests, partially offset by repayment of debt and distributions to non-controlling interests.

•During the nine months ended September 30, 2023, cash provided by financing activities primarily reflects cash received from the strong organic inflows from retail, flow reinsurance and funding agreements, net of outflows, net capital contributions from non-controlling interests, a favorable change in cash collateral posted for derivative transactions related to the favorable equity market performance in 2023, and issuances of the 2053 Subordinated Notes and Mandatory Convertible Preferred Stock, partially offset by the redemption of the AAM Series A Preferred Stock and the AAM Series B Preferred Stock, the payment of stock dividends, and distribution to redeemable non-controlling interest. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt, offset by payments for borrowings under repurchase agreements.

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

On November 5, 2024, AGM declared a cash dividend of $0.4625 per share of its common stock, which will be paid on November 29, 2024 to holders of record at the close of business on November 18, 2024.

On November 5, 2024, the Company also declared and set aside a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on January 31, 2025 to holders of record at the close of business on January 15, 2025.

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

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock. There were 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding as of September 30, 2024. See note 13 to the condensed consolidated financial statements for further details.

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

At September 30, 2024, the asset management business had $2.7 billion of unrestricted cash and cash equivalents, as well as $1.0 billion of available funds from the AMH credit facility.

Future Debt Obligations

The asset management business had long-term debt of $4.1 billion at September 30, 2024, which includes notes with maturities in 2026, 2029, 2030, 2033, 2048, 2050, 2053 and 2054. Additionally, during the fourth quarter of 2024, AGM issued $500 million of 6.000% Fixed-Rate Reset Junior Subordinated Notes due December 15, 2054. See note 11 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

As of September 30, 2024, the outstanding AOG Unit Payment amount was $44 million, payable in equal quarterly installments through December 31, 2024. See note 15 for more information.

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

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of September 30, 2024.

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

Fund Escrow

As of September 30, 2024, the remaining investments and escrow cash of Fund VIII was valued at 90% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Athene’s investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers, but excludes pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services business does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. Athene has access to additional liquidity through its AHL credit facility and AHL liquidity facility. The AHL credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility. The AHL credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of September 30, 2024. Athene entered into a new AHL liquidity facility on June 28, 2024, which replaced its previous agreement dated as of June 30, 2023. The AHL liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility has a commitment termination date of June 27, 2025, subject to additional 364-day extensions, and was undrawn as of September 30, 2024. Athene also has access to $2.0 billion of committed repurchase facilities. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and market value adjustments (“MVA”), which are intended to protect it from early withdrawals. As of September 30, 2024 and December 31, 2023, approximately 81% and 79%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2024 and December 31, 2023, approximately 66% and 64%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of September 30, 2024, approximately 32% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 54% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of September 30, 2024 and December 31, 2023, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2024 and December 31, 2023, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $13.0 billion and $6.5 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2024, Athene’s total maximum borrowing capacity under the FHLB facilities was limited to $53.1 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of September 30, 2024, Athene had the ability to draw up to an estimated $16.2 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of September 30, 2024 and December 31, 2023, the payables for repurchase agreements were $2.7 billion and $3.9 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $2.8 billion and $4.1 billion, respectively. As of September 30, 2024, payables for repurchase agreements, based on original issuance, were comprised of no short-term and $2.7 billion long-term repurchase agreements. As of December 31, 2023, payables for repurchase agreements, based on original issuance, were comprised of $686 million short-term and $3.2 billion long-term repurchase agreements.

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

Future Debt Obligations

Athene had long-term debt of $5.7 billion as of September 30, 2024, which includes notes with maturities in 2028, 2030, 2031, 2033, 2034, 2051, 2052, 2054 and 2064. Additionally, during the fourth quarter of 2024, Athene issued $600 million of 6.625% Fixed-Rate Reset Junior Subordinated Debentures due October 15, 2054. See note 11 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

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

Similar to ACRA 1, ACRA 2 was funded in December 2022 as another long-duration, on-demand capital vehicle. Effective October 1, 2024, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 63%, with ALRe owning the remaining 37%. ALRe holds all of ACRA 2’s voting interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interest in ACRA 2.

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

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of September 30, 2024:

(In millions)	2024	2025 - 2026	2027 - 2028	2029 and Thereafter	Total
Asset Management
Operating lease obligations[1]	$18	$165	$160	$509	$852
Other long-term obligations[2]	16	21	—	—	37
AMH credit facility[3]	—	2	1	—	3
Debt obligations[3]	55	925	394	6,639	8,013
AOG Unit payment [4]	44	—	—	—	44
	133	1,113	555	7,148	8,949
Retirement Services
Interest sensitive contract liabilities	3,535	45,833	71,780	124,288	245,436
Future policy benefits	802	6,008	5,665	40,487	52,962
Market risk benefits	—	—	—	6,234	6,234
Other policy claims and benefits	107	—	—	—	107
Dividends payable to policyholders	2	16	14	60	92
Debt[3]	77	585	1,565	8,891	11,118
Securities to repurchase[5]	36	1,618	1,300	—	2,954
	4,559	54,060	80,324	179,960	318,903
Obligations	$4,692	$55,173	$80,879	$187,108	$327,852

[1] Operating lease obligations excludes $155 million of other operating expenses associated with operating leases.
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

[5] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the September 30, 2024 interest rate.

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

In exchange for the purchase price, Atlas originally received approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value. These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. Atlas also benefits generally from the net spread earned on these assets in excess of its cost of financing. Finally, Atlas will earn total fees of $0.4 billion under the terms of the investment management agreement with CS, including management fees and transition and termination payments. As a result, the guarantee related to the Company’s aforementioned assurance letter is not probable of payment hence there is no liability on the condensed consolidated financial statements.

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

(In millions)	September 30, 2024	December 31, 2023
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$2,670	$2,747
Non-current assets	8,777	7,165
Due from related parties, excluding non-guarantor subsidiaries	709	357
Current liabilities, less payables to non-guarantor subsidiaries	895	997
Non-current liabilities	7,045	6,107
Due to related parties, excluding non-guarantor subsidiaries	246	222
Non-controlling interests	9	12

Nine months ended September 30,
(In millions)	2024
Summarized Statements of Operations
Revenues	$3,004
Net income (loss)	183
Net income (loss) attributable to obligor group	106

The following are transactions of the obligor group with non-guarantor subsidiaries.

Nine months ended September 30,
(In millions)	2024
Due from non-guarantor subsidiaries	$140
Due to non-guarantor subsidiaries	440
Intercompany revenue	909

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

Sensitivities

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of September 30, 2024, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2023, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions and excludes the impact of rate changes on cash and cash equivalents. As of September 30, 2024, Athene’s balance in cash and cash equivalents plus restricted cash, net investment payables and receivables, reinsurance impacts and the net derivative collateral offsetting the related cash positions, was $8.4 billion, net of the amount attributable to the non-controlling interests. The decrease in sensitivity to spread related earnings due to the change in net investment spread from floating rate assets and liabilities as of September 30, 2024, when compared to December 31, 2023, was driven by the decrease in Athene’s net floating rate position related to hedging actions as well as additional issuances of floating rate funding agreements in 2024.

With the implementation of the Long Duration Targeted Improvements accounting standard, changes in the fair value of market risk benefits due to current period movement in the interest rate curve used to discount the reserve are reflected in net income (loss) but excluded from spread related earnings. However, changes in interest rates that impact the cost of the projected GLWB and GMDB rider benefits, included within Athene’s market risk benefit reserve, are amortized within cost of funds in spread related earnings over the life of the business. Assuming a parallel increase in interest rates of 25 basis points, the estimated impact to spread related earnings over a 12-month period related to market risk benefits would be an increase of approximately $30 – $50 million, and a parallel decrease in interest rates of 25 basis points would generally result in a similar decrease. This is calculated without regard to future changes to assumptions.

Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes” in its reconciliation between net income (loss) available to AHL common stockholder and spread related earnings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to AGM common stockholders to adjusted net income, of which SRE is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income tax (provision) benefit of an immediate, parallel increase in interest rates of 100 basis points from levels as of September 30, 2024, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sale of Equity Securities

On August 14, 2024, the Company issued 51,382 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 5,293 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended September 30, 2024.

Period	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[1]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
July 1, 2024 through July 31, 2024
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Total	—	$—	—	$2,377,209,744
August 1, 2024 through August 31, 2024
Opportunistic repurchases	3,470,725		3,470,725
Equity award-related repurchases[2]	468,108		468,108
Total	3,938,833	$105.53	3,938,833	$1,961,537,827
September 1, 2024 through September 30, 2024
Opportunistic repurchases	554,000		554,000
Equity award-related repurchases[2]	—		—
Total	554,000	$107.52	554,000	$1,901,969,206
Total
Opportunistic repurchases	4,024,725		4,024,725
Equity award-related repurchases[2]	468,108		468,108
Total	4,492,833		4,492,833

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AGM adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.8
Indenture, dated as of October 10, 2024, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on October 10, 2024 (File No. 001-41197), which is incorporated by reference).

4.9
Form of 6.000% Fixed-Rate Resettable Junior Subordinated Notes due 2054 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on October 10, 2024 (File No. 001-41197), which is incorporated by reference).

4.10	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and September 30, 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and September 30, 2023; (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and September 30, 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101).

*	Filed herewith.

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

Apollo Global Management, Inc.
(Registrant)

Date: November 6, 2024	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)