Form 10-K
period 2024-12-31
Apollo Global Management, Inc.
filed 2025-02-24
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024 OR

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

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2024 was approximately $48,057,705,400.

As of February 19, 2025, there were 570,480,465 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described therein.

Forward-Looking Statements
This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to inflation, interest rate fluctuations and market conditions generally, domestic or international political developments and other geopolitical events, including geopolitical tensions and hostilities, the impact of energy market dislocation, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, the accuracy of management’s assumptions and estimates, our dependence on certain key personnel, our use of leverage to finance our businesses and investments by the funds we manage, Athene’s ability to maintain or improve financial strength ratings, the impact of Athene’s reinsurers failing to meet their assumed obligations, Athene’s ability to manage its business in a highly regulated industry, changes in our regulatory environment and tax status, and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Item 1A. Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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
•Our ability to expand into new investment strategies, geographic markets and businesses and new types of investors;
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
•Artificial intelligence increasing competitive, operational, legal and regulatory risks;
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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc. prior to the Mergers.)
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord+ II	Apollo Accord+ II Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles
Accord VI	Apollo Accord Fund VI, L.P., together with its parallel funds and alternative investment vehicles
Accord Funds	Accord I, Accord II, Accord III, Accord III B, Accord IV, Accord V and Accord VI
Accord+ Funds	Accord+ and Accord+ II
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP II	Apollo/Athene Dedicated Investment Program II, L.P., a fund managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
Adjusted Net Income Shares Outstanding, or ANI Shares Outstanding	Consists of total shares of common stock outstanding, RSUs that participate in dividends, and shares of common stock assumed to be issuable upon the conversion of the shares of Mandatory Convertible Preferred Stock
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC
AFS	Available-for-sale
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AIOF III	Apollo Infrastructure Opportunities Fund III, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics

AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
ARI	Apollo Commercial Real Estate Finance, Inc.
ARIS	Apollo Realty Income Solutions, Inc.
Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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
Athene	Athene Holding Ltd. (“Athene Holding” or “AHL”, together with its subsidiaries, “Athene”), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary ISG, provides asset management and advisory services.
Athora	Athora Holding, Ltd. (“Athora Holding”, together with its subsidiaries, “Athora”), a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). Apollo, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.

Atlas	An equity investment of AAA and refers to certain subsidiaries of Atlas Securitized Products Holdings LP
AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
AUSA	Athene USA Corporation
Bermuda RBC	The risk-based capital ratio of Athene’s non-U.S. reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis, excluding U.S. subsidiaries which are included within Athene’s U.S. RBC Ratio.
BMA	Bermuda Monetary Authority
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2024 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on December 31, 2024 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the credit and equity investing strategies.
IPO	Initial Public Offering

ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Mergers	Completion of the previously announced merger transactions pursuant to the Merger Agreement
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap Financial	MidCap FinCo LLC (f/k/a MidCap FinCo Designated Activity Company)
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the investments supporting assumed funds withheld and modco agreements and excludes the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the non-controlling interests.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the non-controlling interests, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.

Net reserve liabilities	Represent Athene's policyholder liability obligations net of reinsurance and used to analyze the costs of its liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the non-controlling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Non-Fee-Generating AUM	AUM that does not produce management fees or monitoring fees. This measure generally includes the following:
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

U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. RBC	The CAL RBC ratio for AAIA, Athene's parent U.S. insurance company
U.S. Treasury	United States Department of the Treasury
Unrealized Value	The fair value consistent with valuations determined in accordance with GAAP, for investments not yet realized and may include payments in kind, accrued interest and dividends receivable, if any, and before the effect of certain taxes. In addition, amounts include committed and funded amounts for certain investments.
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
VIE	Variable interest entity
Vintage Year	The year in which a fund’s final capital raise occurred, or, for certain funds, the year of a fund’s effective date or the year in which a fund’s investment period commences pursuant to its governing agreements.
VOBA	Value of business acquired
VOE	Voting interest entity
WACC	Weighted average cost of capital

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

Our Businesses

Asset Management

Our Asset Management segment focuses on credit and equity investing strategies. These strategies reflect the range of investment capabilities across our platform based on relative risk and return. As an asset manager, we earn fees for providing investment management services and expertise to our client base. The amount of fees charged for managing these assets depends on the underlying investment strategy, liquidity profile, and, ultimately our ability to generate returns for our clients. We also earn capital solutions fees as part of our growing capital solutions business and as part of monitoring and deployment activity alongside our sizable private equity franchise. After expenses, we call the resulting earning stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the Asset Management segment. As of December 31, 2024, we had total AUM of $751.0 billion.

Our Asset Management segment had a team of 3,125 employees as of December 31, 2024, with offices throughout the world. This team possesses a broad range of transaction, financial, managerial and investment skills. We operate our asset management business in a highly integrated manner, which we believe distinguishes us from other alternative asset managers. Our investment teams frequently collaborate across disciplines and we believe that this collaboration enables our clients to more successfully invest across a company’s capital structure. Our objective is to achieve superior long-term risk-adjusted returns for our clients. The majority of the investment funds we manage are designed to invest capital over a period of several years from inception, thereby allowing us to seek to generate attractive long-term returns throughout economic cycles. We have a contrarian, value-oriented investment approach, emphasizing downside protection, and the preservation of capital. We believe our contrarian investment approach is reflected in a number of ways, including:

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

Credit

Credit is our largest asset management strategy with $616.4 billion of AUM as of December 31, 2024. Our credit strategy spans third-party strategies and Apollo’s retirement services business across four main investment pillars: direct origination, asset-backed finance, opportunistic credit and multi-credit. Our credit strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. The investment portfolios of the credit-oriented funds Apollo manages include several asset classes, as described below:

•Direct Origination ($251.3 billion of AUM), includes large corporate direct origination, middle-market direct lending, and investment grade and performing credit mandates across managed accounts and CLOs. Apollo’s direct origination platform is built to offer companies a variety of financing solutions across investment grade and below investment grade, and public and private markets. The strategy is focused on first lien senior secured investments and is diversified across fixed and floating rate issuance, issuer type and sector;

•Asset-Backed Finance ($229.1 billion of AUM), includes instruments that are supported first by the contractual cash flows of a pool of assets, and second by the liquidation value of those assets. Asset-backed finance encompasses diverse credit types, such as mortgages, consumer credit, receivables, aircraft lending, and inventory finance, in both whole loan and bond format across the capital structure;

•Opportunistic Credit ($40.3 billion of AUM), seeks to optimize both near- and longer-term relative value across market cycles by capitalizing on investment opportunities across the credit spectrum, spanning private and public markets as well as corporate and asset-backed credit. Using a flexible approach, the objective of the opportunistic credit strategy is to identify market inefficiencies and unique opportunities to generate excess returns; and

•Multi-Credit ($25.2 billion of AUM), targets investment grade and high yield performing credit, including income-oriented, senior loan and bond corporate credit as well as asset-backed finance investments. The multi-credit strategy allocates capital across both public and private markets, seeking to generate enhanced yield and attractive risk-adjusted returns while prioritizing downside protection.

Equity

Our equity strategy represents $134.7 billion of AUM as of December 31, 2024. Across our equity strategy, we focus on creative structuring and sourcing while working with the management teams of the portfolio companies of Apollo managed funds to help transform and grow their businesses. Our flexible mandate and purchase price discipline allow us to embrace complexity and seek attractive outcomes for our stakeholders. Apollo’s equity team has experience across sectors, industries, and geographies spanning its private equity, hybrid value, secondaries equity, AAA, real estate equity, impact investing, infrastructure and clean transition equity strategies. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2024. Our equity strategy focuses on several investing strategies as described below:

•Corporate Private Equity ($76.8 billion of AUM), which refers to our investment strategy focused on creating investment opportunities with attractive risk-adjusted returns across industries and geographies and throughout market cycles, utilizing our value-oriented investment approach. Through this strategy, we seek to build portfolios of investments that are created at meaningful discounts to comparable market multiples, thereby resulting in what we believe are portfolios focused on capital preservation. The transactions in this strategy include opportunistic buyouts, corporate carveouts and deleveraging investments. Corporate Private Equity also includes our secondaries equity (“Secondaries”) and impact investing (“Impact”) strategies. Secondaries offers a comprehensive set of secondary and liquidity solutions while Impact pursues private equity-like opportunities that aim to generate attractive risk-adjusted returns while also generating positive, measurable social and/or environmental impact;

•Hybrid Value ($14.7 billion of AUM), which refers to our strategy that focuses on investments that share features with both private credit and traditional private equity investments. Hybrid Value offers creative, partnership-driven solutions to counterparties seeking to fund growth initiatives, acquisitions, liquidity events for shareholders and balance sheet deleveraging. By employing a comprehensive and flexible investment approach, the hybrid value strategy aims to generate equity-like returns with credit-like downside protection across market cycles;

•AAA ($19.5 billion of AUM), which offers investors access to Apollo’s flagship private market strategy in a perpetual capital, semi-liquid structure. The strategy seeks to deliver equity-like returns with lower risk and more downside protection than both public equity and traditional private equity buyout strategies. AAA’s portfolio encompasses several investment strategies, such as core private equity, structured equity, traditional private equity, private credit, secondaries, and real assets;

•Real Estate Equity ($16.6 billion of AUM), which refers to our real estate income strategies encompassing core plus and net lease investments in the non-traded REIT and public and private real estate funds we manage, as well as our value add and opportunistic investments strategies that target investments in real estate assets, portfolios and platforms in regionally focused private funds in both the United States and Asia; and

•Infrastructure Equity ($13.6 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on investing in a broad range of infrastructure assets, including digital infrastructure, energy transition, transportation/logistics, and sustainable living. Infrastructure Equity also includes the legacy natural resources private equity funds we manage, as well as our clean transition equity strategy, which is our dedicated energy transition and decarbonization-focused private equity strategy that invests in energy transition, sustainable mobility, industrial decarbonization and sustainable resource use.

Perpetual Capital

Included within our investing strategies above is $446.5 billion of perpetual capital, out of the $751.0 billion of AUM as of December 31, 2024. As of December 31, 2024, perpetual capital includes, without limitation, certain assets in our credit strategy, including assets relating to publicly traded and non-traded vehicles, certain origination platform assets and assets managed for certain of our retirement services clients. Perpetual capital assets may be withdrawn under certain circumstances and utilize a range of investment strategies, including those described previously.

Athene

Apollo’s asset management business, through its consolidated subsidiary, ISG, provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. See “Item 1. Business—Our Businesses—Retirement Services” for further details regarding Athene’s retirement services business. As of December 31, 2024, Apollo managed or advised $331.5 billion of AUM, of which $325.7 billion was Fee-Generating AUM, in accounts owned by or related to Athene (“Athene Accounts”).

Athora

Apollo’s asset management business, through its consolidated subsidiary, ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). As of December 31, 2024, Apollo, through its subsidiaries, managed or advised $52.4 billion of AUM and $50.5 billion of Fee-Generating AUM in Athora Accounts. See note 18 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athora.

Athora Non-Sub-Advised Assets

This category includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athora Non-Sub-Advised Assets.” Our AUM within the Athora Non-Sub-Advised category totaled $32.4 billion as of December 31, 2024, of which $30.6 billion was Fee-Generating AUM.

Capital Solutions

Our capital solutions business focuses on (i) sourcing investment opportunities for asset management clients and their respective portfolio investments, (ii) maintaining relationships with the capital markets community in an effort to help clients and their respective portfolio investments to raise debt and equity capital, provide secondary market support and optimize capital structures through creative financing solutions, and (iii) structuring capital solutions in an effort to enhance our ability to syndicate, place or otherwise transfer loans, securities and other financial instruments arising from financings in an effort to drive positive outcomes for our asset management clients and their respective portfolio investments. Our capital solutions business also provides a variety of services with respect to both security and non-security financial instruments, including loans, such as originating, arranging, structuring, and syndicating loans and private debt, as well as providing corporate finance advisory services and other similar services.

Fundraising and Investor Relations

Within the asset management business, our fundraising strategy consists of credit and equity strategies. We raise private capital from prominent institutional investors, including public and private pension funds, sovereign wealth funds, endowments and foundations, private wealth platforms, family offices, high net worth individuals, and other institutional investors, and from public market investors, as in the case of MFIC and ARI. In our equity strategy and certain funds in our credit strategy, fundraising activities for new funds begin once the investor capital commitments for the current fund are largely invested or committed to be invested. The investor base includes new investors and investors from prior funds, which in many instances have increased their commitments to subsequent funds. In addition, many of our investment professionals commit their own capital to each corporate private equity fund.

We maintain a rigorous investment process for credit and equity investments, and have in place procedures to allocate investment opportunities among the funds we manage. We have professionals responsible for selecting, evaluating, structuring, performing due diligence on, negotiating, executing, monitoring and exiting investments for our traditional equity funds and credit funds we manage, respectively, as well as for pursuing operational improvements in the funds’ portfolio companies through management consulting arrangements in case of equity funds. Our investment committees for relevant funds review the analyses of prospective investments, and ultimately approve recommended investments and dispositions.

The processes by which the funds we manage receive and invest capital vary by investing strategy and type of fund. However, in all types of funds we manage, investors deliver capital when called by us as investment opportunities become available. We also have several perpetual capital vehicles with unlimited duration that raise capital by issuing equity securities in the public markets and can also issue debt. Our hedge fund style credit funds, generally structured as limited partnerships with customary redemption rights, continuously offer and sell shares or limited partner interests via private placements through monthly subscriptions, which are payable in full upon a fund’s acceptance of an investor’s subscription. The general partner’s capital commitment is determined through negotiation with the fund’s underlying investor base, and commitments are generally available for approximately six years. Generally, as each investment is realized, these funds first return the capital and expenses related to that investment and any previously realized investments to fund investors and then distribute any profits (which are typically shared 80% to the investors in equity funds and 20% to us, so long as the investors receive at least an 8% compounded annual return on their investment). Allocation of profits between fund investors and us, and the amount of the preferred return, among other provisions, varies for credit funds. Ownership interests in equity funds are not subject to redemption prior to termination of the funds.

Our aim has been to build value in the portfolio companies of the credit and equity funds we manage. We are actively engaged with the management teams of these portfolio companies to maximize the underlying value of the business, by taking a holistic approach to value-creation and concentrating on both the asset side and liability side of the balance sheet of a company. For example, these portfolio companies may seek to capture discounts on publicly traded debt securities through exchange offers and potential debt buybacks. In addition, our established group purchasing program helps the funds' portfolio companies leverage the combined corporate spending among Apollo and portfolio companies of the funds it manages in order to seek to reduce costs, optimize payment terms and improve service levels for all program participants.

The value of the investments that have been made by funds are typically realized through either an initial public offering of common stock on a nationally recognized exchange or through the private sale of the companies in which funds have invested.

General Partner and Professionals Investments and Co-Investments

General Partner Investments

Certain management companies, general partners and co-invest vehicles are committed to contribute to the funds we manage and their affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2024 of $564 million.

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

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene is led by a highly skilled management team with extensive industry experience and has its corporate headquarters located in West Des Moines, Iowa. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. As of December 31, 2024, Athene had 1,983 employees.

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

Our asset management expertise supports the sourcing and underwriting of assets for Athene’s portfolio. Athene is invested in a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene establishes risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration risk and caps on specific asset classes. In addition to other efforts, Athene manages the risk of rising interest rates by strategically allocating a meaningful portion of its investment portfolio into floating rate securities. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower its overall net floating rate position. Athene also maintains holdings in less interest rate-sensitive investments, including CLOs, non-agency RMBS and various types of structured products, consistent with its strategy of pursuing incremental yield by assuming liquidity and complexity risk, rather than assuming incremental credit risk.

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

Private Placement Variable Annuities (“PPVA”). PPVAs are not registered with the SEC and currently are only offered by private placement to purchasers meeting both the requirements as a qualified purchaser and an accredited investor under applicable federal securities laws. Variable annuities allow policyholders to participate directly in the investment experience of the underlying investment vehicles offered through the product. In a variable annuity, the policyholder assumes the full investment risk of the investment options chosen. The product allows the policyholder to allocate their money to a variety of variable separate account divisions that invest in a suite of underlying investment options and the potential to accumulate cash value on a tax-deferred basis. Athene’s PPVA product provides access to a suite of Apollo managed funds and other product offerings with no surrender charges and no GLWB or GMDB features. Athene generates income on its PPVA product by collecting a management fee that is a function of the policyholder’s account value.

Income Riders to Fixed Annuity Products. The income riders on Athene’s deferred annuities can be broadly categorized as either guaranteed or participating. Guaranteed income riders provide policyholders with a guaranteed lifetime withdrawal benefit, which permits policyholders to elect to receive guaranteed payments for life from their contract without having to annuitize their policies. Participating income riders tend to have lower levels of guaranteed income than guaranteed income riders but provide policyholders the opportunity to receive greater levels of income if the policies’ indexed crediting strategies perform well. As of December 31, 2024, approximately 26% of Athene’s deferred annuity account value contained rider benefits.

Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or market value adjustment (“MVA”), subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy, which generally ranges from 3 to 20 years. The surrender charge for most Athene products at contract inception is generally between 7% and 15% of the contract value and decreases by approximately one percentage point per year during the surrender charge period. The weighted average surrender charge (excluding the impact of MVAs) was 6% for Athene’s deferred annuities as of December 31, 2024.

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

Funding Agreements

Funding agreements include those issued to institutions via direct issuances and those issued to special-purpose unaffiliated trusts in connection with Athene’s FABN and FABR programs. Funding agreements are issued opportunistically to institutional investors at attractive risk-adjusted funding costs. They are designed to provide an agreement holder with a guaranteed return of principal and periodic interest payments, while offering competitive yields and predictable returns. The interest rate can be fixed or floating. Athene also includes repurchase agreements with a term that exceeds one year at the time of execution within the funding agreement product category.

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

Retail

Athene has built a scalable platform that allows it to originate and rapidly grow its business in deferred annuity products. Athene has developed a suite of retirement savings products, distributed through its network of 41 independent marketing organizations (“IMOs”) and its growing network of 19 banks and 151 broker-dealers, collectively representing approximately 140,000 independent agents in all 50 states. Athene is focused in every aspect of its retail channel on providing high quality products and service to its policyholders and maintaining appropriate financial protection over the life of their policies.

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

Within its flow reinsurance channel, Athene conducts third-party flow reinsurance transactions through its insurance subsidiaries. As a reinsurer, Athene partners with insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. Athene targets reinsuring spread-based liabilities which can include FIAs, MYGAs, traditional one-year guarantee fixed deferred annuities, immediate annuities, whole life insurance, universal life insurance, indexed universal life insurance and institutional products.

Institutional

Athene’s institutional channel includes funding agreements and pension group annuity transactions.

Funding Agreements. Funding agreements are comprised of funding agreements issued under Athene’s FABN program, secured and other funding agreements, funding agreements issued to the Federal Home Loan Bank (“FHLB”) and long-term repurchase agreements. Athene’s FABN program allows its special-purpose, unaffiliated statutory trust to offer its senior secured medium-term notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. The net proceeds of the issuance of notes are used by the trust to purchase one or more funding agreements from Athene subsidiaries with matching interest and maturity payment terms. Athene also established a secured FABR program in which a special-purpose, unaffiliated entity enters into a repurchase agreement with a bank and the proceeds of the repurchase agreement are used by the special-purpose entity to purchase funding agreements from Athene subsidiaries. In addition to the funding agreements issued to special-purpose unaffiliated trusts or other unaffiliated entities, Athene engages in direct issuances with various institutions. Athene is also a member of the Federal Home Loan Bank of Des Moines and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties. Long-term repurchase agreements with a term that exceeds one year at the time of execution are also included within the funding agreement product category.

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

As Athene continues to expand into new markets and geographies, it has been disciplined in only retaining liabilities that are core to its strategy and competitive advantages. This can be accomplished through structural solutions, including mortality and longevity reinsurance.

Capital

Athene believes it has a strong capital position and is well positioned to meet policyholder and other obligations. Athene measures capital sufficiency using various internal capital metrics which reflect management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC risk-based capital (“RBC”) and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

Deployable Capital

Athene’s deployable capital is comprised of capital from three sources: excess equity capital, untapped leverage capacity and available undrawn capital commitments from ACRA. As of December 31, 2024, Athene estimates that it had approximately $8.8 billion in capital available to deploy, consisting of approximately $2.0 billion in excess equity capital, $3.3 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain Athene’s desired financial strength ratings from rating agencies), and $3.5 billion in available undrawn capital at ACRA.

ACRA

In order to support growth strategies and capital deployment opportunities, Athene established ACRA 1 as a long-duration, on-demand capital vehicle. Athene directly owns 37% of ACRA 1’s economic interests and all of ACRA 1’s voting interests, with the remaining 63% of the economic interests being owned by ADIP I. During the commitment period, ACRA 1 participated in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP I’s proportionate economic interests in ACRA 1. The commitment period for ACRA 1 expired in August 2023.

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

Effective October 1, 2024, ACRA 2 repurchased a portion of its shares held by ALRe, which increased ADIP II’s ownership of economic interests in ACRA 2 to 63%, with ALRe owning the remaining 37% of the economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interests in ACRA 2.

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

Reinsurance

Internal Ceded Reinsurance

Subject to quota shares generally ranging from 80% to 100%, substantially all of the existing deposits held and new deposits generated by Athene’s U.S. insurance subsidiaries are reinsured to its Bermuda reinsurance subsidiaries. Athene maintains the same reserving principles for its Bermuda reinsurance subsidiaries as it does for its U.S. insurance subsidiaries. Athene also retrocedes certain inorganic transactions and organic business to ACRA. Athene’s internal reinsurance structure provides it with several strategic and operational advantages, including the aggregation of regulatory capital, which makes the aggregate capital of its Bermuda reinsurance subsidiaries available to support the risks assumed by each entity, and enhanced operating efficiencies. As a result of its internal reinsurance structure and third-party direct to Bermuda business, a significant majority of Athene’s aggregate capital is held by its Bermuda reinsurance subsidiaries.

Third-Party Ceded Reinsurance

In addition, from time to time, Athene may opportunistically cede certain of its business from its U.S. insurance subsidiaries, or Bermuda reinsurance subsidiaries, to third party reinsurers, to generate capital and/or limit exposure to certain risks.

Ratings

As of December 31, 2024, each of Athene’s significant insurance subsidiaries is rated “A+” or “A1” by the four rating agencies that evaluate the financial strength of such subsidiaries. To achieve its financial strength ratings aspirations, Athene may choose to retain additional capital above the level required by the rating agencies to support operating needs. Athene believes there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in its financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels through lower funding costs. Financial strength and credit ratings directly affect Athene’s ability to access funding and the related cost of borrowing, the attractiveness of certain Athene products to customers, its attractiveness as a reinsurer to potential ceding companies and the requirements for collateral posting on its derivatives. These ratings are periodically reviewed by the rating agencies.

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

We face competition both in the pursuit of investor capital and in making investments on behalf of funds and accounts we manage across credit and equity asset classes. We compete for investor capital based on a variety of factors, including:

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

Retirement Services

Athene faces competition from a variety of large and small industry participants, including diversified financial institutions and insurance and reinsurance companies. These companies compete in one form or another for the growing pool of retirement assets driven by a number of external factors such as the continued aging of the population and the reduction in safety nets provided by governments and private employers. In the markets in which Athene operates, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. Athene believes that its leading presence in the retirement services market, diverse range of capabilities and broad distribution network uniquely position it to effectively serve consumers’ increasing demand for retirement solutions.

Athene experiences competition in the fixed annuity market from all traditional carriers and new entrants. Principal competitive factors for fixed annuities are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of products and services.

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

Athene encounters strong competition within its institutional channel. With respect to funding agreements, namely those issued in connection with its FABN program, Athene competes with other insurers that have active FABN programs. Within the funding agreement market, it competes primarily on the basis of perceived financial strength, interest rates and term. With respect to group annuities, Athene competes with other insurers that offer such annuities. Within the pension group annuities market, it competes primarily on the basis of price, underwriting, investment capabilities and its ability to provide quality service to the corporate sponsor’s pension participants.

Finally, Athene experiences competition in the market for acquisition targets and profitable blocks of insurance. Such competition is likely to intensify as insurance businesses become more attractive acquisition targets for both other insurance companies and financial institutions and as the already substantial consolidation in the financial services industry continues. Athene competes for potential acquisition and block reinsurance opportunities based on a number of factors including perceived financial strength, brand recognition, reputation and the pricing it is able to offer, which, to the extent Athene determines to finance a transaction, is in turn dependent on its ability to do so on suitable terms. Athene believes its demonstrated ability to source and consummate large and complex transactions is a competitive advantage over other potential acquirers.

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

Talent Development

We believe that ongoing professional development is a critical part of our culture at Apollo and an important enabler of our investment process. Because of our entrepreneurial culture, the breadth of our integrated platform, and our reputation for strong investment performance, we believe we can attract, develop and retain top talent. We have development programs in place across a variety of levels which demonstrate our commitment to developing, engaging and retaining our employees. In addition to our training and annual review programs, we have instituted annual employee surveys that measure employee satisfaction and engagement and help evaluate and guide human capital decision-making. We work in partnership with our employees to maintain a strong culture which prioritizes excellence and outperforming expectations to advance our goal of being a modern high-performance workplace that is also great place to work.

Compensation and Benefits

We work to offer a compelling employee value proposition to reward strong performance and support our employees’ professional development and well-being. Our pay for performance compensation philosophy is designed to reward employees for performance and to align employee interests with the firm’s long-term growth and with our shareholders. All of our employees are granted stock through a range of equity-based compensation programs, including our One Apollo stock program. Our benefits programs are intended to support our employees and their families, and include healthcare, wellness initiatives, retirement programs, paid time off and family leave.

Expanding Opportunity

Apollo is committed to championing opportunity and fostering a culture of excellence where everyone has an opportunity to thrive. We make talent decisions based on the qualities necessary to succeed in our modern high-performance workplace, focusing on skills, experience, and performance that drive results, rather than demographic characteristics or preferences. Reducing individuals to a single trait — whether gender, race, or ethnicity — misses the full picture of their capabilities, contributions, and potential impact. At the same time, we believe that a workforce of extraordinary people from a wide range of backgrounds and viewpoints helps us solve complex problems, drive innovation, and achieve great results over the long term. We are committed to expanding opportunity across our ecosystem – our workplace, in our marketplace, and in the communities where we live and work – to ensure that we attract and grow the best talent and business partners from a wide range of backgrounds, perspectives, and experiences who can perform at the highest levels for Apollo.

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

Sustainable Investing and Corporate Responsibility

At Apollo, we believe that taking all available factors into account can help drive value creation. We have taken an integrated approach to incorporating financially material environmental, social, and/or governance considerations into how we invest, how we lend, and how we operate our firm globally. Our strategy prioritizes the creation of economic value for our shareholders and addressing the needs of our clients and employees in a responsible way. Corporate responsibility and sustainability matters are reviewed by a committee of the AGM board of directors. We have also adopted several policies, including an environmental, health and safety policy, a human rights policy, and a supplier code of conduct. In addition, we publish on our website an annual sustainability report, which provides further details about our approach to corporate responsibility.

Regulatory and Compliance Matters

Our businesses, as well as the financial services and insurance industries generally, are subject to extensive regulation in the United States and around the world. Virtually all aspects of our business are subject to various laws and regulations, some of which are summarized below. Under these laws and regulations, agencies that regulate investment advisers, investment funds, insurance businesses, broker-dealers and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from carrying on business if it fails to comply with such laws and regulations.

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

Financial Services Regulation

Our financial services businesses, subsidiaries and/or affiliates are regulated under, among others, the Investment Advisers Act; the Investment Company Act; the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); the Commodity Exchange Act; the U.K. Financial Services and Markets Act 2000; the European Union and U.K. Alternative Investment Fund Managers Directive; the European Union and U.K. Markets in Financial Instruments Directive; the Financial Stability Oversight Council (the “FSOC”) and similar non-U.S. regulators; the Federal Reserve; the SEC; FINRA; the

Commodity Futures Trading Commission and National Futures Association; the U.S. Department of Labor; the Internal Revenue Service; the Office of the Comptroller of the Currency; the Federal Communications Commission; banking and financial regulators in the European Union, its member states and the U.K.; as well as rules and regulations over credit risk retention, real estate investment trusts, broker-dealers, “over the counter” derivatives markets, commodity pool operators, commodity trading advisors, gaming companies and natural resources companies.

Regulation under the Investment Advisers Act. We conduct our advisory business primarily through our directly owned investment adviser subsidiaries, including Apollo Capital Management, L.P., Apollo Investment Management, L.P., Apollo Credit Management, LLC, ARIS Management, LLC, Apollo Capital Credit Adviser, LLC, Apollo Real Estate Fund Adviser, LLC, Apollo Manager, LLC and Apollo S3 RIC Management, L.P., each of which is registered as an investment adviser with the SEC under the Investment Advisers Act. Apollo Capital Management, L.P. has a number of relying advisers that operate a single advisory business and rely on umbrella registration to be deemed registered as an investment adviser with the SEC. All of our SEC-registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act, including, among other things, maintaining an effective compliance program reasonably designed for our business, maintaining a Code of Ethics for employee trading, record keeping, marketing, disclosure, custody, and acting consistently with each advisers’ fiduciary duty to its clients.

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

Regulation as a Commodity Pool Operator, Commodity Trading Advisor and Investment Company. Certain investment activities in which Apollo managers engage may subject those managers to provisions of the Commodities Exchange Act and oversight by the Commodity Futures Trading Commission and National Futures Association, including registration as a commodity pool operator or commodity trading advisor. Apollo intends to rely on exemptions from registration when available.

In addition, certain of the funds we manage are registered management investment companies under the Investment Company Act.

Other U.S. and Foreign Regulation. We are also subject to laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act, as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Department of Commerce and the U.S. Department of State.

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

Insurance Regulation

Our businesses, subsidiaries and affiliates are subject to a wide variety of insurance and insurance holding company system laws and regulations in both the United States and numerous other jurisdictions, including the European Union, Bermuda, the U.K., Switzerland, Ireland, Italy, Germany, Belgium, the Netherlands, Australia, Singapore, Cayman Islands, Canada and Malaysia.

United States

Within the United States, each state’s insurance laws require each of our insurance company subsidiaries to be licensed and regulated by the commissioner, superintendent or director of the insurance department (each, a “Commissioner”) of its domiciliary state and each state in which it transacts insurance as an admitted insurer. The extent of such regulation varies by state, but as a general matter, state Commissioners have broad administrative powers over the business activities and financial aspects of our insurance company subsidiaries, including pursuant to state laws and regulations requiring the licensing of producers who sell the insurance company’s products, regulating premium rates and approving policy forms, establishing reserve requirements, solvency standards and minimum capital requirements, regulating the type, amounts and valuations of investments permitted, examining the business conduct of licensed insurance companies and other matters.

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

All 50 states, Puerto Rico and the District of Columbia have insurance guaranty fund laws requiring insurance companies doing business within those jurisdictions to participate in guaranty associations. Guaranty associations are organized to cover, subject to limits, contractual obligations under insurance policies issued by insurance companies which later become impaired or insolvent. These associations levy assessments, up to prescribed limits, on each member insurer doing business in a particular state on the basis of their proportionate share of the premiums written by all member insurers in the lines of business in which the impaired or insolvent insurer previously engaged. Most states limit assessments in any year to 2% of the insurer’s average annual premium for the three years preceding the calendar year in which the impaired insurer became impaired or insolvent. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets, usually over a period of years. Assessments levied against Athene’s U.S. insurance subsidiaries by guaranty associations during the year ended December 31, 2024 were not material. While we cannot accurately predict the amount of any such future assessments, or past or future insolvencies of competitors which would lead to such assessments, it is possible that any such assessments with respect to pending insurers’ impairments and insolvencies may have a material adverse effect on our financial condition, results of operations, liquidity or cash flows, and any reserves we have previously established for these potential assessments may not be adequate.

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

Many of the insurance regulatory frameworks that govern our and our affiliated funds’ insurance entities operating outside the United States require the prior consent of the applicable regulator in such jurisdictions before (i) any person can become a “controller”/“qualifying holder” or acquire a direct or indirect control/qualifying holding (e.g., 10%, 20%, 30% or 33% and 50%) in any regulated company, or over the parent undertaking of any such regulated company or (ii) any increase of an existing holding that would result in a person reaching the applicable thresholds of the jurisdiction (e.g., 10%, 20%, 30% or 33% and 50%). In addition, certain regulators require the insurance entities or their controllers/qualifying holders to notify the appropriate regulator of any prospective changes in organizational structure of which they are aware, sometimes regardless of whether the controller/qualifying holder or the proposed controller/qualifying holder would be required to submit a change in control application or an application to acquire control/a qualifying holding as a result of such changes in organizational structure. Breach of the requirements to notify the relevant regulator of a decision to acquire or increase control/holding, or of the requirement to obtain approval before completing the relevant control/qualifying holding transaction may in some jurisdictions be a criminal offense attracting potentially unlimited fines. Regulators can also seek other remedies, including suspension of voting rights in the relevant insurance undertaking or having the purported acquisition annulled.

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

In March 2024, following feedback from stakeholders, the BMA introduced certain new requirements designed to enhance Bermuda’s regulatory regime for commercial insurers. In addition to potential enhancements to technical provisions and computation of the Bermuda Solvency Capital Requirement, the guidance notes set forth requirements designed to strengthen supervisory cooperation and exchange of information and increased publication of regulatory information to further develop good governance and risk management practices, transparency, and market discipline.

In the U.K., Apollo is considered the controller of certain insurance company (or equivalent) subsidiaries of Catalina Holdings (Bermuda) Ltd. (“Catalina”) and Aspen Insurance Holdings Limited (“Aspen”), including Catalina Worthing Insurance Limited, Aspen Insurance UK Limited (“Aspen U.K.”), which is domiciled in the U.K. and operates regulated branches in Australia, Canada, Singapore, Switzerland, and Aspen Managing Agency Limited, the Lloyd’s managing agent of Syndicate 4711, which has its underwriting capacity provided by Aspen’s subsidiary Aspen Underwriting Limited, a Lloyd’s corporate member. In addition, Catalina Services UK Limited and Aspen U.K. Syndicate Services Limited are also domiciled in the U.K. and provide insurance distribution services for purposes of certain U.K. insurance regulations.

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

A group supervisor may impose certain requirements on the insurance group, including to make provision for, among other things: (1) assessing the financial situation and the solvency position of the insurance group and/or its members and (2) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure. These requirements as applied in substance to us or our affiliates have been applied as part of larger prudential regulatory initiatives.

Government agencies and insurance standard setters in the U.S. and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the adoption in 2019 of the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”) by the International Association of Insurance Supervisors (“IAIS”). ComFrame will apply for all large internationally active insurance groups (“IAIGs”) designated as an IAIG by their group-wide supervisor. On February 6, 2024, the Iowa Insurance Division (the “IID”) identified Apollo as meeting the criteria as an IAIG and further identified Athene as the head of the IAIG. In general, the head of the IAIG is the uppermost entity to which obligations associated with an IAIG designation attach. As a result of these identifications, we expect Athene to be subject to the relevant capital standard that the U.S. applies to IAIGs. The IID further identified itself as the Group-Wide Supervisor for Apollo (in a distinct capacity from its role as supervisor for Athene). Iowa has been effectively serving in this role for a significant period of time; this identification is a formal recognition of the IID’s existing supervisory relationship to Apollo. At this time, we do not expect a significant impact on Athene’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on Athene’s capital position or capital structure and any other burdens being named an IAIG may impose on Athene or its insurance affiliates.

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

Restrictions on Dividends and Other Distributions

Our U.S. insurance subsidiaries are also subject to restrictions on the payment of dividends. Any proposed dividend in excess of the amount permitted by law is considered an extraordinary dividend or extraordinary distribution and may not be paid until it has been approved, or generally a 30-day waiting period has passed during which it has not been disapproved, by the Commissioner. In addition, Bermuda regulated insurers are strictly prohibited from declaring or paying any dividends unless certain financial conditions are met or prior approval from the BMA is received.

Consumer Protection Laws and Privacy and Data Security Regulation

Federal and state consumer protection laws affect our operations. As part of the Dodd-Frank Act, Congress established the Consumer Financial Protection Bureau to supervise and regulate institutions that provide certain financial products and services to consumers. In addition, the Gramm-Leach-Bliley Act of 1999 implemented fundamental changes in the regulation of the financial services industry in the United States and includes privacy and security requirements for financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, limitations on the re-disclosure and re-use of such information and requirements to notify customers and other individuals about their policies and practices relating to their collection and disclosure of such information and their practices relating to protecting the security and confidentiality of that information.

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

Outside of the U.S., our subsidiaries and the funds that we manage, including Apollo Management International LLP, Apollo Credit Management International Limited, Apollo Asset Management Europe LLP, Apollo Asset Management Europe PC LLP, Apollo Investment Management Europe LLP, Apollo Investment Management Europe (Luxembourg) S.à r.l., Apollo Capital Solutions Europe B.V., Apollo Advisors (Mauritius) Ltd, AION Capital Management Limited, Apollo Management Singapore Pte. Ltd., Apollo Management Singapore Pte. Ltd., Apollo Management Asia Pacific Limited, Apollo Management Japan Limited, PK AirFinance Japan Godo Kaisha and PK AIR 1 JPN Godo Kaisha, are subject to regulation in the European Union, the Abu Dhabi Global Market, the U.K., India, Mauritius, Singapore, Australia, Hong Kong and Japan.

Other Regulatory Considerations. Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information, cybersecurity and AI. Any failure to comply with these regulations could expose us to liability and/or reputational damage.

Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures, such as our code of ethics, compliance systems, communication of compliance guidance and employee education and training. We have a compliance group that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Compliance Officer supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, anti-bribery, financial crimes compliance, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.

Apollo has established certain one-way and/or two-way information barriers in respect of discrete investment strategies (based on established policies and procedures in respect of information barriers). However, we generally operate without permanent information barriers between our asset management businesses. In an effort to manage possible risks resulting from our decision not to implement these barriers, our compliance personnel maintain restricted securities lists and other internal controls. We could in the future decide that it is advisable to establish permanent information barriers, particularly as our business expands and diversifies. In such event our ability to operate as an integrated platform would be restricted.

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

Our businesses are materially affected by conditions in the political environment and financial markets and economic conditions throughout the world, such as changes in interest rates, availability of credit, inflation rates (including persistent inflation), economic uncertainty, changes in laws (including laws relating to taxation), changes in governmental policy and regulatory reform, changes in trade or immigration policy, tariffs and trade sanctions on goods, trade wars, U.S.-China relations, commercial and trading relations between the United States, Canada, Mexico and the European Union, imposition or maintenance of trade barriers (including tariffs), labor shortages, the ongoing Russia-Ukraine conflict, the conflicts in the Middle East, the tensions between China and Taiwan, supply chain disruptions, economic, political, fiscal and/or other developments in or affecting Eurozone countries, commodity prices, currency exchange rates and controls, wars, other national and international political circumstances (including terrorist acts or security operations), natural disasters, climate change, pandemics or other severe public health crises and other events outside of our control. Market uncertainty and volatility could also be magnified as a result of the new U.S. administration and resulting uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies, such as threatened or imposed tariffs on imports from various countries, including China, Mexico, and Canada.

Both domestic and international markets continued to experience significant inflationary pressures in fiscal year 2024 and inflation rates in the U.S., as well as in other countries in which we operate, could continue at elevated levels for the near term. Although the Federal Reserve in the U.S. and central banks in various other countries have started to cut interest rates as the rate of inflation slowly weakened, they may again raise interest rates in response to concerns about inflation in the future, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Interest rate risk poses a significant market risk to us as a result of interest rate-sensitive assets (e.g., fixed income assets) and liabilities (e.g., fixed deferred and immediate annuities) held by us and by the portfolio companies of the funds we manage. Certain portfolio companies of the funds we manage may also be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on their loans, particularly if interest rates rise further in response to inflation. In addition, any projected future decreases in such portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our and our funds’ investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

The ongoing conflict between Russia and Ukraine and the conflict in the Middle East have increased global economic and political uncertainty. Furthermore, governments in the U.S., U.K., and EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, and additional controls and sanctions could be enacted in the future. We are continuing to actively monitor the situations in Russia, Ukraine and the Middle East and assess their impact on our business and the business and operations of the portfolio companies of the funds we manage (particularly the impact on portfolio companies that operate in industries such as chemicals, oil and gas and aviation). We have no significant exposure to Russia, Ukraine or the Middle East and as such, to date, these conflicts have not had a material impact on our business, financial condition or results of operations. However, it is possible that these conflicts may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. Any global energy crisis, including as a result of restrictions on Russia's energy exports or any future continuation or expansion of the Middle East conflicts, could similarly have an adverse impact on certain of the geographies where we do business and certain business and operations of the portfolio companies of the funds we manage. We cannot predict the impact these conflicts may have on the global economy or our business, financial condition and operations in the future. These conflicts may also heighten the impact of other risks described herein.

Additionally, investing in securities and other financial instruments of companies organized or based outside the U.S. and operating outside the U.S. may also expose us to increased compliance risks, as well as higher compliance costs to comply with U.S. and non-U.S. anti-corruption, anti-money laundering and sanctions laws and regulations. These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.

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

We and the portfolio companies of the funds we manage face a number of risks associated with climate change, including both transition and physical risks. The transition risks that could impact us and the investments of the funds we manage include those risks related to the impact of U.S. and foreign climate-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, our investments, and the investments of the portfolio companies of the funds we manage, are subject to risks stemming from the physical impacts of climate change. In particular, climate change may impact asset prices, increase insurance costs and decrease the value of investments linked to real estate. For example, rising sea levels may lead to decreases in real estate values in coastal areas. We and the funds we manage could have significant concentrations of real estate investments and collateral underlying investments linked to real estate in areas of the United States prone to severe weather and climate events, including California, sections of the northeastern U.S., the South Atlantic states and the Gulf Coast.

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

We are subject to risks associated with pandemics, epidemics, disease outbreaks and other public health crises. Such public health crises could adversely affect our business in a number of ways, including by adversely impacting the valuations of the investments made by our asset management and retirement services businesses, which are generally correlated to the performance of the relevant equity and debt markets; increasing volatility in the financial markets; preventing us from capitalizing on certain market opportunities; causing prolonged asset price inflation and hampering our asset management business’ ability to deploy capital or to deploy capital as profitably; interrupting global or regional supply chains; hurting consumer confidence and economic activity; reducing opportunities for our asset management business to successfully exit existing investments; straining our liquidity, which may impact our credit ratings and limit the availability of future financing; impairing our asset management business’ equity investments and impacting the ability of the portfolio companies of our asset management business to meet their respective financial obligations and comply with existing covenants; increasing the rate at which policyholders of our insurance products withdraw their policies; and reducing our ability to understand and foresee trends and changes in the markets in which we operate.

Operating Risks

A portion of our revenues, earnings and cash flow is highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis, which may cause the price of our shares to be volatile.

A portion of our revenues, earnings and cash flow is highly variable, primarily due to the fact that performance fees from our asset management business and the transaction, advisory and other fees that we receive, can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of the funds and other vehicles we manage are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of investments of the funds and other vehicles we manage, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, policyholder behavior, the degree to which we encounter competition and general economic and market conditions. Our future results will also be significantly dependent on the success of the larger funds we manage (e.g., Fund VIII, Fund IX, Fund X and AAA), changes in the value of which may result in fluctuations in our results. In addition, performance fees from some of the funds and other vehicles we manage are subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative performance fees on individual portfolio investments in excess of the amount of performance fees it would be entitled to from the profits calculated for all portfolio investments in the aggregate. Such variability may lead to volatility in the trading price of our shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in earnings and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our shares or increased volatility in the price of our shares in general.

The timing of performance fees generated by the funds and other vehicles we manage is uncertain and will contribute to the volatility of our results. Performance fees depend on the performance of the funds and other vehicles we manage. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value or other proceeds of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash or other proceeds. We cannot predict when, or if, any realization of investments will occur. Generally, if the funds we manage were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. With respect to a number of credit funds, our performance fees are generally paid annually, semi-annually or quarterly, and the varying frequency of these payments will contribute to the volatility of our revenues and cash flow. Furthermore, we earn these performance fees only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular threshold, which is referred to as a “high water mark.” Such performance fees we earn are therefore dependent on the net asset value of investors’ investments in the fund or vehicle, which could lead to significant volatility in our results.

We may not be successful in expanding into new investment strategies, geographic markets and businesses and new types of investors, each of which may result in additional risks and uncertainties in our businesses.

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

We have increasingly undertaken business initiatives to increase the number and type of products, including externally managed vehicles, offered to investors, especially individual (non-institutional) investors (including investors often described as high net worth individuals, family offices and mass affluent individuals), in the U.S. and other jurisdictions around the world. Our investment adviser subsidiaries or affiliates currently externally manage or advise a number of such vehicles, and a number of other vehicles are expected to be launched at various times in the future. In some cases, the offerings are distributed to such investors indirectly through third-party managed vehicles sponsored by brokerage firms, private banks or other third parties, and in other cases directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases, we create products specifically designed for direct investment by individual investors in the U.S., many of whom are not accredited investors, or similar investors in non-U.S. jurisdictions, including in Europe and Asia. Such products are regulated by the SEC in the U.S. and by other similar regulatory bodies in other jurisdictions.

Accessing individual investors and selling products directed at such investors exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks, an increased compliance burden, and more complex administration and accounting operations. We may be subject to claims related to matters such as the adequacy of disclosures, appropriateness of fees, suitability and board of directors’ oversight, each which could result in civil lawsuits, regulatory penalties and enforcement actions. Our registered investment advisers could also be subject to direct or derivative claims from a fund’s investors or board of directors for alleged mismanagement of the fund. In addition, regulatory requirements imposing limitations on the ability of affiliates of certain of our vehicles to engage in certain transactions may limit our funds’ ability to engage in otherwise attractive investment opportunities.

We continue to distribute products through new channels and markets, including through unaffiliated third-party firms, and we may not be able to effectively monitor or control the manner of distribution, which could result in litigation or regulatory action against us, including with respect to, among other things, claims that products distributed through such channels are distributed to investors for whom they are unsuitable, or claims related to conflicts of interest or the adequacy of disclosure to investors or claims that the products are distributed in a manner inconsistent with our regulatory requirements or otherwise inappropriate manner. In addition, regulations applicable to our arrangements with such distributors and channels increase the compliance burden associated with onboarding new distributors or pursuing new distribution channels, resulting in increased cost and complexity. Although we engage in due diligence and onboarding procedures that seek to uncover issues relating to the third parties through which individual investors access our products, we do not control and have limited information regarding many of these third-party channels and, therefore, we are exposed to the risks of reputational damage, regulatory scrutiny and legal liability to the extent such third parties improperly sell our products to investors.

Similarly, there is a risk that Apollo employees involved in the direct distribution of our products, or employees who oversee independent advisors, brokerage firms and other third parties around the world involved in distributing our products, do not follow our compliance and supervisory procedures. In addition, the distribution of such products, including through new channels, whether directly or through market intermediaries, could expose us to allegations of improper conduct and/or actions by state and federal regulators in the U.S. and regulators in jurisdictions outside of the U.S. with respect to, among other things, product suitability, distributor eligibility, investor classification, compliance with securities laws, conflicts of interest and the adequacy of disclosure to investors to whom our products are distributed through those channels.

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

The success of our businesses depends on the efforts, judgment, business relationships, personal reputations and continued service of our key personnel. The loss of the services of any of our key personnel or damage to their personal or professional reputation could have a material adverse effect on our business. Accordingly, our retention of our key personnel and our success in recruiting additional personnel is crucial to our success. If any of our key personnel were to join or form a competitor, our business could similarly suffer a material adverse effect. For example, some of the investors in the funds we manage could choose to invest with that competitor, another competitor or not at all, rather than in the funds we manage. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key personnel. We may also not succeed in recruiting additional personnel because the market for qualified professionals is extremely competitive. Efforts to retain or attract key personnel may result in significant additional expenses, which could adversely affect our profitability.

In addition, the governing agreements of certain of the funds we manage provide that in the event certain investment professionals and other key personnel fail to devote the requisite time to our businesses, the investment period will terminate. In some instances, such termination becomes effective only if coupled with a certain percentage in interest of the fund investors or the respective fund advisory board, if applicable, not voting to continue the investment period. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of the funds we manage would likely result in significant reputational damage to us.

Misconduct by our current and former employees, directors, advisers, third-party service providers or others affiliated with us could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

There is a risk that our employees, directors, advisers, third-party service providers or others affiliated with us could engage, including deliberately or recklessly, in misconduct or fraud that creates legal exposure for us and adversely affects our businesses. With respect to our retirement services business, our insurance businesses rely on third-party intermediaries to sell our products and services and we further rely on third-party administrators to administer a portion of our annuity contracts as well as our legacy life insurance business. If anyone associated or affiliated with us, or the portfolio companies of the funds we manage, were to engage, or be accused of engaging, in illegal or suspicious activities, sexual harassment, impermissible discrimination, improper use or disclosure of confidential information, fraud, payment or solicitation of bribes, misrepresentation of products and services or any other type of similar misconduct or violation of other laws and regulations, we could suffer serious harm to our brand, reputation, be subject to penalties or sanctions, face difficulties in raising funds, suffer serious harm to our financial position and current and future business relationships, as well as face potentially significant litigation or investigations.

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

Although we are not currently aware of any cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyberattack techniques used change frequently and are not recognized until launched, the full scope of a cyberattack may not be realized until an investigation has been performed and cyberattacks can originate from a wide variety of sources. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. Although we take protective measures and endeavor to strengthen our computer systems, software, technology assets and networks to prevent and address potential cyberattacks, there can be no assurance that any of these measures will prove effective. Furthermore, delays in the maintenance, updates, upgrading, or patching of our information systems could adversely impact their effectiveness or could expose us, as well as our clients and others who rely upon, or have exposure to, our systems, to security and other risks. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

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

As new technologies, including tools that harness generative artificial intelligence and other machine learning techniques, rapidly develop and become even more accessible, the use of such new technologies by us, our affiliates and our third party service providers will present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we and/or third party service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business.

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

We make and rely on certain assumptions and estimates regarding many matters related to our businesses, including valuations, interest rates, investment returns, expenses and operating costs, tax assets and liabilities, tax rates, business mix, surrender activity, mortality and contingent liabilities. We also use these assumptions and estimates to make decisions crucial to our business operations. We use assumptions and estimates to make decisions about pricing, target returns and expense structures for our insurance subsidiaries’ products and pension group annuity transactions; determining the amount of reserves our retirement services business is required to hold for its policy liabilities; determining the price our retirement services business will pay to acquire or reinsure business; determining the hedging strategies we employ to manage risks to our business and operations; and determining the amount of regulatory and rating agency capital that our insurance subsidiaries must hold to support their businesses. Similarly, our management teams make similar assumptions and estimates in planning and measuring the performance of our asset management business. In addition, certain investments and other assets and liabilities of our asset management business and our retirement services business must be, or at our election are, measured at fair value the determination of which involves the use of various assumptions and estimates and considerable judgment. The factors influencing these various assumptions and estimates cannot be calculated or predicted with certainty, and if our assumptions and estimates differ significantly from actual outcomes and results, our business, financial condition, results of operations, liquidity and cash flows may be materially and adversely affected.

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

Many of the funds we manage invest in securities or other financial instruments that are not publicly traded or are otherwise viewed as “illiquid.” In many cases, the funds we manage may be permitted by contract or by applicable securities laws to sell such securities only after a period of time and then only at such times when we do not possess material nonpublic information. The ability of many funds, particularly the private equity funds, to dispose of investments is heavily dependent on the capital markets and in particular the public equity markets. Many of the funds we manage invest in private credit opportunities and the ability to dispose of such instruments prior to maturity is heavily dependent upon the secondary trading market for such instruments. Such markets are still developing and could be subject to periods where the general partner of the fund deems the level of trading not to be appropriate. Furthermore, large holdings even of publicly traded securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, the funds we manage may be forced, under certain conditions, to sell securities at a loss.

In addition, many investments by our retirement services business are in securities that are not publicly traded or that otherwise lack liquidity, such as its privately placed fixed maturity securities, below investment grade securities, investments in mortgage loans and other alternative investments. These relatively illiquid types of investments are recorded at fair value. If a material liquidity demand is triggered and we are unable to satisfy the demand with the sources of liquidity available to us, our retirement services business could be forced to sell certain of its assets and there can be no assurance that it would be able to sell them for the values at which such assets are recorded and it might be forced to sell them at significantly lower prices. In many cases, our retirement services business may also be prohibited by contract or applicable securities laws from selling such securities for a period of time. Thus, it may be impossible or costly to liquidate positions rapidly in order to meet unexpected withdrawal or recapture obligations. This potential mismatch between the liquidity of assets and liabilities could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

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

We rely on the debt and equity financing markets for the operation of our business. To the extent that debt and equity markets render financing difficult to obtain, refinance or extend, or more expensive, this may have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows. In addition, the ability of the funds we manage to exit investments on favorable terms or at all is heavily dependent on the condition of the applicable markets.

Many of the funds we manage utilize subscription lines of credit, net asset value-based fund finance facilities or similar financing arrangements, margin loans or other derivative financing arrangements to fund operations and investments, including their equity contributions in a portfolio company. Some of these are also intended as a source of longer-term borrowings for investments by the relevant funds. In other cases, some funds make investments through the use of such facilities or arrangements that are backed by the fund’s investment portfolio. The interest expense and other costs incurred in connection with such indebtedness may not be recovered by appreciation in the assets purchased or carried, and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated in the event of a decline in the market value of such assets. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. The inability to obtain such financing on attractive terms or at all may impact the ability of the funds we manage to achieve targeted rates of return.

Additionally, certain investments by the funds we manage rely heavily on the use of leverage. The absence of available sources of debt financing for extended periods of time could materially and adversely affect the funds we manage. In the event that funds we manage are unable to obtain committed debt financing for potential investments, including acquisitions, or can only obtain debt at an increased interest rate or otherwise on unfavorable terms, such funds may be forced to find alternative sources of financing (including equity), may have difficulty completing otherwise profitable investments or may generate profits that are lower than would otherwise be the case, any of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by counterparties with which funds we manage have contracted to effectuate an investment transaction (i.e., sellers of businesses that funds we manage may have contracted to purchase). In addition, to the extent that the current markets make it difficult or impossible for a portfolio company to refinance debt that is maturing in the near term, it may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or it may be unable to repay such debt at maturity and be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Furthermore, investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt.

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

Artificial intelligence could increase competitive, operational, legal and regulatory risks to our businesses in ways that we cannot predict.

Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”) and their current and potential future applications, including in the private investment, financial and insurance sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict. AI Technologies could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows. We also face competitive risks if we fail to adopt AI Technologies in a timely fashion.

We intend to avail ourselves of the potential benefits, insights and efficiencies that are available through the use of AI Technologies, which presents a number of potential risks that cannot be fully mitigated. If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI Technologies is incomplete, incorrect, inadequate or biased in some way, it may result in flawed algorithms, reduce the effectiveness of AI Technologies and adversely impact us and our operations. There is also a risk that AI Technologies and data used therewith may be misused or misappropriated by our employees or third-party service providers or other third parties. Further, we may not be able to control how third-party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data, including material non-public information, could have an adverse impact on our reputation, subject us to legal and regulatory investigations and/or actions and create competitive risk.

The use of AI Technologies also requires our compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI Technologies, including intellectual property infringement and misappropriation claims, that could have a material and adverse impact on our business, financial condition, results of operations, liquidity and cash flows.
Risks Relating to Our Asset Management Business

We may experience a decline in revenue from our asset management business.

In our asset management business, we derive revenues from:

•capital committed to the funds, invested by the funds, or the net asset value of the funds;
•management fees, which are based generally on the amount of capital committed or invested in, or the net asset value of, the funds we manage;
•in connection with services relating to investments by the funds we manage, fees earned or otherwise collected by one or more service providers affiliated with us;
•performance fees, based on the performance of the funds we manage; and
•investment income from our investments, including as general partner.

If a fund we manage performs poorly, we will receive little or no performance fees with regard to the fund and little income or possibly losses from any principal investment in the fund. Furthermore, if, as a result of poor performance of later investments in a fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we could be obligated to repay the amount by which performance fees that were previously distributed to us exceeds amounts to which we are ultimately entitled. We have in the past, and may in the future, incur such clawback repayment obligations in respect of the funds we manage.

A variety of fees that we earn, such as origination, syndication, arranger, placement, sourcing, structuring and other similar fees, are driven in part by the pace at which the funds we manage commit to make or make investments. Any decline in the pace at which the funds we manage make investments would reduce our origination, syndication, arranger, structuring, sourcing and other similar fees and could make it more difficult for us to raise capital. Likewise, any increase in the pace at which the funds we manage exit investments would reduce origination, syndication, arranger, structuring, sourcing and other similar fees to the extent additional investment opportunities are not available to redeploy all or a portion of the proceeds. In addition, we will experience a decrease in the amount of fee revenue if we share with fund investors a larger portion, or all, of certain types of fees generated by funds’ investments, such as management consulting fees and merger and acquisition transaction advisory fees, or if expenses arising from the operation of the funds we manage are borne by us alone, rather than the funds.

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

In each instance, a decrease in the fees we receive from the funds we manage and other operating activities will lead to a decrease in our revenues and may have a materially adverse impact on our business and results of operations.

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

Certain institutional investors have publicly criticized compensation arrangements, including management consulting fees and merger and acquisition transaction advisory fees. Although we have no obligation to modify any fees or other terms with respect to the funds we manage, we experience pressure to do so. In addition, certain institutional investors, including sovereign wealth funds and public pension funds, continue to demonstrate an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. Even though we have entered into such strategic arrangements, there can be no assurance that such alternatives will be as profitable to us as traditional investment fund structures. While we have historically competed primarily on the performance of the funds we manage, and not on the level of our management fees or performance fees relative to those of our competitors, there is a risk that management fees and performance fees in the alternative investment management industry will decline, without regard to the historical performance of a manager. Management fee or performance fee reductions on existing or future funds, without corresponding decreases in our cost structure even if other revenue streams increase, would adversely affect our revenues and profitability.

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

The governing agreements of certain of the funds we manage allow the investors of those funds to, among other things, (i) terminate the investment period of the fund in the event that certain “key persons” fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the investment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain “key persons” engage in certain forms of misconduct, (iii) dissolve the fund or terminate the investment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote, or (iv) dissolve the fund or terminate the investment period upon a change of control. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of the funds we manage would likely result in significant reputational damage to us.

Investors in some of the funds we manage may also at times redeem their investments on an annual, semiannual, quarterly or monthly basis following the expiration of a specified period of time when capital may not be redeemed (typically between one and five years). In a declining market, the pace of redemptions and consequent reduction in our AUM could accelerate. We also refer to a significant portion of our AUM as perpetual capital or permanent capital as such assets have an indefinite duration and may only be withdrawn under certain conditions or subject to certain limitations. The investment management, advisory or other service agreements with our perpetual capital vehicles may be terminated under certain circumstances and investors can redeem from certain perpetual capital vehicles subject to certain conditions and limitations. This perpetual capital component of our AUM should not be viewed as being permanent without exception given that the assets can be subject to material reductions and even termination. The decrease in revenues that would result from significant redemptions in these funds or material reductions in, or terminations with respect to, our perpetual capital could have a material adverse effect on our businesses, revenues, net income and cash flows.

We are also subject to certain guidelines regarding investment allocation and strategy and other investment restrictions or limitations imposed by the governing documents of the funds we manage as well as arrangements with investors in the funds, accounts and other vehicles we manage. Our failure to comply with such guidelines, restrictions or limitations could result in clients terminating their investment management agreements with us, and investors seeking to withdraw from funds and/or being unwilling to commit new capital, which could cause our earnings to decline.

Certain investors have placed increased importance on the impact of investments made by the funds to which they commit capital on environmental, social and governance-related issues and certain other investors may sell to minimize or restrict the application of such restraints on the investment-deployment process. Consequently, certain investors may decide not to commit capital in fundraises, or to withdraw previously committed capital from the funds we manage, based on their evolving priorities. Certain investors may also condition capital commitments in a way that may constrain our capital deployment opportunities, including by limiting investment opportunities in certain sectors, or taking certain actions, or refraining therefrom, that could adversely impact the value of an investment or that could improve the value of an investment. In addition, regulatory initiatives requiring asset managers and investors to classify certain funds and their investments against certain criteria are becoming not uncommon. Some categorization requirements may be subjective and, accordingly, open to interpretation. If regulators disagree with the categorization methodologies we use, or new regulations, legislation, or regulatory guidance require a methodology of measuring or disclosing sustainability-related information that is diﬀerent from our current practice, it could have an adverse eﬀect on fundraising eﬀorts. Given the scrutiny on environmental, social and governance-related matters as well as the increasing number of regulatory obligations relating to our business, our investors, the funds we manage, and their investments, we risk being perceived as or accused of making inaccurate or misleading statements regarding the investment strategies of the funds we manage, as well as about our, the funds’, and their investments’ performance against sustainability-related measures and/or initiatives. Any such perception or accusation could adversely impact our ability to raise capital and attract new investors.

Conversely, so-called “anti-ESG” and “anti-DEI” sentiment has also gained momentum across the U.S., with several states and federal authorities having enacted or proposed “anti-ESG” policies, legislation or issued executive orders and legal opinions and engaged in related investigations and litigation. For example, boycott bills in certain states target financial institutions that are perceived as “boycotting” or “discriminating against” companies in certain industries (e.g., energy and mining) and prohibit government entities from doing business with such institutions and/or investing the government’s assets (including pension plan assets) through such institutions. Similar policies have been implemented or are being proposed at the federal level. In addition, certain jurisdictions now require that relevant government entities or managers/administrators of government investments make investments based solely on pecuniary factors without consideration of environmental, social and governance factors. If investors subject to such legislation viewed our funds, policies or practices as being in contradiction of such “anti-ESG” or “anti-DEI” policies, legislation, executive orders or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect the price of our common stock. A regulatory framework that opposes funds or vehicles that apply ESG principles to their investment criteria also makes it harder for those funds or vehicles to operate across jurisdictions. In addition, certain investments by funds or vehicles we manage may have been based in part on projections regarding the availability of government programs encouraging the development of alternative energy sources and products, and changes to such programs may affect the anticipated profitability of those investments.

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
•Political changes could affect the anticipated profitability or viability of investments by certain of the funds we manage.
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

Our performance and the performance of many of the funds we manage are significantly affected by the value of the companies in which the funds we manage have invested. The funds we manage invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic, political and market factors. For example:

•The performance of certain of the portfolio companies of the funds we manage in the leisure and hospitality industry has been negatively impacted by macroeconomic conditions, such as inflation, and geopolitical events, such as the conflict between Russia and Ukraine and the conflicts in the Middle East.
•The performance of the investments of the funds we manage in the commodities markets is substantially dependent upon prevailing prices of oil and natural gas.
•The investments of the funds we manage in companies in the financial services and finance sectors, including consumer, are subject to government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements each of which may impact the conduct of such portfolio companies.
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

In addition, portfolio companies of the funds we manage across a wide range of industries experienced in the past significant challenges in their global supply chain, including shortages in supply, or disruptions or delays in shipments, of certain materials or components used in their products, and related price increases. While many of these portfolio companies were able to manage the challenges associated with these delays and shortages without significant disruption to their business, no assurance can be given that these efforts will be successful in the case of future supply chain constraints. Deterioration in the domestic or international economic environment may cause decreased demand for the products and services of the portfolio companies of the funds we manage and increased competition, which could result in lower sales volume and lower prices for their products, longer sales cycles, and slower adoption of new technologies.

The performance of the funds we manage, and our performance, may be adversely affected to the extent the portfolio companies of the funds we manage experience adverse performance or additional pressure due to downward trends in their respective industries.

The funds that we manage in our credit strategy are subject to numerous additional risks.

The funds we manage in our credit strategy are subject to numerous additional risks, including the risks set forth below.

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
•Certain of these funds originate, acquire or participate in (including through assignments and sub-participation) loans, including, but not limited to, secured and unsecured notes, senior and second lien loans, mezzanine loans, non-performing loans or other high-risk receivables and other similar investments in below investment grade or unrated debt, or preferred equity securities with debt-like or convertible features, which are or may become illiquid.
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

In order to improve or maintain their financial strength ratings, management may attempt to implement strategies which improve capital ratios or other measures and perceptions of our subsidiaries. We cannot guarantee any such measures will be successful. We cannot predict what actions NRSROs may take in the future, and failure to maintain current financial strength ratings could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Liquidity risk is a manifestation of events that are driven by other risk types (e.g., market, policyholder behavior, operational). A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources, such as the AHL credit facility and AHL liquidity facility, may be unavailable or inadequate to satisfy the liquidity demands described below. Geopolitical and macroeconomic conditions contribute to volatility in the financial markets and may restrict the liquidity sources available to us and further may result in an increase of our liquidity demands. We primarily have liquidity exposure through our collateral market exposure, asset liability mismatch, dependence on the financial markets for funding and funding commitments. If a material liquidity demand is triggered and we are unable to satisfy the demand with the sources of liquidity readily available to us, it may have a material adverse impact on our business, financial condition, results of operations, liquidity and cash flows.

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

In any particular year, our subsidiaries’ capital ratios and/or statutory surplus amounts may increase or decrease depending on a variety of factors, some of which are outside of our control and some of which we can only partially control, including, but not limited to, the following: the amount of statutory income or loss generated by our insurance subsidiaries; the amount of additional capital our insurance subsidiaries must hold to support their business growth; changes in reserve requirements applicable to our insurance subsidiaries; changes in market value of certain securities in our investment portfolio; recognition of write-downs or other losses on investments held in the investment portfolio of our retirement services business; changes in the credit ratings of investments held in the investment portfolio of our retirement services business; changes in the value of certain derivative instruments; changes in interest rates; credit market volatility; changes in policyholder behavior; changes in corporate tax rates; changes to the RBC formulas and interpretations of the NAIC instructions with respect to RBC calculation methodologies; and changes to the ECR, Bermuda Solvency Capital Requirement (“BSCR”), or target capital level (“TCL”) formulas and interpretations of the BMA’s instructions with respect to ECR, BSCR, or TCL calculation methodologies.

Further to NAIC activities with respect to RBC calculation methodologies, the NAIC has recently adopted and is currently considering a variety of reforms to its RBC framework, which could increase the capital requirements for our U.S. insurance subsidiaries. For example, the NAIC recently adopted changes to certain statements of statutory accounting principles in connection with its principles-based bond project, which are currently scheduled to become effective on January 1, 2025, setting forth the factors to determine whether an investment in asset-backed securities qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term invested assets), the latter of which could result, among other things, in the capital charge treatment of an investment being less favorable. The NAIC also adopted an interim change to the life RBC formula for year-end 2023 and 2024 reporting to increase the RBC base factor for residual tranches of structured securities, and increased the base factor in 2024. In addition, the NAIC is reviewing changes related to filing exempt status for certain securities, including a proposal that sets forth procedures for the NAIC’s review of investments that are exempt from filing with the NAIC’s Securities Valuation Office, which could result in, among other things, the capital charge treatment of the investment being less favorable.

In March 2024, the BMA published revised rules and new guidance notes to enhance Bermuda’s regulatory regime for commercial insurers. The material enhancement to the framework includes updates to the technical provisions, the computation of the BSCR and the BSCR adjustment framework.

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

Our retirement services business faces single issuer concentration risk both in the context of strategic alternative investments, in which it occasionally holds significant equity positions, and large asset trades, in which it generally holds significant debt positions. The most significant concentration risk exposures of our retirement services business arising in the context of strategic alternative investments, on a risk-adjusted basis, is its investment in Athora, an insurance holding company focused on the European life insurance market. Given our retirement services business’ significant exposure to these issuers, it is subject to the risks inherent in their business. For example, as a life insurer, Athora is subject to credit risk with respect to its investment portfolio and mortality risk with respect to its product liabilities, each of which may be exacerbated by unforeseen events. Further, Athora has significant European operations, which expose it to volatile economic conditions and risks relating to European member countries and withdrawals thereof. In addition, Athora is subject to multiple legal and regulatory regimes that may hinder or prevent it from achieving its business objectives. To the extent that our retirement services business suffers a significant loss on its investment in these issuers, including Athora, our financial condition, results of operations and cash flows could be adversely affected.

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

A significant portion of the net invested assets of our retirement services business is invested in real estate-related assets. Any significant decline in the value of real estate generally or the occurrence of any of the risks described elsewhere in this report with respect to the real estate-related investments of our retirement services business could materially and adversely affect our financial condition and results of operations. Specifically, through the investments of our retirement services business in CML and CMBS, we have exposure to certain categories of commercial property, including office buildings and retail, that have been adversely affected by the continuing work from home trend. In addition, the CML our retirement services business holds, and the CML underlying the CMBS that our retirement services business holds, face both default and delinquency risk.

Our retirement services business is subject to significant operating and financial restrictions imposed by its credit agreements and certain letters of credit and it is also subject to certain operating restrictions imposed by the indentures to which it is a party.

On June 30, 2023, AHL, ALRe, AUSA and AARe, as borrowers, entered into a five-year revolving credit agreement with a syndicate of banks and Citibank, N.A., as administrative agent (the “AHL credit facility”). Also on June 28, 2024, AHL and ALRe entered into a new revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent (the “AHL liquidity facility”), which replaced the previous revolving credit agreement dated as of June 30, 2023. The AHL credit facility, the AHL liquidity facility and certain AHL letters of credit also entered into contain various covenants, which restrict the operations of our retirement services business. As a result of these restrictions, our retirement services business may be limited in how it conducts its operations and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities.

In addition to the covenants to which our retirement services business is subject pursuant to the AHL credit facility, AHL liquidity facility and certain letters of credit, AHL is also subject to certain limited covenants pursuant to the indentures, dated January 12, 2018 and March 7, 2024, by and between AHL and U.S. Bank National Association, as trustee, as supplemented by the applicable supplemental indentures, by and among us and U.S. Bank National Association, as trustee, (the “AHL Indentures”). The AHL Indentures contain restrictive covenants which limit, subject to certain exceptions, AHL’s and, in certain instances, some or all of its subsidiaries’ ability to make fundamental changes, create liens on any capital stock of certain of AHL’s subsidiaries, and sell or dispose of the stock of certain of AHL’s subsidiaries.

The terms of any future indebtedness of our retirement services business may contain additional restrictive covenants.

Conflicts of Interest

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.

We increasingly confront potential and actual conflicts of interest relating to our business, our investment activities and the investment activities of the funds we manage. As an asset manager, conflicts of interest can arise in connection with investment decisions, including regarding the identification, making, management, valuation, disposition, and timing of a fund’s investments. These conflicts of interest include conflicts that arise among the funds we manage as well as between us and the funds we manage and other client accounts, including investment allocation decisions. Certain inherent conflicts of interest arise from the fact that (i) we provide investment management services to more than one fund or client, (ii) the funds we manage often have one or more overlapping investment strategies, and (iii) we could choose to allocate an investment to more than one fund or to ourselves. Also, the investment strategies employed by us for current and future clients, or on our own behalf, could conflict with each other, and may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more clients. If participation in specific investment opportunities is appropriate for more than one of the funds or other advisory clients we manage, participation in such opportunities will be allocated pursuant to our allocation policies and procedures, which take into account the terms of the relevant partnership or investment management agreement as well as the decisions of our allocations committees.

In addition to the potential for conflict among the funds and accounts we manage, we face the potential for conflict between us and the funds and accounts we manage. These conflicts may include: (i) the allocation of investment opportunities between Apollo and the funds and accounts Apollo manages; (ii) the allocation of investment opportunities among funds and accounts with different performance fee structures, or where our personnel have invested more heavily in one fund than another; (iii) the determination of what constitutes fund-related expenses and the allocation of such expenses between us and our managed funds and accounts; (iv) the ability of our personnel to, in certain circumstances, make investments in the funds we manage or funds managed by third parties on more favorable terms; and (v) the execution of securities trades by Apollo’s affiliated broker-dealer on behalf of the funds and accounts we manage.

Further, from time to time, issues arise that present actual conflicts of interest, including between us and the funds we manage, among the funds we manage, or between our employees and the funds we manage. Examples of such conflicts include, without limitation, side-by-side managed funds with overlapping investment mandates; affiliated transactions (including principal transactions, cross trades, and agency cross trades) between (a) the funds we manage and/or between the funds we manage and Apollo and/or their portfolio investments, and/or (b) our managed accounts and funds and an affiliated broker-dealer; multi-tranche investments where the funds we manage are invested in one or more tranches of a portfolio investment while others are invested on a non-pari passu basis in the same or different tranches of such investment; and the use of affiliated service providers, including the execution of securities trades by Apollo’s affiliated broker-dealer on behalf of the funds and accounts we manage and/or the engagement of an affiliated fund servicer. Funds we manage hold interests in businesses, including operating companies and/or portfolio investments, that originate assets on a recurring basis, which we refer to as origination platforms. Through their origination business, the origination platforms create investment opportunities for us, our affiliates, as well as for the funds we manage in addition to third parties. Where such investment opportunities are allocated to the funds we manage, they can give rise to management fees, incentive compensation payable or allocable to us, and additional transaction-based compensation payable to our affiliated service providers, including the capital solutions fees discussed herein, which gives rise to conflicts of interest among us and the funds we manage.

The governing documents of the funds we manage typically do not mandate specific allocations with respect to co-investments. The investment advisers of the funds and accounts we manage have an incentive to provide potential co-investment opportunities to certain investors in lieu of others and/or in lieu of an allocation to the funds we manage (including, for example, as part of an investor’s overall strategic relationship with us) if such allocations are expected to generate relatively greater fees or performance allocations to us than would arise if such co-investment opportunities were allocated otherwise.

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

Apollo has established certain one-way and/or two-way information barriers in respect of discrete investment strategies (based on established policies and procedures in respect of information barriers). However, because we generally operate without the permanent information barriers in our asset management business that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions, our executive officers, investment professionals or other employees may acquire confidential or material non-public information and, as a result, they, we, the funds we manage and other clients may be restricted from initiating transactions in certain securities. In the event that any of our employees obtains such material non-public information, we may be restricted in acquiring or disposing of investments on behalf of the funds we manage, which could impact the returns generated for such funds. Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material non-public information could fail and result in us, or one of our investment professionals, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory, financial or judicial sanctions and, as a consequence, negatively impact our ability to provide our investment management services to our clients and the funds we manage.

The functions of certain of our affiliates also give rise to a number of conflicts of interest. For example, certain of our affiliates are broker-dealers registered with the SEC and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”), the U.K. Financial Conduct Authority and the European Securities and Market Authority that principally conduct private placements and provide services in respect of the underwriting and syndication of securities, transaction advisory services, capital markets advisory and structuring services, placement services, sourcing services and merger and acquisition advisory services, as well as certain authorized market making services. Additionally, certain of our affiliates and/or portfolio companies of the funds we manage provide a variety of services with respect to financial instruments, including loans, that are not subject to broker-dealer regulations, such as originating, administering, arranging, sourcing, structuring, placing and syndicating loans, debt advisory and other similar services to the funds we manage and their portfolio companies, as well as third parties. While we believe these kinds of transactions are beneficial to our clients and the funds we manage, the functions that our affiliates may perform give rise to a number of conflicts of interest, including, for example, with respect to the allocation of investment opportunities and the imposition of additional fees that are borne, directly or indirectly, by the funds we manage. Additionally, in secondary market trades involving securities, certain conflicts of interest and risks may be posed by our affiliated broker-dealer’s ability to execute trades on a principal, riskless principal, or agency basis and could elect to hold inventory of securities as part of its secondary market activities in anticipation of demand for such securities. Such activity may pose conflicts of interest relating to the allocation of investments and the allocation of fees and expenses to the funds and accounts we manage, as well as increased risks relating to the valuation of assets and asset liquidity.

In connection with the services rendered by our affiliates to the funds we manage and their portfolio companies, such affiliates and/or the portfolio companies receive fees from the funds we manage, portfolio companies of the funds we manage and third-party borrowers. Furthermore, a borrower or an issuer may view all fees, expense reimbursements and interest related to financing (or similar instrument) as one charge it is incurring as part of our financing package to them and therefore doesn’t distinguish between (x) the fees paid to our affiliates and (y) returns earned by the funds we manage whether in the form of interest, investment returns or other fees. As a result of a borrower or issuer taking this view, there could be less negotiation over fees paid to our affiliates, potentially resulting in reduced returns for the funds we manage and an incentive to pursue investment opportunities with greater fee opportunities for our affiliates even at the expense of the investment returns sought by our clients and the funds we manage. Consequently, our relationship with these entities may give rise to conflicts of interest between (i) us and portfolio companies of the funds we manage and/or (ii) us and the funds we manage. Additionally, certain personnel affiliated with our broker-dealers are associated with other affiliated organizations. We employ commercially reasonable efforts to use separate teams for investment opportunities (one for our affiliated investment manager and the other for our affiliated service provider) and identify the distinct services provided by each team. However, we may not be able to maintain a distinct set of services provided by the two teams for some investment opportunities, and such dual affiliation gives rise to conflicts of interest, including for example with respect to allocation of time, resources, and investment opportunities.

Certain of our executive officers and senior investment professionals have established family offices to provide investment advisory, accounting, administrative and other services to their respective family accounts (including certain charitable accounts) in connection with their personal investment activities unrelated to their investments in Apollo entities. The investment activities of the family offices, and the involvement of the executive officer or senior investment professional in these activities may give rise to potential conflicts between the personal financial interests of the executive officer or senior investment professional and the interests of us, any of our subsidiaries, the funds we manage, our clients or any stockholder other than such executive officer or senior investment professional.

From time to time, we finance, securitize or employ structured finance arrangements in respect of certain of our balance sheet assets. We could also employ structured financing arrangements with respect to co-investment interests and investments in other funds made by our entities (including, potentially, co-investments with the funds we manage). These structured financing arrangements could alter our returns and risk exposure with respect to the applicable balance sheet assets as compared to our returns and risk exposure if we held such assets outside of such structured financing arrangements, and could create incentives for us to take actions in respect of such assets that we otherwise would not in the absence of such arrangements or otherwise alter our alignment with investors in such investments. These arrangements could also result in us realizing liquidity with respect to our equity investment in a fund or other entity at a different point in time (including earlier) than the limited partners of such fund or entity.

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

In addition, the funds we manage may, subject to applicable requirements in their governing documents, which may include obtaining advisory board consent, determine to sell a particular portfolio investment into a separate vehicle, which may be managed by us, with different terms (i.e., longer duration) than the fund that originally acquired the portfolio investment, and provide fund investors with the option to monetize their investment with the fund at the time of such sale, or to roll all or a portion of their interest in the portfolio investment into a new vehicle. Under such circumstances, we may invest in or alongside the new vehicle, or hold the entirety of the portfolio investment sold by the fund through or alongside the new vehicle (i.e., in the event that all limited partners elect to monetize their investment at the time of sale to the new vehicle). As a consequence, conflicts of interest may arise across the funds we manage, limited partners, and us.

Most of the funds we manage obtain subscription line facilities and other financing arrangements to facilitate investments and operations, including the payment of fees and expenses. If a fund obtains a subscription line facility, the fund’s working capital needs will in most instances be satisfied through borrowings by the fund under the subscription line facility, and, less so, by drawdowns of capital contributions by the fund. As a result, capital calls are expected to be conducted in larger amounts on a less frequent basis in order to, among other things, repay borrowings and related interest expenses due under such subscription line facilities.

Where an investment fund uses borrowings under a subscription line facility or other financing arrangement in advance or in lieu of receiving capital contributions from investors to repay any such borrowings and related interest expenses, the use of such facility or arrangement will result in a different (and perhaps higher) reported internal rate of return than if the facility had not been utilized and instead capital contributions from investors had been contributed at the inception of an investment. Because the preferred return of investment funds typically does not accrue on such borrowings, but rather only accrues on capital contributions when made, the use of such subscription line facilities may reduce or eliminate the preferred return received by the investors and accelerate or increase distributions of performance-based allocation to the relevant general partner. This will provide the general partner with an economic incentive to fund investments through such facilities in lieu of capital contributions. However, since interest expense and other costs of borrowings under subscription lines of credit are an expense of the investment fund, the investment fund’s incurred expenses will be increased, which may reduce the amount of performance fees generated by the fund.

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

We are subject to extensive regulation, including periodic examinations, inquiries and investigations and requirements to obtain and maintain licenses and/or other approvals, by government agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of the various laws and regulations to which we are subject are discussed in “Item 1. Business—Regulatory and Compliance Matters.” As detailed in that section, certain of our businesses, subsidiaries and/or affiliates are, among others, regulated under the Investment Advisers Act; the Investment Company Act; the Dodd-Frank Wall Street Reform and Consumer Protection Act; the EU Alternative Investment Fund Managers Directive; the EU Markets in Financial Instruments Directive; the U.K. Financial Services and Markets Act 2000; the EU General Data Protection Regulation (as implemented in countries in the European Economic Area) and the U.K. General Data Protection Regulation; the U.K. Data Protection Act 2018 and potentially various new and emerging EU and U.K. cybersecurity laws; the Cayman Islands Data Protection Act; the Gramm-Leach-Bliley Act; the California Consumer Privacy Act of 2018 and a variety of other U.S. state privacy and cybersecurity laws; the Regulation on OTC Derivatives, Central Counterparties and Trade Repositories; as well as by the Financial Stability Oversight Council and similar non-U.S. regulators; the Federal Reserve; the SEC; FINRA; the U.S. Department of Labor; the Internal Revenue Service (“IRS”); the Office of the Comptroller of the Currency; the Federal Communications Commission; insurance regulators in U.S. states, the EU, Bermuda, U.K., Ireland, Italy, Switzerland, Germany, Belgium, the Netherlands, Australia, Singapore, Canada, Cayman Islands and Malaysia; banking regulators in Germany, Slovenia and Spain; as well as rules and regulations regarding CLO risk retention, real estate investment trusts, broker-dealers, “over the counter” derivatives markets, commodity pool operators, commodity trading advisors, gaming companies, and natural resources companies. We distribute many of our products through financial intermediaries, including third-party broker-dealers, and as such, increasing broker-dealer regulation (particularly concerning marketing and sales practices) could make it more difficult and expensive for us to distribute such products. We are also subject to laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act, as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Department of Commerce and the U.S. Department of State.

We are or may be subject to new initiatives and additional rules and regulations relating to sustainable finance and/or environmental, social and governance matters, including but not limited to: in the EU, the EU Regulation on the Establishment of a Framework to Facilitate Sustainable Investment as well as the EU Sustainable Finance Disclosure Regulation and supporting regulatory technical standards; in the U.K., the U.K. FCA’s disclosure rules for asset managers aligned with the recommendations of the Taskforce on Climate-Related Financial Disclosures as well as the Sustainability Disclosure Requirements and investment labelling regime and the proposed U.K. Green Taxonomy; and, in the U.S., new and proposed legislation in certain states that would require the disclosure of greenhouse gas emissions data, carbon offset information, and/or climate-related financial risk disclosures, as well as legislation that would impose new or expanded divestment mandates on fiduciaries of state funds. Compliance with such laws and regulations requires increasing amounts of resources and the attention of our management team. Any violation, even if alleged, of such laws and regulations or any failure to obtain or maintain licenses and/or other regulatory approvals as required for our operations may have a material adverse effect on our businesses, financial condition, results of operations, liquidity, cash flows and prospects. Numerous jurisdictions in which we operate have also seen, and may see additional, legislation or regulation opposing investment opportunities that are guided by environmental, social and governance considerations, making it harder for vehicles that apply such criteria to operate across jurisdictions. In addition, as we have seen in recent years, different laws and regulations on the same topic may not always have the same requirements, and even when requirements overlap, the rules are not always consistently implemented, interpreted, and enforced from jurisdiction to jurisdiction.

Many of these laws and regulations empower regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions and insurance departments in the U.S., to conduct investigations and administrative proceedings that can result in penalties, fines, suspensions or revocations of licenses and/or other regulatory approvals, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders, enforcement actions and settlements, or the suspension or expulsion of an investment adviser from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. These requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in the funds and other vehicles we manage and policyholders of our retirement services and other businesses and may not necessarily be designed to protect our stockholders. Other regulations, such as those promulgated by the Committee on Foreign Investment in the United States and similar foreign direct investment regimes in other jurisdictions, may impair our ability to invest the funds and other vehicles we manage and/or for such funds or vehicles to realize full value from our investments in certain industries and countries.

Our businesses may be adversely affected as a result of new or revised legislation or regulations imposed by U.S. or foreign government agencies or self-regulatory organizations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these government agencies and self-regulatory organizations. For instance, the SEC and other regulators have been increasing regulation of private funds and advisers to private funds, and this type of regulation may make it more difficult for us to manage and distribute both our private fund products and our products that are purchased by third-party private fund managers. Changes regarding immigration and work permit policies and practices could affect local or global labor markets and supply chains.

In addition to the foregoing risks, the financial services and insurance industry is the focus of increased regulatory scrutiny as various U.S. state and federal government agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Government authorities and insurance standard setters in the U.S. and worldwide (including the NAIC and the IAIS) have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the development of the global insurance capital standard by the IAIS to be applicable to IAIGs and the Global Monitoring Exercise, as well as NAIC’s adoption of the group capital calculation and liquidity stress test, each of which the Iowa Insurance Division (“IID”) has adopted and is applicable to us. On February 6, 2024, the IID identified AGM as meeting the criteria as an IAIG and further identified Athene as the head of the IAIG. As a result of these identifications, we expect Athene to be subject to the relevant capital standard that the U.S. will apply to IAIGs once adopted. At this time, we do not expect a significant impact on Athene’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on Athene’s capital position or capital structure and any other burdens being named an IAIG may impose on Athene or its insurance affiliates.

Guaranty associations may also subject member insurers, including Athene, to assessments that require the insurers to pay funds to cover contractual obligations under insurance policies issued by insurance companies that become impaired or insolvent. These associations levy assessments, up to prescribed limits, on each member insurer doing business in a particular state on the basis of their proportionate share of the premiums written by all member insurers in the lines of business in which the impaired or insolvent insurer previously engaged. Most states limit assessments in any year to 2% of the insurer’s average annual premium for the three years preceding the calendar year in which the impaired insurer became impaired or insolvent. Although Athene has not historically paid material amounts in connection with these assessments, we cannot accurately predict the magnitude of such amounts in the future, or accurately predict which past or future insolvencies of other insurers could lead to such assessments. If material, any such future assessments may have an adverse effect on our financial condition, results of operations, liquidity or cash flows, and any liability we have previously established for these potential assessments may not be adequate.

We have been and may be the target or the subject of third-party litigation from time to time that could result in significant liabilities and/or reputational harm, which could have a material adverse effect on our results of operations, financial condition and liquidity.

The activities of our businesses, including the investment activities of the funds and other vehicles we manage and activities of our employees in connection with the funds or vehicles, their portfolio companies, our insurance subsidiaries, as well as publicly listed vehicles we manage or sponsor may subject us and certain of our employees to the risk of litigation, including class actions, by third parties, including investors dissatisfied with the performance or management of such funds or vehicles, holders of our or the funds’ or other vehicles’ portfolio companies’ debt or equity, policyholders of our retirement services business, public stockholders and a variety of other potential litigants. In general, we will be exposed to risk of litigation by our investors if our management of any fund or vehicle is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund, breach of fiduciary duties or securities laws, or other forms of misconduct. If such allegations are made against our Board or management, Section 220 of the Delaware General Corporation Law (the “DGCL”) allows stockholders to access corporate books and records to investigate wrongdoing. Investors could sue us to recover amounts lost by the funds or vehicles we manage due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of the funds or other vehicles we manage or from third-party allegations that we (i) improperly exercised control or influence over companies in which the funds or vehicles we manage have large investments or (ii) are liable for actions or inactions taken by portfolio companies that such third parties argue we control. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. Our rights to indemnification by the funds or vehicles we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or vehicle or other forms of misconduct. With many highly paid investment professionals and complex compensation and incentive arrangements, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. We are also increasingly faced with the risk of litigation or investigation in relation to environmental, social and/or governance-related issues given the increasing scrutiny of such issues by investors, other stakeholders, regulators, and other third parties as well as due to the increasing disclosure obligations on our businesses, the funds and other vehicles we manage, and their portfolio companies. Such risks may relate to accusations concerning but not limited to: (i) the activities of portfolio companies, including environmental damage and violations of labor and human rights; (ii) misrepresentations of the investment strategies of the funds and other vehicles we manage as well as about our, the funds’ or other vehicles’, and their investments’ performance against environmental, social and/or governance-related measures and/or initiatives; or (iii) breaches of fiduciary duty in relation to the funds and other vehicles we manage and other violations of law related to the management of environmental, social and/or governance-related risks.

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

In addition, our business has been, and may continue to be, the subject of litigation between third parties that could negatively impact us. For example, beginning in March 2024, a number of putative class actions were filed in federal courts in the U.S. against certain customers of Athene, in their respective capacities as plan sponsors, alleging violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with their transfer of pension obligations under defined benefit plans governed under ERISA and their purchase of pension group annuity contracts from Athene. The lawsuits seek, inter alia, that defendants guarantee the annuities purchased from Athene and disgorge any profits earned from the transactions. Although Athene is not a named defendant, the lawsuits make several negative allegations about Athene and its business, which we believe to be untrue. Recently, similar claims have been filed against customers of other insurance companies that have transferred their pension obligations to such other insurance companies. Negative public perceptions of Athene and its business have adversely affected, and may continue to adversely affect, its ability to attract and retain customers in its pension group annuity business, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. To the extent these lawsuits continue to spread to customers of other insurance companies, future activity in the overall pension risk transfer industry may be reduced. In addition, these lawsuits could lead to increased regulatory and governmental scrutiny of Athene’s business and the industry overall, and/or result in Athene becoming involved in these lawsuits or even being named as a defendant in future lawsuits related to its pension group annuity business, which could result in additional expenses, adverse regulations and oversight, and/or additional reputational harm. These lawsuits could also spur similar copycat lawsuits, which could further impact Athene’s pension group annuity business. To the extent that the inflows in Athene’s pension group annuity business continue to be negatively impacted by these lawsuits, and in the event of any related regulatory and governmental scrutiny, Athene may seek to increase its inflows in its other distribution channels, including by issuing additional funding agreements within its institutional channel. However, there are no assurances that Athene would be successful in replacing any future pension group annuity inflows with inflows from other distribution channels or that such other inflows would result in comparable spreads.

Risks Related to Taxation

The tax treatment of our structure is complex and may be subject to change as a result of new laws or regulations or differing interpretations of existing laws and regulations, under audit or otherwise, potentially on a retroactive basis.

The tax treatment of our structure and transactions undertaken by us depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal, state, local and non-U.S. income and other tax laws for which no clear precedent or authority may be available. In addition, U.S. federal, state, local and non-U.S. income and other tax rules are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury, and U.S. state and local and non-U.S. legislative, taxation and regulatory bodies, which frequently results in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. It is possible that future legislation increases the U.S. federal income and non-U.S. tax rates applicable to corporations, limits further the deductibility of interest, or effects other changes that could have a material adverse effect on our business, results of operations and financial condition. Changes in some jurisdictions (particularly in the U.K.) to the rate, basis, qualifying conditions or nature of carried interest taxation (whether arising because of a change of government policy, law or otherwise) could also have a detrimental effect on our business, as a result of difficulties with hiring, compensating and retaining talent in the U.K. or other jurisdictions.

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

Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties as interpreted and applied by various jurisdictions. These laws, regulations and treaties are complex, and the manner in which they apply to us and our subsidiaries is sometimes open to interpretation. Moreover, the application of such laws, regulations and treaties may not be compatible with one another. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate and/or have other unforeseen adverse tax consequences.

In addition, we or certain of our subsidiaries or certain portfolio companies of the funds we manage are currently (or have been recently) under tax audit in various jurisdictions, and these jurisdictions or any others where we conduct business may assess additional tax against us. While we believe our tax positions, determinations, and calculations are reasonable, the final determination of tax upon resolution of any audits could be materially different from our historical tax provisions and accruals. Should additional material taxes be assessed as a result of an audit, assessment, or litigation, there could be an adverse effect on our results of operations and cash flows in the period or periods for which that determination is made. Even where an audit, assessment or litigation is resolved favorably to us, the additional costs incurred in resisting or resolving such audits, assessments or litigation may adversely affect our business.

Our structure is subject to a number of new minimum tax regimes, the implementation of which remains uncertain. These regimes may not be compatible with one another and may cause us adverse tax consequences.

The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government bodies and organizations in jurisdictions where we and our affiliates are established, invest or conduct business continue to recommend and implement changes related to the taxation of multinational companies. The OECD/G20 Inclusive Framework on BEPS (the “Inclusive Framework”), which currently includes over 145 countries and jurisdictions has proposed and driven the implementation by its participating jurisdictions of changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including the prevention of profit shifting among affiliated entities in different jurisdictions, limitation of improper interest deductibility claims and ensuring eligibility of taxpayers claiming the benefits of double tax treaties. The BEPS project includes a two-pillar initiative, “BEPS 2.0,” which is aimed at (1) shifting taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) ensuring all companies pay a global minimum tax (“Pillar Two”).

Pillar One will, broadly, re-allocate taxing rights over 25% of the residual profits of multinational enterprises (“MNEs”) with global turnover in excess of 20 billion euros (excluding extractives and regulated financial services) to the jurisdictions where the customers and users of those MNEs are located. While the OECD continues to seek agreement regarding the form and timing of implementation of Pillar One, no concrete proposal has yet been achieved. The form, scope and timing of measures to implement Pillar One and their impact on our business and the taxes we pay remain unclear and subject to ongoing negotiations and, therefore, we cannot currently say whether these measures have an adverse effect on our business.

Pillar Two consists of two interlocking domestic rules (together the Global Anti-Base Erosion Rules (“GloBE Rules”)): (1) an Income Inclusion Rule (“IIR”), which imposes top-up tax on a parent entity in respect of the low-taxed income of a constituent entity within that parent entity’s group; and (2) an Undertaxed Payment Rule (“UTPR”), which denies deductions or requires an equivalent adjustment to the extent the low-taxed income of a constituent entity is not subject to tax under an IIR. Pillar Two also includes a treaty-based Subject To Tax Rule that allows source jurisdictions to impose limited source taxation on certain related party payments subject to tax below a minimum rate, and a limited number of Inclusive Framework members have either signed or expressed an intention to sign a multilateral convention to implement the Subject to Tax Rule. The timeline for implementation of this Subject to Tax Rule remains uncertain.

The ultimate application of Pillar Two as implemented by jurisdictions which may seek to assert taxing rights with respect to our business remains uncertain and subject to legislative and interpretative change. The Inclusive Framework released model GloBE rules in late 2021 and has continued to release guidance on the interpretation and application of the model GloBE Rules, and jurisdictions enacting legislation in respect of Pillar Two have sought to implement these updates (either by way of legislative amendment or the release of further domestic guidance). We expect that the Inclusive Framework will continue to release updates to its administrative guidance which may result in further amendments to the Pillar Two rules as they apply in relevant jurisdictions. As such, several aspects of Pillar Two, including whether some or all of our activities may fall within the scope of the exclusions therefrom, currently remain uncertain.

The U.K. has enacted legislation implementing the IIR via a “multinational top-up tax” (“MTT”), alongside a U.K. domestic top-up tax, that applies to MNEs for accounting periods beginning on or after December 31, 2023. Amendments to the MTT include new provisions relating to the U.K.’s implementation of a UTPR rule for accounting periods beginning on or after December 31, 2024. Additionally, as part of the 2024 Autumn Budget, the U.K. announced measures to further amend the U.K.’s Pillar Two rules which include measures to give effect to certain amendments contained in the OECD’s guidance released on December 18, 2023.

It is likely that other countries or jurisdictions will continue to implement the recommended model GloBE Rules (including either or both of the IIR or UTPR) as drafted or in a modified form, although some countries may not introduce such changes. As noted below, Bermuda has enacted the Bermuda Corporate Income Tax Act 2023 (the “Bermuda CIT”) in response to the Pillar Two initiative. The implications of these rules for our business remain uncertain, both at a domestic level in Bermuda and in terms of how the Bermuda CIT, which came into full effect on January 1, 2025, might interact with the U.K. MTT and UTPR legislation or other Pillar Two implementing legislation in relevant jurisdictions.

In addition, depending on how the model GloBE Rules are implemented or clarified by additional commentary or guidance in the future, they may result in material additional tax being payable by our business and the businesses of the companies in which we invest. The ultimate implementation of the BEPS project may also increase the complexity and the burden and costs of compliance and advice relating to our ability to efficiently fund, hold and realize investments, and could necessitate or increase the probability of some restructuring of our group or business operations. This may also lead to additional complexity in evaluating the tax implications of ongoing investments and restructuring transactions within our business.

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

On January 15, 2025, the OECD released further administrative guidance which clarifies, amongst other matters, certain limitations and exclusions when computing deferred tax balances upon transitioning to the GloBE Rules. While the full implications of the January 2025 guidance is not yet clear, we do not anticipate significant adverse consequences for our business or the business of companies in which we invest as a result of this guidance.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations (“CAMT”) as well as an excise tax on stock repurchases. On September 12, 2024, the IRS and the U.S. Treasury Department released proposed regulations on the CAMT which include rules for determining the income base on which the CAMT is imposed and for determining when a corporation is subject to the CAMT. Based on interpretations of the proposed regulatory guidance and assumptions we have made regarding the CAMT, we do not currently expect the CAMT to have a material impact on our effective tax rate. The impact of the IRA and the CAMT on our financial condition will depend on the facts and circumstances of each year.

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

In addition, several of the BEPS measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements, are relevant to some of our fund structures and could have an adverse impact on the funds we manage, investors and the portfolio companies of the funds we manage. Inclusive Framework members have been moving forward on the BEPS agenda and significant aspects of the proposals have been implemented or are scheduled for implementation but, because the timing of implementation and the specific measures adopted vary among participating member countries, significant uncertainty remains regarding the full impact of the BEPS project for our business. Uncertainty remains around, among other matters, access to tax treaties for some of the investments’ holding platforms, which could create situations of double taxation and adversely impact the investment returns of the funds we manage.

Risks Related to Our Common Shares

The market price and trading volume of our shares may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares may fluctuate and cause significant price variations to occur. You may be unable to resell your shares at or above your purchase price, if at all. Some of the factors that could negatively affect the price of our shares or result in fluctuations in the price or trading volume of our shares include: variations in our quarterly operating results, which variations we expect will be substantial, or dividends; our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns; our creditworthiness, results of operations and financial condition; the credit ratings of the shares; dilution caused by the conversion of our Mandatory Convertible Preferred Stock; the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities; failure to meet analysts’ earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our shares; additions or departures of key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by stockholders; changes in market valuations of similar companies; removal of our shares from any stock index; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our businesses or enforcement of these laws and regulations, or announcements relating to these matters; a lack of liquidity in the trading of our shares; adverse publicity about the investment management industry generally or individual scandals, specifically; a breach of our computer systems, software or networks, or misappropriation of our proprietary information; and economic, financial, geopolitical, regulatory or judicial events or conditions that affect us or the financial markets.

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

Cybersecurity Governance

In our asset management business, our board of directors’ oversight of cybersecurity risk management is supported by the audit committee of the AGM Board of Directors (the “AGM Audit Committee”), the AAM Global Risk Committee (“AGRC”), the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. Our board of directors, the AGM Audit Committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from the Company’s risk management professionals, the Company’s Chief Security Officer (“CSO”), CISO, other members of management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Technology, Legal, Compliance, and ERM. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, the AGM board and/or the AGM Audit Committee receive quarterly risk updates from our risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM board or the AGM Audit Committee receives presentations and reports on cybersecurity risks from AGM’s CSO or CISO, as well as from AHL’s CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties.

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

AHL’s CIO has over 30 years of insurance and financial services operations and technology experience, including as chief information officer at large insurance companies, and received a Bachelor of Science in business management and a Master of Business Administration in management information systems. AHL’s CISO is responsible for managing Athene’s information security program. AHL’s CISO has over 25 years of information technology experience and over 20 years of information security experience; is a Certified Information Systems Security Professional, a Certified Information Systems Manager; and holds a Bachelor of Arts in statistical science, a Bachelor of Science in computer science, and a Master of Business Administration in business.

ITEM 2.    PROPERTIES

Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019.

In our asset management business, Apollo also leases the space for our offices in New York, Los Angeles, El Segundo, Irvine, Houston, Bethesda, Greenwich, Miami, Palm Beach, London, Frankfurt, Luxembourg, Mumbai, New Delhi, Singapore, Hong Kong, Shanghai, Seoul, Tokyo and Sydney, among other locations throughout the world.

In our retirement services business, Athene owns its headquarters, which is located in West Des Moines, Iowa and leases its head office for Bermuda operations, which is located in Hamilton, Bermuda. The retirement services business operations primarily include Athene’s Iowa and Bermuda offices.

The Company considers these facilities to be suitable and adequate for the management and operation of its businesses.

ITEM 3.    LEGAL PROCEEDINGS

See a summary of the Company’s legal proceedings set forth in note 19 to our consolidated financial statements, which is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “APO.”

The number of holders of record of our common stock as of February 19, 2025 was 442. This does not include the number of stockholders that hold stock in “street name” through banks or broker-dealers.

Stock Performance Graph

The following graph depicts the total return to holders of our common stock from the closing price on December 31, 2019 through December 31, 2024, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 31, 2019 and dividends received reinvested in the security or index.

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

Total Return Performance
500
400
300
200
100
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
APO U.S. Equity
S&P 500 Index
Dow Jones U.S. Asset Manager

Dividend Policy

The quarterly cash dividend previously paid to our common stockholders can be found in note 16 to our consolidated financial statements. We have also declared a cash dividend of $0.4625 per share of common stock in respect to the fourth quarter of 2024 which will be paid on February 28, 2025 to holders of record at the close of business on February 18, 2025. Our current intention is to pay an annual cash dividend of $2.04 per share of common stock.

We have also declared and set aside for payment a cash dividend of $0.8438 per share of our Mandatory Convertible Preferred Stock, which will be paid on April 30, 2025 to holders of record at the close of business on April 15, 2025.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sale of Equity Securities

On November 14, 2024, the Company issued 54,898 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 7,937 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended December 31, 2024.

Period	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[1]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
October 1, 2024 through October 31, 2024
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Total	—	$—	—	$1,901,969,206
November 1, 2024 through November 30, 2024
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	172,336		172,336
Total	172,336	$163.67	172,336	$1,873,763,011
December 1, 2024 through December 31, 2024
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	578,000		578,000
Total	578,000	$176.24	578,000	$1,771,896,394
Total
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	750,336		750,336
Total	750,336		750,336

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

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, Inc.’s consolidated financial statements and the related notes as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of December 31, 2024, Apollo had a team of 5,108 employees, including 1,983 employees of Athene.

Asset Management

Our Asset Management segment focuses on credit and equity investing strategies. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of December 31, 2024, we had total AUM of $751 billion.

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

Credit

Credit is our largest asset management strategy with $616 billion of AUM as of December 31, 2024. Our credit strategy spans third-party strategies and Apollo’s retirement services business across four main investment pillars: direct origination, asset-backed, multi credit and opportunistic credit. Our credit strategy provides flexible, scaled and diverse capital solutions across the entire credit risk-return spectrum, with a focus on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage.

Equity

Our equity strategy managed $135 billion of AUM as of December 31, 2024. Across our equity strategy, we maintain our focus on creative structuring and sourcing while working with the management teams of the portfolio companies of the Apollo-managed funds to help transform and grow their businesses. Our flexible mandate and purchase price discipline allow us to embrace complexity and seek attractive outcomes for our stakeholders. Apollo’s equity team has experience across sectors, industries, and geographies spanning its private equity, hybrid value, secondaries equity, AAA, real estate equity, impact investing, infrastructure and clean transition equity strategies. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2024.

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

Business Environment

Economic and Market Conditions

Our asset management and retirement services businesses are affected by the condition of global financial markets and the economy. Price fluctuations within equity, credit, commodity and foreign exchange markets, as well as interest rates and global inflation, which may be volatile and mixed across geographies, can significantly impact the performance of our business, including, but not limited to, the valuation of investments, including those of the funds we manage, and related income we may recognize.

Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, changes to U.S. and foreign tariff policies, civil unrest, geopolitical tensions or military action, such as the armed conflicts in the Middle East and between Ukraine and Russia, and corresponding sanctions imposed on Russia by the United States and other countries, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which include global inflation. U.S. inflation eased in 2024 with the U.S. Bureau of Labor Statistics reporting that the annual U.S. inflation rate decreased to 2.9% as of December 31, 2024, compared to 3.4% as of December 31, 2023. The U.S. Federal Reserve finished the year with a benchmark interest rate target range of 4.25% to 4.50%, marking the second sequential quarter with a significant cut in rates since the COVID-19 pandemic.

Equity market performance was strong in 2024. In the U.S., the S&P 500 Index increased by 23.3% in 2024, following an increase of 24.2% in 2023. Global equity markets also increased in 2024, with the MSCI All Country World ex USA Index increasing by 5.3%, following an increase of 18.6% in 2023.

Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in 2024, with the BofAML HY Master II Index increasing by 8.2%, while the S&P/LSTA Leveraged Loan Index increased by 8.7%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.8% in 2024, following an increase of 2.9% in 2023. As of January 2025, the International Monetary Fund estimated that the U.S. economy will expand by 2.7% in 2025 and 2.1% in 2026. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate increased to 4.1% as of December 31, 2024, compared to 3.8% as of December 31, 2023.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar strengthened in 2024 compared to the euro and the British pound. Relative to the U.S. dollar, the euro depreciated 6.2% in 2024, after appreciating 3.1% in 2023, while the British pound depreciated 1.7% during 2024, after appreciating 5.4% in 2023. Oil finished 2024 in line with 2023, increasing 0.1% from 2023.

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

As of December 31, 2024, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Medium and long-term rates increased in 2024, with the U.S. 10-year Treasury yield at 4.58% as of December 31, 2024 compared to 3.88% as of December 31, 2023. Short-term rates decreased in 2024, with the 3-month secured overnight financing rate at 4.31% as of December 31, 2024 compared to 5.33% as of December 31, 2023.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower its overall net floating rate position. As of December 31, 2024, Athene’s net invested asset portfolio included $50.6 billion of floating rate investments, or 20% of its net invested assets, and its net reserve liabilities included $33.6 billion of floating rate liabilities at notional, or 13% of its net invested assets, resulting in $17.0 billion of net floating rate assets, or 7% of its net invested assets.

If prevailing interest rates were to rise, we believe Athene’s products would be more attractive to consumers and its sales would likely increase. If prevailing interest rates were to decline, it is likely that Athene’s products would be less attractive to consumers and its sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that Athene is unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. A significant majority of Athene’s deferred annuity products have crediting rates that it may reset annually upon renewal, following the expiration of the current guaranteed period. While Athene has the contractual ability to lower these crediting rates to the guaranteed minimum levels, its willingness to do so may be limited by competitive pressures. Athene’s funding agreements, other investment-type products, immediate annuities, pension group annuity obligations and life contracts provide little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution.

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Overview of Results of Operations

Financial Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of December 31, 2024.

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

Advisory and Transaction Fees, Net

As a result of providing advisory services with respect to actual and potential investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition and financing of companies, some of which are portfolio companies of the funds we manage, as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive advisory fees for advisory services provided to certain funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage (up to 100%) of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees, net, in the consolidated statements of operations. See note 2 to our consolidated financial statements for more detail on advisory and transaction fees, net.

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

As of December 31, 2024, approximately 40% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 60% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis, (ii) unrealized performance fees and (iii) realized performance fees, inclusive of realized incentive fees:

	As of December 31,		Performance Fees for the Year Ended December 31, 2024			Performance Fees for the Year Ended December 31, 2023			Performance Fees for the Year Ended December 31, 2022
	2024	2023
(In millions)	Performance Fees Receivable on an Unconsolidated Basis		Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
Accord and Accord+ Funds	$93	$59	$34	$20	$54	$59	$—	$59	$—	$—	$—
AIOF I and II	57	18	39	—	39	8	5	13	(5)	27	22
ANRP I, II and III[1]	48	47	36	25	61	(12)	2	(10)	(66)	3	(63)
Athora	84	100	(15)	—	(15)	(18)	—	(18)	40	—	40
Credit Strategies	113	87	1	112	113	4	83	87	(4)	4	—
EPF Funds[1]	21	15	—	19	19	(121)	34	(87)	(79)	48	(31)
FCI Funds	109	86	23	—	23	10	—	10	(1)	—	(1)
Freedom Parent Holdings	40	63	(53)	117	64	63	—	63	—	—	—
Fund X	199	1	198	—	198	1	—	1	—	—	—
Fund IX	1,597	1,714	(117)	419	302	453	288	741	494	200	694
Fund VIII[2]	23	111	(158)	4	(154)	(259)	118	(141)	(357)	22	(335)
Fund VII	—	27	(26)	27	1	(13)	18	5	(38)	44	6
Fund VI	31	22	—	9	9	(3)	8	5	(1)	3	2
Fund IV and Fund V1	—	—	—	—	—	30	(30)	—	—	—	—
HVF I	60	45	15	9	24	1	41	42	(62)	116	54
HVF II	168	—	168	—	168	—	—	—	—	—	—
MidCap Financial	43	38	5	38	43	(143)	57	(86)	36	19	55
Redding Ridge Holdings	164	118	45	35	80	27	34	61	(8)	23	15
Other[1,3]	617	521	69	294	363	31	230	261	49	158	207
Total	$3,467	$3,072	$264	$1,128	$1,392	$118	$888	$1,006	$(2)	$667	$665
Total, net of profit sharing payable4/expense	$1,684	$1,507	$118	$516	$634	$(54)	$335	$281	$(17)	$130	$113

1 As of December 31, 2024, certain funds had $213 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $2.1 billion as of December 31, 2024.

2 As of December 31, 2024, the remaining investments and escrow cash of Fund VIII was valued at 86% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2024, Fund VIII had $138 million of gross performance fees or $80 million net of profit sharing, in escrow. With respect to Fund VIII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement. Performance fees receivable as of December 31, 2024 and realized performance fees for the year ended December 31, 2024 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.8 billion as of December 31, 2024, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $67 million.

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

The following table summarizes our performance fees since inception through December 31, 2024:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
Accord and Accord+ Funds	93	47	140	—	93
AIOF I and II	57	63	120	—	80
ANRP I, II and III	48	186	234	12	94
Athora	84	—	84	—	84
Credit Strategies	113	373	486	—	106
EPF Funds	21	527	548	110	35
FCI Funds	109	24	133	—	109
Freedom Parent Holdings	40	87	127	—	10
Fund X	199	—	199	—	199
Fund IX	1,597	1,297	2,894	—	2,320
Fund VIII	23	1,783	1,806	70	1,162
Fund VII	—	3,271	3,271	—	—
Fund VI	31	1,664	1,695	—	—
Fund IV and Fund V	—	2,023	2,023	1	—
HVF I	60	252	312	—	183
HVF II	168	—	168	—	168
MidCap Financial	43	166	209	—	43
Redding Ridge Holdings	164	—	164	—	129
Other[5]	617	2,638	3,255	20	700
Total	$3,467	$14,401	$17,868	$213	$5,515

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.04 as of December 31, 2024. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.25 as of December 31, 2024.

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

[3] Amounts were computed based on the fair value of fund investments on December 31, 2024. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at December 31, 2024. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on December 31, 2024. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in order to better align their interests with our own and with those of the investors in the funds we manage. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of performance fees. Certain of our performance-based incentive arrangements provide for compensation based on realized performance fees which includes fees earned by the general partners of the funds we manage under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to incentive income cash that have become fixed in the applicable calendar year period. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to certain funds, which, although our Former Managing Partners and Contributing Partners would remain personally liable, may indemnify our Former Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 18 to our consolidated financial statements for further information regarding the Company’s indemnification liability.

The Company grants equity awards to certain employees, including RSUs and restricted shares of common stock, that generally vest and become exercisable in quarterly installments or annual installments depending on the award terms. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 15 to our consolidated financial statements for further discussion of equity-based compensation.

Other expenses

The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the senior and subordinated notes as discussed in note 14 to our consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.

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

Financial Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business, which is operated by Athene, as of December 31, 2024.

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

Expenses

Interest sensitive contract benefits

Universal life-type policies and investment contracts include traditional deferred annuities; indexed annuities consisting of fixed indexed, index-linked variable annuities in the accumulation phase, and assumed indexed universal life without significant mortality risk; funding agreements; immediate annuities without significant mortality risk (which include pension group annuities without life contingencies); universal life insurance; and other investment contracts inclusive of assumed endowments without significant mortality risk. Liabilities for traditional deferred annuities, indexed annuities, funding agreements and universal life insurance are carried at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, “Global Atlantic”), which is carried at fair value. Fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts contain an embedded derivative. Benefit reserves for these contracts are reported as the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives represents the present value of cash flows attributable to the indexed strategies. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. Certain contracts are offered with additional contract features that meet the definition of a market risk benefit. See “—Market risk benefits remeasurement (gains)

losses” below for further information.

Changes in interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the consolidated statements of operations.

Future policy and other policy benefits

Athene issues or reinsures contracts classified as long-duration, which include term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which include pension group annuities with life contingencies).

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

Future policy benefits include liabilities for no-lapse guarantees on universal life insurance and fixed indexed universal life insurance. Each reporting period, expected excess benefits and assessments are updated with actual excess benefits and assessments. Athene also periodically revises the key assumptions used in the calculation of the liabilities that result in revisions to the expected excess benefits and assessments. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made. Changes in the liabilities associated with no-lapse guarantees are recorded in future policy and other policy benefits on the consolidated statements of operations.

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

The authoritative guidance for non-controlling interests in the consolidated financial statements requires reporting entities to present non-controlling interest as equity and provides guidance on the accounting for transactions between an entity and non-controlling interests. According to the guidance, (1) non-controlling interests are presented as a separate component of stockholders’ equity on the Company’s consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributable to the non-controlling interest holders on the Company’s consolidated statements of operations, and (3) profits and losses are allocated to non-controlling interests in proportion to their ownership interests regardless of their basis.

Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures

We believe that the presentation of Segment Income supplements a reader’s understanding of the economic operating performance of each of our segments.

Segment Income and Adjusted Net Income

Segment Income is the key performance measure used by management in evaluating the performance of the Asset Management, Retirement Services, and Principal Investing segments. See note 21 to the consolidated financial statements for more details regarding the components of Segment Income and management’s consideration of Segment Income.

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

Fee Related Earnings, Spread Related Earnings and Principal Investing Income

Fee Related Earnings, or “FRE”, is a component of Segment Income that is used to assess the performance of the Asset Management segment.

Spread Related Earnings, or “SRE”, is a component of Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility, which consists of investment gains (losses), net of offsets and non-operating change in insurance liabilities and related derivatives, and certain expenses related to integration, restructuring, equity-based compensation, and other expenses.

Non-operating change in insurance liabilities and related derivatives includes the change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

Principal Investing Income, or “PII”, is a component of Segment Income that is used to assess the performance of the Principal Investing segment.

See note 21 to the consolidated financial statements for more details regarding the components of FRE, SRE, and PII.

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

Results of Operations

Below is a discussion of our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023			2023	2022
Revenues
Asset Management
Management fees	$1,899	$1,772	$127	7.2%	$1,772	$1,503	$269	17.9%
Advisory and transaction fees, net	822	623	199	31.9	623	443	180	40.6
Investment income (loss)	1,305	1,032	273	26.5	1,032	796	236	29.6
Incentive fees	150	80	70	87.5	80	27	53	196.3
	4,176	3,507	669	19.1	3,507	2,769	738	26.7
Retirement Services
Premiums	1,318	12,749	(11,431)	(89.7)	12,749	11,638	1,111	9.5
Product charges	1,016	848	168	19.8	848	718	130	18.1
Net investment income	15,718	12,080	3,638	30.1	12,080	8,148	3,932	48.3
Investment related gains (losses)	2,045	1,428	617	43.2	1,428	(12,717)	14,145	NM
Revenues of consolidated variable interest entities	1,822	1,441	381	26.4	1,441	440	1,001	227.5
Other revenues	19	591	(572)	(96.8)	591	(28)	619	NM
	21,938	29,137	(7,199)	(24.7)	29,137	8,199	20,938	255.4
Total Revenues	26,114	32,644	(6,530)	(20.0)	32,644	10,968	21,676	197.6
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	1,140	1,027	113	11.0	1,027	927	100	10.8
Equity-based compensation	671	938	(267)	(28.5)	938	484	454	93.8
Profit sharing expense	797	757	40	5.3	757	532	225	42.3
Total compensation and benefits	2,608	2,722	(114)	(4.2)	2,722	1,943	779	40.1
Interest expense	226	145	81	55.9	145	124	21	16.9
General, administrative and other	1,170	872	298	34.2	872	682	190	27.9
	4,004	3,739	265	7.1	3,739	2,749	990	36.0
Retirement Services
Interest sensitive contract benefits	8,949	6,229	2,720	43.7	6,229	538	5,691	NM
Future policy and other policy benefits	3,054	14,434	(11,380)	(78.8)	14,434	12,465	1,969	15.8
Market risk benefits remeasurement (gains) losses	(102)	404	(506)	NM	404	(1,657)	2,061	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	941	688	253	36.8	688	444	244	55.0
Policy and other operating expenses	2,136	1,837	299	16.3	1,837	1,372	465	33.9
	14,978	23,592	(8,614)	(36.5)	23,592	13,162	10,430	79.2
Total Expenses	18,982	27,331	(8,349)	(30.5)	27,331	15,911	11,420	71.8
Other income (loss) – Asset Management
Net gains (losses) from investment activities	58	7	51	NM	7	165	(158)	(95.8)
Net gains (losses) from investment activities of consolidated variable interest entities	90	130	(40)	(30.8)	130	494	(364)	(73.7)
Other income (loss), net	155	136	19	14.0	136	38	98	257.9
Total Other income (loss)	303	273	30	11.0	273	697	(424)	(60.8)

Income (loss) before income tax (provision) benefit	7,435	5,586	1,849	33.1	5,586	(4,246)	9,832	NM
Income tax (provision) benefit	(1,062)	923	(1,985)	NM	923	739	184	24.9
Net income (loss)	6,373	6,509	(136)	(2.1)	6,509	(3,507)	10,016	NM
Net (income) loss attributable to non-controlling interests	(1,796)	(1,462)	(334)	22.8	(1,462)	1,546	(3,008)	NM
Net income (loss) attributable to Apollo Global Management, Inc.	4,577	5,047	(470)	(9.3)	5,047	(1,961)	7,008	NM
Preferred stock dividends	(97)	(46)	(51)	110.9	(46)	—	(46)	NM
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$4,480	$5,001	$(521)	(10.4)%	$5,001	$(1,961)	$6,962	NM

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

A discussion of our consolidated statements of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024 (the “2023 Annual Report”).

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

In this section, references to 2024 refer to the year ended December 31, 2024 and references to 2023 refer to the year ended December 31, 2023.

Asset Management

Revenues

Revenues were $4.2 billion in 2024, an increase of $669 million from $3.5 billion in 2023, primarily driven by an increase in investment income, advisory and transaction fees, net, and management fees.

Investment income increased $273 million in 2024 to $1,305 million compared to $1.0 billion in 2023. The increase in investment income in 2024 was driven by an increase in performance allocations of $304 million, partially offset by a decrease in principal investment income of $31 million.

Significant drivers for performance allocations in 2024 were performance allocations primarily earned from Fund IX, Fund X, HVF II, Credit Strategies, Redding Ridge Holdings and Freedom Parent Holdings of $302 million, $198 million, $168 million, $113 million, $80 million and $64 million, respectively, partially offset by performance allocation losses from Fund VIII of $154 million.

See below for details on the respective performance allocations in 2024.

The performance allocations earned from Fund IX in 2024 were primarily driven by the appreciation and realization of the fund’s investments in the (i) manufacturing and industrial and (ii) leisure sectors, and the fund’s distressed investments.

The performance allocations earned from Fund X in 2024 were primarily driven by the appreciation and realization of the fund’s investments in the (i) consumer and retail and (ii) manufacturing and industrial sectors, and the fund’s distressed investments. Moreover, the fund achieved its annualized hurdle rate in 2024.

The performance allocations earned from HVF II in 2024 were primarily driven by the appreciation and realization of the fund’s investments in private portfolio companies in the (i) consumer services, (ii) consumer and retail and (iii) manufacturing and industrial sectors. Moreover, the fund achieved its annualized hurdle rate in 2024.

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

The performance allocation losses from Fund VIII in 2024 were primarily driven by the depreciation of the fund’s investments in the (i) media, telecom and technology, (ii) consumer services and (iii) leisure sectors.

Advisory and transaction fees increased by $199 million to $822 million in 2024 from $623 million in 2023. Advisory and transaction fees earned during 2024 were primarily attributable to advisory and transaction fees earned from companies in the (i) media, telecom and technology, (ii) financial services, (iii) manufacturing and industrial, (iv) business services and (v) natural resources sectors.

Management fees increased by $127 million to $1.9 billion in 2024 from $1.8 billion in 2023. The increase in management fees in 2024 was primarily attributable to management fees earned from Atlas, ADS and S3 Equity and Hybrid Solutions, L.P. of $58 million, $52 million and $20 million, respectively, partially offset by a decrease in management fees earned from Fund X of $21 million. The increase in management fees earned from Atlas, ADS and S3 Equity and Hybrid Solutions, L.P. was driven by an increase in the management fee basis, an increase in subscriptions and higher fee-generating AUM due to additional closes in 2024, respectively. The decrease in management fees earned from Fund X of $21 million was primarily related to the catch-up management fees earned in 2023.

Expenses

Expenses were $4.0 billion in 2024, an increase of $265 million from $3.7 billion in 2023, primarily due to increases in general, administrative and other and interest expense, partially offset by a decrease in total compensation and benefits expenses. General, administrative and other expenses were $1.2 billion in 2024, an increase of $298 million from $872 million in 2023. The increase in 2024 was primarily driven by $72 million related to equity interests issued by a subsidiary as part of a restructuring of such entity, as well as $18 million of fund merger-related costs. Additionally, increases in professional fees, higher travel and entertainment expenses and placement fees also contributed to the higher general, administrative and other expenses in 2024.

Interest expense was $226 million in 2024, an increase of $81 million from $145 million in 2023. The increase in 2024 was primarily driven by higher interest rates from debt issuances offset, in part, by debt repayments in 2024.

Total compensation and benefits were $2.6 billion in 2024, a decrease of $114 million from $2.7 billion in 2023, primarily due to a decrease in equity-based compensation of $267 million, partially offset by increases in salary, bonus and benefits and profit sharing expense of $113 million and $40 million, respectively. The decrease in equity-based compensation of $267 million was primarily due to special fully vested RSUs that were granted to certain senior leaders in 2023. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the then Co-Presidents of AAM, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

The increase in salary, bonus and benefits of $113 million was primarily driven by the growth in revenues and increased headcount in 2024. Additionally, there was an increase in profit sharing expense of $40 million resulting from the corresponding higher investment income during 2024. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period.

Other Income (Loss)

Other income (loss) was $303 million in 2024, an increase of $30 million from $273 million in 2023. This increase was driven by increases in net gains (losses) from investment activities and other income (loss), net of $51 million and $19 million, respectively, offset, in part, by a decrease in net gains (losses) from investment activities of consolidated variable interest entities of $40 million. See note 6 to the consolidated financial statements for further information on our consolidated variable interest entities.

The increase in net gains (losses) from investment activities of $51 million was primarily driven by the appreciation in the Company’s investment in Global Business Travel Group, Inc. The increase in other income (loss) of $19 million was primarily attributable to derivative gains and gains from changes in the tax receivable agreement liability, partially offset by an increase in earnout expense associated with a previous acquisition and losses associated with the impact of changes in foreign exchange rates.

Retirement Services

Revenues

Retirement Services revenues were $21.9 billion in 2024, a decrease of $7.2 billion from $29.1 billion in 2023. The decrease was primarily driven by a decrease in premiums and a decrease in other revenues, partially offset by an increase in net investment income, an increase in investment related gains (losses) and an increase in revenues of consolidated VIEs.

Premiums were $1.3 billion in 2024, a decrease of $11.4 billion from $12.7 billion in 2023, primarily driven by a $9.5 billion decrease in pension group annuity premiums compared to 2023 and a decrease in premiums attributable to the execution of a whole life block reinsurance transaction in the fourth quarter of 2023.

Other revenues were $19 million in 2024, a decrease of $572 million from $591 million in 2023, primarily due to the $555 million gain on the settlement of the VIAC recapture agreement in 2023.

Net investment income was $15.7 billion in 2024, an increase of $3.6 billion from $12.1 billion in 2023, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows in 2024 and higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment.

Investment related gains (losses) were $2.0 billion in 2024, an increase of $617 million from $1.4 billion in 2023, primarily due to favorable net foreign exchange impacts, a favorable change in the fair value of FIA hedging derivatives and the fair value of Athene’s strategic modco reinsurance agreement with Catalina, involving the cession of certain inforce funding agreements, and a favorable change in the provision for credit losses, partially offset by an unfavorable change in fair value of reinsurance assets. The favorable net foreign exchange impacts were primarily related to the strengthening of the U.S. dollar against foreign currencies in 2024 compared to 2023. The change in fair value of FIA hedging derivatives increased $356 million, primarily driven by the favorable performance of the equity indices upon which Athene’s call options are based, with the 2024 impact amplified by the strong growth in Athene’s FIA block of business over the previous twelve months. The largest percentage of Athene’s call options are based on the S&P 500 Index, which increased 23.3% in 2024, compared to an increase of 24.2% in 2023. The favorable change in the provision for credit losses of $154 million was primarily driven by intent-to-sell impairments in 2023 related to the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure. The change in fair value of reinsurance assets decreased $932 million, primarily driven by an increase in U.S. Treasury rates in 2024 compared to a decrease in 2023.

Revenues of consolidated VIEs were $1.8 billion in 2024, an increase of $381 million from $1.4 billion in 2023, primarily driven by gains within AAA related to favorable returns on the underlying assets.

Expenses

Retirement Services expenses were $15.0 billion in 2024, a decrease of $8.6 billion from $23.6 billion in 2023. The decrease was driven by a decrease in future policy and other policy benefits and a decrease in market risk benefits remeasurement (gains) losses, partially offset by an increase in interest sensitive contract benefits, an increase in policy and other operating expenses and an increase in DAC, DSI and VOBA amortization. Athene’s annual unlocking of assumptions resulted in an increase in total expenses of $31 million compared to a decrease of $22 million in 2023. The 2024 unlocking was driven by an increase of $62 million in market risk benefits, an increase of $21 million related to DAC, DSI and VOBA and an increase of $8 million in interest sensitive contract benefits, partially offset by a decrease of $60 million in future policy and other policy benefits, compared to a decrease of $94 million in interest sensitive contract benefits and a decrease of $45 million in future policy and other policy benefits, partially offset by an increase of $81 million in market risk benefits and an increase of $36 million related to DAC, DSI and VOBA in 2023.

Future policy and other policy benefits were $3.1 billion in 2024, a decrease of $11.4 billion from $14.4 billion in 2023, primarily driven by a $9.5 billion decrease in pension group annuity obligations compared to 2023, a decrease in life reserves due to the execution of a $2.2 billion whole life block reinsurance transaction in the fourth quarter of 2023 and a favorable change in unlocking, partially offset by a $207 million increase in accrued interest. Unlocking in 2024 was $60 million favorable consisting of $104 million of favorable future policy benefit reserve unlocking, partially offset by $44 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to favorable projected mortality lowering future benefit payments, partially offset by an increase in the lump sum payment utilization assumption. Unlocking in 2023 was $45 million favorable consisting of $297 million of favorable future policy benefit reserve unlocking, partially offset by $252 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

Market risk benefits remeasurement (gains) losses were $(102) million in 2024, a decrease of $506 million from $404 million in 2023. The gains in 2024 compared to losses in 2023 were primarily driven by a favorable change in the fair value of market risk benefits and a favorable change in unlocking, partially offset by a $44 million increase in accrued interest. The change in fair value of market risk benefits was $567 million favorable compared to 2023 due to an increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This impact was partially offset by an unfavorable change in the fair value of market risk benefits of $25 million related to less favorable equity market performance compared to 2023. The market risk benefits unlocking in 2024 was $62 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and enhanced income utilization assumptions, while 2023 unlocking was $81 million unfavorable primarily due to an increase in the income rider utilization assumption increasing projected claims, partially offset by favorable changes in lapse and income rider restart assumptions.

Interest sensitive contract benefits were $8.9 billion in 2024, an increase of $2.7 billion from $6.2 billion in 2023, primarily driven by significant growth in Athene’s deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances in comparison to its existing blocks of business and an unfavorable change in unlocking, partially offset by a decrease in the change in fair value of FIA embedded derivatives. The decrease in the change in fair value of FIA embedded derivatives of $1.3 billion was primarily due to the favorable change in discount rates used in Athene’s embedded derivative calculations as 2024 experienced an increase in discount rates compared to a decrease in 2023. This was partially offset by the favorable performance of the equity indices to which Athene’s FIA policies are linked, with the 2024 impact amplified by the strong growth in Athene’s FIA block of business over the previous twelve months. The largest percentage of Athene’s FIA policies are linked to the S&P 500 Index, which increased 23.3% in 2024, compared to an increase of 24.2% in 2023. The fair value of FIA embedded derivatives unlocking in 2024 was $67 million unfavorable primarily due to changes to projected interest crediting, while 2023 unlocking was $20 million favorable primarily due to changes to projected interest crediting, partially offset by an increase in lapse and risk margin assumptions. The negative VOBA unlocking related to Athene’s interest sensitive contract liabilities in 2024 was $59 million favorable mainly due to updated economics and an increase in lapse assumptions, while 2023 unlocking was $74 million favorable mainly due to an increase in lapse assumptions.

Policy and other operating expenses were $2.1 billion in 2024, an increase of $299 million from $1.8 billion in 2023, primarily driven by $152 million of expense related to guaranty association assessments levied against Athene in connection with the Bankers Life Insurance Company and Colorado Bankers Life Insurance Company insolvencies and an increase in interest expense. Additionally, policy and other operating expenses increased due to an increase in policy acquisition expenses related to significant volume growth in 2024.

DAC, DSI and VOBA amortization was $941 million in 2024, an increase of $253 million from $688 million in 2023, primarily due to strong growth in Athene’s retail channel in 2024, partially offset by a favorable change in unlocking. Unlocking in 2024 was $21 million unfavorable mainly related to changes to projected interest crediting and an increase in lapse assumptions, while unlocking in 2023 was $36 million unfavorable mainly related to an increase in lapse assumptions and changes to projected interest crediting.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit totaled $(1,062) million and $923 million in 2024 and 2023, respectively. The change to the provision was primarily related to the increase in pretax income subject to income tax and a one-time deferred tax benefit resulting from the enactment of the Bermuda CIT in the fourth quarter of 2023. The (provision) benefit for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 14.3% and (16.5)% for 2024 and 2023, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests, (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m), and (iv) a change in the estimated deferred tax benefit recorded for the Bermuda CIT. The Company does not expect a material increase to its consolidated effective tax rate or earnings and results of operations as a result of the utilization of the deferred tax assets, though the Company can provide no assurance that the impacts will not be material in future years. See note 13 to the consolidated financial statements for further details regarding the Company’s income tax (provision) benefit.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 21 to our consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023			2023	2022
Asset Management:
Management fees - Credit	$2,015	$1,688	$327	19.4%	$1,688	$1,483	$205	13.8%
Management fees - Equity	761	792	(31)	(3.9)	792	651	141	21.7
Management fees	2,776	2,480	296	11.9	2,480	2,134	346	16.2
Capital solutions fees and other, net	668	538	130	24.2	538	414	124	30.0
Fee-related performance fees	208	146	62	42.5	146	72	74	102.8
Fee-related compensation	(925)	(835)	90	10.8	(835)	(754)	81	10.7
Non-compensation expenses	(664)	(561)	103	18.4	(561)	(456)	105	23.0
Fee Related Earnings (FRE)	$2,063	$1,768	$295	16.7%	$1,768	$1,410	$358	25.4%

A discussion of our Asset Management segment analysis for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is included in the Company’s 2023 Annual Report.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

In this section, references to 2024 refer to the year ended December 31, 2024 and references to 2023 refer to the year ended December 31, 2023.

FRE was $2,063 million in 2024, an increase of $295 million compared to $1,768 million in 2023. This increase was primarily attributable to growth in fee related revenues, including management fees, capital solutions fees and other, net and fee-related performance fees.

The increase in management fees was primarily attributable to management fees earned from Athene and ADS of $237 million and $45 million, respectively, driven by increases in fee-generating AUM and increased subscriptions in 2024, respectively, partially offset by a decrease in management fees earned from Fund X of $21 million, primarily related to the catch-up management fees earned in 2023. Equity management fees included Fund X catch-up management fees of $45 million in 2023.

Capital solutions fees in 2024 were primarily attributable to fees earned from companies in the (i) media, telecom and technology, (ii) financial services, (iii) manufacturing and industrial and (iv) business services sectors.

The increase in fee-related performance fees in 2024 was primarily attributable to fees earned from ADS of $54 million, reflecting the growing contribution from Apollo’s wealth-focused products.

The growth in revenues was offset, in part, by increases in non-compensation expenses and fee-related compensation expense. The increase in non-compensation expenses in 2024 was primarily driven by increases in travel and entertainment expenses, placement fees, depreciation and amortization expenses and higher professional fees. In addition, non-compensation expenses in 2024 included fund merger-related costs of $15 million. The increase in fee-related compensation was driven by corresponding growth in fee related revenues and increased headcount in 2024.

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

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for Apollo’s investing strategies within the Asset Management segment:

	December 31, 2024
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$92,532	$57,665	$150,197
AUM Not Currently Generating Performance Fees	10,454	4,354	14,808
Uninvested Performance Fee-Eligible AUM	30,695	27,779	58,474
Total Performance Fee-Eligible AUM	$133,681	$89,798	$223,479

	December 31, 2023
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$77,026	$51,444	$128,470
AUM Not Currently Generating Performance Fees	9,412	6,886	16,298
Uninvested Performance Fee-Eligible AUM	22,933	34,047	56,980
Total Performance Fee-Eligible AUM	$109,371	$92,377	$201,748

[1] Performance Fee-Generating AUM of $6.1 billion and $5.4 billion as of December 31, 2024 and December 31, 2023, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	December 31, 2024
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$24,678		$24,678
Fee-Generating AUM based on invested capital	12,462	33,271		45,733
Fee-Generating AUM based on gross/adjusted assets	421,421	5,547		426,968
Fee-Generating AUM based on NAV	61,960	9,327		71,287
Total Fee-Generating AUM	$495,843	$72,823	[1]	$568,666

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2024 was 60 months.

	December 31, 2023
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$221	$27,868		$28,089
Fee-Generating AUM based on invested capital	10,216	29,583		39,799
Fee-Generating AUM based on gross/adjusted assets	360,777	5,436		366,213
Fee-Generating AUM based on NAV	50,822	8,029		58,851
Total Fee-Generating AUM	$422,036	$70,916	[1]	$492,952

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2023 was 70 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $331.5 billion and $278.3 billion of AUM on behalf of Athene as of December 31, 2024 and December 31, 2023, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 18 to the consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $52.4 billion and $49.9 billion of AUM on behalf of Athora as of December 31, 2024 and December 31, 2023, respectively.

The following tables summarize changes in total AUM for Apollo’s investing strategies within the Asset Management segment:

	Years ended December 31,
	2024			2023
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$515,523	$135,253	$650,776	$421,206	$126,441	$547,647
Inflows	142,628	9,776	152,404	139,613	15,525	155,138
Outflows[2]	(52,192)	(7,157)	(59,349)	(44,953)	(2,955)	(47,908)
Net Flows	90,436	2,619	93,055	94,660	12,570	107,230
Realizations	(14,136)	(9,034)	(23,170)	(17,947)	(8,868)	(26,815)
Market Activity[3]	24,564	5,812	30,376	17,604	5,110	22,714
End of Period	$616,387	$134,650	$751,037	$515,523	$135,253	$650,776

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

[2] Outflows for Total AUM include redemptions of $6.9 billion and $7.1 billion during the years ended December 31, 2024 and 2023, respectively.
[3] Includes foreign exchange impacts of $(5.3) billion and $2.4 billion during the years ended December 31, 2024 and 2023, respectively.

Year Ended December 31, 2024

Total AUM was $751.0 billion at December 31, 2024, an increase of $100.3 billion, or 15.4%, compared to $650.8 billion at December 31, 2023. The net increase was primarily driven by subscriptions across the platform and the growth of our retirement services client assets, partially offset by outflows attributable to Atlas and distributions. More specifically, the net increase was due to:

•Net flows of $93.1 billion primarily attributable to:
•a $90.4 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $43.1 billion of subscriptions mostly related to the direct origination, asset-backed finance, multi-credit and opportunistic credit funds we manage; (ii) $34.7 billion related to the growth of our retirement services clients; and (iii) $22.9 billion of leverage, partially offset by $(7.0) billion of outflows resulting from the previously announced conclusion of the Atlas SP-Credit Suisse investment management agreement; and
•a $2.6 billion increase related to the funds we manage in our equity strategy.

•Realizations of $(23.2) billion primarily attributable to:
•$(14.1) billion related to the funds we manage in our credit strategy, largely driven by distributions from the asset-backed finance, direct origination and opportunistic credit funds we manage, and the anticipated run-off related to the Atlas SP-Credit Suisse investment management agreement; and
•$(9.0) billion related to the funds we manage in our equity strategy primarily consisting of distributions across the traditional private equity funds.

•Market activity of $30.4 billion primarily attributable to:
•$24.6 billion related to the funds we manage in our credit strategy primarily consisting of $14.7 billion related to our retirement services clients, $3.2 billion related to ISGI, $2.4 billion related to the opportunistic credit funds, and $2.1 billion related to the direct origination funds; and
•$5.8 billion related to the funds we manage in our equity strategy related to the traditional private equity funds and hybrid value funds we manage.

The following tables summarize changes in Fee-Generating AUM for Apollo’s investing strategies within the Asset Management segment:

	Years ended December 31,
	2024			2023
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$422,036	$70,916	$492,952	$346,598	$65,489	$412,087
Inflows	118,318	10,574	128,892	112,272	12,106	124,378
Outflows[2]	(60,556)	(6,617)	(67,173)	(48,990)	(5,104)	(54,094)
Net Flows	57,762	3,957	61,719	63,282	7,002	70,284
Realizations	(5,575)	(2,130)	(7,705)	(3,700)	(1,514)	(5,214)
Market Activity[3]	21,620	80	21,700	15,856	(61)	15,795
End of Period	$495,843	$72,823	$568,666	$422,036	$70,916	$492,952

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

[2] Outflows for Fee-Generating AUM include redemptions of $6.6 billion and $6.5 billion during the years ended December 31, 2024 and 2023, respectively.
[3] Includes foreign exchange impacts of $(3.8) billion and $1.7 billion during the years ended December 31, 2024 and 2023, respectively.

Year Ended December 31, 2024

Total Fee-Generating AUM was $568.7 billion at December 31, 2024, an increase of $75.7 billion, or 15.4%, compared to $493.0 billion at December 31, 2023. The net increase was primarily driven by the growth of our retirement services client assets, market activity primarily in our credit strategy, and subscriptions across the platform, partially offset by outflows attributable to Atlas. More specifically, the net increase was due to:

•Net flows of $61.7 billion primarily attributable to a $57.8 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) a $34.7 billion increase related to the growth of our retirement services client assets; (ii) $18.3 billion of other net fee-generating movements; and (iii) $15.1 billion of subscriptions primarily related to the direct origination and multi-credit funds we manage, partially offset by $(7.0) billion of outflows resulting from the previously announced conclusion of the Atlas SP-Credit Suisse investment management agreement.

•Market activity of $21.7 billion primarily attributable to the funds we manage in our credit strategy consisting of $14.8 billion related to our retirement services clients and $2.1 billion related to ISGI.

•Realizations of $(7.7) billion across the credit and equity strategies.

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

The following presents origination, gross capital deployment and uncalled commitments (in billions):

Note: Totals may not add due to rounding

As of December 31, 2024 and December 31, 2023, Apollo had $61 billion and $58 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023			2023	2022
Retirement Services:
Fixed income and other net investment income	$10,805	$8,739	$2,066	23.6%	$8,739	$5,706	$3,033	53.2%
Alternative net investment income	939	864	75	8.7	864	1,206	(342)	(28.4)
Net investment earnings	11,744	9,603	2,141	22.3	9,603	6,912	2,691	38.9
Strategic capital management fees	105	72	33	45.8	72	53	19	35.8
Cost of funds	(7,702)	(5,650)	2,052	36.3	(5,650)	(3,755)	1,895	50.5
Net investment spread	4,147	4,025	122	3.0	4,025	3,210	815	25.4
Other operating expenses	(458)	(481)	(23)	(4.8)	(481)	(462)	19	4.1
Interest and other financing costs	(465)	(436)	29	6.7	(436)	(279)	157	56.3
Spread Related Earnings (SRE)	$3,224	$3,108	$116	3.7%	$3,108	$2,469	$639	25.9%

A discussion of our Retirement Services segment analysis for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is included in the Company’s 2023 Annual Report.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

In this section, references to 2024 refer to the year ended December 31, 2024 and references to 2023 refer to the year ended December 31, 2023.

Spread Related Earnings

SRE was $3.2 billion in 2024, an increase of $116 million, or 4%, compared to $3.1 billion in 2023. The increase in SRE was primarily driven by higher net investment earnings and strategic capital management fees, partially offset by higher cost of funds and interest and other financing costs.

Net investment earnings increased $2.1 billion, primarily driven by $25.3 billion of growth in Athene’s average net invested assets, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and an increase in alternative net investment income, partially offset by an increase in income attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increases in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023 and 63% effective October 1, 2024. The increase in alternative net investment income compared to 2023 was primarily driven by more favorable performance within retirement services and strategic origination platforms, as well as credit, partially offset by less favorable performance within equity. The increase in income from retirement services platforms was primarily related to underperformance from FWD Group Holdings Limited (“FWD”) and a decrease in the share price of Challenger Limited (“Challenger”) in 2023, partially offset by increased expenses and lower growth impacting the valuation of Athora in 2024. The increase in income from strategic origination platforms was mainly attributable to unfavorable performance from Aqua Finance in 2023 related to macroeconomic headwinds for consumer loan origination, favorable performance from Foundation Home Loans driven by increased origination volumes in 2024 and strong growth within other strategic origination platforms related to the funding of investments in 2024, partially offset by outsized performance from MidCap Financial in 2023.

Strategic capital management fees increased $33 million due to additional fees received from ADIP II as a result of the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increases in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023 and 63% effective October 1, 2024, as well as new business ceded to ACRA 2 in 2024.

Cost of funds increased $2.1 billion, primarily driven by growth in and higher rates on new deferred annuity issuances, growth in and higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, an increase in business mix to institutional business at higher crediting rates and the $114 million operating gain on the settlement of the VIAC recapture agreement in 2023. These impacts were partially offset by an increase in costs attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increases in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023 and 63% effective October 1, 2024, as well as a favorable change in unlocking and a favorable impact to pension group annuity balances related to a refinement in methodology. Unlocking, net of the non-controlling interests, was favorable $16 million primarily related to favorable projected mortality lowering future benefit payments, updated economics and favorable changes in lapse and enhanced income utilization assumptions. These impacts were largely offset by an increase in the income rider utilization assumption increasing projected claims, an increase in the lump sum payment utilization assumption and changes to projected interest crediting. Unlocking, net of the non-controlling interests, in 2023 was unfavorable $24 million primarily related to an increase in the income rider utilization assumption increasing projected claims. This impact was partially offset by favorable changes in lapse and income rider restart assumptions, as well as higher interest rates and favorable mortality experience lowering future benefit payments.

Interest and other financing costs increased $29 million related to higher interest expense resulting from Athene’s debt issuances in the fourth quarter of 2023 and the first and fourth quarters of 2024, partially offset by lower interest expense resulting from a decrease in the average outstanding balance of short-term repurchase agreements in 2024 compared to 2023.

Net Investment Spread

	Years ended December 31,			Years ended December 31,
	2024	2023	Change	2023	2022	Change
Fixed income and other net investment earned rate	4.86%	4.45%	41bps	4.45%	3.22%	123bps
Alternative net investment earned rate	8.03%	7.22%	81bps	7.22%	10.42%	NM
Net investment earned rate	5.03%	4.61%	42bps	4.61%	3.66%	95bps
Strategic capital management fees	0.04%	0.03%	1bp	0.03%	0.03%	0bps
Cost of funds	(3.29)%	(2.71)%	58bps	(2.71)%	(1.98)%	73bps
Net investment spread	1.78%	1.93%	(15)bps	1.93%	1.71%	22bps

Net investment spread was 1.78% in 2024, a decrease of 15 basis points compared to 1.93% in 2023, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.29% in 2024, an increase of 58 basis points compared to 2.71% in 2023, primarily driven by higher rates on new deferred annuity issuances, higher rates on new institutional business, including the additional costs of swapping to or issuing funding agreements as floating rate to mitigate SRE sensitivity to floating rate assets, an increase in business mix to institutional business at higher crediting rates and the $114 million operating gain on the settlement of the VIAC recapture agreement in 2023. These impacts were partially offset by an increase in costs attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increases in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023 and 63% effective October 1, 2024, as well as a favorable change in unlocking and a favorable impact to pension group annuity balances related to a refinement in methodology.

Net investment earned rate was 5.03% in 2024, an increase of 42 basis points compared to 4.61% in 2023, primarily due to higher returns in both Athene’s fixed income and alternative investment portfolios, partially offset by an increase in income attributable to the ACRA non-controlling interests following the sale of a 50% interest in ACRA 2 to ADIP II effective July 1, 2023 and the subsequent increases in the ADIP II ownership of ACRA 2 to 60% effective December 31, 2023 and 63% effective October 1, 2024. Fixed income and other net investment earned rate was 4.86% in 2024, an increase from 4.45% in 2023, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment. Alternative net investment earned rate was 8.03% in 2024, an increase from 7.22% in 2023, primarily driven by more favorable performance within retirement services and strategic origination platforms, as well as credit, partially offset by less favorable performance within equity. The higher returns on retirement services platforms was primarily related to underperformance from FWD and a decrease in the share price of Challenger in 2023, partially offset by increased expenses and lower growth impacting the valuation of Athora in 2024. The higher returns from strategic origination platforms was mainly attributable to unfavorable performance from Aqua Finance in 2023 related to macroeconomic headwinds for consumer loan origination and favorable performance from Foundation Home Loans driven by increased origination volumes in 2024, partially offset by outsized performance from MidCap Financial in 2023.

Investment Portfolio

Athene had total investments, including related parties and consolidated VIEs, of $314.6 billion and $259.2 billion as of December 31, 2024 and December 31, 2023, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Athene has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and consolidated VIEs:

	December 31, 2024		December 31, 2023
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
AFS securities, at fair value
U.S. government and agencies	$7,151	2.3%	$5,399	2.1%
U.S. state, municipal and political subdivisions	921	0.3%	1,046	0.4%
Foreign governments	1,568	0.5%	1,899	0.7%
Corporate	83,585	26.6%	78,246	30.2%
CLO	29,182	9.3%	20,207	7.8%
ABS	24,201	7.7%	13,383	5.2%
CMBS	10,741	3.4%	6,591	2.5%
RMBS	8,015	2.5%	7,567	2.9%
Total AFS securities, at fair value	165,364	52.6%	134,338	51.8%
Trading securities, at fair value	1,583	0.5%	1,706	0.7%
Equity securities	1,290	0.4%	1,293	0.5%
Mortgage loans, at fair value	63,239	20.1%	44,115	17.0%
Investment funds	107	—%	109	0.1%
Policy loans	318	0.1%	334	0.1%
Funds withheld at interest	18,866	6.0%	24,359	9.4%
Derivative assets	8,154	2.6%	5,298	2.1%
Short-term investments	447	0.2%	341	0.1%
Other investments	2,915	0.9%	1,206	0.5%
Total investments	262,283	83.4%	213,099	82.3%
Investments in related parties
AFS securities, at fair value
Corporate	2,137	0.7%	1,352	0.5%
CLO	6,035	1.9%	4,268	1.7%
ABS	10,631	3.4%	8,389	3.2%
Total AFS securities, at fair value	18,803	6.0%	14,009	5.4%
Trading securities, at fair value	573	0.2%	838	0.3%
Equity securities, at fair value	234	0.1%	318	0.1%
Mortgage loans, at fair value	1,297	0.4%	1,281	0.5%
Investment funds	1,853	0.6%	1,632	0.6%
Funds withheld at interest	5,050	1.6%	6,474	2.5%
Short-term investments	743	0.2%	947	0.4%
Other investments, at fair value	331	0.1%	343	0.1%
Total related party investments	28,884	9.2%	25,842	9.9%
Total investments, including related parties	291,167	92.6%	238,941	92.2%
Investments of consolidated VIEs
Trading securities, at fair value	2,301	0.7%	2,136	0.8%
Mortgage loans, at fair value	2,579	0.8%	2,173	0.8%
Investment funds, at fair value	17,660	5.6%	15,820	6.2%
Other investments	884	0.3%	103	—%
Total investments of consolidated VIEs	23,424	7.4%	20,232	7.8%
Total investments, including related parties and consolidated VIEs	$314,591	100.0%	$259,173	100.0%

The $55.4 billion increase in Athene’s total investments, including related parties and consolidated VIEs, as of December 31, 2024 compared to December 31, 2023 was primarily driven by significant growth from gross organic inflows of $71.0 billion in excess of gross liability outflows of $33.5 billion, reinvestment of earnings and an increase in derivative assets primarily related to the impact of favorable equity market performance in 2024 on Athene’s call options as well as market impacts on Athene’s derivative swaps and forward contracts. Additionally, total investments, including related parties and consolidated VIEs, increased due to the issuance of debt in 2024, the consolidation of new VIEs and an increase in VIE investment funds attributable to favorable performance of the underlying assets within AAA and net contributions from third-party investors into AAA, partially offset by Athene’s distribution of certain investments to AGM as a dividend. These impacts were partially offset by unrealized losses on AFS securities in 2024 of $1.1 billion due to an increase in U.S. Treasury rates, partially offset by credit spread tightening.

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 97.1% and 96.5% as of December 31, 2024 and December 31, 2023, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

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

While the substantial majority of Athene’s investment portfolio has been allocated to corporate bonds and structured credit products, a key component of Athene’s investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Athene’s investment fund portfolio consists of funds or similar equity structures that employ various strategies including equity and credit funds. Athene has a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (2) investments that Athene believes have less downside risk.

Athene holds derivatives for economic hedging purposes to reduce its exposure to the cash flow variability of assets and liabilities, equity market risk, foreign exchange risk and interest rate risk. Athene’s primary use of derivative instruments relates to providing the income needed to fund the annual index credits on its FIA products. Athene primarily uses fixed indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index. Athene also uses derivative instruments, such as forward contracts and swaps, to hedge foreign currency exposure resulting from foreign denominated assets and liabilities and to help manage its net floating rate position.

Net Invested Assets

The following summarizes Athene’s net invested assets:

	December 31, 2024		December 31, 2023
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$86,051	34.6%	$82,883	38.1%
CLO	27,698	11.2%	20,538	9.4%
Credit	113,749	45.8%	103,421	47.5%
CML	28,055	11.3%	25,977	11.9%
RML	27,848	11.2%	18,021	8.3%
RMBS	7,635	3.1%	7,795	3.6%
CMBS	8,243	3.3%	5,580	2.6%
Real estate	71,781	28.9%	57,373	26.4%
ABS	28,670	11.5%	22,202	10.2%
Alternative investments	12,000	4.8%	11,659	5.4%
State, municipal, political subdivisions and foreign government	3,237	1.3%	3,384	1.5%
Equity securities	2,201	0.9%	1,727	0.8%
Short-term investments	1,015	0.4%	1,048	0.5%
U.S. government and agencies	5,531	2.2%	4,052	1.9%
Other investments	52,654	21.1%	44,072	20.3%
Cash and cash equivalents	6,794	2.7%	10,467	4.8%
Other	3,665	1.5%	2,094	1.0%
Net invested assets	$248,643	100.0%	$217,427	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.

Athene’s net invested assets were $248.6 billion and $217.4 billion as of December 31, 2024 and December 31, 2023, respectively. The increase in net invested assets was primarily driven by growth from net organic inflows of $49.1 billion in excess of net liability outflows of $27.2 billion, reinvestment of earnings, the issuance of debt in 2024 and an increase in short term repurchase agreements outstanding as of December 31, 2024, partially offset by an incremental 3% increase in the ADIP II ownership of ACRA 2 to 63% effective October 1, 2024 and the distribution of certain investments to AGM as a dividend.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
(In millions, except percentages)	2024	2023			2023	2022
Principal Investing:
Realized performance fees	$921	$742	$179	24.1%	$742	$595	$147	24.7%
Realized investment income (loss)	74	(2)	76	NM	(2)	330	(332)	NM
Principal investing compensation	(664)	(601)	63	10.5	(601)	(585)	16	2.7
Other operating expenses	(60)	(56)	4	7.1	(56)	(56)	—	—
Principal Investing Income (PII)	$271	$83	$188	226.5%	$83	$284	$(201)	(70.8)%

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

A discussion of our Principal Investing segment analysis for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is included in the Company’s 2023 Annual Report.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

In this section, references to 2024 refer to the year ended December 31, 2024 and references to 2023 refer to the year ended December 31, 2023.

PII was $271 million in 2024, an increase of $188 million, as compared to $83 million in 2023. This increase was primarily attributable to increases in realized performance fees and realized investment income of $179 million and $76 million, respectively, partially offset by an increase in principal investing compensation expense of $63 million.

The increase in realized performance fees of $179 million in 2024 was primarily driven by an increase in realized performance fees generated from Fund IX, Freedom Parent Holdings and ANRP III, partially offset by a decrease in realized performance fees earned from Fund VIII.

Realized investment income in 2024 primarily benefited from realized gains earned on the transfer of certain of Apollo’s general partner investments to Athene. Realized investment income in 2023 was negatively impacted by $42 million of losses related to the liquidations of Apollo Strategic Growth Capital II and Acropolis Infrastructure Acquisition Corp., special purpose acquisition companies sponsored by Apollo.

Principal investing compensation of $664 million in 2024 increased $63 million, as compared to $601 million in 2023. The increase in 2024 was primarily due to an increase in profit sharing expense associated with the corresponding increase in realized performance fees, partially offset by a decrease in profit sharing expense attributable to the Company’s incentive pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year, and is included within principal investing compensation. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The incentive pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2024, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through its liquidation in 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations”.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of December 31, 2024, unless otherwise noted.

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Credit:
Accord VI1	2024	$1,881	$1,701	$391	$185	$341	$336	$521	33%	20%
Accord I, II, III, III B, IV & V1	Various	—	7,992	6,795	7,251	—	—	7,251	18	13
Accord+ II5	N/A	3,125	3,096	1,146	124	1,045	1,062	1,186	NM4	NM4
Accord+	2021	3,354	2,370	6,759	5,129	2,293	2,397	7,526	16	13
ADIP II	2024	6,679	6,016	2,603	—	2,603	2,952	2,952	NM4	NM4
ADIP I	2020	5,150	3,254	2,620	1,570	2,597	3,098	4,668	23	20
EPF IV	2023	3,060	2,959	1,131	424	821	978	1,402	21	13
EPF III	2017	2,692	4,398	4,902	4,272	1,671	1,728	6,000	9	4
Total Credit		$25,941	$31,786	$26,347	$18,955	$11,371	$12,551	$31,506
Equity:
Fund X	2023	$20,310	$19,877	$6,089	$1,297	$5,563	$6,651	$7,948	41%	18%
Fund IX	2018	32,186	24,729	21,552	13,925	15,281	25,412	39,337	27	18
Fund VIII	2013	7,136	18,377	16,541	23,211	4,684	4,299	27,510	13	9
Fund VII	2008	—	14,677	16,461	34,294	—	—	34,294	33	25
Fund VI	2006	369	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	—	3,742	5,192	12,724	—	—	12,724	61	44
Fund I, II, III, IV & MIA[2]	Various	9	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[3]		$60,010	$98,858	$87,045	$123,987	$25,933	$36,362	$160,349	39	24
AIOF III[5]	N/A	1,371	1,376	257	—	257	276	276	NM4	NM4
AIOF II	2021	2,811	2,542	1,983	750	1,456	1,888	2,638	17	11
AIOF I	2018	387	897	803	1,067	171	216	1,283	22	17
HVF II	2022	5,353	4,592	3,553	221	3,481	4,392	4,613	15	12
HVF I	2019	3,167	3,238	3,698	4,422	876	1,304	5,726	22	17
Total Equity		$73,099	$111,503	$97,339	$130,447	$32,174	$44,438	$174,885

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

Equity

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of December 31, 2024.

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$8,532	$19,667	29%
Non-Control Distressed	6,306	12,394	71
Total	14,838	32,061	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	72,207	128,288	21
Total	$87,045	$160,349	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund X, Fund IX and Fund VIII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI and VII are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to December 31, 2024 and such information was deemed not meaningful. All amounts are as of December 31, 2024.

Fund X

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$650	$662
Opportunistic Buyouts	$5,154	$6,231
Distressed[1]	285	1,055
Total	$6,089	$7,948

Fund IX

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$5,628	$11,675
Opportunistic Buyouts	14,665	23,925
Distressed[1]	1,259	3,737
Total	$21,552	$39,337

Fund VIII

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,704	$7,071
Opportunistic Buyouts	13,270	19,686
Distressed[1]	567	753
Total	$16,541	$27,510

[1] The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets.

			Total Returns[1]
(In millions)	IPO Year[2]	Total AUM	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
MidCap Financial[3]	N/A	$12,692	18%	24%
MFIC[4]	2004	3,908	14%	35%
ADS[5]	N/A	17,134	11%	16%
ARI[4]	2009	9,102	(8)%	24%
ADREF[6]	N/A	5,691	4%	(3)%
ADCF[6]	N/A	1,442	12%	15%
ARIS[6]	N/A	1,253	6%	N/A
Other[7]	N/A	11,444	N/A	N/A
Total		$62,666

[1] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

2 An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
[3] MidCap Financial is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 15% and 26% for the years ended December 31, 2024 and 2023, respectively.

4 AUM is presented on a three-month lag, as of September 30, 2024, based upon the availability of the information.
5 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are net returns based on NAV.
6 ADREF, ADCF and ARIS are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV.
[7] Other includes, among others, AUM of $2.0 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of September 30, 2024. Returns and IPO year are not provided for this AUM. Other also includes AUM of $7.6 billion related to third-party capital within AAA.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Years ended December 31,
(In millions)	2024	2023	2022
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$4,480	$5,001	$(1,961)
Preferred dividends	97	46	—
Net income (loss) attributable to non-controlling interests	1,796	1,462	(1,546)
GAAP Net Income (Loss)	$6,373	$6,509	$(3,507)
Income tax provision (benefit)	1,062	(923)	(739)
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$7,435	$5,586	$(4,246)
Asset Management Adjustments:
Equity-based profit sharing expense and other[1]	321	239	276
Equity-based compensation	308	236	185
Special equity-based compensation and other charges[2]	—	438	—
Transaction-related charges[3]	180	32	(42)
Merger-related transaction and integration costs[4]	30	27	70
(Gains) losses from change in tax receivable agreement liability	(42)	13	26
Net (income) loss attributable to non-controlling interests in consolidated entities	(1,840)	(1,556)	1,499
Unrealized performance fees	(264)	(127)	(2)
Unrealized profit sharing expense	145	179	20
HoldCo interest and other financing costs[5]	80	88	122
Unrealized principal investment income (loss)	9	(88)	176
Unrealized net (gains) losses from investment activities and other[6]	(30)	26	(144)
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	(217)	(170)	7,467
Non-operating change in insurance liabilities and related derivatives[6]	(846)	(182)	(1,433)
Integration, restructuring and other non-operating expenses	239	130	133
Equity-based compensation expense	50	88	56
Segment Income	5,558	4,959	4,163
HoldCo interest and other financing costs[5]	(80)	(88)	(122)
Taxes and related payables	(913)	(789)	(795)
Adjusted Net Income	$4,565	$4,082	$3,246

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
[5] Represents interest and other financing costs related to AGM not attributable to any specific segment.
[6] Includes the change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	December 31, 2024	December 31, 2023
Total GAAP Common Stock Outstanding	565,738,933	567,762,932
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	14,536,019	15,564,983
Vested RSUs	21,337,132	22,072,379
Unvested RSUs Eligible for Dividend Equivalents	11,455,245	12,603,041
Adjusted Net Income Shares Outstanding	613,067,329	618,003,335

[1] Reflects the number of shares of underlying common stock assumed to be issuable upon conversion of the Mandatory Convertible Preferred Stock during each period.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	December 31, 2024	December 31, 2023
Total investments, including related parties	$291,167	$238,941
Derivative assets	(8,154)	(5,298)
Cash and cash equivalents (including restricted cash)	13,676	14,781
Accrued investment income	2,816	1,933
Net receivable (payable) for collateral on derivatives	(4,602)	(2,835)
Reinsurance impacts	(4,435)	(572)
VIE and VOE assets, liabilities and non-controlling interests	17,613	14,818
Unrealized (gains) losses	18,320	16,445
Ceded policy loans	(167)	(174)
Net investment receivables (payables)	97	11
Allowance for credit losses	720	608
Other investments	(87)	(41)
Total adjustments to arrive at gross invested assets	35,797	39,676
Gross invested assets	326,964	278,617
ACRA non-controlling interests	(78,321)	(61,190)
Net invested assets	$248,643	$217,427

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

At December 31, 2024, the Company had $15.4 billion of unrestricted cash and cash equivalents, as well as $5.1 billion of available funds from the AGM credit facility, AHL credit facility, and AHL liquidity facility.

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
•make interest payments on the Company’s debt;
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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s consolidated statements of cash flows:

	Years ended December 31,
(In millions)	2024	2023	2022
Operating Activities	$3,253	$6,322	$3,789
Investing Activities	(61,801)	(42,407)	(23,444)
Financing Activities	57,972	42,638	28,710
Effect of exchange rate changes on cash and cash equivalents	(3)	10	(15)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$(579)	$6,563	$9,040

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

	Years ended December 31,
(In millions)	2024	2023	2022
Net cash provided by the Company's operating activities	$3,781	$6,519	$7,021
Net cash used in the Consolidated Funds and VIEs operating activities	(528)	(197)	(3,232)
Net cash provided by operating activities	3,253	6,322	3,789
Net cash used in the Company's investing activities	(60,547)	(39,834)	(21,840)
Net cash used in the Consolidated Funds and VIEs investing activities	(1,254)	(2,573)	(1,604)
Net cash used in investing activities	(61,801)	(42,407)	(23,444)
Net cash provided by the Company's financing activities	55,577	42,021	23,786
Net cash provided by the Consolidated Funds and VIEs financing activities	2,395	617	4,924
Net cash provided by financing activities	$57,972	$42,638	$28,710

Operating Activities

The Company’s operating activities support its Asset Management, Retirement Services and Principal Investing activities. The primary sources of cash within operating activities include: (a) management fees, (b) advisory and transaction fees, (c) realized performance revenues, (d) realized principal investment income, (e) investment sales from our consolidated funds and VIEs, (f) net investment income and (g) insurance premiums. The primary uses of cash within operating activities include: (a) compensation and non-compensation related expenses, (b) interest and taxes, (c) investment purchases from our consolidated funds and VIEs, (d) benefit payments and (e) other operating expenses.

•During the year ended December 31, 2024, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, and net investment income, partially offset by pension group annuity benefit payments, net of cash inflows and cash paid for interest on funding agreements, taxes, policy acquisition costs and other operating expenses. Net cash provided by operating activities includes net cash used in our consolidated funds and VIEs, which primarily includes purchases of VIEs’ investments offset by net proceeds from the sale of VIEs’ investments.

•During the year ended December 31, 2023, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, cash received from pension group annuity premiums, net of outflows, and net investment income, partially offset by cash paid for policy acquisition and other operating expenses. Net cash provided by operating activities includes net cash used in our consolidated funds and VIEs, which primarily includes purchases of VIEs’ investments, offset by net proceeds from the sale of VIEs’ investments.

•During the year ended December 31, 2022, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, as well as cash received from pension group annuity transactions, net of outflows. Net cash provided by operating activities includes net cash used in our consolidated funds and VIEs for purchases of investments and proceeds from the sale of VIEs’ investments.

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

•During the year ended December 31, 2024, cash used in investing activities primarily reflects the purchase of investments, mainly AFS and mortgage loans, due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by the sales, maturities and repayments of investments.

•During the year ended December 31, 2023, cash used in investing activities primarily reflects the purchase of investments due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by the sales, maturities and repayments of investments.

•During the year ended December 31, 2022, cash used in investing activities primarily reflects the purchase of investments due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by Athene cash acquired as a result of the Mergers and the sales, maturities and repayments of investments.

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

•During the year ended December 31, 2024, cash provided by financing activities primarily reflects cash received from strong retail and funding agreement inflows, net of cash outflows, a favorable change in cash collateral posted by counterparties for derivative transactions related to the favorable equity market performance in 2024, issuances of debt by AGM and our subsidiaries, net capital contributions from non-controlling interests and the issuance of short-term repurchase agreements, net of the repayment of a long-term repurchase agreement, partially offset by the payment of common and preferred stock dividends, repurchase of common stock and repayments of debt. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt and contributions from non-controlling interests, partially offset by repayment of debt and distributions to non-controlling interests.

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

•During the year ended December 31, 2022, cash provided by financing activities primarily reflects the strong organic inflows from retail and funding agreements, net of outflows, net capital contributions from non-controlling interests, and the issuance of debt and preferred stock by our subsidiary, partially offset by the payment of stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt, including repurchase agreements.

Contractual Obligations, Commitments and Contingencies

For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 19 to the consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies.” The Company’s commitments are primarily fulfilled through cash flows from operations and financing activities.

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

Dividends and Distributions

For information regarding the quarterly dividends that were made to common stockholders and distribution equivalents on participating securities, see note 16 to the consolidated financial statements. Although the Company currently expects to pay dividends, we may not pay dividends if, among other things, we do not have the cash necessary to pay the dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our dividends are at the sole discretion of the AGM board of directors.

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

On February 4, 2025, AGM declared a cash dividend of $0.4625 per share of its common stock, which will be paid on February 28, 2025 to holders of record at the close of business on February 18, 2025.

On February 4, 2025, the Company also declared and set aside a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on April 30, 2025 to holders of record at the close of business on April 15, 2025.

Repurchase of Securities

Share Repurchase Program

For information regarding the Company’s share repurchase program, see note 16 to the consolidated financial statements.

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

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock. There were 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding as of December 31, 2024. See note 16 to the consolidated financial statements for further details.

Asset Management Liquidity

Our asset management business requires limited capital resources to support the working capital or operating needs of the business. For the asset management business’ longer-term liquidity needs, we expect to continue to fund the asset management business’ operations through management fees and performance fees received. Liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 14 and 16 to the consolidated financial statements, respectively. From time to time, if the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to raise proceeds through the issuance of additional debt or equity instruments.

AGM has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors.

At December 31, 2024, the asset management business had $2.7 billion of unrestricted cash and cash equivalents, as well as $1.25 billion of available funds from the AGM credit facility.

Future Debt Obligations

The asset management business had long-term debt of $4.3 billion at December 31, 2024, which includes notes with maturities in 2026, 2029, 2030, 2033, 2048, 2050, 2053 and 2054. See note 14 to the consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

Revolver Facility

Under the AGM credit facility, AGM and AMH, as parent borrower and subsidiary borrower, respectively, may borrow in an aggregate amount not to exceed $1.25 billion and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AGM and AMH are in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the AGM credit facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. The AGM credit facility has a final maturity date of November 21, 2029.

Tax Receivable Agreement

The tax receivable agreement provides for the payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM and its subsidiaries realize subject to the agreement. For more information regarding the tax receivable agreement, see note 18 to the consolidated financial statements.

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

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of December 31, 2024.

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

Fund Escrow

As of December 31, 2024, the remaining investments and escrow cash of Fund VIII was valued at 86% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Indemnification Liability

The asset management business recorded an indemnification liability in the event that the Former Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 18 to the consolidated financial statements for further information regarding the asset management business’ indemnification liability.

Retirement Services Liquidity

There are two forms of liquidity relevant to our retirement services business: funding liquidity and balance sheet liquidity. Funding liquidity relates to the ability to fund operations. Balance sheet liquidity relates to the ability to sell assets held in Athene’s investment portfolio without incurring significant costs from fees, bid-offer spreads, or market impact. Athene manages its liquidity position by matching projected cash demands with adequate sources of cash and other liquid assets. The principal sources of liquidity for our retirement services business, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

Athene’s investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers, but exclude pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services business does contain assets that are generally considered less liquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed.

Athene has access to additional liquidity through its AHL credit facility and AHL liquidity facility. The AHL credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility. The AHL credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of December 31, 2024. Athene entered into a new AHL liquidity facility on June 28, 2024, which replaced its previous agreement dated as of June 30, 2023. The AHL liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility has a commitment termination date of June 27, 2025, subject to additional 364-day extensions, and was undrawn as of December 31, 2024. Athene also has access to $2.0 billion of committed repurchase facilities. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and MVAs, which are intended to protect it from early withdrawals. As of December 31, 2024 and December 31, 2023, approximately 82% and 79%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of December 31, 2024 and December 31, 2023, approximately 66% and 64%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of December 31, 2024, approximately 33% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 54% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of December 31, 2024 and December 31, 2023, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of December 31, 2024 and December 31, 2023, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $15.6 billion and $6.5 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of December 31, 2024, Athene’s total maximum borrowing capacity under the FHLB facilities was limited to $49.5 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of December 31, 2024, Athene had the ability to draw up to an estimated $18.9 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

Securities Repurchase Agreements

Athene engages in repurchase transactions whereby it sells fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. Athene requires that, at all times during the term of the repurchase agreements, it maintains sufficient cash or other liquid assets to allow it to fund substantially all of the repurchase price. Proceeds received from the sale of securities pursuant to these arrangements are generally invested in short-term investments or maintained in cash, with the offsetting obligation to repurchase the security included within payables for collateral on derivatives and securities to repurchase on the consolidated statements of financial condition. As per the terms of the repurchase agreements, Athene monitors the market value of the securities sold and may be required to deliver additional collateral (which may be in the form of cash or additional securities) to the extent that the value of the securities sold decreases prior to the repurchase date.

As of December 31, 2024 and December 31, 2023, the payables for repurchase agreements were $5.7 billion and $3.9 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $5.9 billion and $4.1 billion, respectively. As of December 31, 2024, payables for repurchase agreements, based on original issuance, were comprised of $3.0 billion of short-term and $2.7 billion of long-term repurchase agreements. As of December 31, 2023, payables for repurchase agreements, based on original issuance, were comprised of $686 million of short-term and $3.2 billion of long-term repurchase agreements.

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

Future Debt Obligations

Athene had long-term debt of $6.3 billion as of December 31, 2024, which includes notes with maturities in 2028, 2030, 2031, 2033, 2034, 2051, 2052, 2054 and 2064. See note 14 to the consolidated financial statements for further information regarding Athene’s debt arrangements.

Capital

Athene believes it has a strong capital position and is well positioned to meet policyholder and other obligations. Athene measures capital sufficiency using various internal capital metrics which reflect management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC RBC and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy. As of December 31, 2024 and December 31, 2023, Athene’s U.S. RBC ratio was 419% and 392%, respectively, its Bermuda RBC ratio was 450% and 400%, respectively, and its consolidated RBC ratio was 430% and 412%, respectively. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. The RBC of Athene’s Bermuda insurance companies presented herein excludes the impact of any deferred taxes that may be recorded on a statutory basis as a result of the enactment of the Bermuda CIT. Athene is currently assessing deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT, which could have a positive impact on the statutory capital and surplus of its Bermuda insurance companies.

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

Equity-Based Compensation

Equity-based compensation is generally measured based on the grant date fair value of the award. Certain RSUs granted by the Company vest subject to continued employment and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. Equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance fee metrics are met or deemed probable. The addition of these performance measures helps to promote the interests of our shareholders and fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. For more information regarding Apollo’s equity-based compensation awards, see note 15 to our consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.

A significant part of our compensation expense is derived from amortization of RSUs. The fair value of all RSU grants is based on the grant date fair value, which considers the public share price of AGM. The Company has three types of RSU grants, which we refer to as Plan Grants, Bonus Grants, and Performance Grants. Plan Grants may or may not provide the right to receive dividend equivalents until the RSUs vest and the underlying shares are generally issued by March 15th after the year in which they vest. For Plan Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions and lack of dividends until vested if applicable. Bonus Grants provide the right to receive dividend equivalents on both vested and unvested RSUs and Performance Grants provide the right to receive dividend equivalents on vested RSUs and may also provide the right to receive dividend equivalents on unvested RSUs. Both Bonus Grants and Performance Grants are generally issued by March 15th of the year following the year in which they vest. For Bonus Grants and Performance Grants, the grant date fair value for the periods presented is based on the public share price of AGM, and is discounted for transfer restrictions.

We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting dividends on certain Plan Grant and Performance Grant RSUs. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants and Performance Grants:

	Years ended December 31,
	2024	2023	2022
Plan Grants:
Dividend Yield[1]	1.5%	2.1%	3.0%
Cost of Equity Capital Rate[2]	14.2%	13.7%	12.3%
Performance Grants:
Dividend Yield[1]	1.3%	2.2%	2.9%
Cost of Equity Capital Rate[2]	14.4%	12.6%	12.3%

[1] Calculated based on the historical dividends paid during the year ended December 31, 2024 and the price of the Company’s common stock as of the measurement date of the grant on a weighted average basis.

[2] Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant and Performance Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

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

The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants, Bonus Grants and Performance Grants:

	Years ended December 31,
	2024	2023	2022
Plan Grants:
Holding Period Restriction (in years)	0.5	4.1	1.2
Volatility[1]	27.8%	41.4%	44.8%
Dividend Yield[2]	1.5%	2.1%	3.0%
Bonus Grants:
Holding Period Restriction (in years)	0.2	0.2	0.2
Volatility[1]	24.0%	38.5%	34.5%
Dividend Yield[2]	1.5%	2.3%	2.9%
Performance Grants:
Holding Period Restriction (in years)	2.3	1.1	0.9
Volatility[1]	34.9%	41.9%	37.4%
Dividend Yield[2]	1.3%	2.2%	2.9%

[1] The Company determined the expected volatility based on the volatility of the Company’s common stock price as of the grant date with consideration to comparable companies.
[2] Calculated based on the historical dividends paid during the years ended December 31, 2024, 2023 and 2022 and the Company’s common stock price as of the measurement date of the grant on a weighted average basis.

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

Quantitative and Qualitative Disclosures About Market Risk—Sensitivities” in this report. There have been no material changes to the valuation approaches utilized during the periods that our financial results are presented in this report.

Fair Value of Financial Instruments

Except for the Company’s debt obligations (each as defined in note 14 to our consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.

Revenue Recognition

Performance Fees

Apollo earns performance fees from funds we manage as a result of such funds achieving specified performance criteria. Such performance fees generally are earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum.

Performance allocations are performance fees that are generally structured from a legal standpoint as an allocation of capital to the Company. Performance allocations from certain of the funds that we manage are subject to contingent repayment and are generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as performance fees exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. We account for performance allocations as an equity method investment, and accordingly, we accrue performance allocations quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of performance allocations and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our credit and equity funds.

Incentive fees are performance fees structured as a contractual fee arrangement rather than a capital allocation. Incentive fees are generally received from the management of CLOs, managed accounts, ADS and MFIC. For a majority of our incentive fees, once the quarterly or annual incentive fees have been determined, there is no look-back to prior periods for a potential contingent repayment, however, certain other incentive fees can be subject to contingent repayment at the end of the life of the entity. In accordance with the revenue recognition standard, certain incentive fees are considered a form of variable consideration and therefore are deferred until fees are probable to not be significantly reversed. There is significant judgment involved in determining if the incentive fees are probable to not be significantly reversed, but generally the Company will defer the revenue until the fees are crystallized or are no longer subject to clawback or reversal.

Management Fees

Management fees related to the credit funds we manage can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, capital contributions, or stockholders’ equity, all as defined in the respective partnership agreements. The management fee calculations for the credit funds we manage that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to equity funds we manage, by contrast, are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in the credit and equity funds.

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

Valuation of Fixed Maturity Securities, Equity Securities and Mortgage Loans

The following table presents the fair value of fixed maturity securities, equity securities and mortgage loans, including those with related parties and those held by consolidated VIEs, by pricing source and fair value hierarchy:

	December 31, 2024
(In millions, except percentages)	Total	Level 1	Level 2	Level 3
Fixed maturity securities
AFS securities
Priced via commercial pricing services	$116,317	$7,818	$108,495	$4
Priced via independent broker-dealer quotations	37,582	—	34,896	2,686
Priced via models or other methods	30,268	—	278	29,990
Trading securities
Priced via commercial pricing services	1,130	21	1,109	—
Priced via independent broker-dealer quotations	453	1	430	22
Priced via models or other methods	573	—	—	573
Trading securities of consolidated VIEs	2,301	—	347	1,954
Total fixed maturity securities, including related parties and consolidated VIEs	188,624	7,840	145,555	35,229
Equity securities
Priced via commercial pricing services	1,263	190	1,073	—
Priced via independent broker-dealer quotations	—	—	—	—
Priced via models or other methods	261	—	—	261
Total equity securities, including related parties	1,524	190	1,073	261
Mortgage loans
Priced via commercial pricing services	61,057	—	—	61,057
Priced via independent broker-dealer quotations	—	—	—	—
Priced via models or other methods	3,479	—	—	3,479
Mortgage loans of consolidated VIEs	2,579	—	—	2,579
Total mortgage loans, including related parties and consolidated VIEs	67,115	—	—	67,115
Total fixed maturity securities, equity securities and mortgage loans, including related parties and consolidated VIEs	$257,263	$8,030	$146,628	$102,605
Percentage of total	100.0%	3.1%	56.9%	40.0%

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

The Company performs vendor due diligence exercises annually for all asset classes to review vendor processes, models and assumptions. Additionally, the Company reviews price movements on a quarterly basis to ensure reasonableness.

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

As of December 31, 2024, Athene had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $11.2 billion. The increase (decrease) to the embedded derivatives on indexed annuity products from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2024
+100 bps discount rate	$(569)
–100 bps discount rate	626

However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the quantitative impact presented in the table above does not necessarily correspond to the ultimate impact on the consolidated financial statements. In determining the ranges, Athene has considered current market conditions, as well as the market level of discount rates that can reasonably be anticipated over the near-term. For additional information regarding sensitivities to interest rate risk and public equity risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivities”.

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

In general, the reserve for future policy benefits associated with life-contingent payout annuities will decrease when longevity decreases, resulting in remeasurement gains in the consolidated statements of operations. Changes in the discount rate in periods after a cohort has closed will not impact interest expense recognition within the consolidated statements of operations. However, changes in the discount rate will impact the recorded reserve on the consolidated statements of financial condition, with an offsetting unrealized gain or loss recorded to other comprehensive income (loss). Athene uses a single A rate to calculate the present value of reserves related to its immediate annuities with life contingencies and assumed whole life products.

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

The increase (decrease) to future policy benefit reserves from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2024
+100 bps discount rate	$(3,393)
–100 bps discount rate	4,048

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

The increase (decrease) to the net market risk benefit balance from hypothetical changes in the discount rate is summarized as follows:

(In millions)	December 31, 2024
+100 bps discount rate	$(867)
–100 bps discount rate	748

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to Apollo and its industries is included in note 2 to our consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of December 31, 2024:

(In millions)	2025	2026 - 2027	2028 - 2029	2030 and Thereafter	Total
Asset Management
Operating lease obligations[1]	$82	$160	$156	$430	$828
Other long-term obligations[2]	33	1	—	—	34
AGM credit facility[3]	1	2	2	—	5
Debt obligations[3]	234	934	1,071	6,446	8,685
	350	1,097	1,229	6,876	9,552
Retirement Services
Interest sensitive contract liabilities	21,781	59,626	77,107	95,123	253,637
Future policy benefits	2,944	5,617	4,932	36,409	49,902
Market risk benefits	—	—	—	6,219	6,219
Other policy claims and benefits	107	—	—	—	107
Dividends payable to policyholders	8	15	13	56	92
Debt obligations[3]	333	664	1,603	10,234	12,834
Securities to repurchase[4]	4,281	1,689	—	—	5,970
	29,454	67,611	83,655	148,041	328,761
Obligations	$29,804	$68,708	$84,884	$154,917	$338,313

[1] Operating lease obligations excludes $156 million of other operating expenses associated with operating leases.
[2] Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

[3] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements. See note 14 of the consolidated financial statements for further discussion of these debt obligations.

[4] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the December 31, 2024 interest rate.

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
(iii)In connection with the Stone Tower acquisition, Apollo agreed to pay the former owners of Stone Tower a specified percentage of any future performance fees earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay the former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. These contingent consideration liabilities are remeasured to fair value at each reporting period until the obligations are satisfied. See note 19 to the consolidated financial statements for further information regarding the contingent consideration liabilities.
(iv)Commitments from certain of our subsidiaries to contribute to the funds we manage and certain related parties.

Atlas

In connection with the Company and CS’s previously announced transaction, certain subsidiaries of Atlas acquired certain assets of the CS Securitized Products Group (the “Transaction”). Under the terms of the Transaction, Atlas originally agreed to pay CS an amount of $3.3 billion by February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of AAM, fourth of AHL and fifth of AARe. Each of AARe and AAM issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. In March 2024, in connection with Atlas concluding its investment management agreement with CS, Atlas will no longer receive $0.8 billion of fees and the deferred purchase price obligation is reduced by a corresponding amount from $3.3 billion to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase price obligation.

In exchange for the purchase price, Atlas originally received approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value. These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. Atlas also benefits generally from the net spread earned on these assets in excess of its cost of financing. Finally, Atlas will earn total fees of $0.4 billion under the terms of the investment management agreement with CS, including management fees and transition and termination payments. As a result, the guarantee related to the Company’s aforementioned assurance letter is not probable of payment and, therefore, a liability has not been reflected on the consolidated financial statements.

Supplemental Guarantor Financial Information

The 2053 Subordinated Notes and the 2054 Subordinated Notes issued by AGM are guaranteed on a junior, unsecured basis, and the 2033 Senior Notes and the 2054 Senior Notes issued by AGM are both guaranteed on a senior, unsecured basis, by AAM, together with certain Apollo intermediary holding companies (collectively, the “Guarantors”). The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest (i) on the 2053 Subordinated Notes and the 2054 Subordinated Notes on a subordinated, unsecured basis and (ii) on the 2033 Senior Notes and the 2054 Senior Notes on a senior, unsecured basis. See note 14 of the consolidated financial statements for further discussion on these debt obligations.

AGM, as issuer, and the Guarantors are holding companies. The primary sources of cash flow are dependent upon distributions from their respective subsidiaries to meet their future obligations under the notes and the guarantees, respectively. The 2033 Senior Notes, the 2054 Senior Notes, the 2053 Subordinated Notes and the 2054 Subordinated Notes are not guaranteed by any fee generating businesses, Apollo-managed funds, or Athene and its direct and indirect subsidiaries. Holders of the guaranteed registered debt securities will have a direct claim only against AGM as issuer.

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

(In millions)	December 31, 2024
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$2,545
Non-current assets	8,897
Due from related parties, excluding non-guarantor subsidiaries	598
Current liabilities, less payables to non-guarantor subsidiaries	521
Non-current liabilities	7,122
Due to related parties, excluding non-guarantor subsidiaries	305
Non-controlling interests	11

Year ended December 31,
(In millions)	2024
Summarized Statements of Operations
Revenues	$3,875
Net income (loss)	492
Net income (loss) attributable to obligor group	389

The following are transactions of the obligor group with non-guarantor subsidiaries.

Year ended December 31,
(In millions)	2024
Due from non-guarantor subsidiaries	$160
Due to non-guarantor subsidiaries	1,193
Intercompany revenue	1,253
Intercompany expense	545

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

Investment and risk management processes are tailored to each respective investment portfolio subject to our overall risk tolerance and philosophy:

•With respect to the credit funds we manage, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios.
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

The risk management team at Athene consists of eight teams: Business and Operational Risk, ALM, Regulatory and Risk Analytics, Risk Policy and Derivatives Risk, Derivatives and Structured Solutions, Asset Risk Management, Strategic and Emerging Risk and Risk Operations and Change Management. The risk management team is led by AHL’s Chief Risk Officer, who reports to the chair of the AHL Risk Committee. AHL’s risk management team is comprised of more than 50 dedicated, full-time employees.

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

Management fees could be impacted by changes in market risk factors, including (i) changes in invested capital or in market values to below cost, due to which management could consider an investment permanently impaired, in the case of certain funds or (ii) changes in gross or net asset value, for the credit funds. The proportion of our management fees that are based on NAV is dependent on the number and types of funds in existence and the current stage of each fund’s life cycle.

Impact on Advisory and Transaction Fees—We earn transaction fees relating to certain credit and equity transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases, dispositions, or follow-on transactions, may be earned. Management fee offsets and any broken deal costs, if applicable, are reflected as a reduction to advisory and transaction fees. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in credit and equity transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.

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

The Company is subject to a concentration risk related to the investors in the funds it manages. There are more than 1,000 investors in Apollo’s active credit and equity funds, and no individual investor accounts for more than 10% of the total committed capital to Apollo’s active funds.

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

Certain funds we manage hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize risk exposure by limiting the counterparties with which the funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. Counterparty risk may be further mitigated by the exchange of collateral with a counterparty as a form of credit support for derivative transactions. As of December 31, 2024, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

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

In addition to credit-risk exposures from its investment portfolio, Athene is also exposed to credit risk from its counterparty exposures related to derivative hedging and reinsurance activities. Derivative counterparty risk is managed by trading on a collateralized basis with counterparties under International Swaps and Derivatives Association documents with a credit support annex having zero-dollar collateral thresholds.

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

The equity index hedging framework implemented is one of static and dynamic replication. Unique policy-level liability options are matched with static OTC options and residual risk arising from (1) policyholder behavior and other trading constraints (for example minimum trade size) and (2) the decision by the organization to enhance the value of the product offerings by dynamically managing a small portion of the exposure on custom indices, are managed dynamically by decomposing the risk of the portfolio (asset and liability positions) into market risk measures which are managed to pre-established risk limits. The portfolio risks are measured overnight and rebalanced daily to ensure that the risk profile remains within risk appetite. Valuation is done at the position level, and risks are aggregated and shown at the level of each underlying index. Risk measures that have term structure sensitivity, such as index volatility risk and interest rate risk, are monitored and risk managed along the term structure.

Athene is also exposed to equity risk in its alternative investment portfolio. The form of those investments is typically a limited partnership interest in a fund. Athene currently targets fund investments that have characteristics resembling fixed income investments versus those resembling pure equity investments, but as holders of partnership positions, Athene’s investments are generally held as equity positions. Alternative investments are comprised of several categories, including at the most liquid end of the spectrum “liquid strategies”, (which is mostly exposure to publicly traded equities), followed by “equity” and “credit” strategies. Athene’s alternatives portfolio also includes strategic equity investments in origination platforms, insurance platforms and others.

Athene’s investment mandate in its alternative investment portfolio is inherently opportunistic. Each investment is examined and analyzed on its own merits to gain a full understanding of the risks present, and with a view toward determining likely return scenarios, including the ability to withstand stress in a downturn. Athene has a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (2) investments that Athene believes have less downside risk.

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

Currency Risk—Athene manages its currency risk to maintain minimal exposure to currency fluctuations. It attempts to hedge completely the currency risk arising on its statement of financial condition. In general, Athene matches currency exposure of assets and liabilities. When the currency denominations of the assets and liabilities do not match, Athene generally undertakes hedging activities to eliminate or mitigate currency mismatch risk.

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

Sensitivities

Asset Management

Interest Rate Risk

We are primarily subject to interest rate risk through the investments of the funds we manage. For funds that pay management fees based on NAV or other bases that are sensitive to market value fluctuations, we anticipate our management fees would change consistent with the increase or decrease experienced by the underlying funds’ portfolios. In the event that interest rates were to increase by one percentage point, we estimate that management fees earned that were dependent upon estimated fair value would decrease by approximately $21 million and $21 million during the years ended December 31, 2024 and 2023, respectively.

Credit Risk

Similar to interest rate risk, we are also subject to credit risk through the investments of the funds we manage. In the event that credit spreads were to increase by one percentage point, we estimate that management fees earned that were dependent upon estimated fair value would decrease by approximately $21 million and $22 million during the years ended December 31, 2024 and 2023, respectively.

Foreign Exchange Risk

We estimate for the years ended December 31, 2024 and 2023, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in management fees and investment income (loss):

	Years ended December 31,
(In millions)	2024	2023
Management fees	$29	$24
Investment income (loss)	3	1	[1]

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

Management Fees

Management fees are primarily based on the net asset value of the relevant fund, gross assets, adjusted equity, capital commitments, invested capital, or as defined in the respective fund’s management agreements. Changes in the fair values of the investments that earn management fees based on net asset value, gross assets or adjusted equity will have a direct impact on the amount of management fees that are earned. Management fees earned that were dependent upon estimated fair value during the years ended December 31, 2024 and 2023 would decrease by approximately $75 million and $58 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods.

Management fees for equity funds we manage are generally charged on either (a) a fixed percentage of committed capital over a stated investment period or (b) a fixed percentage of invested capital of unrealized portfolio investments. Changes in values of investments could indirectly affect future management fees from such funds by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay the management fees or if such change resulted in a write-down of investments below their associated invested capital.

Investment Income (Loss) and Net Gains from Investment Activities

Performance Allocations—Performance allocations from the funds we manage generally are earned based on achieving specified performance criteria and are impacted directly by changes in the fair value of the funds’ investments. We anticipate that a 10% decline in the fair values of investments held by all of the funds we manage would decrease performance allocations by approximately $1.9 billion and $1.2 billion at December 31, 2024 and 2023, respectively.

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

We anticipate that a 10% decline in the fair value of investments at December 31, 2024 and 2023 would result in an approximate $230 million and $247 million decrease in principal investment income and net gains (losses) from investment activities in our consolidated financial statements, respectively.

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of December 31, 2024, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $3.0 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2023, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $2.5 billion, net of offsets. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments as of December 31, 2024, when compared to December 31, 2023, was primarily driven by the growth experienced in 2024. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.
Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions and excludes the impact of rate changes on cash and cash equivalents. As of December 31, 2024 the balance in cash and cash equivalents plus restricted cash, net investment payables and receivables, reinsurance impacts and the net derivative collateral offsetting the related cash positions, was $6.8 billion, net of the amount attributable to the non-controlling interests. The decrease in sensitivity to spread related earnings due to the change in net investment spread from floating rate assets and liabilities as of December 31, 2024, when compared to December 31, 2023, was driven by the decrease in Athene’s net floating rate position related to hedging actions as well as additional issuances of floating rate funding agreements in 2024.

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

Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes” in its reconciliation between net income (loss) available to AHL common stockholder and spread related earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to AGM common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income tax (provision) benefit of an immediate, parallel increase in interest rates of 100 basis points from levels as of December 31, 2024, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

Athene assesses public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of December 31, 2024, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $617 million. As of December 31, 2023, Athene estimates that a decline in public equity market prices of 10% would cause a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $538 million. The increase in sensitivity to point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments as of December 31, 2024, when compared to December 31, 2023, is primarily driven by equity market performance during the year, which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments, market risk benefits and the FIA embedded derivative.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apollo Global Management, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Apollo Global Management, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Fair Value of Certain Underlying Investments to Determine Performance Allocations— Refer to Note 2, Summary of Significant Accounting Policies and Note 4, Investments

Critical Audit Matter Description

The Company, through its asset management business, recognizes performance allocations from certain funds it manages within investment income to the extent these funds meet or achieve certain performance criteria. The Company recognizes performance allocations each reporting period based on the terms outlined in the respective fund governing agreements. The change in the fair value of the underlying investments held by the funds is the significant input into the calculation of performance allocations to be recognized in investment income.

Certain funds may hold significant illiquid investments whose fair values are based on unobservable inputs. These investments have limited observable market activity and the inputs used in the determination of the investments fair value require significant management judgement or estimation. Changes in the fair value of these investments directly impact the amount of performance allocations the Company is entitled to recognize as investment income for the period.

We considered the valuation of certain investments without readily determinable fair values used in the calculation of performance allocations as a critical audit matter because of the valuation techniques, assumptions, market impacts and the degree of subjectivity of certain unobservable inputs used in the valuation. Auditing the fair value of these investments required a high degree of auditor judgment and increased effort, including the involvement of our internal fair value specialists as needed, who possess significant fair value methodology and modeling expertise.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation models and significant unobservable inputs utilized by the Company to estimate the fair value of certain illiquid investments held by the funds included the following, among others:

•We involved senior, more experienced audit team members in the performance of our audit procedures.
•We tested the design and operating effectiveness of controls over management’s determination of the fair value of certain illiquid investments.
•With the assistance of our fair value specialists, we evaluated the valuation methods, assumptions and unobservable inputs used by the Company to determine the fair value of certain illiquid investments held by the funds.
•We evaluated the Company’s historical ability to accurately estimate the fair value of illiquid investments by comparing previous estimates of fair value to market transactions with third parties.

Valuation of Certain Structured Level 3 Asset-Backed Securities - Refer to Note 4, Investments, Note 7, Fair Value, and Note 18, Related Parties

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

Certain Assumptions Used in the Valuation of Market Risk Benefits and Interest Sensitive Contract Liabilities - Refer to Note 2, Summary of Significant Accounting Policies, Note 7, Fair Value, and Note 11, Long-duration Contracts

Critical Audit Matter Description

The Company determines estimated valuations of Market Risk Benefits and Interest Sensitive Contract Liabilities, which include embedded derivatives. The Company’s valuations are based on actuarial methodologies and include significant unobservable inputs associated with underlying economic and future policyholder behavior assumptions.

Significant judgment is applied by the Company in determining these assumptions. Specifically, the future policyholder behavior assumptions related to lapses and the use of benefit riders, as well as the assumptions for the future equity option costs or option budget and risk margin involve significant unobservable inputs and may materially impact the estimated valuation of Market Risk Benefits and Interest Sensitive Contract Liabilities, which include embedded derivatives.

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

/s/ Deloitte & Touche LLP
New York, NY
February 24, 2025

We have served as the Company's auditor since 2007.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except share data)	As of December 31, 2024	As of December 31, 2023
Assets
Asset Management
Cash and cash equivalents	$2,692	$2,748
Restricted cash and cash equivalents	3	2
Investments	6,086	5,502
Assets of consolidated variable interest entities
Cash and cash equivalents	158	62
Investments	2,806	1,640
Other assets	84	177
Due from related parties	584	449
Goodwill	264	264
Other assets	2,579	2,331
	15,256	13,175
Retirement Services
Cash and cash equivalents	12,733	13,020
Restricted cash and cash equivalents	943	1,761
Investments	262,283	213,099
Investments in related parties	28,884	25,842
Assets of consolidated variable interest entities
Cash and cash equivalents	583	98
Investments	23,424	20,232
Other assets	565	110
Reinsurance recoverable	8,194	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	7,173	5,979
Goodwill	4,063	4,065
Other assets	13,794	11,953
	362,639	300,313
Total Assets	$377,895	$313,488

		(Continued)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except share data)	As of December 31, 2024	As of December 31, 2023
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,616	$3,338
Due to related parties	710	870
Debt	4,279	3,883
Liabilities of consolidated variable interest entities
Other liabilities	1,363	1,145
	9,968	9,236
Retirement Services
Interest sensitive contract liabilities	253,637	204,670
Future policy benefits	49,902	53,287
Market risk benefits	4,028	3,751
Debt	6,309	4,209
Payables for collateral on derivatives and securities to repurchase	11,652	7,536
Other liabilities	9,784	4,456
Liabilities of consolidated variable interest entities
Other liabilities	1,635	1,098
	336,947	279,007
Total Liabilities	346,915	288,243
Commitments and Contingencies (note 19)
Redeemable non-controlling interests
Redeemable non-controlling interests	16	12
Equity
Mandatory Convertible Preferred Stock, 28,749,765 and 28,750,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,398	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 565,738,933 and 567,762,932 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	15,327	15,249
Retained earnings (accumulated deficit)	6,022	2,972
Accumulated other comprehensive income (loss)	(5,494)	(5,575)
Total Apollo Global Management, Inc. Stockholders’ Equity	17,253	14,044
Non-controlling interests	13,711	11,189
Total Equity	30,964	25,233
Total Liabilities, Redeemable non-controlling interests and Equity	$377,895	$313,488

		(Concluded)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In millions, except per share data)	2024	2023	2022
Revenues
Asset Management
Management fees	$1,899	$1,772	$1,503
Advisory and transaction fees, net	822	623	443
Investment income (loss)	1,305	1,032	796
Incentive fees	150	80	27
	4,176	3,507	2,769
Retirement Services
Premiums	1,318	12,749	11,638
Product charges	1,016	848	718
Net investment income	15,718	12,080	8,148
Investment related gains (losses)	2,045	1,428	(12,717)
Revenues of consolidated variable interest entities	1,822	1,441	440
Other revenues	19	591	(28)
	21,938	29,137	8,199
Total Revenues	26,114	32,644	10,968
Expenses
Asset Management
Compensation and benefits	2,608	2,722	1,943
Interest expense	226	145	124
General, administrative and other	1,170	872	682
	4,004	3,739	2,749
Retirement Services
Interest sensitive contract benefits	8,949	6,229	538
Future policy and other policy benefits	3,054	14,434	12,465
Market risk benefits remeasurement (gains) losses	(102)	404	(1,657)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	941	688	444
Policy and other operating expenses	2,136	1,837	1,372
	14,978	23,592	13,162
Total Expenses	18,982	27,331	15,911
Other income (loss) – Asset Management
Net gains (losses) from investment activities	58	7	165
Net gains (losses) from investment activities of consolidated variable interest entities	90	130	494
Other income (loss), net	155	136	38
Total Other income (loss)	303	273	697
Income (loss) before income tax (provision) benefit	7,435	5,586	(4,246)
Income tax (provision) benefit	(1,062)	923	739
Net income (loss)	6,373	6,509	(3,507)
Net (income) loss attributable to non-controlling interests	(1,796)	(1,462)	1,546
Net income (loss) attributable to Apollo Global Management, Inc.	4,577	5,047	(1,961)
Preferred stock dividends	(97)	(46)	—
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$4,480	$5,001	$(1,961)

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$7.39	$8.32	$(3.43)
Net income (loss) attributable to common stockholders - Diluted	$7.33	$8.28	$(3.43)
Weighted average shares outstanding – Basic	586.1	581.4	584.7
Weighted average shares outstanding – Diluted	604.0	588.8	584.7

See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(In millions)	2024	2023	2022
Net income (loss)	6,373	$6,509	$(3,507)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(1,121)	5,284	(18,158)
Unrealized gains (losses) on hedging instruments	(51)	(199)	4
Remeasurement gains (losses) on future policy benefits related to discount rate	1,425	(2,236)	8,425
Remeasurement gains (losses) on market risk benefits related to credit risk	(149)	(374)	366
Foreign currency translation and other adjustments	(101)	65	(58)
Other comprehensive income (loss), before tax	3	2,540	(9,421)
Income tax expense (benefit) related to other comprehensive income (loss)	21	513	(1,933)
Other comprehensive income (loss)	(18)	2,027	(7,488)
Comprehensive income (loss)	6,355	8,536	(10,995)
Comprehensive (income) loss attributable to non-controlling interests	(1,697)	(1,732)	1,704
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$4,658	$6,804	$(9,291)

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

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	For the year ended December 31, 2023
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2023	570	$—	$14,982	$(1,007)	$(7,335)	$6,640	$7,726	$14,366
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(250)	(250)
Accretion of redeemable non-controlling interests	—	—	(15)	—	—	(15)	—	(15)
Liquidation of SPACs	—	—	71	9	—	80	—	80
Equity issued in connection with Mandatory Convertible Preferred Stock	—	1,398	—	—	—	1,398	—	1,398
Capital increase related to equity-based compensation	—	—	947	—	—	947	—	947
Capital contributions	—	—	—	—	—	—	2,863	2,863
Dividends/distributions	—	(46)	(241)	(771)	—	(1,058)	(836)	(1,894)
Payments related to issuances of common stock for equity-based awards	6	—	41	(260)	—	(219)	—	(219)
Repurchase of common stock	(8)	—	(563)	—	—	(563)	—	(563)
Stock option exercises	—	—	21	—	—	21	—	21
Redemption of subsidiary equity interests	—	—	(5)	—	—	(5)	(575)	(580)
Subsidiary issuance of equity interests	—	—	11	—	3	14	570	584
Net income (loss)	—	46	—	5,001	—	5,047	1,421	6,468
Other comprehensive income (loss)	—	—	—	—	1,757	1,757	270	2,027
Balance at December 31, 2023	568	$1,398	$15,249	$2,972	$(5,575)	$14,044	$11,189	$25,233

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	For the year ended December 31, 2024
	Apollo Global Management, Inc. Stockholders
(In millions)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2024	568	$1,398	$15,249	$2,972	$(5,575)	$14,044	$11,189	$25,233
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	53	53
Issuance of warrants	—	—	109	—	—	109	—	109
Other changes in equity of non-controlling interests	—	—	—	—	—	—	13	13
Issuance of common stock related to equity transactions	1	—	84	—	—	84	—	84
Accretion of redeemable non-controlling interests	—	—	(3)	—	—	(3)	—	(3)
Capital increase related to equity-based compensation	—	—	649	—	—	649	—	649
Capital contributions	—	—	—	—	—	—	3,136	3,136
Dividends/distributions	—	(97)	—	(1,092)	—	(1,189)	(2,389)	(3,578)
Payments related to issuances of common stock for equity-based awards	5	—	52	(338)	—	(286)	—	(286)
Repurchase of common stock	(8)	—	(894)	—	—	(894)	—	(894)
Stock option exercises	—	—	15	—	—	15	—	15
Subsidiary issuance of equity interests	—	—	66	—	—	66	12	78
Net income (loss)	—	97	—	4,480	—	4,577	1,796	6,373
Other comprehensive income (loss)	—	—	—	—	81	81	(99)	(18)
Balance at December 31, 2024	566	$1,398	$15,327	$6,022	$(5,494)	$17,253	$13,711	$30,964

(Concluded)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2024	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$6,373	$6,509	$(3,507)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Equity-based compensation	721	1,026	540
Net investment income	(1,359)	(1,140)	(1,306)
Net recognized (gains) losses on investments and derivatives	(3,526)	(2,073)	5,735
Depreciation and amortization	1,075	803	529
Net amortization (accretion) of net investment premiums, discount and other	(123)	81	285
Policy acquisition costs deferred	(1,507)	(1,570)	(1,127)
Other non-cash amounts included in net income (loss), net	92	(415)	321
Changes in consolidation	248	(54)	(482)
Changes in operating assets and liabilities:
Purchases of investments by Funds and VIEs	(5,591)	(5,744)	(7,139)
Proceeds from sale of investments by Funds and VIEs	4,714	5,464	3,995
Interest sensitive contract liabilities	5,677	3,917	(1,337)
Future policy benefits, market risk benefits and reinsurance recoverable	(1,969)	4,333	3,901
Other assets and liabilities, net	(1,572)	(4,815)	3,381
Net cash provided by operating activities	$3,253	$6,322	$3,789
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	$(3,835)	$(4,650)	$(3,992)
Purchases of available-for-sale securities	(80,168)	(37,263)	(36,684)
Purchases of mortgage loans	(28,168)	(20,972)	(12,951)
Purchases of investment funds	(2,833)	(2,678)	(6,308)
Purchases of U.S. Treasury securities	—	(490)	(4,939)
Purchases of derivatives instruments and other investments	(5,032)	(5,637)	(3,008)
Sales, maturities and repayments of investments and distributions from equity method investments	59,426	29,052	34,295
Cash acquired through merger	—	—	10,420
Other investing activities, net	(1,191)	231	(277)
Net cash used in investing activities	$(61,801)	$(42,407)	$(23,444)
Cash Flows from Financing Activities
Issuance of debt	$7,945	$4,912	$5,745
Repayment of debt	(5,259)	(3,780)	(4,033)
Redemption of subsidiary equity interests	—	(575)	—
Repurchase of common stock	(890)	(561)	(635)
Common stock dividends	(1,092)	(1,012)	(962)
Preferred stock dividends	(97)	(22)	—
Distributions paid to non-controlling interests	(1,299)	(766)	(1,050)
Contributions from non-controlling interests	3,132	2,863	4,816
Distributions to redeemable non-controlling interests	—	(1,072)	(776)
Issuance of Mandatory Convertible Preferred Stock, net of issuance costs	—	1,398	—
Deposits on investment-type policies and contracts	71,323	53,660	33,920
Withdrawals on investment-type policies and contracts	(19,119)	(14,125)	(10,209)
Subsidiary issuance of equity interests to non-controlling interests	—	632	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	4,116	829	(330)
Other financing activities, net	(788)	257	2,224
Net cash provided by financing activities	$57,972	$42,638	$28,710
Effect of exchange rate changes on cash and cash equivalents	(3)	10	(15)

			(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2024	2023	2022
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	(579)	6,563	9,040
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	17,691	11,128	2,088
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$17,112	$17,691	$11,128
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$1,048	$358	$1,007
Cash paid for interest	805	720	566
Non-cash transactions
Non-Cash Investing Activities
Asset Management and Other
Distributions from principal investments	5	1	7
Purchases of other investments, at fair value	14	10	9
Acquisition of goodwill and intangibles	—	—	335
Retirement Services
Investments received from settlements on reinsurance agreements	48	1,129	36
Investments received at inception of reinsurance agreements	—	2,158	—
Investments received from pension group annuity premiums	521	4,776	4,185
Reduction in investments relating to recapture of reinsurance agreement	—	482	—
Assets contributed to consolidated VIEs	—	—	8,007
Investments exchanged with third-party cedants	—	145	612
Non-Cash Financing Activities
Asset Management and Other
Capital increases related to equity-based compensation	606	867	413
Issuance of warrants	109	—	142
Issuance of restricted shares	52	41	36
Subsidiary issuance of equity interest	72	—	—
Issuance of common stock related to equity transactions	12	—	252
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	(4,057)	99	878
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	8,479	12,430	9,131
Distribution of investments to non-controlling interests of consolidated VIEs	1,107	—	—
Borrowings of VIEs settled with investments	—	52	—
Supplemental Disclosure of Cash Flow Information of Consolidated VIEs
Cash Flows from Operating Activities
Purchases of investments - Asset Management	(5,591)	(5,743)	(7,190)
Proceeds from sale of investments - Asset Management	4,714	5,464	4,192
Cash Flows from Investing Activities
Purchases of investments - Retirement Services	(3,646)	(4,224)	(4,495)
Proceeds from sale of investments - Retirement Services	1,244	468	1,763
Purchase of U.S. Treasury Securities - Asset Management	—	—	(1,509)
Proceeds from maturities of U.S. Treasury Securities - Asset Management	—	—	2,673
Cash Flows from Financing Activities
Issuance of debt	4,931	3,944	5,757
Principal repayment of debt	(4,530)	(3,834)	(4,032)

			(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2024	2023	2022
Distributions paid to non-controlling interests	(150)	(86)	(1,180)
Contributions from non-controlling interests	2,178	1,861	5,077
Distributions to redeemable non-controlling interests	—	(1,072)	—

Changes in Consolidation
Investments, at fair value	417	(2,784)	(16,570)
Other assets	108	(7)	(216)
Debt, at fair value	(457)	—	7,919
Notes payable	20	2,717	2,611
Other liabilities	(201)	28	610
Non-controlling interest	(53)	5	6,128
Equity	(82)	95	—
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:

Cash and cash equivalents	$15,425	$15,768	$8,980
Restricted cash and cash equivalents	946	1,763	1,676
Cash and cash equivalents held at consolidated variable interest entities	741	160	472
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$17,112	$17,691	$11,128

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Assets and liabilities of the consolidated VIEs are primarily shown in separate sections within the consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are primarily presented within net gains from investment activities of consolidated variable interest entities in the consolidated statements of operations. The portion attributable to non-controlling interests is reported within net income attributable to non-controlling interests in the consolidated statements of operations. For additional disclosures regarding VIEs, see notes 6 and 18.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related footnotes. The Company’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, non-cash compensation, fair value of investments (including derivatives) and debt, impairment of investments and allowances for expected credit losses, and future policy benefit reserves. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s consolidated financial statements are based on the best available information as of December 31, 2024. Actual results could differ materially from those estimates.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Other Investments

The Company elected to account for certain equity securities without readily determinable fair values that did not qualify for the practical expedient to estimate fair values based on NAV per share (or its equivalent) at cost less impairment, subject to adjustments based on observable price changes in orderly transactions for identical or similar investments of the same issuer.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Net income (loss) attributable to Apollo Global Management, Inc. reflects the Company’s own economic interests in the consolidated CLOs, including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.

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

Fair Value Option

Entities are permitted to elect the fair value option (“FVO”) to carry at fair value certain financial assets and financial liabilities, including investments otherwise accounted for under the equity method of accounting. The FVO election is irrevocable and is applied to financial instruments on an individual basis at initial recognition or at eligible remeasurement events. Please refer to note 7 for additional information and other instances of when the Company has elected the FVO.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Goodwill is tested annually for impairment or more frequently if circumstances indicate impairment may have occurred. The impairment test is performed at the reporting unit level, which is generally at the level of the Company’s reportable segments. The Company performed its annual goodwill impairment test as of October 1, 2024 and 2023 and did not identify any impairment.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Income Taxes

AGM is a Delaware corporation and generally all of its income is subject to U.S. corporate income taxes. Certain subsidiaries of the Company operate as partnerships for U.S. income tax purposes and are subject to NYC UBT. Certain non-U.S. entities are also subject to non-U.S. corporate income taxes. In conjunction with the Mergers, Apollo underwent a reorganization from an Up-C structure to a C-corporation with a single class of common stock. Prior to the Mergers, Athene, and certain of its non-U.S. subsidiaries were not subject to U.S. corporate income taxes on their earnings. Due to the Mergers, Athene’s non-U.S. earnings will generally be subject to U.S. corporate income taxes.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Intangibles—Goodwill and Other—Crypto Assets: Accounting for and Disclosure of Crypto Assets (ASU 2023-08)

In December 2023, the FASB issued amendments on the accounting for and disclosure of crypto assets. The guidance requires assets that meet certain conditions be accounted for at fair value with changes in fair value recognized in net income. The ASU also requires disclosures about significant holdings, contractual sale restrictions, and changes during the reporting period.

The guidance is mandatorily effective for the Company on January 1, 2025. The Company expects the impact of the new standard on its consolidated financial statements to be immaterial.

Business Combinations – Joint Venture Formations (ASU 2023-05)

The amendments in this update address how a joint venture initially recognizes and measures contributions received at its formation date. The amendments require a joint venture to apply a new basis of accounting upon formation and to initially recognize its assets and liabilities at fair value.

The guidance is effective prospectively for all joint ventures formed on or after January 1, 2025, while retrospective application may be elected for a joint venture formed before the effective date. The Company expects the impact of the new standard on its consolidated financial statements to be immaterial.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The guidance is mandatorily effective for the Company on January 1, 2025. The Company expects the impact of the new standard on its consolidated financial statements to be immaterial.

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (ASU 2024-03)

In November 2024, the FASB issued guidance that requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU requires tabular presentation of each relevant expense caption on the face of the income statement including employee compensation, depreciation, intangible asset amortization, and certain other expenses, when applicable.

The guidance is mandatorily effective for the Company in its 2027 annual report and in interim periods in 2028; early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

Segment Reporting – Improvements to Reporting Segment Disclosures (ASU 2023-07)

In November 2023, the FASB issued guidance to incrementally add disclosures for public entities’ reporting segments including significant segment expenses and other segment items.

The Company adopted the guidance for the annual reporting period ended December 31, 2024. Refer to Note 21, Segments, for the expanded disclosures.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reference Rate Reform (Topic 848) — Deferral of the Sunset Date of Topic 848 (ASU 2022-06, ASU 2021-01, ASU 2020-04)

The Company adopted ASU 2020-04 and ASU 2021-01 and elected to apply certain of the practical expedients related to contract modifications, hedge accounting relationships, and derivative modifications pertaining to discounting, margining, or contract price alignment. The main purpose of the practical expedients is to ease the administrative burden of accounting for contracts impacted by reference rate reform, and these elections did not have a material impact on the consolidated financial statements. ASU 2022-06 amended and deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which the Company will no longer be permitted to apply the expedients provided in Topic 848.

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

Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $155 million of revenue recognized during the year ended December 31, 2024 that was previously deferred as of January 1, 2024.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Redeemable non-controlling interests

Redeemable non-controlling interests are attributable to VIEs and, for periods prior to December 31, 2023, primarily represented the shares issued by the Company’s previously consolidated SPACs. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. The accretion to redemption value is generally recorded against additional paid-in capital.

In the fourth quarter of 2023, our consolidated SPACs were liquidated in accordance with their governing documents, and all of their outstanding shares were redeemed. Refer to note 18 for further detail.

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

Advisory and Transaction Fees, Net

Advisory and transaction fees generally include arranging fees and structuring fees related to Apollo’s funds, portfolio companies of Apollo funds and third parties, including management consulting fees and directors’ fees. The Company evaluates its contractual obligations in accordance with the terms of the related legal agreements when determining whether there is an identifiably distinct performance obligation. Depending on the identifiably distinct service, advisory and transaction fees may be recognized at a point in time or over time. Advisory and transaction fees associated with deal completion are generally recognized at the point in time of completion. Certain other advisory fees that are associated with an identifiably distinct structuring service are recognized over time as the underlying structuring services are provided.

The amounts due from fund portfolio companies are recorded in due from related parties on the consolidated statements of financial condition. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Other Income (Loss), Net

Other income (loss), net includes the recognition of gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, gains arising from the remeasurement of the tax receivable agreement liability (see note 18), and other miscellaneous non-operating income and expenses.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant Accounting Policies – Retirement Services

Investments

Fixed Maturity Securities

Fixed maturity securities include bonds, CLOs, ABS, RMBS, CMBS and redeemable preferred stock. Athene classifies fixed maturity securities as AFS or trading at the time of purchase and subsequently carries them at fair value. Classification is dependent on a variety of factors, including expected holding period, election of the fair value option and asset and liability matching.

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

Transactions in securities are generally recorded on a trade date basis, with any unsettled trades recorded in other assets or other liabilities on the consolidated statements of financial condition. Bank loans, private placements and investment funds are recorded on a settlement date basis.

Equity Securities

Equity securities include common stock, mutual funds and non-redeemable preferred stock. Equity securities with readily determinable fair values are carried at fair value with subsequent changes in fair value recognized in net income.

Purchased Credit Deteriorated Investments

Athene purchases certain structured securities, primarily RMBS, which upon assessment have been determined to meet the definition of PCD investments. Additionally, structured securities classified as beneficial interests follow the initial measurement guidance for PCD investments if there is a significant difference between contractual cash flows adjusted for expected prepayments and expected cash flows at the date of recognition. The initial allowance for credit losses for PCD investments is recorded through a gross-up adjustment to the initial amortized cost. For structured securities classified as beneficial interests, the initial allowance is calculated as the present value of the difference between contractual cash flows adjusted for expected prepayments and expected cash flows at the date of recognition. The non-credit purchase discount or premium is amortized into investment income using the effective interest method. The credit discount, represented by the allowance for expected credit losses, is remeasured each period following the policies for measuring credit losses described in the “Credit Losses – Available-for-Sale Securities” section below.

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

Short-term Investments

Short-term investments consist of financial instruments with maturities of greater than three months but less than twelve months when purchased. Short-term debt securities are accounted for as trading or AFS consistent with the policies for those investments. Short-term loans are carried at amortized cost. Fair values are determined consistently with methodologies described in note 7 for the respective investment type.

Other Investments

Other investments include, but are not limited to, term loans collateralized by mortgages on residential and commercial real estate, other uncollateralized loans, investments in real estate and corporate owned life insurance. Athene elected the fair value option on the term loans and other uncollateralized loans. Investments in real estate are held at cost less accumulated depreciation and impairments. Corporate owned life insurance is held at cash surrender value.

Interest income is accrued on the principal amount of the loan based on its contractual interest rate. Interest on loans is accrued until it is probable it will not be received or the loan is 90 days past due. Changes in the cash surrender value of corporate owned life insurance, interest income, amortization of premiums and discounts, and prepayment and other fees are reported in net investment income on the consolidated statements of operations. Changes in fair value are reported in investment related gains (losses) on the consolidated statements of operations.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Losses – Available-for-Sale Securities and Other

AFS securities with a fair value that has declined below amortized cost are evaluated to determine how the decline in fair value should be recognized. If Athene determines, based on the facts and circumstances related to the specific security, that Athene intends to sell a security or it is more likely than not that Athene would be required to sell a security before the recovery of its amortized cost, any existing allowance for expected credit losses is reversed and the amortized cost of the security is written down to fair value. If neither of these conditions exist, Athene evaluates whether the decline in fair value has resulted from a credit loss or other factors.

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

The allowance for expected credit losses is remeasured each period for the passage of time, any change in expected cash flows, and changes in the fair value of the security. All impairments, whether intent or requirement to sell or credit-related, and all changes in the allowance for expected credit losses are recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of operations.

Athene also establishes an allowance for expected credit losses for assets held at amortized cost at the time of purchase, which includes certain other loans and reinsurance assets. The allowance for expected credit losses considers past events, current conditions, and reasonable and supportable forecasts of future economic conditions or macroeconomic forecasts. Athene uses a quantitative probability of default and loss given default methodology to develop the estimate of expected credit loss. The provision for credit losses for reinsurance assets held at amortized cost is recorded through policy and other operating expenses on the consolidated statements of operations.

Athene has elected to present accrued interest receivable separately in other assets on the consolidated statements of financial condition. Athene has also elected the practical expedient to exclude the accrued interest receivable from the amortized cost balance used to calculate the allowance for expected credit losses, as Athene has a policy to write off such balances in a timely manner, when they become 90 days past due. Any write-off of accrued interest is recorded through a reversal of net investment income on the consolidated statements of operations.

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

Derivative Instruments

Athene invests in derivatives to hedge the risks experienced from ongoing operations, such as equity, interest rate, foreign currency and market volatility, or for other risk management purposes, which primarily involve managing liability risks

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
associated with indexed annuity products and reinsurance agreements. Derivatives are financial instruments with values that are derived from interest rates, foreign exchange rates, financial indices or other combinations of an underlying and notional. Derivative assets and liabilities are carried at fair value on the consolidated statements of financial condition. Athene elects to present any derivatives subject to master netting provisions as a gross asset or liability and gross of collateral. Disclosures regarding balance sheet presentation of derivatives subject to master netting agreements are discussed in note 5. Athene may designate derivatives as cash flow, fair value or net investment hedges.

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

For a net investment hedge, changes in the fair value of the hedging derivative are reported within AOCI to offset the translation adjustments for subsidiaries with functional currencies other than the U.S. dollar.

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

Embedded Derivatives

Athene issues and reinsures products, primarily indexed annuity products, or purchases investments that contain embedded derivatives. If it determines the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as the entire contract is carried at fair value with all related gains and losses recognized in investment related gains (losses) on the consolidated statements of operations. Embedded derivatives are carried on the consolidated statements of financial condition at fair value in the same line item as the host contract.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Reinsurance

Athene assumes and cedes insurance and investment contracts under coinsurance, funds withheld, modco, and yearly renewable term bases. Reinsurance accounting is applied for transactions that provide indemnification against loss or liability relating to insurance risk (risk transfer). To meet risk transfer requirements, a reinsurance agreement must transfer insurance risk arising from uncertainties about both underwriting and timing risks. Cessions under reinsurance do not discharge obligations as the primary insurer, unless the requirements of assumption reinsurance have been met. Athene generally has the right of offset on reinsurance transactions, but has elected to present reinsurance settlement amounts due to and from Athene on a gross basis.

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

Accounting for reinsurance requires the use of assumptions, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. Athene attempts to minimize its counterparty credit risk through the structuring of the terms of its reinsurance agreements, including the use of trusts, and monitors credit ratings of counterparties for signs of declining credit quality. When a ceding company does not report information on a timely basis, Athene records accruals based on the best available information at the time, which includes the reinsurance agreement terms and historical experience. Athene periodically compares actual and anticipated experience to the assumptions used to establish reinsurance assets and liabilities. See note 8 for more information.

Assets and liabilities assumed or ceded under coinsurance, funds withheld, modco, or yearly renewable term are presented gross on the consolidated statements of financial condition. For investment contracts, the change in the direct or assumed and ceded reserves are presented net in interest sensitive contract benefits on the consolidated statements of operations. For insurance contracts, the change in the direct or assumed and ceded reserves and benefits are presented net in future policy and other policy benefits on the consolidated statements of operations, except any changes related to the discount rate are presented net in OCI on the consolidated statements of comprehensive income (loss). For market risk benefits, the change in the direct or assumed and ceded reserves are presented net in market risk benefits remeasurement (gains) losses on the consolidated statements of operations, except for changes related to instrument-specific credit risk on direct and assumed contracts which are presented net in OCI on the consolidated statements of comprehensive income (loss).

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Value of Business Acquired

Athene establishes VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities. It records the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using Athene’s best estimate assumptions as of the business combination date. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative and is amortized in relation to respective policyholder liabilities. Significant assumptions that impact VOBA amortization are consistent with those that impact the measurement of policyholder liabilities. Athene performs periodic tests to determine if positive VOBA remains recoverable. If Athene determines that positive VOBA is not recoverable, Athene records a cumulative charge to the current period. Any negative VOBA is recorded to the same financial statement line on the consolidated statements of financial condition as the associated reserves. Positive VOBA is recorded in deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated statements of financial condition. See note 9 for further information.

Interest Sensitive Contract Liabilities

Universal life-type policies and investment contracts include traditional deferred annuities; indexed annuities consisting of fixed indexed, index-linked variable annuities in the accumulation phase, and assumed indexed universal life without significant mortality risk; funding agreements; immediate annuities without significant mortality risk (which include pension group annuities without life contingencies); universal life insurance; and other investment contracts inclusive of assumed endowments without significant mortality risk. Athene carries liabilities for traditional deferred annuities, indexed annuities, funding agreements and universal life insurance at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, “Global Atlantic”), which it carries at fair value. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rates. Certain of Athene’s universal life-type policies and investment contracts are offered with additional contract features that meet the definition of a market risk benefit. See “Market Risk Benefits” below for further information.

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

Future Policy Benefits

Athene issues or reinsures contracts classified as long-duration, which include term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which include pension group annuities with life contingencies). Liabilities for nonparticipating long-duration contracts are established as the estimated present value of benefits we expect to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected, referred to as the net premium ratio. The contracts are grouped into cohorts based on issue year and contract type, with an exception for pension group annuities, which are generally assessed at the group annuity contract level. Contracts with different issuance years are not combined. Contracts acquired in a business combination are grouped into a single cohort by contract type, except for pension group annuities, which follow the group annuity contract level.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For the liabilities associated with no-lapse guarantees, each reporting period Athene updates expected excess benefits and assessments with actual excess benefits and assessments. Athene also periodically revises the key assumptions used in the calculation of the liabilities that result in revisions to the expected excess benefits and assessments. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made. Changes in the liabilities associated with no-lapse guarantees are recorded in future policy and other policy benefits on the consolidated statements of operations.

Future policy benefits are not reduced for amounts ceded under reinsurance agreements, which are reported as reinsurance recoverable on the consolidated statements of financial condition.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of the Merger Date, Athene’s financial results are reflected in these consolidated financial statements. Athene’s revenues of $8,199 million and net income (loss) of $(2,166) million are included in the consolidated statement of operations for the year ended December 31, 2022.

4. Investments

The following table outlines the Company’s investments:

(In millions)	December 31, 2024	December 31, 2023
Asset Management
Investments, at fair value	$1,384	$1,489
Equity method investments	1,082	1,072
Performance allocations	3,262	2,941
Other investments	358	—
Total Investments – Asset Management	6,086	5,502
Retirement Services
AFS securities, at fair value	$184,167	$148,347
Trading securities, at fair value	2,156	2,544
Equity securities	1,524	1,611
Mortgage loans, at fair value	64,536	45,396
Investment funds	1,960	1,741
Policy loans	318	334
Funds withheld at interest	23,916	30,833
Derivative assets	8,154	5,298
Short-term investments	1,190	1,288
Other investments	3,246	1,549
Total Investments, including related parties – Retirement Services	291,167	238,941
Total Investments	$297,253	$244,443

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Method Investments — Overall

The tables below present summarized financial information of the Company’s equity method investments in the aggregate.

Statement of Financial Condition (In millions)	December 31,
	2024 [1]	2023 [1]
Investments	$227,112	$212,892
Assets	263,535	238,550
Liabilities	126,363	122,659
Equity	137,172	115,891

Statement of Operations (In millions)	Years ended December 31,
	2024 [1]	2023 [1]	2022 [1]
Revenues/Investment Income	$10,918	$9,709	$7,681
Expenses	13,613	9,242	7,644
Net Investment Income (Loss)	(2,695)	467	37
Net Realized and Unrealized Gain (Loss)	14,722	7,349	3,012
Net Income (Loss)	$12,027	$7,816	$3,049

[1] Certain fund amounts are as of and for the twelve months ended September 30, 2024, 2023 and 2022.

Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Years ended December 31,
(In millions)	2024	2023	2022
Realized gains (losses) on sales of investments, net	$(1)	$(9)	$(14)
Net change in unrealized gains (losses) due to changes in fair value	59	16	179
Net gains (losses) from investment activities	$58	$7	$165

Performance Allocations

Performance allocations receivable is recorded within investments in the consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2023	$2,574
Change in fair value of funds	1,048
Fund distributions to the Company	(681)
Performance allocations, December 31, 2023	$2,941
Change in fair value of funds	1,249
Fund distributions to the Company	(928)
Performance allocations, December 31, 2024	$3,262

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$8,413	$—	$8	$(1,270)	$7,151
U.S. state, municipal and political subdivisions	1,167	—	—	(246)	921
Foreign governments	2,082	—	—	(514)	1,568
Corporate	95,006	(175)	485	(11,731)	83,585
CLO	29,524	—	266	(608)	29,182
ABS	24,779	(76)	138	(640)	24,201
CMBS	11,158	(60)	75	(432)	10,741
RMBS	8,587	(397)	228	(403)	8,015
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364
AFS securities – related parties
Corporate	2,150	—	18	(31)	2,137
CLO	6,130	—	18	(113)	6,035
ABS	10,899	(1)	21	(288)	10,631
Total AFS securities – related parties	19,179	(1)	57	(432)	18,803
Total AFS securities, including related parties	$199,895	$(709)	$1,257	$(16,276)	$184,167

	December 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$6,161	$—	$67	$(829)	$5,399
U.S. state, municipal and political subdivisions	1,296	—	—	(250)	1,046
Foreign governments	2,083	—	71	(255)	1,899
Corporate	88,343	(129)	830	(10,798)	78,246
CLO	20,506	(2)	261	(558)	20,207
ABS	13,942	(49)	120	(630)	13,383
CMBS	7,070	(29)	52	(502)	6,591
RMBS	8,160	(381)	252	(464)	7,567
Total AFS securities	147,561	(590)	1,653	(14,286)	134,338
AFS securities – related parties
Corporate	1,423	—	1	(72)	1,352
CLO	4,367	—	21	(120)	4,268
ABS	8,665	(1)	34	(309)	8,389
Total AFS securities – related parties	14,455	(1)	56	(501)	14,009
Total AFS securities, including related parties	$162,016	$(591)	$1,709	$(14,787)	$148,347

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	December 31, 2024
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,576	$2,544
Due after one year through five years	19,949	19,418
Due after five years through ten years	27,734	25,442
Due after ten years	56,409	45,821
CLO, ABS, CMBS and RMBS	74,048	72,139
Total AFS securities	180,716	165,364
AFS securities – related parties
Due after one year through five years	1,080	1,071
Due after five years through ten years	847	861
Due after ten years	223	205
CLO and ABS	17,029	16,666
Total AFS securities – related parties	19,179	18,803
Total AFS securities, including related parties	$199,895	$184,167

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

Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$3,010	$(114)	$3,462	$(1,156)	$6,472	$(1,270)
U.S. state, municipal and political subdivisions	67	(3)	842	(243)	909	(246)
Foreign governments	830	(205)	738	(309)	1,568	(514)
Corporate	19,530	(673)	44,051	(10,997)	63,581	(11,670)
CLO	2,675	(48)	2,325	(215)	5,000	(263)
ABS	9,361	(155)	4,070	(309)	13,431	(464)
CMBS	1,868	(56)	1,773	(315)	3,641	(371)
RMBS	825	(13)	1,261	(157)	2,086	(170)
Total AFS securities	38,166	(1,267)	58,522	(13,701)	96,688	(14,968)
AFS securities – related parties
Corporate	471	(4)	365	(26)	836	(30)
CLO	586	(10)	544	(56)	1,130	(66)
ABS	2,533	(43)	3,355	(235)	5,888	(278)
Total AFS securities – related parties	3,590	(57)	4,264	(317)	7,854	(374)
Total AFS securities, including related parties	$41,756	$(1,324)	$62,786	$(14,018)	$104,542	$(15,342)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,013	$(94)	$2,389	$(735)	$4,402	$(829)
U.S. state, municipal and political subdivisions	123	(5)	888	(245)	1,011	(250)
Foreign governments	690	(13)	760	(242)	1,450	(255)
Corporate	7,752	(474)	50,028	(10,311)	57,780	(10,785)
CLO	689	(2)	11,579	(543)	12,268	(545)
ABS	2,129	(75)	4,378	(458)	6,507	(533)
CMBS	859	(12)	1,967	(406)	2,826	(418)
RMBS	467	(9)	2,057	(263)	2,524	(272)
Total AFS securities	14,722	(684)	74,046	(13,203)	88,768	(13,887)
AFS securities – related parties
Corporate	548	(35)	382	(37)	930	(72)
CLO	397	(16)	2,592	(102)	2,989	(118)
ABS	2,008	(66)	2,793	(225)	4,801	(291)
Total AFS securities – related parties	2,953	(117)	5,767	(364)	8,720	(481)
Total AFS securities, including related parties	$17,675	$(801)	$79,813	$(13,567)	$97,488	$(14,368)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	December 31, 2024
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	7,745	6,087
AFS securities – related parties	143	59

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Year ended December 31, 2024
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$48	$—	$(8)	$—	$6	$175
CLO	2	1	—	—	—	(3)	—
ABS	49	25	—	(16)	—	18	76
CMBS	29	27	—	—	—	4	60
RMBS	381	17	—	(17)	—	16	397
Total AFS securities	590	118	—	(41)	—	41	708
AFS securities – related parties, ABS	1	—	—	—	—	—	1
Total AFS securities, including related parties	$591	$118	$—	$(41)	$—	$41	$709

	Year ended December 31, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$(27)	$—	$—	$—
Corporate	61	88	—	(8)	(15)	3	129
CLO	7	1	—	—	—	(6)	2
ABS	29	23	—	(4)	—	1	49
CMBS	5	26	—	—	—	(2)	29
RMBS	329	16	53	(16)	—	(1)	381
Total AFS securities	458	154	53	(55)	(15)	(5)	590
AFS securities – related parties
CLO	1	—	—	—	—	(1)	—
ABS	—	1	—	—	—	—	1
Total AFS securities – related parties	1	1	—	—	—	(1)	1
Total AFS securities, including related parties	$459	$155	$53	$(55)	$(15)	$(6)	$591

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Income

Net investment income by asset class consists of the following:

	Years ended December 31,
(In millions)	2024	2023	2022
AFS securities	$9,691	$6,901	$4,165
Trading securities	161	177	174
Equity securities	90	76	64
Mortgage loans	3,767	2,360	1,261
Investment funds	(38)	90	408
Funds withheld at interest	1,318	1,752	1,844
Other	828	815	270
Investment revenue	15,817	12,171	8,186
Investment expenses	(99)	(91)	(38)
Net investment income	$15,718	$12,080	$8,148

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Years ended December 31,
(In millions)	2024	2023	2022
AFS securities[1]
Gross realized gains on investment activity	$977	$926	$1,337
Gross realized losses on investment activity	(1,979)	(779)	(2,151)
Net realized investment gains (losses) on AFS securities	(1,002)	147	(814)
Net recognized investment gains (losses) on trading securities	(170)	66	(432)
Net recognized investment gains (losses) on equity securities	22	13	(153)
Net recognized investment gains (losses) on mortgage loans	(132)	207	(2,974)
Derivative gains (losses)	2,205	2,135	(9,173)
Provision for credit losses	(181)	(335)	(227)
Other gains (losses)	1,303	(805)	1,056
Investment related gains (losses)	$2,045	$1,428	$(12,717)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $21,623 million, $6,464 million and $9,421 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Years ended December 31,
(In millions)	2024	2023	2022
Trading securities	$(42)	$93	$(414)
Equity securities	12	49	(146)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements:

(In millions)	December 31, 2024	December 31, 2023
Less than 30 days	$2,752	$686
30 – 90 days	300	—
91 days to 1 year	1,095	—
Greater than 1 year	1,569	3,167
Payables for repurchase agreements	$5,716	$3,853

The following table summarizes the securities pledged as collateral for repurchase agreements:

	December 31, 2024		December 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$3,253	$2,693	$—	$—
Foreign governments	159	107	137	99
Corporate	1,877	1,573	2,735	2,307
CLO	587	588	580	579
ABS	596	552	1,207	1,086
RMBS	369	365	—	—
Total securities pledged under repurchase agreements	$6,841	$5,878	$4,659	$4,071

Reverse Repurchase Agreements

As of December 31, 2024 and December 31, 2023, amounts loaned under reverse repurchase agreements were $935 million and $947 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities and commercial mortgage loans, was $2,208 million and $1,504 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans include both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 7 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	December 31, 2024	December 31, 2023
Commercial mortgage loans	$32,544	$27,630
Commercial mortgage loans under development	1,987	1,228
Total commercial mortgage loans	34,531	28,858
Mark to fair value	(2,099)	(2,246)
Commercial mortgage loans	32,432	26,612
Residential mortgage loans	35,223	21,894
Mark to fair value	(540)	(937)
Residential mortgage loans	34,683	20,957
Mortgage loans	$67,115	$47,569

Athene invests in commercial mortgage loans, primarily on income producing properties including office and retail buildings, apartments, hotels, and industrial properties. Athene diversifies the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. Athene evaluates mortgage loans based on relevant current information to confirm whether properties are performing at a consistent and acceptable level to secure the related debt.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	December 31, 2024		December 31, 2023
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$11,746	36.2%	$9,591	36.0%
Industrial	6,793	21.0%	4,143	15.6%
Office building	4,162	12.8%	4,455	16.7%
Hotels	2,786	8.6%	2,913	11.0%
Retail	2,269	7.0%	2,158	8.1%
Other commercial	4,676	14.4%	3,352	12.6%
Total commercial mortgage loans	$32,432	100.0%	$26,612	100.0%

U.S. region
East North Central	$1,546	4.8%	$1,517	5.7%
East South Central	438	1.3%	523	2.0%
Middle Atlantic	8,386	25.9%	7,147	26.9%
Mountain	1,322	4.1%	1,196	4.5%
New England	1,118	3.4%	1,295	4.9%
Pacific	5,768	17.8%	4,860	18.3%
South Atlantic	6,198	19.1%	4,583	17.2%
West North Central	221	0.7%	249	0.9%
West South Central	1,971	6.1%	1,228	4.6%
Total U.S. region	26,968	83.2%	22,598	85.0%
International region
United Kingdom	2,281	7.0%	2,343	8.7%
Other international[1]	3,183	9.8%	1,671	6.3%
Total international region	5,464	16.8%	4,014	15.0%
Total commercial mortgage loans	$32,432	100.0%	$26,612	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	December 31, 2024	December 31, 2023
U.S. States
California	25.6%	27.6%
Florida	12.4%	12.0%
Texas	7.4%	6.1%
New York	4.7%	5.9%
Other[1]	40.8%	39.4%
Total U.S. residential mortgage loan percentage	90.9%	91.0%
International
United Kingdom	4.4%	4.0%
Other[1]	4.7%	5.0%
Total international residential mortgage loan percentage	9.1%	9.0%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states or countries, with each individual state or country comprising less than 5% of the portfolio.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment Funds

Athene’s investment fund portfolio strategy primarily focuses on core holdings of strategic origination and retirement services platforms, equity and credit, and other funds. Strategic origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which Athene gains exposure directly to the loan or indirectly through its ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. The credit strategy is comprised of direct origination, asset-backed, multi-credit and opportunistic credit funds focused on generating excess returns through high-quality credit underwriting and origination. The equity strategy is comprised of private equity, hybrid value, secondaries equity, real estate equity, impact investing, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Investment funds can meet the definition of VIEs. The investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	December 31, 2024		December 31, 2023 [1]
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$107	0.6%	$109	0.6%
Investment funds – related parties
Strategic origination platforms	29	0.2%	32	0.2%
Retirement services platforms	1,317	6.7%	1,300	7.4%
Equity	244	1.2%	267	1.5%
Credit	253	1.3%	20	0.1%
Other	10	0.1%	13	0.1%
Total investment funds – related parties	1,853	9.5%	1,632	9.3%
Investment funds – consolidated VIEs
Strategic origination platforms	6,347	32.3%	4,987	28.4%
Retirement services platforms	—	—%	483	2.8%
Equity	7,597	38.7%	6,925	39.4%
Credit	3,062	15.6%	2,852	16.2%
Other	654	3.3%	573	3.3%
Total investment funds – consolidated VIEs	17,660	89.9%	15,820	90.1%
Total investment funds, including related parties and consolidated VIEs	$19,620	100.0%	$17,561	100.0%

[1] Prior year amounts have been reclassified to conform with the current year presentation as a result of aligning the investment fund categories to reflect the Company’s updated investment strategies.

Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	December 31, 2024
AP Grange Holdings, LLC	$4,661
Atlas[1]	3,172
Fox Hedge L.P.	2,924

December 31, 2023
Wheels, Inc. (“Wheels”)[1]	$1,591
AT&T Inc.	1,526

[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in note 18.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Derivatives

Athene uses a variety of derivative instruments to manage risks, primarily equity, interest rate, foreign currency and market volatility. See note 2 for a description of our accounting policies for derivatives and note 7 for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	December 31, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	15,669	$938	$211	9,034	$477	$230
Forwards	3,139	331	5	6,294	275	102
Interest rate swaps	4,506	—	654	4,468	—	521
Forwards on net investments	218	11	—	219	—	6
Interest rate swaps	24,885	55	138	10,031	29	95
Total derivatives designated as hedges		1,335	1,008		781	954
Derivatives not designated as hedges
Equity options	85,452	5,002	126	73,881	3,809	102
Futures	37	93	11	35	72	—
Foreign currency swaps	14,908	600	199	8,072	230	244
Interest rate swaps and forwards	3,255	67	124	3,499	81	9
Other swaps	2,644	3	5	2,588	39	1
Foreign currency forwards	39,598	1,054	2,083	28,236	286	685
Embedded derivatives
Funds withheld, including related parties		(3,650)	4		(4,100)	(64)
Interest sensitive contract liabilities		—	11,242		—	9,059
Total derivatives not designated as hedges		3,169	13,794		417	10,036
Total derivatives		$4,504	$14,802		$1,198	$10,990

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2031. During the years ended December 31, 2024, 2023 and 2022, Athene recognized gains of $1 million and $33 million, and losses of $106 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, no amounts were expected to be reclassified to income within the next 12 months.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	December 31, 2024		December 31, 2023
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$3,790	$(258)	$4,883	$(15)
Foreign currency swaps	12,517	(842)	6,820	(141)
Interest sensitive contract liabilities
Foreign currency swaps	2,426	130	1,438	19
Foreign currency interest rate swaps	3,946	488	4,010	363
Interest rate swaps	17,873	130	6,910	189

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Year ended December 31, 2024
Investment related gains (losses)
Foreign currency forwards	$220	$(238)	$(18)	$43	$19
Foreign currency swaps	513	(520)	(7)	—	—
Foreign currency interest rate swaps	(160)	148	(12)	—	—
Interest rate swaps	6	(58)	(52)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	87	(85)	2	—	—
Year ended December 31, 2023
Investment related gains (losses)
Foreign currency forwards	(169)	167	(2)	82	20
Foreign currency swaps	(159)	169	10	—	—
Foreign currency interest rate swaps	282	(269)	13	—	—
Interest rate swaps	111	(118)	(7)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	57	(60)	(3)	—	—
Year ended December 31, 2022
Investment related gains (losses)
Foreign currency forwards	183	(190)	(7)	67	9
Foreign currency swaps	286	(310)	(24)	—	—
Foreign currency interest rate swaps	(622)	632	10	—	—
Interest rate swaps	(332)	323	(9)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	52	(53)	(1)	—	—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Years ended December 31,
(In millions)	2024	2023	2022
Foreign currency forwards	$(23)	$(45)	$20
Foreign currency swaps	(29)	(187)	88

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the years ended December 31, 2024, 2023 and 2022, these derivatives had gains of $3 million, losses of $4 million, and gains of $30 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the consolidated statements of comprehensive income (loss). As of December 31, 2024 and 2023, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $29 million and $26 million, respectively. During the years ended December 31, 2024, 2023 and 2022, there were no amounts deemed ineffective.

Derivatives Not Designated as Hedges

Equity options

Athene uses equity indexed options to economically hedge fixed indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index, including the S&P 500 and other bespoke indices. To hedge against adverse changes in equity indices, Athene enters into contracts to buy equity indexed options. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price.

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

Interest rate swaps and forwards

Athene uses interest rate swaps and forwards to reduce market risks from interest rate changes and to alter interest rate exposure arising from duration mismatches between assets and liabilities. With an interest rate swap, Athene agrees with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed-upon notional principal amount at specified intervals.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Years ended December 31,
(In millions)	2024	2023	2022
Equity options	$1,921	$1,564	$(2,647)
Futures	72	73	(144)
Interest rate swaps and forwards and other swaps	344	(108)	56
Foreign currency forwards	(775)	(495)	505
Embedded derivatives on funds withheld	2	934	(6,534)
Amounts recognized in investment related gains (losses)	1,564	1,968	(8,764)
Embedded derivatives in indexed annuity products[1]	(174)	(1,443)	2,768
Total gains (losses) on derivatives not designated as hedges	$1,390	$525	$(5,996)

[1] Included in interest sensitive contract benefits on the consolidated statements of operations.

Credit Risk

Athene may be exposed to credit-related losses in the event of counterparty nonperformance on derivative financial instruments. Generally, the current credit exposure of Athene’s derivative contracts is the fair value at the reporting date less any collateral received from the counterparty.

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

The estimated fair value of Athene’s net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
December 31, 2024
Derivative assets	$8,154	$(2,209)	$(5,922)	$23	$—	$23
Derivative liabilities	(3,556)	2,209	1,333	(14)	2	(12)

December 31, 2023
Derivative assets	$5,298	$(1,497)	$(3,676)	$125	$—	$125
Derivative liabilities	(1,995)	1,497	848	350	—	350

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the consolidated statements of financial condition. As of December 31, 2024 and December 31, 2023, amounts not subject to master netting or similar agreements were immaterial.

[2] Represents amounts offsetting derivative assets and derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets or gross derivative liabilities for presentation on the consolidated statements of financial condition.

[3] For non-cash collateral received, Athene does not recognize the collateral on the consolidated statements of financial condition unless the obligor (transferor) has defaulted under the terms of the secured contract and is no longer entitled to redeem the pledged asset. Amounts do not include any excess of collateral pledged or received.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Variable Interest Entities

A variable interest in a VIE is an investment or other interest that will absorb portions of the VIE’s expected losses and/or receive expected residual returns. Variable interests in consolidated VIEs and unconsolidated VIEs are discussed separately below.

Consolidated VIEs

Consolidated VIEs include certain CLOs and funds managed by the Company and other entities where the Company is deemed the primary beneficiary. In addition, during 2023 and 2022, consolidated VIEs also included SPACs which were liquidated during the fourth quarter of 2023. See note 18 for further details regarding Apollo’s previously consolidated SPACs.

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

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Years ended December 31,
(In millions)	2024[1]	2023[1]	2022[1]
Net gains (losses) from investment activities	$39	$67	$93
Net gains (losses) from debt	(8)	—	144
Interest and other income	172	176	354
Interest and other expenses	(113)	(113)	(97)
Net gains (losses) from investment activities of consolidated variable interest entities	$90	$130	$494

[1] Amounts reflect consolidation eliminations.

In addition, we recognize revenues and expenses of certain consolidated VIEs within management fees, investment income (loss), compensation and benefits and general, administrative and other. For the year ended December 31, 2024, the Company recorded $51 million of revenues and $77 million of expenses related to the activities of these VIEs. For the year ended December 31, 2023, the Company recorded $22 million of revenues and $5 million of expenses related to the activities of these VIEs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subscription Lines

Included within other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	December 31, 2024			December 31, 2023
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$1,198	6.84%	0.06	$1,072	7.16%	0.09
Total – Asset Management	$1,198			$1,072

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of December 31, 2024, the Company was not aware of any instances of non-compliance with any of these covenants.

Reverse Repurchase Agreements

As of December 31, 2023, fair value of collateral received under reverse repurchase agreements was $453 million. There was no rehypothecation of the collateral received under reverse repurchase agreements as of December 31, 2023.

Revenues of Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Years ended December 31,
(In millions)	2024	2023	2022
Trading securities	$152	$102	$34
Mortgage loans	128	110	88
Investment funds	46	41	9
Other	(22)	1	(10)
Net investment income	304	254	121

Net recognized investment gains (losses) on trading securities	17	10	(66)
Net recognized investment losses on mortgage loans	(35)	(22)	(250)
Net recognized investment gains on investment funds	1,542	1,228	552
Other gains (losses)	(6)	(29)	83
Investment related gains (losses)	1,518	1,187	319
Revenues of consolidated variable interest entities	$1,822	$1,441	$440

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	December 31, 2024	December 31, 2023
Maximum Loss Exposure[1,2]	$614	$325

[1] Represents Apollo’s direct investment in those entities in which it holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses.

[2] Some amounts included are a quarter in arrears.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconsolidated Variable Interest Entities—Retirement Services

Athene has variable interests in certain unconsolidated VIEs in the form of securities and ownership stakes in investment funds.

Fixed maturity securities

Athene invests in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, Athene is a debt investor within these entities and, as such, holds a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the structure that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination of the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which Athene holds the residual tranche are not consolidated because Athene does not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, Athene is not under common control, as defined by U.S. GAAP, with the related parties, nor are substantially all of the activities conducted on Athene’s behalf; therefore, Athene is not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments, and are held at fair value.

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	December 31, 2024		December 31, 2023
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$107	$987	$109	$876
Investment in related parties – investment funds	1,853	3,226	1,632	2,377
Assets of consolidated VIEs – investment funds	17,660	23,488	15,820	22,129
Investment in fixed maturity securities	72,523	74,797	48,155	50,623
Investment in related parties – fixed maturity securities	17,239	21,793	13,495	15,608
Investment in related parties – equity securities	234	234	318	318
Total non-consolidated investments	$109,616	$124,525	$79,529	$91,931

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$2,692	$—	$—		$—	$2,692
Restricted cash and cash equivalents	3	—	—		—	3
Cash and cash equivalents of VIEs	158	—	—		—	158
Investments, at fair value	238	22	1,052	[1]	72	1,384
Investments of consolidated VIEs	191	111	2,258		234	2,794
Due from related parties[2]	—	—	27		—	27
Derivative assets[3]	—	40	29		—	69
Total Assets – Asset Management	3,282	173	3,366		306	7,127
Retirement Services
AFS Securities
U.S. government and agencies	7,149	2	—		—	7,151
U.S. state, municipal and political subdivisions	—	921	—		—	921
Foreign governments	658	881	29		—	1,568
Corporate	11	79,253	4,321		—	83,585
CLO	—	29,182	—		—	29,182
ABS	—	7,672	16,529		—	24,201
CMBS	—	10,741	—		—	10,741
RMBS	—	7,759	256		—	8,015
Total AFS securities	7,818	136,411	21,135		—	165,364
Trading securities	22	1,539	22		—	1,583
Equity securities	190	1,073	27		—	1,290
Mortgage loans	—	—	63,239		—	63,239
Funds withheld at interest – embedded derivative	—	—	(3,035)		—	(3,035)
Derivative assets	121	8,032	1		—	8,154
Short-term investments	—	86	169		—	255
Other investments	—	711	895		—	1,606
Cash and cash equivalents	12,733	—	—		—	12,733
Restricted cash and cash equivalents	943	—	—		—	943
Investments in related parties
AFS securities
Corporate	—	1,029	1,108		—	2,137
CLO	—	5,339	696		—	6,035
ABS	—	890	9,741		—	10,631
Total AFS securities – related parties	—	7,258	11,545		—	18,803
Trading securities	—	—	573		—	573
Equity securities	—	—	234		—	234
Mortgage loans	—	—	1,297		—	1,297
Investment funds	—	—	1,139		—	1,139
Funds withheld at interest – embedded derivative	—	—	(615)		—	(615)
Other investments	—	—	331		—	331
Reinsurance recoverable	—	—	1,661		—	1,661
Other assets[5]	—	—	313		—	313
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Assets of consolidated VIEs
Trading securities	—	347	1,954	—	2,301
Mortgage loans	—	—	2,579	—	2,579
Investment funds	—	—	770	16,890	17,660
Other investments	4	—	103	—	107
Cash and cash equivalents	583	—	—	—	583
Total Assets – Retirement Services	22,414	155,457	104,337	16,890	299,098
Total Assets	$25,696	$155,630	$107,703	$17,196	$306,225
Liabilities
Asset Management
Contingent consideration obligations[4]	$—	$—	$67	$—	$67
Total Liabilities – Asset Management	—	—	67	—	67
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	11,242	—	11,242
Universal life benefits	—	—	742	—	742
Future policy benefits
AmerUs Life Insurance Company (“AmerUs”) Closed Block	—	—	1,102	—	1,102
Indianapolis Life Insurance Company (“ILICO”) Closed Block and life benefits	—	—	538	—	538
Market risk benefits[5]	—	—	4,028	—	4,028
Derivative liabilities	19	3,536	1	—	3,556
Other liabilities	—	—	225	—	225
Total Liabilities – Retirement Services	19	3,536	17,878	—	21,433
Total Liabilities	$19	$3,536	$17,945	$—	$21,500

(Concluded)

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

(Concluded)
[1] Investments as of December 31, 2024 and December 31, 2023 excludes $248 million and $218 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[2] Due from related parties represents a receivable from a fund.
[3] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the consolidated statements of financial condition.
[4] Other liabilities as of December 31, 2024 includes profit sharing payable of $67 million related to contingent obligations classified as Level 3. Other liabilities as of December 31, 2023 includes $26 million of contingent obligations related to the Griffin Capital acquisition classified as Level 3 and profit sharing payable of $67 million related to other contingent obligations classified as Level 3.

[5] Other assets consist of market risk benefits assets. See note 11 for additional information on market risk benefits assets and liabilities valuation methodology and additional fair value disclosures.

Changes in fair value of contingent consideration obligations in connection with the acquisitions of Stone Tower and Griffin Capital are recorded in compensation and benefits expense and other income (loss), net, respectively, in the consolidated statements of operations. Refer to note 19 for further details.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	December 31, 2024
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$765	Discounted cash flow	Discount rate	13.5% – 52.8%	17.8%	[1]
	128	Direct capitalization	Capitalization rate	6.7%	6.7%
	159	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	27	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	29	Option model	Volatility rate	52.5%	52.5%
Investments of consolidated VIEs
Bank loans	168	Discounted cash flow	Discount rate	5.6% – 23.4%	9.0%	[1]
	179	Adjusted transaction value	N/A	N/A	N/A
Equity securities	495	Dividend discount model	Discount rate	14.1%	14.1%
	417	Discounted cash flow	Discount rate	8.3% – 13.3%	13.3%	[1]
	69	Adjusted transaction value	N/A	N/A	N/A
	27	Option Model	Volatility rate	84.8% – 117.5%	110.7%	[1]
Bonds	412	Discounted cash flow	Discount rate	6.6% – 11.7%	7.0%	[1]
	491	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS, trading and equity securities	28,655	Discounted cash flow	Discount rate	4.7% – 20.0%	7.1%	[1]
Mortgage loans[2]	67,115	Discounted cash flow	Discount rate	1.8% – 43.1%	6.7%	[1]
Investment funds[2]	1,909	Discounted cash flow	Discount rate	6.6% – 14.0%	10.8%	[1]
Financial Liabilities
Asset Management
Contingent consideration obligations	67	Discounted cash flow	Discount rate	20.0% – 25.0%	23.6%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	11,242	Discounted cash flow	Nonperformance risk	0.4% – 1.1%	0.7%	[3]
			Option budget	0.5% – 6.0%	2.8%	[4]
			Surrender rate	6.0% – 14.2%	9.0%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year ended December 31, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,201	$(24)	$—	$(28)	$(68)	$1,081	$26	$—
Investments of consolidated VIEs	1,492	(15)	—	579	202	2,258	(17)	—
Total Level 3 assets – Asset Management	$2,693	$(39)	$—	$551	$134	$3,339	$9	$—

Assets – Retirement Services
AFS securities
Foreign governments	$40	$—	$1	$(12)	$—	$29	$—	$1
Corporate	2,525	(20)	36	2,815	(1,035)	4,321	(18)	38
ABS	6,943	47	(128)	9,812	(145)	16,529	(3)	(130)
CMBS	21	3	(5)	—	(19)	—	—	—
RMBS	265	8	—	83	(100)	256	—	(1)
Trading securities	28	1	—	(21)	14	22	(1)	—
Equity securities	26	—	—	1	—	27	—	—
Mortgage loans	44,115	(192)	—	19,316	—	63,239	(145)	—
Funds withheld at interest – embedded derivative	(3,379)	344	—	—	—	(3,035)	—	—
Derivative assets	—	—	—	—	1	1	—	—
Short-term investments	105	(1)	(1)	145	(79)	169	—	(1)
Other investments	630	(24)	—	289	—	895	(6)	—
Investments in related parties
AFS securities
Corporate	1,171	(2)	40	53	(154)	1,108	—	24
CLO	506	—	13	177	—	696	—	14
ABS	7,826	48	(12)	1,879	—	9,741	—	(14)
Trading securities	838	(1)	—	(264)	—	573	(3)	—
Equity securities	255	(16)	—	(5)	—	234	(15)	—
Mortgage loans	1,281	17	—	(1)	—	1,297	17	—
Investment funds	1,082	(49)	—	106	—	1,139	(49)	—
Funds withheld at interest – embedded derivative	(721)	106	—	—	—	(615)	—	—
Other investments	343	(12)	—	—	—	331	(12)	—
Reinsurance recoverable	1,367	(61)	—	355	—	1,661	—	—
Assets of consolidated VIEs
Trading securities	1,852	(80)	—	50	132	1,954	(87)	—
Mortgage loans	2,173	(62)	—	447	21	2,579	(64)	—
Investment funds	977	(68)	—	331	(470)	770	(16)	—
Other investments	101	(10)	—	32	(20)	103	(9)	—
Total Level 3 assets – Retirement Services	$70,370	$(24)	$(56)	$35,588	$(1,854)	$104,024	$(411)	$(69)

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2024
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Liabilities – Asset Management
Contingent consideration obligations	$93	$79	$—	$(105)	$—	$67	$—	$—
Total Level 3 liabilities – Asset Management	$93	$79	$—	$(105)	$—	$67	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(9,059)	$(174)	$—	$(2,009)	$—	$(11,242)	$—	$—
Universal life benefits	(834)	92	—	—	—	(742)	—	—
Future policy benefits
AmerUs Closed Block	(1,178)	76	—	—	—	(1,102)	—	—
ILICO Closed Block and life benefits	(522)	(16)	—	—	—	(538)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(330)	(13)	—	54	64	(225)	—	—
Total Level 3 liabilities – Retirement Services	$(11,924)	$(35)	$—	$(1,955)	$64	$(13,850)	$—	$—

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Year ended December 31, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$36	$—	$(64)	$—	$(28)	$—	$(68)	$(68)
Investments of consolidated VIEs	4,009	—	(3,430)	—	579	452	(250)	202
Total Level 3 assets – Asset Management	$4,045	$—	$(3,494)	$—	$551	$452	$(318)	$134

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(12)	$(12)	$—	$—	$—
Corporate	3,146	—	(41)	(290)	2,815	166	(1,201)	(1,035)
ABS	11,886	—	(423)	(1,651)	9,812	769	(914)	(145)
CMBS	—	—	—	—	—	—	(19)	(19)
RMBS	99	—	—	(16)	83	—	(100)	(100)
Trading securities	—	—	—	(21)	(21)	14	—	14
Equity securities	2	—	(1)	—	1	9	(9)	—
Mortgage loans	27,596	—	(106)	(8,174)	19,316	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	172	—	(6)	(21)	145	—	(79)	(79)
Other investments	289	—	—	—	289	—	—	—
Investments in related parties
AFS securities
Corporate	63	—	(1)	(9)	53	—	(154)	(154)
CLO	177	—	—	—	177	—	—	—
ABS	7,197	—	(504)	(4,814)	1,879	—	—	—
Trading securities	4	—	—	(268)	(264)	—	—	—
Equity securities	—	—	(5)	—	(5)	—	—	—
Mortgage loans	87	—	—	(88)	(1)	—	—	—
Investment funds	106	—	—	—	106	—	—	—
Reinsurance recoverable	—	359	—	(4)	355	—	—	—
Assets of consolidated VIEs
Trading securities	235	—	(178)	(7)	50	220	(88)	132
Mortgage loans	558	—	—	(111)	447	21	—	21
Investment funds	341	—	(10)	—	331	—	(470)	(470)
Other investments	56	—	(24)	—	32	—	(20)	(20)
Total Level 3 assets – Retirement Services	$52,014	$359	$(1,299)	$(15,486)	$35,588	$1,200	$(3,054)	$(1,854)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(105)	$(105)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(105)	$(105)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(3,010)	$—	$1,001	$(2,009)	$—	$—	$—
Other liabilities	—	—	—	54	54	64	—	64
Total Level 3 liabilities – Retirement Services	$—	$(3,010)	$—	$1,055	$(1,955)	$64	$—	$64

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$45	$—	$(5)	$—	$40	$—	$—	$—
Investments of consolidated VIEs	5,019	—	(4,321)	—	698	—	(2)	(2)
Total Level 3 assets – Asset Management	$5,064	$—	$(4,326)	$—	$738	$—	$(2)	$(2)

Assets – Retirement Services
AFS securities
Foreign governments	$53	$—	$—	$(12)	$41	$—	$—	$—
Corporate	1,704	—	(177)	(229)	1,298	29	(491)	(462)
ABS	4,221	—	(33)	(947)	3,241	828	(2,045)	(1,217)
CMBS	—	—	—	—	—	20	—	20
RMBS	262	—	—	(6)	256	5	(240)	(235)
Trading securities	8	—	—	(24)	(16)	5	(16)	(11)
Equity securities	—	—	(45)	—	(45)	—	(13)	(13)
Mortgage loans	21,018	—	(529)	(4,011)	16,478	—	—	—
Short-term investments	100	—	—	(31)	69	26	(23)	3
Other investments	620	—	—	(431)	189	—	—	—
Investments in related parties
AFS securities
Corporate	184	—	—	(11)	173	215	—	215
CLO	185	—	—	—	185	—	—	—
ABS	3,751	—	(162)	(1,711)	1,878	284	—	284
Trading securities	66	—	(38)	(80)	(52)	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(30)	(30)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	40	—	(156)	—	(116)	1,308	(31)	1,277
Mortgage loans	203	—	—	(76)	127	—	—	—
Investment funds	113	—	(40)	—	73	475	(2,012)	(1,537)
Other investments	14	—	(21)	—	(7)	—	—	—
Total Level 3 assets – Retirement Services	$32,616	$—	$(1,201)	$(7,631)	$23,784	$3,195	$(4,871)	$(1,676)
Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(4)	$(4)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(4)	$(4)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – Embedded derivative	$—	$(2,431)	$—	$656	$(1,775)	$—	$—	$—
Other liabilities	—	—	—	(75)	(75)	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(2,431)	$—	$581	$(1,850)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments Without Readily Determinable Fair Values

The Company elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. The equity securities are held at cost less any impairment. The carrying amount of the equity securities was $358 million, net of an impairment of $42 million, as of December 31, 2024 and December 31, 2023. As a result of slower than expected growth of the investee, Athene recorded an impairment of $42 million in the fourth quarter of 2023.

Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Years ended December 31,
(In millions)	2024	2023	2022
Trading securities	$(156)	$66	$(424)
Mortgage loans	(237)	183	(3,213)
Investment funds	(59)	77	114
Future policy benefits	76	(14)	356
Other	28	(113)	(37)
Total gains (losses)	$(348)	$199	$(3,204)

Gains and losses on trading securities, mortgage loans, and other are recorded in investment related gains (losses) on the consolidated statements of operations. Gains and losses related to investment funds are recorded in net investment income on the consolidated statements of operations. Gains and losses related to investments of consolidated VIEs are recorded in revenues of consolidated VIEs on the consolidated statements of operations. The change in fair value of future policy benefits is recorded to future policy and other policy benefits on the consolidated statements of operations.

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	December 31, 2024	December 31, 2023
Unpaid principal balance	$69,754	$50,752
Mark to fair value	(2,639)	(3,183)
Fair value	$67,115	$47,569

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	December 31, 2024	December 31, 2023
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$195	$221
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(102)	(74)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$93	$147

Fair value of commercial mortgage loans 90 days or more past due	$31	$64
Fair value of commercial mortgage loans in non-accrual status	93	147

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents the residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	December 31, 2024	December 31, 2023
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$898	$528
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(51)	(49)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$847	$479

Fair value of residential mortgage loans 90 days or more past due[1]	$847	$479
Fair value of residential mortgage loans in non-accrual status	765	355

1 As of December 31, 2024 and December 31, 2023, includes $82 million and $124 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Years ended December 31,
(In millions)	2024	2023	2022
Mortgage loans	$(58)	$(53)	$(41)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial mortgage loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the consolidated statements of financial condition:

	December 31, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	318	318	—	—	318	—
Funds withheld at interest	21,901	21,901	—	—	—	21,901
Short-term investments	192	192	—	—	—	192
Other investments	93	101	—	—	—	101
Investments in related parties
Investment funds	714	714	714	—	—	—
Funds withheld at interest	5,665	5,665	—	—	—	5,665
Short-term investments	743	743	—	—	743	—
Total financial assets not carried at fair value	$29,733	$29,741	$821	$—	$1,061	$27,859

Financial liabilities
Interest sensitive contract liabilities	$200,278	$192,025	$—	$—	$—	$192,025
Debt	6,309	5,844	—	581	5,263	—
Securities to repurchase	5,716	5,716	—	—	5,716	—
Funds withheld liability	4,331	4,331	—	—	—	4,331
Total financial liabilities not carried at fair value	$216,634	$207,916	$—	$581	$10,979	$196,356

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$109	$109	$109	$—	$—	$—
Policy loans	334	334	—	—	334	—
Funds withheld at interest	27,738	27,738	—	—	—	27,738
Other investments	46	52	—	—	—	52
Investments in related parties
Investment funds	550	550	550	—	—	—
Funds withheld at interest	7,195	7,195	—	—	—	7,195
Short-term investments	947	947	—	—	947	—
Total financial assets not carried at fair value	$36,919	$36,925	$659	$—	$1,281	$34,985

Financial liabilities
Interest sensitive contract liabilities	$154,095	$146,038	$—	$—	$—	$146,038
Debt	4,209	3,660	—	—	3,660	—
Securities to repurchase	3,853	3,853	—	—	3,853	—
Funds withheld liability	350	350	—	—	350	—
Total financial liabilities not carried at fair value	$162,507	$153,901	$—	$—	$7,863	$146,038

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

Debt – The fair value of debt is obtained from commercial pricing services. See note 14 for further information on debt.

Significant Unobservable Inputs

Asset Management

Discounted Cash Flow and Direct Capitalization Model

When a discounted cash flow or direct capitalization model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows or the capitalization rate, respectively. Increases in the discount or capitalization rate can significantly lower the fair value of an investment and the contingent consideration obligations; conversely decreases in the discount or capitalization rate can significantly increase the fair value of an investment and the contingent consideration obligations. See note 19 for further discussion of the contingent consideration obligations.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

8. Reinsurance

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of operations:

	Years ended December 31,
(In millions)	2024	2023	2022
Premiums
Direct	$1,089	$10,525	$11,373
Reinsurance assumed	313	2,313	377
Reinsurance ceded	(84)	(89)	(112)
Total premiums	$1,318	$12,749	$11,638
Future policy and other policy benefits
Direct	$2,779	$12,321	$12,142
Reinsurance assumed	550	2,389	416
Reinsurance ceded	(275)	(276)	(93)
Total future policy and other policy benefits	$3,054	$14,434	$12,465

Reinsurance typically provides for recapture rights on the part of the ceding company for certain events of default. Additionally, some agreements require placement of assets in trust accounts for the benefit of the ceding entity. The required minimum assets are equal to or greater than statutory reserves, as defined by the agreement, and were $26.1 billion and $21.6 billion as of December 31, 2024 and 2023, respectively. Although Athene owns assets placed in trust, their use is restricted based on the trust agreement terms. If the statutory book value of the assets, or in certain cases fair value, in a trust declines because of impairments or other reasons, Athene may be required to contribute additional assets to the trust. In addition, the assets within a trust may be subject to a pledge in favor of the applicable reinsurance company.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reinsurance transactions

Athene entered into a coinsurance agreement to reinsure a block of whole life policies during the fourth quarter of 2023. There were no block reinsurance transactions during the years ended December 31, 2024 and 2022. The following summarizes the block reinsurance agreement at inception:

(In millions)	Year ended December 31, 2023
Liabilities assumed	$1,975
Less: Assets received	2,158
Deferred profit liability[1]	$(183)

[1] Included within future policy benefits on the consolidated statements of financial condition.

Catalina

Athene has reinsurance agreements with certain affiliates of Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, “Catalina”). See note 18 for further information on these reinsurance agreements.

Global Atlantic

Athene has a coinsurance and assumption agreement with Global Atlantic. The agreement ceded all existing open block life insurance business issued by AAIA, with the exception of enhanced guarantee universal life insurance products. Athene also entered into a coinsurance agreement with Global Atlantic to cede all policy liabilities of the ILICO Closed Block. The ILICO Closed Block consists primarily of participating whole life insurance policies. Athene also has an excess of loss arrangement with Global Atlantic to be reimbursed for any payments required from Athene’s general assets to meet the contractual obligations of the AmerUs Closed Block not covered by existing reinsurance through Athene Re USA IV. The AmerUs Closed Block consists primarily of participating whole life insurance policies. Since all liabilities were covered by the existing reinsurance at close, no reinsurance premiums were ceded. The assets backing the AmerUs Closed Block are managed, on AAIA’s behalf, by Goldman Sachs Asset Management.

As of December 31, 2024 and 2023, Global Atlantic maintained a series of trust and custody accounts under the terms of these agreements with assets equal to or greater than a required aggregate statutory balance of $2.5 billion and $2.5 billion, respectively.

Protective Life Insurance Company (“Protective”)

Athene reinsured certain of its life and health business to Protective under a coinsurance agreement. As of December 31, 2024 and 2023, Protective maintained a trust for Athene’s benefit with assets having a fair value of $1.1 billion and $1.2 billion, respectively.

Reinsurance Recoverables

The following summarizes reinsurance recoverable balances:

	December 31,
(In millions)	2024	2023
Catalina	$4,309	$—
Global Atlantic	2,328	2,435
Protective	1,435	1,559
Other[1]	122	160
Reinsurance recoverable	$8,194	$4,154

[1] Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of the total recoverable.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 11 for more information on Athene’s products.

	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-Type	Indexed Annuities
Balance at January 1, 2022	$—	$—	$—	$—	$—	$3,372	$3,372
Additions	320	784	14	9	411	—	1,538
Amortization	(16)	(29)	(3)	—	(12)	(384)	(444)
Balance at December 31, 2022	304	755	11	9	399	2,988	4,466
Additions	701	863	3	3	634	—	2,204
Amortization	(115)	(101)	(4)	(1)	(63)	(404)	(688)
Other	—	—	—	—	—	(3)	(3)
Balance at December 31, 2023	890	1,517	10	11	970	2,581	5,979
Additions	519	945	42	1	630	—	2,137
Amortization	(249)	(184)	(12)	(1)	(124)	(371)	(941)
Other	(2)	—	—	—	—	—	(2)
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173

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

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2025	$295
2026	261
2027	227
2028	194
2029	167

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Goodwill

The following table presents Apollo’s goodwill by segment:

(In millions)	December 31, 2024	December 31, 2023
Asset Management	$232	$232
Retirement Services[1]	4,063	4,065
Principal Investing	32	32
Total Goodwill	$4,327	$4,329

[1] Includes the impacts of foreign currency translation.

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

11. Long-duration Contracts

Interest sensitive contract liabilities – Interest sensitive contract liabilities primarily include:

▪traditional deferred annuities,
▪indexed annuities consisting of fixed indexed, index-linked variable annuities, and assumed indexed universal life without significant mortality risk,
▪funding agreements, and
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2024
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	25,459	16,230	29,249	1,088	72,026
Policy charges	(2)	(709)	—	—	(711)
Surrenders and withdrawals	(5,389)	(12,744)	—	(84)	(18,217)
Benefit payments	(1,108)	(1,580)	(8,304)	(212)	(11,204)
Interest credited	3,256	3,524	1,707	205	8,692
Foreign exchange	(318)	(7)	(414)	(498)	(1,237)
Other	—	—	180	(98)	82
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320

Weighted average crediting rate	4.3%	2.7%	4.4%	2.7%
Net amount at risk	$425	$15,441	$—	$51
Cash surrender value	81,243	89,511	—	6,784

	Year ended December 31, 2023
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	30,175	12,639	6,893	4,597	54,304
Policy charges	(2)	(651)	—	—	(653)
Surrenders and withdrawals	(9,929)	(11,253)	(110)	(40)	(21,332)
Benefit payments	(984)	(1,609)	(3,273)	(275)	(6,141)
Interest credited	1,858	1,279	883	155	4,175
Foreign exchange	52	1	260	(95)	218
Other[1]	75	81	258	(1,435)	(1,021)
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889

Weighted average crediting rate	4.0%	2.4%	3.4%	2.7%
Net amount at risk	$425	$14,716	$—	$103
Cash surrender value	61,345	85,381	—	6,375

[1] Other includes a $1,371 million reduction of reserves related to the VIAC recapture agreement. See note 18 for further information.

	Year ended December 31, 2022
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at January 1, 2022	$35,599	$89,755	$23,623	$2,413	$151,390
Deposits	13,246	11,544	7,970	2,581	35,341
Policy charges	(3)	(600)	—	—	(603)
Surrenders and withdrawals	(5,419)	(8,057)	(880)	(17)	(14,373)
Benefit payments	(937)	(1,620)	(2,819)	(322)	(5,698)
Interest credited	1,032	1,638	677	95	3,442
Foreign exchange	—	—	(440)	(6)	(446)
Other	—	—	(692)	(22)	(714)
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339

Weighted average crediting rate	3.2%	2.2%	2.5%	3.1%
Net amount at risk	$422	$13,581	$—	$47
Cash surrender value	41,273	84,724	—	2,213

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of interest sensitive contract liabilities to the consolidated statements of financial condition:

	December 31,
(In millions)	2024	2023	2022
Traditional deferred annuities	$86,661	$64,763	$43,518
Indexed annuities	97,861	93,147	92,660
Funding agreements	54,768	32,350	27,439
Other investment-type	8,030	7,629	4,722
Reconciling items[1]	6,317	6,781	5,277
Interest sensitive contract liabilities	$253,637	$204,670	$173,616

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

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	December 31, 2024
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
< 2.0%	$26,818	$14,141	$134,121	$175,080
2.0% – < 4.0%	24,356	1,529	2,067	27,952
4.0% – < 6.0%	37,626	58	1	37,685
6.0% and greater	6,603	—	—	6,603
Total	$95,403	$15,728	$136,189	$247,320

	December 31, 2023
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
< 2.0%	$30,339	$18,954	$100,609	$149,902
2.0% – < 4.0%	27,792	2,074	1,389	31,255
4.0% – < 6.0%	11,532	17	1	11,550
6.0% and greater	5,182	—	—	5,182
Total	$74,845	$21,045	$101,999	$197,889

	December 31, 2022
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
< 2.0%	$25,031	$26,020	$72,776	$123,827
2.0% – < 4.0%	33,325	1,408	284	35,017
4.0% – < 6.0%	8,277	10	6	8,293
6.0% and greater	1,202	—	—	1,202
Total	$67,835	$27,438	$73,066	$168,339

Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies), and whole life insurance contracts.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a rollforward by product within future policy benefits:

	Year ended December 31, 2024
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Effect of actual to expected experience	—	(4)	(4)
Adjusted balance	—	1,131	1,131
Interest accrual	—	22	22
Net premium collected	—	(190)	(190)
Foreign exchange	—	(111)	(111)
Ending balance at original discount rate	—	852	852
Effect of changes in discount rate assumptions	—	30	30
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Ending balance, present value of expected net premiums	$—	$880	$880
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of changes in cash flow assumptions	(104)	—	(104)
Effect of actual to expected experience	78	(4)	74
Adjusted balance	51,209	3,272	54,481
Issuances	1,115	—	1,115
Interest accrual	1,802	69	1,871
Benefit payments	(4,476)	(85)	(4,561)
Foreign exchange	(16)	(340)	(356)
Ending balance at original discount rate	49,634	2,916	52,550
Effect of changes in discount rate assumptions	(7,378)	(206)	(7,584)
Effect of foreign exchange on the change in discount rate assumptions	5	1	6
Ending balance, present value of expected future policy benefits	42,261	2,711	44,972
Less: Present value of expected net premiums	—	880	880
Net future policy benefits	$42,261	$1,831	$44,092

Weighted-average liability duration (in years)	9.4	30.7
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.6%	4.8%
Expected future gross premiums, undiscounted	$—	$1,107
Expected future gross premiums, discounted[1]	—	929
Expected future benefit payments, undiscounted	72,793	10,618

[1] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2023
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance	$—	$—	$—
Issuances	—	3,091	3,091
Interest accrual	—	6	6
Net premium collected	—	(2,027)	(2,027)
Foreign exchange	—	65	65
Ending balance at original discount rate	—	1,135	1,135
Effect of changes in discount rate assumptions	—	45	45
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Ending balance, present value of expected net premiums	$—	$1,182	$1,182
Present value of expected future policy benefits
Beginning balance	$36,422	$—	$36,422
Effect of changes in discount rate assumptions	8,425	—	8,425
Effect of foreign exchange on the change in discount rate assumptions	(13)	—	(13)
Beginning balance at original discount rate	44,834	—	44,834
Effect of changes in cash flow assumptions	(297)	—	(297)
Effect of actual to expected experience	(67)	—	(67)
Adjusted balance	44,470	—	44,470
Issuances	10,427	3,091	13,518
Interest accrual	1,646	18	1,664
Benefit payments	(3,834)	(18)	(3,852)
Foreign exchange	35	185	220
Other[1]	(1,509)	—	(1,509)
Ending balance at original discount rate	51,235	3,276	54,511
Effect of changes in discount rate assumptions	(6,233)	89	(6,144)
Effect of foreign exchange on the change in discount rate assumptions	(1)	6	5
Ending balance, present value of expected future policy benefits	45,001	3,371	48,372
Less: Present value of expected net premiums	—	1,182	1,182
Net future policy benefits	$45,001	$2,189	$47,190

Weighted-average liability duration (in years)	9.5	33.5
Weighted-average interest accretion rate	3.6%	4.8%
Weighted-average current discount rate	5.1%	4.1%
Expected future gross premiums, undiscounted	$—	$1,497
Expected future gross premiums, discounted [2]	—	1,239
Expected future benefit payments, undiscounted	75,261	11,344

[1] Other includes a $1,509 million reduction of reserves related to the VIAC recapture agreement. See note 18 for further information.
[2] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2022
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected future policy benefits
Beginning balance	$35,278	$—	$35,278
Effect of changes in discount rate assumptions	—	—	—
Beginning balance at original discount rate	35,278	—	35,278
Effect of actual to expected experience	(120)	—	(120)
Adjusted balance	35,158	—	35,158
Issuances	11,528	—	11,528
Interest accrual	1,146	—	1,146
Benefit payments	(2,921)	—	(2,921)
Foreign exchange	(77)	—	(77)
Ending balance at original discount rate	44,834	—	44,834
Effect of changes in discount rate assumptions	(8,425)	—	(8,425)
Effect of foreign exchange on the change in discount rate assumptions	13	—	13
Ending balance, present value of expected future policy benefits	$36,422	$—	$36,422

Weighted-average liability duration (in years)	10.2	0.0
Weighted-average interest accretion rate	3.2%	—%
Weighted-average current discount rate	5.5%	—%
Expected future benefit payments, undiscounted	$64,754	$—

The following is a reconciliation of future policy benefits to the consolidated statements of financial condition:

	December 31,
(In millions)	2024	2023	2022
Payout annuities with life contingencies	$42,261	$45,001	$36,422
Whole life	1,831	2,189	—
Reconciling items[1]	5,810	6,097	5,688
Future policy benefits	$49,902	$53,287	$42,110

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the consolidated statements of operations:

	Premiums
	Years ended December 31,
(In millions)	2024	2023	2022
Payout annuities with life contingencies	$1,085	$10,504	$11,606
Whole life	204	2,214	—
Reconciling items[1]	29	31	32
Total premiums	$1,318	$12,749	$11,638

	Interest expense
	Years ended December 31,
(In millions)	2024	2023	2022
Payout annuities with life contingencies	$1,802	$1,646	$1,146
Whole life	47	12	—
Total interest expense	$1,849	$1,658	$1,146

[1] Reconciling items primarily relate to immaterial lines of business including term life, fully ceded whole life, and accident and health and disability.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the year ended December 31, 2024, the present value of expected future policy benefits decreased by $3,400 million, which was driven by $4,561 million of benefit payments, a $1,440 million change in discount rate assumptions due to an increase in rates, and a $356 million change in foreign exchange, partially offset by $1,871 million of interest accrual and $1,115 million of issuances, primarily pension group annuities.

During the year ended December 31, 2023, the present value of expected future policy benefits increased by $11,950 million, which was driven by $13,518 million of issuances, primarily pension group annuities, a $2,236 million change in discount rate assumptions related to a decrease in rates, and $1,664 million of interest accrual, partially offset by $3,852 million of benefit payments, a $1,509 million reduction in reserve related to recapture, and $297 million resulting from favorable unlocking of assumptions, primarily related to higher interest rates and favorable mortality experience lowering future benefit payments.

During the year ended December 31, 2022, the present value of expected future policy benefits increased by $1,144 million, which was driven by $11,528 million of issuances, primarily pension group annuities, and $1,146 million of interest accrual, partially offset by an $8,425 million change in discount rate assumptions related to an increase in rates, and $2,921 million of benefit payments.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the consolidated statements of operations:

	Years ended December 31,
(In millions)	2024	2023	2022
Reserves	$25	$364	$120
Deferred profit liability	(48)	(246)	(126)
Negative VOBA	39	(65)	21
Total remeasurement gains (losses)	$16	$53	$15

During the years ended December 31, 2024, 2023, and 2022. Athene recorded reserve increases of $15 million, $136 million, and $50 million, respectively, on the consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Year ended December 31, 2024
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	295	295
Interest accrual	10	191	201
Attributed fees collected	2	358	360
Benefit payments	(4)	(52)	(56)
Effect of changes in interest rates	(18)	(640)	(658)
Effect of changes in equity	—	(94)	(94)
Effect of actual policyholder behavior compared to expected behavior	6	73	79
Effect of changes in future expected policyholder behavior	(3)	88	85
Effect of changes in other future expected assumptions	—	(19)	(19)
Balance, end of period, before changes in instrument-specific credit risk	187	3,371	3,558
Effect of changes in instrument-specific credit risk	3	154	157
Balance at December 31, 2024	190	3,525	3,715
Less: Reinsurance recoverable	—	37	37
Balance at December 31, 2024, net of reinsurance	$190	$3,488	$3,678

Net amount at risk	$425	$15,441
Weighted-average attained age of contract holders (in years)	76	69

	Year ended December 31, 2023
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument-specific credit risk	183	2,672	2,855
Issuances	—	106	106
Interest accrual	10	147	157
Attributed fees collected	2	336	338
Benefit payments	(2)	(32)	(34)
Effect of changes in interest rates	(1)	(90)	(91)
Effect of changes in equity	—	(119)	(119)
Effect of actual policyholder behavior compared to expected behavior	5	67	72
Effect of changes in future expected policyholder behavior	(3)	78	75
Effect of changes in other future expected assumptions	—	6	6
Balance, end of period, before changes in instrument-specific credit risk	194	3,171	3,365
Effect of changes in instrument-specific credit risk	(2)	10	8
Balance at December 31, 2023	$192	$3,181	$3,373

Net amount at risk	$425	$14,716
Weighted-average attained age of contract holders (in years)	75	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2022
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at January 1, 2022	$253	$4,194	$4,447
Issuances	—	60	60
Interest accrual	4	52	56
Attributed fees collected	3	330	333
Benefit payments	(4)	(49)	(53)
Effect of changes in interest rates	(77)	(2,092)	(2,169)
Effect of changes in equity	—	176	176
Effect of actual policyholder behavior compared to expected behavior	6	42	48
Effect of changes in other future expected assumptions	(2)	(41)	(43)
Balance, end of period, before changes in instrument-specific credit risk	183	2,672	2,855
Effect of changes in instrument-specific credit risk	(13)	(353)	(366)
Balance at December 31, 2022	$170	$2,319	$2,489

Net amount at risk	$422	$13,581
Weighted-average attained age of contract holders (in years)	74	68

The following is a reconciliation of market risk benefits to the consolidated statements of financial condition. Market risk benefit assets are included in other assets on the consolidated statements of financial condition.

	December 31, 2024
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$190	$190
Indexed annuities	313	3,838	3,525
Total	$313	$4,028	$3,715

	December 31, 2023
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$192	$192
Indexed annuities	378	3,559	3,181
Total	$378	$3,751	$3,373

	December 31, 2022
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$170	170
Indexed annuities	481	2,800	2,319
Total	$481	$2,970	$2,489

During the year ended December 31, 2024, net market risk benefit liabilities increased by $342 million, which was primarily driven by $360 million in fees collected from policyholders, issuances of $295 million, $201 million of interest accrual, and a $149 million change in instrument-specific credit risk related to tightening of credit spreads, partially offset by a decrease of $658 million related to changes in the risk-free discount rate across the curve.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following summarizes the unobservable inputs for market risk benefits:

	December 31, 2024
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$3,715	Discounted cash flow	Nonperformance risk	0.4%	1.1%	1.0%	[1]	Decrease
			Option budget	0.5%	6.0%	2.3%	[2]	Decrease
			Surrender rate	3.3%	7.2%	4.6%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.9%	[3]	Increase

	December 31, 2023
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$3,373	Discounted cash flow	Nonperformance risk	0.4%	1.4%	1.2%	[1]	Decrease
			Option budget	0.5%	6.0%	1.9%	[2]	Decrease
			Surrender rate	3.2%	6.4%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.6%	[3]	Increase

	December 31, 2022
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$2,489	Discounted cash flow	Nonperformance risk	0.2%	1.6%	1.4%	[1]	Decrease
			Option budget	0.5%	5.3%	1.7%	[2]	Decrease
			Surrender rate	3.3%	6.7%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	82.3%	[3]	Increase

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Profit Sharing Payable

Profit sharing payable was $1.9 billion and $1.7 billion as of December 31, 2024 and December 31, 2023, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2023	$1,392
Profit sharing expense	777
Payments/other	(500)
Profit sharing payable, December 31, 2023	$1,669
Profit sharing expense	783
Payments/other	(564)
Profit sharing payable, December 31, 2024	$1,888

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

13. Income Taxes

The Company’s income tax (provision) benefit totaled $(1,062) million, $923 million and $739 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s effective income tax rate was approximately 14.3%, (16.5)% and 17.4% for the years ended December 31, 2024, 2023 and 2022, respectively.

The provision (benefit) for income taxes is presented in the following table:

	Years ended December 31,
(In millions)	2024	2023	2022
Current:
Federal income tax[1]	$1,083	$809	$402
Foreign income tax[2]	23	104	54
State and local income tax	55	64	59
	$1,161	$977	$515
Deferred:
Federal income tax	(77)	331	(1,209)
Foreign income tax[2]	(30)	(2,239)	6
State and local income tax	8	8	(51)
	(99)	(1,900)	(1,254)
Total Income Tax Provision (Benefit)	$1,062	$(923)	$(739)

[1] For the years ended December 31, 2024, 2023 and 2022, current includes proportional amortization of $56 million, $49 million and $0 million, respectively; tax credits of $(367) million, $(186) million and $(16) million, respectively; and transaction costs relating to low-income housing and transferable energy tax credits of $248 million, $103 million and $0 million, respectively.

[2] The foreign income tax provision (benefit) was calculated on $2,393 million, $2,600 million and $(3,359) million of pre-tax income (loss) generated in foreign jurisdictions for the years ended December 31, 2024, 2023 and 2022, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations (“CAMT”) as well as an excise tax on stock repurchases. Based on interpretations and assumptions the Company has made regarding the CAMT provisions of the IRA, the Company recorded a deferred tax asset and offsetting increase to current taxes owed but CAMT does not have a material impact to the effective tax rate. The excise tax has no material impact to the consolidated financial statements.

AHL changed its domicile from Bermuda to the United States, causing AHL to become a U.S.-domiciled corporation and a U.S. taxpayer effective December 31, 2023 (the “Redomicile”) and is subject to U.S. corporate income tax for 2024 and future years. AHL’s Bermuda subsidiaries (and AHL for pre-Redomicile periods) file protective U.S. income tax returns. AHL’s U.S. subsidiaries file, and AHL for post-Redomicile periods will file, income tax returns with the U.S. federal government and various state governments.

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act of 2023 (“Bermuda CIT”). Commencing on January 1, 2025, the Bermuda CIT generally imposes a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that have been given pursuant to the Exempted Undertakings Tax Protection Act 1966. The Company’s results as of December 31, 2024 include material deferred tax assets resulting from the passage of the Bermuda CIT, primarily related to an opening tax loss carryforward.

The U.K. enacted legislation in July 2023 implementing certain provisions of the Organisation for Economic Cooperation and Development’s “Pillar Two” global minimum tax initiative (“Pillar Two”) that applies to multinational enterprises for accounting periods beginning on or after December 31, 2023. On February 22, 2024, the U.K. enacted certain amendments to its Pillar Two legislation which similarly took effect for accounting periods beginning on or after December 31, 2024. The Company continues to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries, as such legislative changes could result in changes to our effective tax rate. The Company evaluated the enacted legislation and concluded there was no material impact to our consolidated financial statements for the year ended December 31, 2024.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States, the United Kingdom, and Bermuda (beginning January 1, 2025). There are no material unremitted earnings with respect to the United Kingdom or other foreign jurisdictions. The Company has accumulated undistributed earnings generated by certain foreign subsidiaries, which are intended to be indefinitely reinvested. As such, no deferred taxes have been recorded related to the accumulated undistributed earnings. The Company determined that estimating the unrecognized tax liability is not practicable.

The following table reconciles the U.S. Federal statutory tax rate to the effective income tax rate:

	Years ended December 31,
(In millions, except percentages)	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Income passed through to non-controlling interests	(3.5)	(4.6)	(9.0)
State and local income taxes (net of federal benefit)	0.5	1.2	(0.1)
Impact of Mergers	—	—	7.3
Impact of foreign taxes (net of foreign tax credit)	(2.6)	(31.0)	—
Impact of equity-based compensation	(1.0)	1.0	0.1
Impact of valuation allowance	0.6	(1.3)	—
Tax Credits	(0.5)	(0.6)	—
Redomicile	0.1	(1.2)	—
Other	(0.3)	(1.0)	(1.9)
Effective income tax rate	14.3%	(16.5)%	17.4%

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax provision (benefit) is presented in the following table:

	Years ended December 31,
(In millions)	2024	2023	2022
Income tax provision (benefit)	$1,062	$(923)	$(739)
Income tax provision (benefit) from other comprehensive income (loss)	21	513	(1,933)
Total income tax provision (benefit)	$1,083	$(410)	$(2,672)

Deferred income taxes are recorded due to temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

The net operating losses and tax credit carryforwards consist of the following:

	December 31, 2024
	Amount (in millions)	Expiration Year[1]
U.S. Federal net operating losses	$580	2026
U.S. foreign tax credit	66	2033
U.S. corporate alternative minimum tax credit	115	No expiration
U.S. State net operating losses	281	2031
U.K. net operating losses	194	No expiration
Bermuda net operating losses	7,797	No expiration

[1] Represents year operating losses begin to expire.

The Company’s deferred tax assets and liabilities in the consolidated statements of financial condition consist of the following:

	December 31,
(In millions)	2024	2023
Asset Management
Deferred Tax Assets:
Depreciation and amortization	$303	$395
Tax Credits	167	68
Deferred revenue	9	11
Equity-based compensation	166	170
Net operating loss carryforwards	23	—
Other	47	74
Total Deferred Tax Assets	715	718
Valuation Allowance	(27)	(8)
Deferred Tax Assets, Net of Valuation Allowance	688	710
Deferred Tax Liabilities:
Basis difference in investments	252	163
Other	—	8
Total Deferred Tax Liabilities	252	171
Total Deferred Tax Assets, Net - Asset Management	$436	$539
Retirement Services
Deferred Tax Assets:
Insurance liabilities	$2,383	$1,742
Net operating and capital loss carryforwards	193	284
Investments, including derivatives	2,331	1,904
Employee benefits	10	8
Bermuda tax	1,959	1,764
Investment in foreign subsidiaries	552	1,176

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax credits	13	—
Other	—	280
Total Deferred Tax Assets	7,441	7,158
Valuation allowance	(48)	(25)
Deferred Tax Assets, Net of Valuation Allowance	7,393	7,133
Deferred Tax Liabilities:
Intangible assets	362	386
DAC, DSI and VOBA	1,120	954
Other	10	49
Total Deferred Tax Liabilities	1,492	1,389
Total Deferred Tax Assets, Net - Retirement Services	$5,901	$5,744

The valuation allowance consists of the following:

	December 31,
(In millions)	2024	2023
U.S. federal and state net operating losses and other deferred tax assets	$30	$8
U.K. net operating losses and other deferred tax assets	45	25
Total Valuation Allowance	$75	$33

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of December 31, 2024, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2021 through 2023 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2021. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2014 to 2021. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax years 2015 to 2022. There are other examinations ongoing in other foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed below.

The following table presents a roll-forward of the beginning and ending aggregate unrecognized tax benefits for the periods presented:

	Years ended December 31,
(In millions)	2024	2023	2022
Balance at beginning of period	$19	$15	$—
Increases based on tax positions taken in the prior years	8	4	15
Decreases due to settlements with tax authorities	(17)	—	—
Balance at end of period	$10	$19	$15

The Company has unrecognized tax benefits of $11 million and $23 million as of December 31, 2024 and December 31, 2023, respectively, which, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that a decrease up to $10 million of unrecognized tax benefits may be recognized within the next twelve months. The Company recognizes interest and penalties related to the unrecognized tax benefits in its provision for income taxes. For the years ended December 31, 2024 and December 31, 2023, the Company accrued interest of $4 million and $10 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Debt

Company debt consisted of the following:

		December 31, 2024			December 31, 2023
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.00% 2024 Senior Notes[1,2]	May 30, 2024	$—	$—		$499	$496	[4]
4.40% 2026 Senior Notes[1,2]	May 27, 2026	499	496	[4]	498	490	[4]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	670	[4]	675	664	[4]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	497	439	[4]	496	432	[4]
6.38% 2033 Senior Notes[1,2]	November 15, 2033	492	542	[4]	492	539	[4]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	271	[4]	297	275	[4]
5.80% 2054 Senior Notes[1,2]	May 21, 2054	741	753	[4]	—	—
4.95% 2050 Subordinated Notes[1,2]	January 14, 2050	—	—		297	283	[4]
7.63% 2053 Subordinated Notes[1,2]	September 15, 2053	584	642	[5]	584	652	[5]
6.00% 2054 Subordinated Notes[1,2]	December 15, 2054	494	494	[4]	—	—
1.70% Secured Borrowing II	April 15, 2032	—	—		14	14	[4]
1.30% 2016 AMI Term Facility I	January 15, 2025	—	—		19	19	[3]
2.00% 2016 AMI Term Facility II	October 18, 2024	—	—		12	12	[3]
		4,279	4,307		3,883	3,876
Retirement Services
4.13% 2028 AHL Senior Notes[1]	January 12, 2028	1,050	976	[4]	1,066	956	[4]
6.15% 2030 AHL Senior Notes[1]	April 3, 2030	579	519	[4]	593	516	[4]
3.50% 2031 AHL Senior Notes[1]	January 15, 2031	520	452	[4]	523	442	[4]
6.65% 2033 AHL Senior Notes[1]	February 1, 2033	395	425	[4]	395	427	[4]
5.88% 2034 AHL Senior Notes[1]	January 15, 2034	584	608	[4]	583	607	[4]
3.95% 2051 AHL Senior Notes[1]	May 25, 2051	544	360	[4]	545	375	[4]
3.45% 2052 AHL Senior Notes[1]	May 15, 2052	504	322	[4]	504	337	[4]
6.25% 2054 AHL Senior Notes[1]	April 1, 2054	983	1,003	[4]	—	—
6.63% 2054 AHL Subordinated Notes[1]	October 15, 2054	592	598	[4]	—	—
7.25% 2064 AHL Subordinated Notes[1]	March 30, 2064	558	581	[5]	—	—
		6,309	5,844		4,209	3,660
Total Debt		$10,588	$10,151		$8,092	$7,536

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $44 million and $34 million as of December 31, 2024 and December 31, 2023, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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

On October 10, 2024, AGM issued $500 million aggregate principal amount of its 6.000% Fixed-Rate Resettable Junior Subordinated Notes due 2054 (the “2054 Subordinated Notes”), at par value. Subject to the Company’s right to defer the payment of interest for up to five years, interest on the 2054 Subordinated Notes is payable on a semi-annual basis in arrears on

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 15 and December 15 of each year, commencing on June 15, 2025. The 2054 Subordinated Notes bear interest at a fixed rate of 6.000% per annum until December 15, 2034 (the “First Reset Date”). On and after the First Reset Date, on the five-year anniversary of the First Reset Date and every five years thereafter, the interest rate on the 2054 Subordinated Notes will be reset equal to the Five-Year U.S. Treasury Rate (as defined in the indenture for the 2054 Subordinated Notes (the “Indenture”)) as of the most recent Reset Interest Determination Date (as defined in the Indenture) plus a spread of 2.168%. The 2054 Subordinated Notes will mature on December 15, 2054. The underwriting discount and related expenses are amortized into interest expense on the consolidated statements of operations over the term of the 2054 Subordinated Notes.

On December 16, 2024, AMH repaid in full the principal and accrued interest of the $300 million aggregate principal amount of its 4.95% 2050 Subordinated Notes.

The indentures governing the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2033 Senior Notes, the 2048 Senior Notes, the 2054 Senior Notes, the 2053 Subordinated Notes and the 2054 Subordinated Notes restrict the ability of AGM, AMH and the guarantors of the notes to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The indentures also provide for customary events of default.

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

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of December 31, 2024:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management - AGM credit facility	N/A	November 21, 2029	Citibank	The borrowing capacity under the AGM credit facility is $1.25 billion, subject to being increased up to $1.5 billion in total.
Retirement Services - AHL credit facility	N/A	June 30, 2028	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total.
Retirement Services - AHL liquidity facility	N/A	June 27, 2025	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset Management – Credit Facility

On November 21, 2024, AGM and AMH, as parent borrower and subsidiary borrower, respectively, entered into a new $1.25 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on November 21, 2029 (“AGM credit facility”). The AGM credit facility replaced the previous AMH credit facility dated as of October 12, 2022. The previous agreement, and the obligations and commitments under it, terminated as of November 21, 2024. As of December 31, 2024, AGM and AMH, as borrowers under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AGM and AMH were in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of December 31, 2024 and December 31, 2023, there were no amounts outstanding under the AGM credit facility or the previous AMH credit facility and the Company was in compliance with all financial covenants under the facilities.

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

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the AHL credit facility. As of December 31, 2024 and December 31, 2023, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all financial covenants under the facility.

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

Interest accrues on outstanding borrowings at the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on ALRe’s financial strength rating. Rates and terms are as defined in the AHL liquidity facility. As of December 31, 2024 and December 31, 2023, there were no amounts outstanding under the current or previous AHL liquidity facilities and Athene was in compliance with all financial covenants under the facilities.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Years ended December 31,
(In millions)	2024	2023	2022
Asset Management	$226	$145	$124
Retirement Services[1]	248	123	98
Total Interest Expense	$474	$268	$222

Note: Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
[1] Interest expense for Retirement Services is included in policy and other operating expenses on the consolidated statements of operations.

Contractual Maturities

The table below presents the contractual maturities for the Company’s debt arrangements as of December 31, 2024:

(In millions)	2025	2026 - 2027	2028 - 2029	2030 and Thereafter	Total
Asset Management
Debt obligations	$—	$500	$675	$3,150	$4,325
Retirement Services
Debt obligations	—	—	1,000	5,175	6,175
Total Obligations as of December 31, 2024	$—	$500	$1,675	$8,325	$10,500

15. Equity-Based Compensation

Under the Equity Plan, the Company grants equity-based awards to employees. Equity-based awards granted to employees and non-employees as compensation are measured based on the grant date fair value of the award, which considers the public share price of AGM’s common stock subject to certain discounts, as applicable.

The Company grants both service-based and performance-based awards. The estimated total grant date fair value for service-based awards is charged to compensation expense on a straight-line basis over the vesting period, which is generally one to five years from the date of grant. Certain service-based awards are tied to profit sharing arrangements in which a portion of the performance fees distributed to the general partner are required to be used by employees to purchase restricted shares of common stock or is delivered in the form of RSUs, which are granted under the Company’s Equity Plan. Performance-based awards vest subject to continued employment and the Company’s achievement of specified performance goals. In accordance with U.S. GAAP, equity-based compensation expense for performance grants are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded equity-based compensation expense of $721 million, $1.0 billion and $540 million, respectively. As of December 31, 2024, there was $588 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the weighted average discounts for plan grants, bonus grants and performance grants:

	Years ended December 31,
	2024	2023	2022
Plan grants:
Discount for the lack of distributions until vested[1]	—%	—%	0.2%
Marketability discount for transfer restrictions[2]	4.4%	15.4%	10.0%
Bonus grants:
Marketability discount for transfer restrictions[2]	2.5%	4.0%	3.5%
Performance grants:
Discount for the lack of distributions until vested[1]	—%	0.2%	1.3%
Marketability discount for transfer restrictions[2]	11.0%	9.7%	7.6%

[1] Based on the present value of a growing annuity calculation.
[2] Based on the Finnerty Model calculation.

Service-Based Awards

During the years ended December 31, 2024, 2023 and 2022, the Company awarded 3.7 million, 5.0 million and 5.1 million of service-based RSUs, respectively, with a grant date fair value of $405 million, $339 million and $310 million, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded equity-based compensation expense on service-based RSUs of $398 million, $313 million and $245 million, respectively.

Performance-Based Awards

During the years ended December 31, 2024, 2023 and 2022, the Company awarded 1.5 million, 1.5 million and 3.9 million of performance-based RSUs, respectively, with a grant date fair value of $181 million, $97 million and $228 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded equity-based compensation expense on performance-based awards of $260 million, $175 million and $205 million, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company issued equity awards where the number of shares to be issued is variable based on the achievement of specified performance targets. Compensation expense is recognized over the performance period based upon the probable outcome of the performance condition and the performance-based compensation is classified as a liability, and therefore, the fair value of these awards is remeasured each reporting period. Given the number of shares to be issued in settlement of these awards is not yet known, the tables below exclude the impact of these awards.

In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics. During the year ended December 31, 2024, the Company recorded equity-based compensation expense of $80 million for these one-time grants of which $56 million is related to service-based awards and $24 million is related to performance-based awards.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2024	16,692,903	$62.92	22,067,052	38,759,955
Granted	5,173,971	112.54	23,084	5,197,055
Forfeited	(341,573)	81.10	(172,960)	(514,533)
Vested	(6,890,273)	72.58	6,890,273	—
Issued	—	—	(7,470,317)	(7,470,317)
Balance at December 31, 2024	14,635,028	$70.03	21,337,132	35,972,160

Restricted Stock Awards

During the years ended December 31, 2024, 2023 and 2022, the Company awarded 0.4 million, 0.6 million and 0.5 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $52 million, $41 million and $36 million, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $46 million, $46 million and $56 million, respectively. As of December 31, 2024, there was $52 million of total unrecognized equity-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average term of 2.1 years.

The following table summarizes the restricted stock award activity:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Shares of Restricted Stock Outstanding
Balance at January 1, 2024	1,008,498	$66.34	474,922	1,483,420
Granted	401,111	128.70	—	401,111
Forfeited	(1,085)	75.08	—	(1,085)
Vested	(700,723)	69.94	700,723	—
Issued[1]	—	69.94	(700,723)	(700,723)
Balance at December 31, 2024	707,801	$85.48	474,922	1,182,723
[1] Refers to issued shares that became freely transferable in 2024.

16. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the years ended December 31, 2024, 2023 and 2022, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding adjustment to retained earnings (accumulated deficit).

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The table below outlines the share activity for the years ended December 31, 2024, 2023 and 2022 :

	Years ended December 31,
	2024	2023	2022
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	7,852,512	8,643,520	6,663,694
Shares issued to Apollo Opportunity Foundation[2]	—	—	1,724,137
Reduction of shares of common stock issued[3]	(2,998,607)	(3,185,680)	(2,896,130)
Shares of common stock purchased related to share issuances and forfeitures[4]	(150,676)	(162,123)	(219,960)
Issuance of shares of common stock for equity-based awards	4,703,229	5,295,717	5,271,741

[1] The gross value of shares issued was $868 million, $626 million and $420 million for the years ended December 31, 2024, 2023 and 2022, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Shares issued to Apollo Opportunity Foundation in connection with an irrevocable pledge to contribute 1.7 million shares of common stock. The gross value of shares issued for the year ended December 31, 2022 totaled $103 million.

[3] Cash paid for tax liabilities associated with net share settlement was $338 million, $259 million and $185 million for the years ended December 31, 2024, 2023 and 2022, respectively.
[4] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the years ended December 31, 2024, 2023 and 2022, Apollo issued 401,111, 551,333 and 546,766 of such restricted shares and 150,676, 162,123 and 219,960 of such RSUs under the Equity Plan, respectively. During the years ended December 31, 2023 and 2022, Apollo repurchased 713,456 and 766,726 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 1,085, 10,880 and 12,883 restricted shares forfeited during the years ended December 31, 2024, 2023 and 2022, respectively.

During the years ended December 31, 2024, 2023 and 2022, 7,845,000, 7,469,544 and 9,974,909 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase programs discussed above, and such shares were subsequently canceled by the Company. The Company paid $890 million, $508 million and $588 million for these open market share repurchases during the years ended December 31, 2024, 2023 and 2022, respectively.

During the second quarter of 2024, the Company issued 742,742 shares of common stock in settlement of share-based contingent consideration. See note 19 for further information on the contingent consideration.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ending on, and including, July 31, 2026. The first dividend payment on October 31, 2023 was $0.7500 per share of Mandatory Convertible Preferred Stock, with subsequent quarterly cash dividends expected to be $0.8438 per share of Mandatory Convertible Preferred Stock.

Unless converted earlier in accordance with its terms, each share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be July 31, 2026, into between 0.5056 shares and 0.6067 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations related to the Mandatory Convertible Preferred Stock (the “Certificate of Designations”). The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to July 31, 2026.

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

During the year ended December 31, 2024, 235 shares of the Mandatory Convertible Preferred Stock were converted at the option of the respective holders. As of December 31, 2024 and December 31, 2023, there were 28,749,765 and 28,750,000 shares of Mandatory Convertible Preferred Stock issued and outstanding, respectively.

Warrants

In 2022, the Company issued warrants in a private placement exercisable for up to 12.5 million shares of common stock at an exercise price of $82.80 per share. As of December 31, 2024, warrants exercisable for 7.5 million shares of common stock were vested and exercisable. The remaining warrants exercisable for 2.5 million shares of common stock each become exercisable in the first quarter of 2025 and 2026, respectively.

In November 2024, the Company issued warrants in a private placement exercisable for up to 2.9 million shares of common stock at an exercise price of $173.51 per share. The warrants are exercisable on the issuance date and each of the first, second, third, fourth, fifth and sixth anniversaries thereof. As of December 31, 2024, warrants exercisable for 0.4 million shares of common stock were vested and exercisable. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” The warrants will expire on the seventh anniversary of the issuance date, with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

Donor-Advised Fund

In February 2025, the Company disclosed that it is establishing a new donor-advised fund (the “Apollo DAF”) as part of its ongoing commitment to philanthropy. The Company issued 1,213,003 shares of common stock in February 2025 to fund the Apollo DAF.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data).

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution Equivalents on Participating Securities
February 11, 2022	$0.40	February 28, 2022	$229	$12
May 5, 2022	0.40	May 31, 2022	229	12
August 4, 2022	0.40	August 31, 2022	229	11
November 2, 2022	0.40	November 30, 2022	229	11
Year ended December 31, 2022	$1.60		$916	$46
February 9, 2023	$0.40	February 28, 2023	$229	$12
May 9, 2023	0.43	May 31, 2023	244	12
August 3, 2023	0.43	August 31, 2023	244	12
November 1, 2023	0.43	November 30, 2023	244	15
Year ended December 31, 2023	$1.69		$961	$51
February 8, 2024	$0.43	February 29, 2024	$245	$14
May 2, 2024	0.46	May 31, 2024	263	16
August 1, 2024	0.46	August 30, 2024	262	15
November 5, 2024	0.46	November 29, 2024	262	15
Year ended December 31, 2024	$1.81		$1,032	$60

Accumulated Other Comprehensive Income (Loss)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,675)	$(289)	$(81)	$3,458	$3	$9	$(5,575)
Other comprehensive income (loss) before reclassifications	(1,354)	(5)	(8)	1,425	(149)	(101)	(192)
Less: Reclassification adjustments for gains (losses) realized[1]	(223)	(15)	43	—	—	—	(195)
Less: Income tax expense (benefit)	(219)	3	(8)	287	(31)	(11)	21
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(413)	2	(5)	361	(12)	(32)	(99)
Balance at December 31, 2024	$(9,174)	$(284)	$(119)	$4,235	$(103)	$(49)	$(5,494)

[1] Recognized in investment related gains (losses) on the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,568)	$(334)	$48	$5,256	$285	$(22)	$(7,335)
Other comprehensive income (loss) before reclassifications	5,067	51	(117)	(2,236)	(374)	65	2,456
Less: Reclassification adjustments for gains (losses) realized[1]	(163)	(3)	82	—	—	—	(84)
Less: Income tax expense (benefit)	588	6	(51)	38	(78)	10	513
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of subsidiary issuance of equity interest and tax	749	3	(19)	(476)	(14)	24	267
Balance at December 31, 2023	$(8,675)	$(289)	$(81)	$3,458	$3	$9	$(5,575)

[1] Recognized in investment related gains (losses) on the consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$(1)	$—	$(1)	$—	$—	$(3)	$(5)
Other comprehensive income (loss) before reclassifications	(17,931)	(463)	71	8,425	366	(58)	(9,590)
Less: Reclassification adjustments for gains (losses) realized[1]	(218)	(18)	67	—	—	—	(169)
Less: Income tax expense (benefit)	(3,154)	(86)	12	1,223	77	(5)	(1,933)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(1,992)	(25)	(57)	1,946	4	(34)	(158)
Balance at December 31, 2022	$(12,568)	$(334)	$48	$5,256	$285	$(22)	$(7,335)

[1] Recognized in investment related gains (losses) on the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Years ended December 31,
(In millions, except share and per share amounts)	2024	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$4,480	$5,001	$(1,961)
Dividends declared on common stock[1]	(1,032)	(961)	(916)
Dividends on participating securities[2]	(60)	(51)	(46)
Earnings allocable to participating securities[3]	(91)	(115)	—
Undistributed income (loss) attributable to common stockholders: Basic	3,297	3,874	(2,923)
Dilution effect on distributable income attributable to Mandatory Convertible Preferred Stock	97	46	—
Dilution effect on distributable income attributable to contingent shares	—	(5)	—
Undistributed income (loss) attributable to common stockholders: Diluted	$3,394	$3,915	$(2,923)
Denominator:
Weighted average number of shares of common stock outstanding: Basic	586,069,166	581,380,268	584,691,775
Dilution effect of Mandatory Convertible Preferred Stock	14,530,212	6,440,346	—
Dilution effect of options	1,090,151	994,172	—
Dilution effect of warrants	2,346,463	—	—
Dilution effect of contingent shares	—	31,661	—
Weighted average number of shares of common stock outstanding: Diluted	604,035,992	588,846,447	584,691,775
Net income (loss) per share of common stock: Basic[4]
Distributed income	$1.82	$1.69	$1.60
Undistributed income (loss)	5.57	6.63	(5.03)
Net income (loss) per share of common stock: Basic	$7.39	$8.32	$(3.43)
Net income (loss) per share of common stock: Diluted
Distributed income	$1.82	$1.69	$1.60
Undistributed income (loss)	5.51	6.59	(5.03)
Net income (loss) per share of common stock: Diluted	$7.33	$8.28	$(3.43)

[1] See note 16 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
3 No allocation of undistributed losses was made to the participating securities in 2022 as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.

[4] For the year ended December 31, 2022, all of the classes of securities were determined to be anti-dilutive.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the anti-dilutive securities:

	Years ended December 31,
	2024	2023	2022
Weighted average unvested RSUs	14,273,743	15,316,350	13,664,334
Weighted average unexercised options	—	—	2,422,343
Weighted average unexercised warrants	63,388	4,761,918	2,279,452
Weighted average unvested restricted shares	1,327,484	1,688,421	2,114,622
Weighted average contingent shares outstanding	—	—	190,468

18. Related Parties

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

Due from related parties and Due to related parties consisted of the following as of December 31, 2024 and December 31, 2023:

(In millions)	December 31, 2024	December 31, 2023
Due from Related Parties:
Due from funds[1]	$430	$299
Due from portfolio companies	48	40
Due from employees and former employees	106	110
Total Due from Related Parties	$584	$449
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners[2]	$406	$661
Due to funds	229	194
Due to portfolio companies	75	15
Total Due to Related Parties	$710	$870

[1] Includes $27 million and $37 million as of December 31, 2024 and December 31, 2023, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes $175 million as of December 31, 2023 related to the AOG Unit Payment, which was payable in equal quarterly installments through December 31, 2024.

Tax Receivable Agreement

All Apollo Operating Group entities have made, or will make, an election under Section 754 of the U.S. Internal Revenue Code (“IRC”). The election results in an increase to the tax basis of underlying assets which will reduce the amount of gain and associated tax that AGM and its subsidiaries will otherwise be required to pay in the future.

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

As of December 31, 2024, the outstanding payable amount due to Former Managing Partners and Contributing Partners was fully paid with no remaining amounts outstanding.

Due from Employees and Former Employees

As of December 31, 2024 and December 31, 2023, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of December 31, 2024 and December 31, 2023, the balance includes interest-bearing employee loans receivable of $4 million and $3 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid on a specified date, either during the relevant employee’s tenure or at the date of the relevant employee’s resignation, in accordance with the contractual terms of each respective loan arrangement.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $94 million and $99 million at December 31, 2024 and December 31, 2023, respectively.

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

Apollo recorded an indemnification liability of $0.4 million and $0.3 million as of December 31, 2024 and December 31, 2023, respectively.

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

Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $213 million and $174 million as of December 31, 2024 and December 31, 2023, respectively.

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
European life insurance market (collectively, the “Athora Accounts”). AAM and its subsidiaries had equity commitments outstanding to Athora of up to $331 million as of December 31, 2024, subject to certain conditions.

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of December 31, 2024. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of December 31, 2024.

MidCap Financial

During the second quarter of 2023, the Company modified a performance allocation arrangement with MidCap Financial which included a reversal of unrealized performance allocations of $124 million. This resulted in a modification to the calculation of performance allocations beginning in June 2023 to be based solely on net income.

Investment in SPACs

Apollo previously sponsored and consolidated SPACs, as described below.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The tables below present the financial information of these previously consolidated SPACs in the aggregate.

	Years ended December 31,
(In millions)	2023	2022
Expenses:
General, administrative and other	$3	$8
Total Expenses	3	8
Other Income (Loss):
Net gains (losses) from investment activities	(15)	20
Interest income	27	13
Total Other Income (Loss)	12	33
Income (loss) before income tax provision	9	25
Income tax provision	(2)	(1)
Net Income (Loss)	7	24
Net income attributable to non-controlling interests	(41)	—
Net Income (Loss) Attributable to Apollo Global Management, Inc.	(34)	24

Retirement Services

AAA

Athene consolidates AAA as a VIE and AAA holds the majority of Athene’s alternative investment portfolio. Apollo established AAA to provide a single vehicle through which investors may participate in a portfolio of alternative investments, including those managed by Apollo. Additionally, the Company believes AAA enhances its ability to increase alternative assets under management by raising capital from third parties, which allows it to achieve greater scale and diversification for alternatives. During the third quarter of 2024, AAA underwent a restructuring which resulted in a change in consolidation that reduced Athene’s non-controlling interests by $1.1 billion and does not represent a withdrawal from AAA.

Athora

Athene has a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, and (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the U.K.). Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2024, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes Athene’s investments in Athora:

(In millions)	December 31, 2024	December 31, 2023
Investment fund	$1,033	$1,082
Non-redeemable preferred equity and corporate debt securities	277	249
Total investment in Athora	$1,310	$1,331

Additionally, as of December 31, 2024 and 2023, Athene had $57 million and $61 million, respectively, of funding agreements outstanding to Athora. Athene also has commitments to make additional investments in Athora of $502 million as of December 31, 2024.

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, through its investment in AAA and, as of December 31, 2024 and 2023, Athene held $3.2 billion and $1.0 billion, respectively, of AFS securities issued by Atlas. Athene also held $724 million and $921 million of reverse repurchase agreements issued by Atlas as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, Athene has commitments to make additional investments in Atlas of $3.0 billion. Additionally, see note 19 for further information on assurance letters issued in support of Atlas.

Catalina

Athene has an investment in Apollo Rose II (B) (“Apollo Rose”). Apollo Rose holds common and preferred equity interests in Catalina. During the third quarter of 2024, Athene distributed $141 million of its investment in Apollo Rose representing Catalina common equity interests, which is subsequently held by an asset management subsidiary of AGM.

Athene has a strategic modco reinsurance agreement with Catalina to cede certain inforce funding agreements. Athene elected the fair value option on this agreement and had a liability of $221 million and $330 million as of December 31, 2024 and 2023, respectively, which is included in other liabilities on the consolidated statements of financial condition. During the first quarter of 2024, Athene entered into a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of December 31, 2024, Athene had a reinsurance recoverable balance of $4.3 billion related to this agreement.

Skylign

Athene has investments in Skylign Aviation Holdings, LP (“Skylign”), a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through AAA, as Athene contributed certain of its investments in PK AirFinance to AAA during the second quarter of 2022. As of December 31, 2024 and 2023, Athene held $1.6 billion and $1.6 billion, respectively, of Skylign senior notes, which are included in investments in related parties on the consolidated statements of financial condition. Athene has commitments to make additional investments in Skylign of $40 million as of December 31, 2024.

Venerable

VA Capital Company LLC (“VA Capital”) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable. Athene has a minority equity investment in VA Capital, which was $178 million and $181 million as of December 31, 2024 and 2023, respectively, that is included in investments in related parties on the consolidated statements of financial condition and accounted for as an equity method investment. Additionally, during the year ended December 31, 2024, Athene purchased an interest in AP Violet ATH Holdings, LP from Athora. Athene consolidated AP Violet ATH Holdings, L.P. as of December 31, 2024 and its investment of $106 million primarily represents an interest in VA Capital.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VIAC in connection with the recapture, Athene was required by U.S. GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023.

Additionally, Athene has term loans receivable from Venerable due in 2033, which are included in investments in related parties on the consolidated statements of financial condition. The loans are held at fair value and were $331 million and $343 million as of December 31, 2024 and 2023, respectively. While management viewed the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels

Athene invests in Wheels indirectly through its investment in AAA. As of December 31, 2024 and 2023, Athene also owned $1.0 billion and $1.0 billion, respectively, of AFS securities issued by Wheels, which are included in investments in related parties on the consolidated statements of financial condition. Athene also has commitments to make additional investments in Wheels of $100 million as of December 31, 2024.

Apollo/Athene Dedicated Investment Programs

Athene’s subsidiary, ACRA 1 is partially owned by ADIP I, a series of funds managed by Apollo. Athene’s subsidiary, ALRe, currently directly holds 37% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63% of the economic interests. ACRA 2 is partially owned by ADIP II, a fund managed by Apollo. ADIP II owns 63% of the economic interests in ACRA 2, with ALRe directly owning the remaining 37% of the economic interests. ALRe holds all of ACRA 2’s voting interests.

Athene received capital contributions and paid distributions relating to ACRA of the following:

	Years ended December 31,
(In millions)	2024	2023	2022
Contributions from ADIP	$954	$996	$1,047
Distributions to ADIP	(920)	(539)	(63)

During the fourth quarter of 2024, Athene purchased investments in ADIP I and ADIP II. As of December 31, 2024, Athene held investments in ADIP of $238 million, which are accounted for as equity method investments and included investments in related parties on the consolidated statements of financial condition. As of December 31, 2024, Athene has commitments to make additional investments in ADIP of $324 million.

19. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $564 million as of December 31, 2024 related to the funds it manages. Separately, Athene had commitments to make investments, inclusive of related party commitments discussed previously and those of its consolidated VIEs, of $24.0 billion as of December 31, 2024. Athene’s commitments primarily include capital contributions to investment funds and mortgage loan commitments. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2024 and that could be reversed approximates $5.5 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of December 31, 2024, there were no open underwriting commitments.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.5 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of December 31, 2024, the Apollo Capital Markets Partnership had funded commitments of $1.2 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $67 million and $67 million as of December 31, 2024 and December 31, 2023, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense within compensation and benefits in the consolidated statements of operations.

In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay its former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. This obligation was determined based on the present value of estimated future performance relative to such thresholds and is recorded in other liabilities.

As of December 31, 2023, the fair value of the remaining contingent obligation was $26 million. During the second quarter of 2024, the specified capital raise thresholds were achieved and the Company issued 742,742 shares of common stock to settle the share-based consideration obligation to Griffin Capital’s former owners. As of December 31, 2024, the remaining contingent obligation based on the specified AUM threshold was not met and the contingent obligation expired without satisfaction, therefore, there is no remaining contingent obligation outstanding. The Company recorded a loss of $58 million related to these contingent obligations in 2024. The changes in the fair value of the Griffin Capital contingent consideration obligation were reflected in other income (loss) in the consolidated statements of income through December 31, 2024.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2024 and 2023, Athene had $15.6 billion and $6.5 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a funding agreement backed notes (“FABN”) program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of December 31, 2024 and 2023, Athene had $24.1 billion and $19.9 billion, respectively, of FABN funding agreements outstanding. Athene had $10.2 billion of board-authorized FABN capacity remaining as of December 31, 2024.

Athene also issues secured and other funding agreements. Secured funding agreements involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from Athene. As of December 31, 2024 and 2023, Athene had $14.8 billion and $6.0 billion, respectively, of secured and other funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s total restricted assets included on the consolidated statements of financial condition are as follows:

(In millions)	December 31, 2024	December 31, 2023
AFS securities	$46,337	$32,458
Trading securities	1,665	139
Equity securities	286	80
Mortgage loans	27,883	14,257
Investment funds	777	409
Derivative assets	91	73
Short-term investments	2	153
Other investments	1,507	313
Restricted cash and cash equivalents	953	1,761
Total restricted assets	$79,501	$49,643

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.3 billion as of December 31, 2024. These letters of credit were issued for Athene’s reinsurance program and have expirations through May 22, 2028.

Atlas

In connection with the Company and CS’s previously announced transaction, whereby Atlas acquired certain assets of the CS Securitized Products Group, two subsidiaries of the Company have each issued an assurance letter to CS to guarantee the full five year deferred purchase obligation of Atlas in the amount of $3.3 billion. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase obligation. The Company’s guarantee is not probable of payment, therefore, there is no liability on the Company’s consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On August 17, 2023, a purported stockholder of AGM filed a shareholder derivative complaint (the “Original Complaint”) in the Court of Chancery of the State of Delaware against current AGM directors Marc Rowan, Scott Kleinman, James Zelter, Alvin Krongard, Michael Ducey, and Pauline Richards, Apollo Former Managing Partners Leon Black and Joshua Harris, and, as a nominal defendant, AGM. The action is captioned Anguilla Social Security Board vs. Black et al., C.A. No. 2023-0846-JTL and challenges the $570 million payments being made to the Former Managing Partners and Contributing Partners in connection with the elimination of the Up-C structure that was in place prior to Apollo’s merger with Athene. As previously disclosed in Apollo’s SEC filings, this purported stockholder previously had sought and received documents relating to the transaction pursuant to Section 220 of the Delaware General Corporation Law. The Original Complaint alleged that the challenged payments amount to corporate waste, that the Former Managing Partners and Contributing Partners received payments in connection with the Corporate Recapitalization that exceed fair value and therefore breached their fiduciary duties, and that the independent conflicts committee of the AAM board of directors (which then consisted of Mr. Krongard, Mr. Ducey, and Ms. Richards) that negotiated the elimination of the TRA breached their fiduciary duties. The Original Complaint alleged that pre-suit demand was futile because a majority of AGM’s board is either not independent from the Former Managing Partners or face a substantial likelihood of liability in light of the challenges to the transaction. The Original Complaint sought, among other things, declaratory relief, unspecified monetary damages, interest, restitution, disgorgement, injunctive relief, costs, and attorneys’ fees. On November 16, 2023, the defendants moved to dismiss the Original Complaint on the basis that, among other things, the plaintiff failed to make a pre-suit demand on the Apollo board of directors. On February 9, 2024, the plaintiff filed an amended complaint (the “Amended Complaint”) that adds new factual allegations but names the same defendants, asserts the same causes of action, and seeks the same relief as the Original Complaint. The Amended Complaint alleges that pre-suit demand was futile for the same reasons alleged in the Original Complaint. On April 25, 2024, the defendants moved to dismiss the Amended Complaint. On September 20, 2024, the Court of Chancery denied the defendants’ motion to dismiss. AGM and the defendants filed answers to the Amended Complaint on November 25, 2024.  On October 28, 2024, the AGM board of directors adopted resolutions forming a Special Litigation Committee (the “SLC”) comprising directors whom the board determined to be independent and disinterested. The AGM board of directors delegated to the SLC, among other things, the full and exclusive power and authority of the board to investigate, review and evaluate the facts and circumstances asserted in the litigation and determine whether pursuing the litigation is in the best interests of AGM and its stockholders. Pursuant to an order of the court, all proceedings in the litigation are stayed until May 8, 2025, to allow the SLC to complete its investigation. No reasonable estimate of possible loss, if any, can be made at this time.

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

As previously disclosed, certain of Apollo’s investment adviser subsidiaries received a request for information and documents from the SEC in connection with an industry sweep concerning compliance with record retention requirements relating to business communications sent or received via electronic messaging channels. Apollo reached a settlement with the SEC in January 2025 to resolve this matter, paying a civil monetary penalty of $8.5 million, reflected in general, administrative and other in the consolidated statement of operations for the year ended December 31, 2024. As the SEC acknowledged, before the investigation started, Apollo pursued and began implementing technological solutions to permit its personnel to send and receive text messages and chats in a compliant manner.

Guaranty Association Assessments

Guaranty associations may subject member insurers, including Athene, to assessments that require the insurers to pay funds to cover contractual obligations under insurance policies issued by insurance companies that become impaired or insolvent. The assessments are based on an insurer’s proportionate share of premiums written in that state during a specified one-year or three-year period for lines of business in which the impaired or insolvent insurer engaged, subject to prescribed limits. On December 30, 2022, the North Carolina Wake County Superior Court entered an Order of Liquidation (the “Liquidation

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Order”) against Bankers Life Insurance Company (“BLIC”) and Colorado Bankers Life Insurance Company (“CBLIC”), which was affirmed by the North Carolina Court of Appeals on March 5, 2024. On April 9, 2024, GBIG Holdings, LLC (“GBIG”), the sole shareholder of BLIC and CBLIC, filed a Petition for Discretionary Review requesting the North Carolina Supreme Court review the decision by the North Carolina Court of Appeals to affirm the Liquidation Order. On July 11, 2024, GBIG filed a Motion to Withdraw its Petition for Discretionary Review. Athene is not a party to this litigation. The North Carolina Supreme Court granted the Motion to Withdraw on August 23, 2024, which made the Liquidation Order effective on November 30, 2024. Guaranty associations began levying assessments and we expect those assessments to continue for the foreseeable future. During the year ended December 31, 2024, Athene recorded guaranty association expenses related to the BLIC and CBLIC insolvencies of $152 million, which is net of $11 million that Athene expects to recover through future premium tax credits. As of December 31, 2024, the consolidated statements of financial condition include a liability of $18 million based on the current best estimate of assessments Athene expects to receive related to these insolvencies. The actual amount of assessments levied against Athene in connection with the BLIC and CBLIC insolvencies may vary from this estimate.

20. Statutory Requirements

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

Bermuda Statutory Requirements

ALRe, AARe, Athene Co-Invest Reinsurance Affiliate 1A Ltd. (“ACRA 1A”) and Athene Co-Invest Reinsurance Affiliate 2A Ltd. (“ACRA 2A”) are each licensed by the Bermuda Monetary Authority (the “BMA”) as long-term insurers and are subject to the Insurance Act 1978, as amended (the “Bermuda Insurance Act”) and regulations promulgated thereunder. The BMA implemented the Economic Balance Sheet (the “EBS”) framework into the Bermuda Solvency Capital Requirement (“BSCR”), which was granted equivalence to the European Union’s Directive (2009/138/EC) (“Solvency II”). Amounts reported for Bermuda entities within these statutory disclosures exclude the impact of any deferred taxes on the EBS or statutory bases resulting from the enactment of Bermuda CIT.

Under the Bermuda Insurance Act, long-term insurers are required to maintain minimum statutory capital and surplus to meet the minimum margin of solvency (“MMS”) and minimum economic statutory capital and surplus (EBS capital and surplus) to meet the Enhanced Capital Requirement (“ECR”). For Athene’s Class C reinsurers, ACRA 1A and ACRA 2A, MMS is equal to the greater of $500,000, 1.5% of the total statutory assets or 25% of ECR. For Athene’s Class E reinsurers, ALRe and AARe, MMS is equal to the greater of $8 million, 2% of the first $500 million of statutory assets plus 1.5% of statutory assets above $500 million or 25% of ECR. For each class, the ECR is calculated based on a risk-based capital model where risk factor charges are applied to the EBS. The ECR is floored at the MMS. As of December 31, 2024, Athene’s Bermuda subsidiaries were in excess of the minimum levels required. For Athene’s Bermuda reinsurance subsidiaries, the ECR is the binding regulatory constraint. The following represents the EBS capital and surplus and BSCR ratios:

	December 31,
	2024		2023
(In millions, except percentages)	EBS capital & surplus	BSCR ratio	EBS capital & surplus	BSCR ratio
ALRe	$23,547	420%	$18,245	233%
AARe	27,693	238%	26,647	291%
ACRA 1A	3,866	165%	5,296	219%
ACRA 2A	4,277	176%	3,717	353%

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents the effect of the permitted practices to the statutory financial statements:

	December 31, 2024
(In millions)	ALRe	AARe	ACRA 1A	ACRA 2A
Increase (decrease) to capital and surplus due to permitted practices	$(5)	$6,119	$3,768	$51
Increase (decrease) to statutory net income due to permitted practices	973	(2,695)	54	515

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

	December 31,
(In millions)	2024	2023
ALRe	$10,112	$7,023
AARe	10,207	8,012
ACRA 1A	1,044	1,614
ACRA 2A	877	30

U.S. Statutory Requirements

Athene’s primary regulated U.S. subsidiaries and the corresponding insurance regulatory authorities are as follows:

Subsidiary	Regulatory Authority
AAIA	Iowa Insurance Division
AANY	New York Department of Financial Services
Athene Re USA IV	State of Vermont Department of Financial Regulation

On October 11, 2024, Athene Annuity & Life Assurance Company (“AADE”) merged with and into AAIA, with AAIA as the surviving entity following the receipt of all required regulatory approvals. Prior year amounts relating to AAIA below have been restated to reflect the effect of the merger.
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
The maximum dividend these subsidiaries can pay to stockholders, without prior approval of the respective state insurance department, is subject to restrictions relating to statutory surplus or net gain from operations. The maximum dividend payment over a twelve-month period may not, without prior approval, be paid from a source other than earned surplus and may not exceed the greater of (1) the prior year’s net gain from operations or (2) 10% of prior year’s policyholders’ surplus. Based on these restrictions, the maximum dividend AAIA, and its predecessor by merger AADE, could pay to its parent absent regulatory approval was $0 million as of each of December 31, 2024 and December 31, 2023. Any dividends from AHL’s other U.S. statutory entities in excess of the amounts allowed for AAIA would not be able to be remitted to its parent without regulatory approval from the Iowa Insurance Division.

As of December 31, 2024, Athene’s U.S. subsidiaries’ solvency, liquidity and risk-based capital amounts were significantly in excess of the minimum levels required.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

AAIA

Among the products issued by AAIA are indexed universal life insurance and fixed indexed annuities. These products allow a portion of the premium to earn interest based on certain indices, including the S&P 500 and other bespoke indices. Athene purchases call options, futures and variance swaps to hedge the growth in interest credited to the customer as a direct result of increases in the related index. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for certain derivative instruments, such as call options, purchased to hedge the growth in interest credited to the customer on indexed insurance products and (2) to use an indexed annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero. AAIA has elected to apply this option to its over-the-counter call options and reserve liabilities. As a result, AAIA’s statutory surplus increased by $38 million and decreased by $2 million as of December 31, 2024 and December 31, 2023, respectively.

Athene Re USA IV

AAIA has ceded the AmerUs Closed Block to Athene Re USA IV on a 100% funds withheld basis. A permitted practice in the State of Vermont allows Athene Re USA IV to include as admitted assets the face amount of all issued and outstanding letters of credit used to fund its reinsurance obligations to AAIA in its statutory financial statements. If Athene Re USA IV had not followed this permitted practice, then it would not have exceeded authorized control level risk-based capital requirements. As of December 31, 2024 and December 31, 2023, Athene Re USA IV included as admitted assets $86 million and $96 million, respectively, related to the outstanding letters of credit.

Statutory capital and surplus and net income (loss)

The following table presents, for each of Athene’s primary insurance subsidiaries, the statutory capital and surplus and the statutory net income (loss), based on the most recent statutory financial statements to be filed with insurance regulators:

	Statutory capital & surplus		Statutory net income (loss)
	December 31,		Years ended December 31,
(In millions)	2024	2023	2024	2023	2022
ALRe	$17,623	$14,474	$3,140	$832	$937
AARe	21,049	17,773	2,910	408	1,329
ACRA 1A	4,521	5,092	841	297	(87)
ACRA 2A	4,569	1,952	877	(759)	(2)
AAIA	3,899	3,306	949	(79)	(486)
AANY	318	290	25	(3)	(23)

21. Segments

The Company conducts its business through three reportable segments: (i) Asset Management, (ii) Retirement Services and (iii) Principal Investing. Segment information is utilized by the Company’s chief operating decision maker (“CODM”) to assess performance and to allocate resources. AGM’s CEO is the CODM, who is also solely responsible for decisions related to the allocation of resources on a company-wide basis.

For each segment, the CODM uses the key measure of Segment Income to allocate resources (including employees, financial or capital resources) to that segment in the annual budget and forecasting process. The performance is measured by the Company’s chief operating decision maker on an unconsolidated basis because the chief operating decision maker makes operating decisions and assesses the performance of each of the Company’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the affiliated funds.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following presents financial data for the Company’s reportable segments.

	Years ended December 31,
(In millions)	2024	2023	2022
Asset Management
Management fees[1]	$2,776	$2,480	$2,134
Capital solutions fees and other, net	668	538	414
Fee-related performance fee	208	146	72
Fee-related compensation	(925)	(835)	(754)
Other operating expenses	(664)	(561)	(456)
Fee Related Earnings	2,063	1,768	1,410

Retirement Services
Fixed income and other net investment income	10,805	8,739	5,706
Alternative net investment income	939	864	1,206
Strategic capital management fees	105	72	53
Cost of funds	(7,702)	(5,650)	(3,755)
Other operating expenses	(458)	(481)	(462)
Interest and other financing costs	(465)	(436)	(279)
Spread Related Earnings	3,224	3,108	2,469

Principal Investing
Realized performance fees[2]	921	742	595
Realized investment income	74	(2)	330
Principal investing compensation	(664)	(601)	(585)
Other operating expenses	(60)	(56)	(56)
Principal Investing Income	271	83	284

Segment Income	$5,558	$4,959	$4,163

	Years ended December 31,
(In millions)	2024	2023	2022
Segment Revenue
Asset Management[1]	$3,652	$3,164	$2,620
Retirement Services	11,849	9,675	6,965
Principal Investing[2]	995	740	925
Total Segment Revenue	$16,496	$13,579	$10,510

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Assets	December 31, 2024	December 31, 2023
Asset Management	$2,286	$1,938
Retirement Services	355,683	294,730
Principal Investing	10,473	9,573
Total Assets	$368,442	$306,241

[1] Includes intersegment management fees from Retirement Services of $1,223 million, $955 million and $764 million for the years ended December 31, 2024, 2023 and 2022, respectively.
[2] Includes intersegment realized performance fees from Retirement Services of $30 million and $20 million for the years ended December 31, 2024 and 2023, respectively.

The following presents the reconciliation of Segment Income and Segment Revenue to income (loss) before income tax (provision) benefit and total revenues reported in the consolidated statements of operations:

	Years ended December 31,
(In millions)	2024	2023	2022
Segment Income	$5,558	$4,959	$4,163
Asset Management Adjustments:
Equity-based profit sharing expense and other[1,6]	(321)	(239)	(276)
Equity-based compensation	(308)	(236)	(185)
Special equity-based compensation and other charges	—	(438)	—
Transaction-related charges[2]	(180)	(32)	42
Merger-related transaction and integration costs[3]	(30)	(27)	(70)
Gains (losses) from change in tax receivable agreement liability	42	(13)	(26)
Net income (loss) attributable to non-controlling interests in consolidated entities	1,840	1,556	(1,499)
Unrealized performance fees[6]	264	127	2
Unrealized profit sharing expense[6]	(145)	(179)	(20)
HoldCo interest and other financing costs[4]	(80)	(88)	(122)
Unrealized principal investment (income) loss[6]	(9)	88	(176)
Unrealized net gains (losses) from investment activities and other[6]	30	(26)	144
Retirement Services Adjustments:
Investment gains (losses), net of offsets	217	170	(7,467)
Non-operating change in insurance liabilities and related derivatives[5]	846	182	1,433
Integration, restructuring and other non-operating expenses	(239)	(130)	(133)
Equity-based compensation	(50)	(88)	(56)
Income (loss) before income tax (provision) benefit	$7,435	$5,586	$(4,246)

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

[6] Represents adjustments that primarily impact the Principal Investing segment.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
(In millions)	2024	2023	2022
Segment Revenues	$16,496	$13,579	$10,510
Asset Management Adjustments:
Adjustments related to consolidated funds and VIEs[1]	525	362	(364)
Performance fees[2]	273	126	(2)
Principal investment income (loss)[2]	7	102	(136)
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	479	331	199
Retirement Services Adjustments:
Premiums, product charges, investment related gains (losses) and other retirement services revenue[3]	4,398	15,616	(378)
Change in fair value of reinsurance assets	129	(86)	(333)
Forward points adjustment on FX derivative hedges	(133)	(187)	(125)
Held-for-trading amortization	108	191	228
Reinsurance impacts	223	264	41
ACRA non-controlling interests on net investment earnings	3,864	2,377	1,505
Other retirement services adjustments	(255)	(31)	(177)
Total Revenues	$26,114	$32,644	$10,968

[1] Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

[2] Represents adjustments that primarily impact the Principal Investing segment.
[3] Refer to the consolidated statement of operations for breakout of individual items.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	December 31, 2024	December 31, 2023
Total reportable segment assets	$368,442	$306,241
Adjustments[1]	9,453	7,247
Total assets	$377,895	$313,488

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

Geographic Information

The Company conducts its asset management business primarily in the United States with domestically generated revenues making up 58%, 66% and 57% of total asset management GAAP revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

The table below presents the percentage of total asset management GAAP revenues generated from external customers attributed to the Company’s region of domicile and attributed to all foreign regions which the public entity derives its revenues. Revenues attributed to a geographic region are generally based on the country of domicile of the Apollo funds.

	Years ended December 31,
	2024	2023	2022
Asset Management
Americas	88%	91%	86%
Europe, Middle East and Africa	11	8	12
Asia-Pacific	1	1	2
	100%	100%	100%

The Company conducts its retirement services business through entities domiciled in the U.S. and Bermuda and its retirement services GAAP revenues are similarly generated primarily in the U.S. and Bermuda.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Subsequent Events

Dividends

On February 4, 2025, the Company declared a cash dividend of $0.4625 per share of common stock, which will be paid on February 28, 2025 to holders of record at the close of business on February 18, 2025.

On February 4, 2025, the Company also declared and set aside for payment a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on April 30, 2025 to holders of record at the close of business on April 15, 2025.

Bridge Acquisition

On February 23, 2025, the Company entered into a definitive agreement for Apollo to acquire Bridge Investment Group Holdings Inc. (“Bridge”) in an all-stock transaction. The transaction is expected to close in the third quarter of 2025, subject to customary closing conditions, including approval by a majority of Bridge shareholders, and the receipt of regulatory approvals.

ITEM 8A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,692	$—	$—	$2,692
Restricted cash and cash equivalents	3	—	—	3
Investments	6,558	—	(472)	6,086
Assets of consolidated variable interest entities
Cash and cash equivalents	—	158	—	158
Investments	—	2,962	(156)	2,806
Other assets	—	188	(104)	84
Due from related parties	630	—	(46)	584
Goodwill	264	—	—	264
Other assets	2,579	—	—	2,579
	12,726	3,308	(778)	15,256
Retirement Services
Cash and cash equivalents	12,733	—	—	12,733
Restricted cash and cash equivalents	943	—	—	943
Investments	262,561	—	(278)	262,283
Investments in related parties	44,332	—	(15,448)	28,884
Assets of consolidated variable interest entities
Cash and cash equivalents	—	583	—	583
Investments	1,807	21,722	(105)	23,424
Other assets	12	553	—	565
Reinsurance recoverable	8,194	—	—	8,194
Deferred acquisition costs, deferred sales inducements and value of business acquired	7,173	—	—	7,173
Goodwill	4,063	—	—	4,063
Other assets	13,865	—	(71)	13,794
	355,683	22,858	(15,902)	362,639
Total Assets	$368,409	$26,166	$(16,680)	$377,895

				(Continued)

	December 31, 2024
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,616	$—	$—	$3,616
Due to related parties	834	—	(124)	710
Debt	4,279	—	—	4,279
Liabilities of consolidated variable interest entities
Debt, at fair value	—	123	(123)	—
Other liabilities	—	1,417	(54)	1,363
	8,729	1,540	(301)	9,968
Retirement Services
Interest sensitive contract liabilities	253,637	—	—	253,637
Future policy benefits	49,902	—	—	49,902
Market risk benefits	4,028	—	—	4,028
Debt	6,309	—	—	6,309
Payables for collateral on derivatives and securities to repurchase	11,652	—	—	11,652
Other liabilities	9,789	—	(5)	9,784
Liabilities of consolidated variable interest entities
Other liabilities	30	1,610	(5)	1,635
	335,347	1,610	(10)	336,947
Total Liabilities	344,076	3,150	(311)	346,915
Commitments and Contingencies (note 19)
Redeemable non-controlling interests:
Redeemable non-controlling interests	—	16	—	16
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,287	40	—	15,327
Retained earnings (accumulated deficit)	6,021	16,673	(16,672)	6,022
Accumulated other comprehensive income (loss)	(5,485)	(60)	51	(5,494)
Total AGM Stockholders’ Equity	17,221	16,653	(16,621)	17,253
Non-controlling interests	7,112	6,347	252	13,711
Total Equity	24,333	23,000	(16,369)	30,964
Total Liabilities, Redeemable non-controlling interests and Equity	$368,409	$26,166	$(16,680)	$377,895

				(Concluded)

	December 31, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,748	$—	$—	$2,748
Restricted cash and cash equivalents	2	—	—	2
Investments	5,673	—	(171)	5,502
Assets of consolidated variable interest entities
Cash and cash equivalents	—	62	—	62
Investments	—	1,690	(50)	1,640
Other assets	—	204	(27)	177
Due from related parties	464	—	(15)	449
Goodwill	264	—	—	264
Other assets	2,331	—	—	2,331
	11,482	1,956	(263)	13,175
Retirement Services
Cash and cash equivalents	13,020	—	—	13,020
Restricted cash and cash equivalents	1,761	—	—	1,761
Investments	213,099	—	—	213,099
Investments in related parties	39,194	—	(13,352)	25,842
Assets of consolidated variable interest entities
Cash and cash equivalents	—	98	—	98
Investments	1,453	18,886	(107)	20,232
Other assets	9	101	—	110
Reinsurance recoverable	4,154	—	—	4,154
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,979	—	—	5,979
Goodwill	4,065	—	—	4,065
Other assets	11,996	—	(43)	11,953
	294,730	19,085	(13,502)	300,313
Total Assets	$306,212	$21,041	$(13,765)	$313,488

				(Continued)

	December 31, 2023
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,333	$5	$—	$3,338
Due to related parties	897	—	(27)	870
Debt	3,883	—	—	3,883
Liabilities of consolidated variable interest entities
Other liabilities	—	1,145	—	1,145
	8,113	1,150	(27)	9,236
Retirement Services
Interest sensitive contract liabilities	204,670	—	—	204,670
Future policy benefits	53,287	—	—	53,287
Market risk benefits	3,751	—	—	3,751
Debt	4,209	—	—	4,209
Payables for collateral on derivatives and securities to repurchase	7,536	—	—	7,536
Other liabilities	4,456	—	—	4,456
Liabilities of consolidated variable interest entities
Other liabilities	38	1,076	(16)	1,098
	277,947	1,076	(16)	279,007
Total Liabilities	286,060	2,226	(43)	288,243
Commitments and Contingencies (note 19)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	12	—	12
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,282	(34)	1	15,249
Retained earnings (accumulated deficit)	2,948	13,693	(13,669)	2,972
Accumulated other comprehensive income (loss)	(5,575)	(19)	19	(5,575)
Total AGM Stockholders’ Equity	14,053	13,640	(13,649)	14,044
Non-controlling interests	6,099	5,163	(73)	11,189
Total Equity	20,152	18,803	(13,722)	25,233
Total Liabilities, Redeemable non-controlling interests and Equity	$306,212	$21,041	$(13,765)	$313,488

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

Changes in internal control over financial reporting

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

Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2024 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Apollo’s financial statements included in this report and issued its report on the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2024, which is included herein.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AGM adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024 (“2025 Proxy Statement”) under the captions “Board of Directors,” “Corporate Governance,” “Proposal 1—Election of Directors”, “Executive Officers” and “Insider Trading Policy for Employees, Officers and Directors.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2025 Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management.” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2025 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2025 Proxy Statement under the caption “Proposal 2—Ratification of Appointment of Accountants.”

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Statements of Financial Condition

(In millions, except share data)	As of December 31, 2024	As of December 31, 2023
Assets
Cash	$657	$987
Investments	19,124	13,736
Due from subsidiaries	148	431
Goodwill	1	1
Other assets	355	398
Total Assets	$20,285	$15,553
Liabilities and Equity
Liabilities
Accounts payable, accrued expenses, and other liabilities	$234	$84
Due to subsidiaries	487	350
Debt	2,311	1,075
Total Liabilities	$3,032	$1,509
Equity
Mandatory Convertible Preferred Stock, 28,749,765 and 28,750,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,398	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 565,738,933 and 567,762,932 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	15,327	15,249
Retained earnings (accumulated deficit)	6,022	2,972
Accumulated other comprehensive income (loss)	(5,494)	(5,575)
Total Equity	17,253	14,044
Total Liabilities and Equity	$20,285	$15,553

See accompanying notes to condensed financial information of registrant (parent company only)

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Statements of Operations

	Years ended December 31,
(In millions)	2024	2023	2022
Revenues
Investment income (loss)	$4,932	$4,646	$(2,250)
Total Revenues	4,932	4,646	(2,250)
Expenses
Interest expense	128	27	2
General, administrative and other	32	26	33
Total Expenses	160	53	35
Other income (loss)
Other income (loss), net	13	41	11
Total Other income (loss)	13	41	11
Income (loss) before income tax (provision) benefit	4,785	4,634	(2,274)
Income tax (provision) benefit	(208)	413	313
Net income (loss) attributable to Apollo Global Management, Inc.	4,577	5,047	(1,961)
Preferred stock dividends	(97)	(46)	—
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$4,480	$5,001	$(1,961)

See accompanying notes to condensed financial information of registrant (parent company only)

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Statements of Cash Flows

	Years ended December 31,
(In millions)	2024	2023	2022
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(23)	$(63)	$36
Cash Flows from Investing Activities
Contributions to subsidiaries	$(71)	$(1,250)	$—
Distributions from subsidiaries	453	1,166	2,016
Due from subsidiaries, net	209	147	(579)
Net cash provided by investing activities	$591	$63	$1,437
Cash Flows from Financing Activities
Preferred stock dividends	$(97)	$(22)	$—
Common stock dividends	(1,092)	(1,012)	(916)
Issuance of debt	1,250	1,100	—
Payment of debt issuance cost	(17)	(25)	—
Issuance of Mandatory Convertible Preferred stock, net of issuance costs	—	1,398	—
Repurchase of common stock	(890)	(561)	(635)
Due to subsidiaries, net	(52)	109	78
Net cash provided by (used in) financing activities	$(898)	$987	$(1,473)
Net Increase (Decrease) in Cash and Cash Equivalents	(330)	987	—
Cash and Cash Equivalents, Beginning of Period	987	—	—
Cash and Cash Equivalents, End of Period	$657	$987	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$37	$37	$55
Cash paid for interest	100	14	—

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

For purposes of these condensed financial statements, AGM’s wholly owned and majority owned subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in subsidiaries are recorded on the condensed statements of financial condition. The income from subsidiaries is reported on a net basis as equity earnings of subsidiaries on the condensed statements of operations.

2. Intercompany Transactions

Unsecured Revolving Notes Receivable – AGM has unsecured revolving notes receivable from its subsidiaries Apollo Asset Management (“AAM”) and Athene Holding Ltd. (“AHL”). The note from AAM accrues interest at a rate per annum equal to the U.S. short-term federal rate applicable at the time the proceeds are loaned and the balance is due at AGM’s request. The note from AAM had an outstanding net receivable balance of $121 million and $431 million as of December 31, 2024 and 2023, respectively. The note from AHL has a borrowing capacity of $500 million. Interest accrues at a rate per annum, equal to the U.S. mid-term applicable federal rate, and the balance is due on December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note from AHL as of December 31, 2024 and 2023.

Unsecured Revolving Note Payable – In addition to the unsecured revolving notes receivable described above, AGM has an unsecured revolving note payable to its subsidiary AHL. The note to AHL has a borrowing capacity of $500 million. Interest accrues at a rate per annum, equal to the U.S. mid-term applicable federal rate, and the balance is due on December 13, 2025, or earlier at AHL’s request. The note had an outstanding balance of $142 million and $109 million as of December 31, 2024 and 2023, respectively.

3. Dividends

During the years ended December 31, 2024, 2023 and 2022, AGM received $452 million, $1,082 million and $1,897 million, respectively, of dividends from its subsidiaries. See note 20 – “Statutory Requirements” to the consolidated financial statements for additional information on subsidiary dividend restrictions.

4. Debt and Guarantees

See note 14 – “Debt” and note 19 – “Commitments and Contingencies” to the consolidated financial statements for additional information on the Company’s debt and guarantees.

5. Equity

See note 16 – “Equity” to the consolidated financial statements for additional information on the Company’s 6.75% Series A Mandatory Convertible Preferred Stock.

APOLLO GLOBAL MANAGEMENT, INC.
Schedule II—Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Assumed through acquisitions	Deductions	Balance at end of year
Reserves deducted from assets to which they apply
Year ended December 31, 2024
Valuation allowance on deferred tax assets	33	42	—	—	75
Year ended December 31, 2023
Valuation allowance on deferred tax assets	105	156	—	(228)	33
Year ended December 31, 2022
Valuation allowance on deferred tax assets	—	53	66	(14)	105

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

4.9
Form of 6.000% Fixed-Rate Resettable Junior Subordinated Notes due 2054 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on October 10, 2024 (File No. 001-41197), which is incorporated by reference).

4.10	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*4.11	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

*+10.13
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

*+10.22
Form of Notice of Cash Incentive Income Performance-based Restricted Share Unit Award and Cash Incentive Income Performance-based Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

+10.23
Form of Notice of Director Restricted Share Unit Award and Director Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (Deferred Restricted Share Units) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2024 (File No. 001-41197).

+10.24
Form of Notice of Director Restricted Share Unit Award and Director Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (Non-Deferred Restricted Share Units) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2024 (File No. 001-41197).

+10.25
Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

+10.26
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

+10.33
Restricted Share Unit Award Agreement with James Zelter, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.46 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.34
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

+10.36
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

+10.38	Roll-Up Agreement with James Zelter, dated as of July 13, 2007 (incorporated by reference to Exhibit 10.30 to Apollo Asset Management, Inc.’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.39
Amendment to Roll-Up Agreement with James Zelter, dated July 29, 2020 (incorporated by reference to Exhibit 10.4 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.40
Amendment to Roll-Up Agreement with James Zelter, dated as of January 1, 2022 (incorporated by reference to Exhibit 10.54 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

+10.41
Amended and Restated Employment Agreement, dated as of June 16, 2022, between Athene Holding Ltd. and James R. Belardi (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2022 (File No. 001-41197)).

+10.42
Third Amended and Restated Limited Partnership Agreement of Apollo Advisors VII, L.P. dated as of July 1, 2008 and effective as of August 30, 2007 (incorporated by reference to Exhibit 10.42 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.43
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors I, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.43 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.44
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors II, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.44 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.45
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.56 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.46
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.57 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.47
Amended and Restated Agreement of Limited Partnership of Apollo Global Carry Pool Aggregator, L.P., dated May 4, 2017 and effective as of July 1, 2016 (incorporated by reference to Exhibit 10.61 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.48
Form of Award Agreement for Apollo Global Carry Pool Aggregator, L.P. (incorporated by reference to Exhibit 10.62 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.49
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.63 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

+10.50
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.64 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

+10.51
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

+10.53
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Advisors IX, L.P., dated August 8, 2018 and effective as of June 29, 2018 (incorporated by reference to Exhibit 10.70 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.54
Form of Award Letter for Apollo Advisors IX, L.P. (incorporated by reference to Exhibit 10.71 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.55
Amended and Restated Limited Partnership Agreement of Apollo Special Situations Advisors, L.P., dated as of February 15, 2017 and effective as of March 18, 2016 (incorporated by reference to Exhibit 10.80 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107).

+10.56
Amended and Restated Agreement of Exempted Limited Partnership of Apollo Global Carry Pool Aggregator III, L.P., dated June 29, 2020 (incorporated by reference to Exhibit 10.6 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.57
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

+10.59
Amended and Restated Exempted Limited Partnership Agreement of Apollo Infra Equity Advisors (APO DC UT), L.P., dated as of February 25, 2020 and effective as of January 1, 2020 (incorporated by reference to Exhibit 10.106 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.60
Form of Award Agreement for Apollo Infra Equity Advisors (APO DC UT), L.P. and Apollo Infra Equity Advisors (IH UT), L.P (incorporated by reference to Exhibit 10.107 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.61
Amended and Restated Exempted Limited Partnership Agreement of Apollo Global Carry Pool Aggregator IV, L.P., dated January 28, 2021 (incorporated by reference to Exhibit 10.4 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2021 (File No. 001-35107)).

+10.62
Form of Award Agreement for Apollo Global Carry Pool Aggregator IV, L.P. (incorporated by reference to Exhibit 10.5 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2021 (File No. 001-35107)).

†+10.63	Apollo Supplemental Partner Program Plan Document (incorporated by reference to Exhibit 10.7 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107)).

†+10.64
Form of Apollo Supplemental Partner Program Plan Award Letter (incorporated by reference to Exhibit 10.8 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107)).

+10.65	Form of ADIP (Athene) Carry Plan, L.P. Award Letter (incorporated by reference to Exhibit 10.1 to Athene Holding Ltd.’s Form 10-Q for the period ended September 30, 2020 (File No. 001-37963)).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

10.66	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

10.67	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

10.68
Stockholders Agreement, dated as of January 1, 2022, among Apollo Global Management, Inc., Leon D. Black, Marc J. Rowan, Joshua J. Harris and the other persons party thereto (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

10.69
Registration Rights Agreement, dated as of January 1, 2022, among Apollo Global Management, Inc., Scott M. Kleinman, James C. Zelter and the other persons party thereto (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

10.70
Exchange Implementation Agreement, dated December 31, 2021, by and among Apollo Global Management, Inc. and certain other persons and certain holders of Apollo Operating Group (incorporated by reference to Exhibit 10.106 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 filed on February 25, 2022 (File No. 001-35107)).

10.71
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

10.72
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

10.73
Waiver to Amended and Restated Tax Receivable Agreement, dated May 2, 2022 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

†10.74
Revolving Credit Facility, among ACMP Holdings, LLC, Apollo Capital Markets Management, L.P., Sumitomo Mitsui Banking Corporation, Mizuho Bank Ltd. and the lenders from time to time party thereto, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 7, 2022 (File No. 001-41197)).

10.75
Second Amended and Restated Agreement of Exempted Limited Partnership of AISG Holdings LP, dated June 16, 2022 and effective as of January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2022 (File No. 001-41197)).

+10.76
Employment Agreement with John Suydam, dated July 19, 2017 (incorporated by reference to Exhibit 10.38 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended September 30, 2017 (File No. 001-35107)).

+10.77
Letter Agreement with John Suydam, dated November 7, 2018 (incorporated by reference to Exhibit 10.41 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107)).

+10.78
Amendment to the Employment Agreement of John Suydam originally effective July 19, 2017, dated as of December 20, 2019 (incorporated by reference to Exhibit 10.53 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2019 (File No. 001-35107)).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

+10.79
Amendment to the Employment Agreement of John Suydam originally effective July 19, 2017 and as amended as of December 20, 2019, dated December 5, 2023 (incorporated by reference to Exhibit 10.76 to the Registrant’s Form 10-K for the period ended December 31, 2023 (File No. 001-41197).

†+10.80	Form of Apollo Carry Award (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2023 (File No. 001-41197)).

†+10.81	Accord+ Notional Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended March 31, 2023 (File No. 001-41197)).

+10.82
Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors IV, L.P., dated March 27, 2023 and effective as of December 31, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended March 31, 2023 (File No. 001-41197)).

+10.83
Amended and Restated Exempted Limited Partnership Agreement of Apollo Infrastructure Opportunities Advisors II, L.P., dated February 10, 2022 and effective as of July 10, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended March 31, 2023 (File No. 001-41197)).

+10.84
Amended and Restated Exempted Limited Partnership Agreement of Apollo Hybrid Value Advisors II, L.P., dated March 31, 2022 and effective as of September 29, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended March 31, 2023 (File No. 001-41197)).

†+10.85	Form of Apollo Carry Award (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2024 (File No. 001-41197)).

+10.86
Amended and Restated Exempted Limited Partnership Agreement of Apollo Advisors X, L.P., dated as of August 18, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended March 31, 2024 (File No. 001-41197)).

+10.87	Form of Award Letter for Apollo Advisors X, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended March 31, 2024 (File No. 001-41197)).

+10.88
Second Amended and Restated Exempted Limited Partnership Agreement of Apollo ADIP Advisors, L.P., dated as of June 12, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended March 31, 2024 (File No. 001-41197)).

*19.1	Insider Trading Policy.

*21.1	Subsidiaries of Apollo Global Management, Inc.

*22.1	List of Subsidiary Guarantors.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Apollo Global Management, Inc. Statutory Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K for the period ended December 31, 2023 (File No. 001-41197).

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; (iv) the Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) the Notes to the Consolidated Financial Statements.

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

Apollo Global Management, Inc.
(Registrant)

Date: February 24, 2025	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Marc Rowan	Chief Executive Officer and Director	February 24, 2025
Marc Rowan	(principal executive officer)

/s/ Martin Kelly	Chief Financial Officer	February 24, 2025
Martin Kelly	(principal financial officer)

/s/ Louis-Jacques Tanguy	Chief Accounting Officer	February 24, 2025
Louis-Jacques Tanguy	(principal accounting officer)

/s/ James Belardi	Director	February 24, 2025
James Belardi	CEO of AHL

/s/ Scott Kleinman	Director	February 24, 2025
Scott Kleinman	Co-President of AAM

/s/ James Zelter	Director	February 24, 2025
James Zelter	President

/s/ Walter (Jay) Clayton	Independent Chair and Director	February 24, 2025
Walter (Jay) Clayton

/s/ Marc Beilinson	Director	February 24, 2025
Marc Beilinson

/s/ Jessica Bibliowicz	Director	February 24, 2025
Jessica Bibliowicz

/s/ Michael Ducey	Director	February 24, 2025
Michael Ducey

/s/ Kerry Murphy Healey	Director	February 24, 2025
Kerry Murphy Healey

/s/ Mitra Hormozi	Director	February 24, 2025
Mitra Hormozi

/s/ Pamela Joyner	Director	February 24, 2025
Pamela Joyner

/s/ AB Krongard	Director	February 24, 2025
AB Krongard

/s/ Pauline Richards	Director	February 24, 2025
Pauline Richards

/s/ David Simon	Director	February 24, 2025
David Simon

/s/ Lynn Swann	Director	February 24, 2025
Lynn Swann

/s/ Patrick Toomey	Director	February 24, 2025
Patrick Toomey