Form 10-Q
period 2025-03-31
Apollo Global Management, Inc.
filed 2025-05-07
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2025, there were 571,494,234 shares of the registrant’s common stock outstanding.

Forward-Looking Statements

This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to inflation, interest rate fluctuations and market conditions generally, international trade barriers, domestic or international political developments and other geopolitical events, including geopolitical tensions and hostilities, the impact of energy market dislocation, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, the accuracy of management’s assumptions and estimates, our dependence on certain key personnel, our use of leverage to finance our businesses and investments by the funds we manage, Athene’s ability to maintain or improve financial strength ratings, the impact of Athene’s reinsurers failing to meet their assumed obligations, Athene’s ability to manage its business in a highly regulated industry, changes in our regulatory environment and tax status, and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 24, 2025 (the “2024 Annual Report”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc. prior to the Mergers.)
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord+ II	Apollo Accord+ II Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles

Accord VI	Apollo Accord Fund VI, L.P., together with its parallel funds and alternative investment vehicles
Accord Funds	Accord I, Accord II, Accord III, Accord III B, Accord IV, Accord V and Accord VI
Accord+ Funds	Accord+ and Accord+ II
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP II	Apollo/Athene Dedicated Investment Program II, L.P., a fund managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
Adjusted Net Income Shares Outstanding, or ANI Shares Outstanding	Consists of total shares of common stock outstanding, RSUs that participate in dividends, and shares of common stock assumed to be issuable upon the conversion of the shares of Mandatory Convertible Preferred Stock
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC
AFS	Available-for-sale
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AIOF III	Apollo Infrastructure Opportunities Fund III, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds and VIEs, adjusted for reinsurance impacts and to include Athene's proportionate share of ACRA alternative investments based on its economic ownership
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo DAF	The donor-advised fund established by Apollo
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
ARI	Apollo Commercial Real Estate Finance, Inc.
ARIS	Apollo Realty Income Solutions, Inc.

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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
Athene	Athene Holding Ltd. (“Athene Holding” or “AHL”, together with its subsidiaries, “Athene”), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary ISG, provides asset management and advisory services.
Athora	Athora Holding, Ltd. (“Athora Holding”, together with its subsidiaries, “Athora”), a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). Apollo, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.
Atlas	An equity investment of AAA and refers to certain subsidiaries of Atlas Securitized Products Holdings LP
AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
AUSA	Athene USA Corporation
Bermuda capital	The capital of Athene's non-U.S. reinsurance subsidiaries as reported in the Bermuda statutory financial statements and applying U.S. statutory accounting principles for policyholder reserve liabilities which are subjected to U.S. cash flow testing requirements, excluding certain items that do not exist under Athene's applicable Bermuda requirements, such as interest maintenance reserves. There are certain Bermuda statutory accounting differences, primarily (1) marking to market of inception date investment gains or losses relating to reinsurance transactions and (2) admission of certain deferred tax assets, that may from time to time result in material differences from the calculation of statutory capital under U.S. statutory accounting principles.
Bermuda RBC	The risk-based capital ratio of Athene’s non-U.S. reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis, excluding U.S. subsidiaries which are included within Athene’s U.S. RBC Ratio.
BMA	Bermuda Monetary Authority

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

CDO	Collateralized debt obligation
Class A shares	Class A common stock, $0.00001 par value per share, of AAM prior to the Mergers.
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned AOG units.
Consolidated RBC	The consolidated risk-based capital ratio of Athene’s non-U.S. reinsurance and U.S. insurance subsidiaries calculated by aggregating U.S. RBC and Bermuda RBC.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to Athene's fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the non-controlling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. Athene includes the costs related to business added through assumed reinsurance transactions but excludes the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Credit Strategies	Apollo Credit Strategies Master Fund Ltd., together with its feeder funds
CS	Credit Suisse AG
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
DSI	Deferred sales inducement
EPF Funds	Apollo European Principal Finance Fund, L.P., Apollo European Principal Finance Fund II (Dollar A), L.P., EPF III, and EPF IV, together with their parallel funds and alternative investment vehicles
EPF III	Apollo European Principal Finance Fund III (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
EPF IV	Apollo European Principal Finance Fund IV (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FASB	Financial Accounting Standards Board
FCI Funds	Financial Credit Investment I, L.P., Financial Credit Investment II, L.P., together with its feeder funds, Financial Credit Investment Fund III L.P., and Financial Credit Investment IV, L.P., together with its feeder funds
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.

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

FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Former Managing Partners	Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or AP Professional Holdings, L.P. includes certain related parties of such individuals
Freedom Parent Holdings	Freedom Parent Holdings, L.P.
GDP	Gross Domestic Product
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2025 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on March 31, 2025 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the credit and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Mergers	Completion of the previously announced merger transactions pursuant to the Merger Agreement

Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap Financial	MidCap FinCo LLC, together with its subsidiaries
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the condensed consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the investments supporting assumed funds withheld and modco agreements and excludes the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the non-controlling interests.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the non-controlling interests, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	Represent Athene's policyholder liability obligations net of reinsurance and used to analyze the costs of its liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the non-controlling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.

Non-Fee-Generating AUM	AUM that does not produce management fees or monitoring fees. This measure generally includes the following:
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of March 31, 2025	As of December 31, 2024
Assets
Asset Management
Cash and cash equivalents	$1,871	$2,692
Restricted cash and cash equivalents	3	3
Investments	6,591	6,086
Assets of consolidated variable interest entities
Cash and cash equivalents	231	158
Investments	1,873	2,806
Other assets	264	84
Due from related parties	634	584
Goodwill	264	264
Other assets	2,677	2,579
	14,408	15,256
Retirement Services
Cash and cash equivalents	11,023	12,733
Restricted cash and cash equivalents	2,210	943
Investments	278,323	262,283
Investments in related parties	29,834	28,884
Assets of consolidated variable interest entities
Cash and cash equivalents	175	583
Investments	24,653	23,424
Other assets	362	565
Reinsurance recoverable	8,790	8,194
Deferred acquisition costs, deferred sales inducements and value of business acquired	7,606	7,173
Goodwill	4,067	4,063
Other assets	13,594	13,794
	380,637	362,639
Total Assets	$395,045	$377,895

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of March 31, 2025	As of December 31, 2024
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,773	$3,616
Due to related parties	708	710
Debt	4,280	4,279
Liabilities of consolidated variable interest entities
Other liabilities	785	1,363
	9,546	9,968
Retirement Services
Interest sensitive contract liabilities	273,439	253,637
Future policy benefits	49,897	49,902
Market risk benefits	4,362	4,028
Debt	6,301	6,309
Payables for collateral on derivatives and securities to repurchase	7,253	11,652
Other liabilities	10,355	9,784
Liabilities of consolidated variable interest entities
Other liabilities	1,548	1,635
	353,155	336,947
Total Liabilities	362,701	346,915
Commitments and Contingencies (note 16)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	16
Equity
Mandatory Convertible Preferred Stock, 28,749,765 and 28,749,765 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,398	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 570,432,275 and 565,738,933 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	15,527	15,327
Retained earnings (accumulated deficit)	5,634	6,022
Accumulated other comprehensive income (loss)	(4,583)	(5,494)
Total Apollo Global Management, Inc. Stockholders’ Equity	17,976	17,253
Non-controlling interests	14,368	13,711
Total Equity	32,344	30,964
Total Liabilities, Redeemable non-controlling interests and Equity	$395,045	$377,895

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(In millions, except per share data)	2025	2024
Revenues
Asset Management
Management fees	$508	$438
Advisory and transaction fees, net	195	169
Investment income (loss)	303	402
Incentive fees	40	26
	1,046	1,035
Retirement Services
Premiums	127	101
Product charges	265	238
Net investment income	4,341	3,576
Investment related gains (losses)	(828)	1,677
Revenues of consolidated variable interest entities	592	411
Other revenues	5	2
	4,502	6,005
Total Revenues	5,548	7,040
Expenses
Asset Management
Compensation and benefits	745	667
Interest expense	60	51
General, administrative and other	308	240
	1,113	958
Retirement Services
Interest sensitive contract benefits	1,494	2,884
Future policy and other policy benefits	541	543
Market risk benefits remeasurement (gains) losses	385	(154)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	267	207
Policy and other operating expenses	542	453
	3,229	3,933
Total Expenses	4,342	4,891
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(18)	39
Net gains (losses) from investment activities of consolidated variable interest entities	211	25
Other income (loss), net	(218)	(26)
Total Other income (loss)	(25)	38
Income (loss) before income tax (provision) benefit	1,181	2,187
Income tax (provision) benefit	(243)	(422)
Net income (loss)	938	1,765
Net (income) loss attributable to non-controlling interests	(496)	(338)
Net income (loss) attributable to Apollo Global Management, Inc.	442	1,427
Preferred stock dividends	(24)	(24)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$418	$1,403

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$0.68	$2.31
Net income (loss) attributable to common stockholders - Diluted	$0.68	$2.28
Weighted average shares outstanding – Basic	587.3	588.1
Weighted average shares outstanding – Diluted	593.0	605.4

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
(In millions)	2025	2024
Net income (loss)	$938	$1,765
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	1,492	(738)
Unrealized gains (losses) on hedging instruments	229	(76)
Remeasurement gains (losses) on future policy benefits related to discount rate	(528)	803
Remeasurement gains (losses) on market risk benefits related to credit risk	116	(28)
Foreign currency translation and other adjustments	63	(32)
Other comprehensive income (loss), before tax	1,372	(71)
Income tax expense (benefit) related to other comprehensive income (loss)	273	(4)
Other comprehensive income (loss)	1,099	(67)
Comprehensive income (loss)	2,037	1,698
Comprehensive (income) loss attributable to non-controlling interests	(684)	(336)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$1,353	$1,362

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three months ended March 31, 2024
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2024	567,762,932	$1,398	$15,249	$2,972	$(5,575)	$14,044	$11,189	$25,233
Other changes in equity of non-controlling interests	—	—	—	—	—	—	1	1
Accretion of redeemable non-controlling interests	—	—	(1)	—	—	(1)	—	(1)
Capital increase related to equity-based compensation	—	—	163	—	—	163	—	163
Capital contributions	—	—	—	—	—	—	1,006	1,006
Dividends/distributions	—	(24)	—	(259)	—	(283)	(316)	(599)
Payments related to issuances of common stock for equity-based awards	3,306,526	—	8	(254)	—	(246)	—	(246)
Repurchase of common stock	(2,337,000)	—	(260)	—	—	(260)	—	(260)
Stock option exercises	271,464	—	8	—	—	8	—	8
Net income (loss)	—	24	—	1,403	—	1,427	338	1,765
Other comprehensive income (loss)	—	—	—	—	(65)	(65)	(2)	(67)
Balance at March 31, 2024	569,003,922	$1,398	$15,167	$3,862	$(5,640)	$14,787	$12,216	$27,003

	For the three months ended March 31, 2025
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2025	565,738,933	$1,398	$15,327	$6,022	$(5,494)	$17,253	$13,711	$30,964
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(442)	(442)
Issuance of warrants	—	—	54	—	—	54	—	54
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(5)	(5)
Issuance of common stock related to equity transactions	540,177	—	—	—	—	—	—	—
Accretion of redeemable non-controlling interests	—	—	5	—	—	5	—	5
Issuance of common stock to donor-advised fund	1,213,003	—	200	—	—	200	—	200
Capital increase related to equity-based compensation	—	—	128	—	—	128	—	128
Capital contributions	—	—	—	—	—	—	636	636
Dividends/distributions	—	(24)	—	(278)	—	(302)	(216)	(518)
Payments related to issuances of common stock for equity-based awards	4,332,162	—	6	(528)	—	(522)	—	(522)
Repurchase of common stock	(1,392,000)	—	(193)	—	—	(193)	—	(193)
Net income (loss)	—	24	—	418	—	442	496	938
Other comprehensive income (loss)	—	—	—	—	911	911	188	1,099
Balance at March 31, 2025	570,432,275	$1,398	$15,527	$5,634	$(4,583)	$17,976	$14,368	$32,344

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(In millions)	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$938	$1,765
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	149	189
Net investment income	(370)	(416)
Net recognized (gains) losses on investments and derivatives	306	(2,094)
Depreciation and amortization	308	238
Net amortization (accretion) of net investment premiums, discount and other	(42)	(5)
Policy acquisition costs deferred	(515)	(459)
Other non-cash amounts included in net income (loss), net	300	72
Changes in consolidation	(23)	—
Changes in operating assets and liabilities:
Purchases of investments by funds and VIEs	(871)	(1,521)
Proceeds from sale of investments by funds and VIEs	1,191	879
Interest sensitive contract liabilities	519	2,132
Future policy benefits, market risk benefits and reinsurance recoverable	(289)	(671)
Other assets and liabilities, net	(589)	(39)
Net cash provided by operating activities	$1,012	$70
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	$(1,336)	$(634)
Purchases of available-for-sale securities	(24,317)	(18,464)
Purchases of mortgage loans	(9,013)	(5,714)
Purchases of investment funds	(714)	(612)
Purchases of U.S. Treasury securities	(444)	—
Purchases of derivatives instruments and other investments	(942)	(857)
Sales, maturities and repayments of investments and distributions from equity method investments	18,976	9,601
Other investing activities, net	902	295
Net cash used in investing activities	$(16,888)	$(16,385)
Cash Flows from Financing Activities
Issuance of debt	$294	$2,827
Repayment of debt	(818)	(524)
Repurchase of common stock	(193)	(260)
Common stock dividends	(278)	(259)
Preferred stock dividends	(24)	(24)
Distributions paid to non-controlling interests	(210)	(305)
Contributions from non-controlling interests	607	1,001
Deposits on investment-type policies and contracts	25,306	20,803
Withdrawals on investment-type policies and contracts	(5,248)	(4,786)
Net change in cash collateral posted for derivative transactions and securities to repurchase	(4,399)	611
Other financing activities, net	(763)	(742)
Net cash provided by financing activities	$14,274	$18,342
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Net increase (decrease) in cash and cash equivalents, restricted cash and cash held at consolidated variable interest entities	(1,599)	2,025
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, beginning of period	17,112	17,691
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, end of period	$15,513	$19,716

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(In millions)	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$310	$338
Cash paid for interest	321	167
Non-cash transactions
Non-cash investing activities
Retirement Services
Investments received from settlements on reinsurance agreements	—	48
Non-cash financing activities
Asset Management and Other
Capital increases related to equity-based compensation	121	153
Issuance of warrants	54	—
Issuance of restricted shares	6	9
Issuance of common stock to donor-advise fund	200	—
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	(483)	(1,062)
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	1,761	1,998
Distributions to non-controlling interests	—	11
Supplemental Disclosure of Cash Flow Information of Consolidated VIEs
Cash Flows from Operating Activities
Purchases of investments - Asset Management	(871)	(1,521)
Proceeds from sale of investments - Asset Management	1,191	879
Cash Flows from Investing Activities
Purchases of investments - Retirement Services	(1,399)	(589)
Proceeds from sale of investments - Retirement Services	938	117
Cash Flows from Financing Activities
Issuance of debt	294	1,258
Principal repayment of debt	(818)	(499)
Distributions paid to non-controlling interests	(69)	(5)
Contributions from non-controlling interests	604	593
Other financing activities, net	(187)	—
Changes in Consolidation
Investments, at fair value	(549)	1
Other assets	(14)	—
Notes payable	—	(2)
Other liabilities	88	—
Non-controlling interest	442	1
Equity	56	—
Reconciliation of cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities to the condensed consolidated Statements of Financial Condition:

Cash and cash equivalents	$12,894	$17,723
Restricted cash and cash equivalents	2,213	1,577
Cash and cash equivalents held at consolidated variable interest entities	406	416
Total cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	$15,513	$19,716

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

Bridge Acquisition

On February 23, 2025, the Company entered into a definitive agreement for Apollo to acquire Bridge Investment Group Holdings Inc. (“Bridge”) in an all-stock transaction. The transaction is expected to close in the second half of 2025, subject to customary closing conditions and the receipt of regulatory approvals.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information and the SEC’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Certain disclosures included in the annual audited financial statements have been condensed or omitted as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements included in the 2024 Annual Report.

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

Deferred Revenue

Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the condensed consolidated statements of financial condition. There was $79 million of revenue recognized during the three months ended March 31, 2025 that was previously deferred as of January 1, 2025.

Recently Issued Accounting Pronouncements

Income Taxes—Improvements to Income Tax Disclosures (ASU 2023-09)

In December 2023, the FASB made amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The guidance is mandatorily effective for the Company for annual periods beginning in 2025. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

Business Combinations – Joint Venture Formations (ASU 2023-05)

In August 2023, the FASB issued amendments to address how a joint venture initially recognizes and measures contributions received at its formation date. The amendments require a joint venture to apply a new basis of accounting upon formation and to initially recognize its assets and liabilities at fair value.

The Company adopted the guidance on January 1, 2025, and there was no impact on the condensed consolidated financial statements upon adoption.

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

The Company adopted the guidance on January 1, 2025, and there was no impact on the condensed consolidated financial statements upon adoption.

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

The Company adopted the guidance on January 1, 2025, and there was no impact on the condensed consolidated financial statements upon adoption.

Segment Reporting – Improvements to Reporting Segment Disclosures (ASU 2023-07)

In November 2023, the FASB issued guidance to incrementally add disclosures for public entities’ reporting segments including significant segment expenses and other segment items.

The Company adopted the guidance for the annual reporting period ended December 31, 2024, and in interim periods beginning January 1, 2025. Refer to Note 17, Segments, for the expanded disclosures.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. Investments

The following table outlines the Company’s investments:

(In millions)	March 31, 2025	December 31, 2024
Asset Management
Investments, at fair value	$1,546	$1,384
Equity method investments	1,127	1,082
Performance allocations	3,112	3,262
U.S. Treasury securities, at fair value	448	—
Other investments	358	358
Total Investments – Asset Management	6,591	6,086
Retirement Services
AFS securities, at fair value	$196,541	$184,167
Trading securities, at fair value	2,543	2,156
Equity securities, at fair value	1,299	1,524
Mortgage loans, at fair value	72,212	64,536
Investment funds	2,039	1,960
Policy loans	313	318
Funds withheld at interest	22,670	23,916
Derivative assets	6,153	8,154
Short-term investments	1,036	1,190
Other investments	3,351	3,246
Total Investments, including related parties – Retirement Services	308,157	291,167
Total Investments	$314,748	$297,253

Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended March 31,
(In millions)	2025	2024
Realized gains (losses) on sales of investments, net	$(9)	$1
Net change in unrealized gains (losses) due to changes in fair value	(9)	38
Net gains (losses) from investment activities	$(18)	$39

Performance Allocations

Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2025	$3,262
Change in fair value of funds	245
Fund distributions to the Company	(395)
Performance allocations, March 31, 2025	$3,112

The change in fair value of funds excludes the general partner obligation to return previously distributed performance allocations, which is recorded in due to related parties in the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The timing of the payment of performance allocations due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, performance allocations with respect to the equity funds and certain credit funds we manage are payable and are distributed to the fund’s general partner upon realization of an investment if the fund’s cumulative returns are in excess of the preferred return.

Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	March 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$10,503	$—	$60	$(1,088)	$9,475
U.S. state, municipal and political subdivisions	1,100	—	—	(226)	874
Foreign governments	2,103	—	3	(496)	1,610
Corporate	98,527	(174)	593	(10,742)	88,204
CLO	30,094	—	282	(310)	30,066
ABS	25,796	(82)	228	(485)	25,457
CMBS	12,482	(60)	80	(394)	12,108
RMBS	9,280	(392)	244	(373)	8,759
Total AFS securities	189,885	(708)	1,490	(14,114)	176,553
AFS securities – related parties
Corporate	2,152	—	18	(23)	2,147
CLO	6,623	—	17	(51)	6,589
ABS	11,483	(1)	24	(254)	11,252
Total AFS securities – related parties	20,258	(1)	59	(328)	19,988
Total AFS securities, including related parties	$210,143	$(709)	$1,549	$(14,442)	$196,541

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$8,413	$—	$8	$(1,270)	$7,151
U.S. state, municipal and political subdivisions	1,167	—	—	(246)	921
Foreign governments	2,082	—	—	(514)	1,568
Corporate	95,006	(175)	485	(11,731)	83,585
CLO	29,524	—	266	(608)	29,182
ABS	24,779	(76)	138	(640)	24,201
CMBS	11,158	(60)	75	(432)	10,741
RMBS	8,587	(397)	228	(403)	8,015
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364
AFS securities – related parties
Corporate	2,150	—	18	(31)	2,137
CLO	6,130	—	18	(113)	6,035
ABS	10,899	(1)	21	(288)	10,631
Total AFS securities – related parties	19,179	(1)	57	(432)	18,803
Total AFS securities, including related parties	$199,895	$(709)	$1,257	$(16,276)	$184,167

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	March 31, 2025
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,925	$2,895
Due after one year through five years	23,015	22,714
Due after five years through ten years	29,985	28,177
Due after ten years	56,308	46,377
CLO, ABS, CMBS and RMBS	77,652	76,390
Total AFS securities	189,885	176,553
AFS securities – related parties
Due after one year through five years	1,103	1,103
Due after five years through ten years	825	835
Due after ten years	224	209
CLO and ABS	18,106	17,841
Total AFS securities – related parties	20,258	19,988
Total AFS securities, including related parties	$210,143	$196,541

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

Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	March 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,028	$(57)	$3,555	$(1,030)	$5,583	$(1,087)
U.S. state, municipal and political subdivisions	40	(2)	810	(224)	850	(226)
Foreign governments	192	(17)	1,418	(479)	1,610	(496)
Corporate	17,652	(619)	41,957	(10,084)	59,609	(10,703)
CLO	6,972	(35)	1,843	(137)	8,815	(172)
ABS	5,952	(122)	3,346	(237)	9,298	(359)
CMBS	3,793	(78)	1,542	(260)	5,335	(338)
RMBS	737	(10)	1,082	(134)	1,819	(144)
Total AFS securities	37,366	(940)	55,553	(12,585)	92,919	(13,525)
AFS securities – related parties
Corporate	62	(1)	367	(22)	429	(23)
CLO	2,108	(8)	283	(16)	2,391	(24)
ABS	2,048	(16)	3,663	(222)	5,711	(238)
Total AFS securities – related parties	4,218	(25)	4,313	(260)	8,531	(285)
Total AFS securities, including related parties	$41,584	$(965)	$59,866	$(12,845)	$101,450	$(13,810)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$3,010	$(114)	$3,462	$(1,156)	$6,472	$(1,270)
U.S. state, municipal and political subdivisions	67	(3)	842	(243)	909	(246)
Foreign governments	830	(205)	738	(309)	1,568	(514)
Corporate	19,530	(673)	44,051	(10,997)	63,581	(11,670)
CLO	2,675	(48)	2,325	(215)	5,000	(263)
ABS	9,361	(155)	4,070	(309)	13,431	(464)
CMBS	1,868	(56)	1,773	(315)	3,641	(371)
RMBS	825	(13)	1,261	(157)	2,086	(170)
Total AFS securities	38,166	(1,267)	58,522	(13,701)	96,688	(14,968)
AFS securities – related parties
Corporate	471	(4)	365	(26)	836	(30)
CLO	586	(10)	544	(56)	1,130	(66)
ABS	2,533	(43)	3,355	(235)	5,888	(278)
Total AFS securities – related parties	3,590	(57)	4,264	(317)	7,854	(374)
Total AFS securities, including related parties	$41,756	$(1,324)	$62,786	$(14,018)	$104,542	$(15,342)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	March 31, 2025
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	7,495	5,728
AFS securities – related parties	160	69

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. Athene did not recognize the unrealized losses in income, unless as required for hedge accounting, as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended March 31, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$—	$(1)	$174
ABS	76	1	(1)	6	82
CMBS	60	—	—	—	60
RMBS	397	2	(7)	—	392
Total AFS securities	708	3	(8)	5	708
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$3	$(8)	$5	$709

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2024
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$7	$(8)	$(1)	$127
CLO	2	—	—	(1)	1
ABS	49	2	—	—	51
CMBS	29	1	—	1	31
RMBS	381	4	(4)	6	387
Total AFS securities	590	14	(12)	5	597
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$591	$14	$(12)	$5	$598

Net Investment Income

Net investment income by asset class consists of the following:

	Three months ended March 31,
(In millions)	2025	2024
AFS securities	$2,664	$2,137
Trading securities	42	41
Equity securities	15	17
Mortgage loans	1,123	814
Investment funds	38	9
Funds withheld at interest	265	363
Other	230	211
Investment revenue	4,377	3,592
Investment expenses	(36)	(16)
Net investment income	$4,341	$3,576

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Three months ended March 31,
(In millions)	2025	2024
AFS securities[1]
Gross realized gains on investment activity	$711	$67
Gross realized losses on investment activity	(235)	(347)
Net realized investment gains (losses) on AFS securities	476	(280)
Net recognized investment gains (losses) on trading securities	80	(65)
Net recognized investment gains on equity securities	15	39
Net recognized investment gains (losses) on mortgage loans	1,014	(358)
Derivative gains (losses)	(1,512)	1,431
Provision for credit losses	(8)	(10)
Other gains (losses)	(893)	920
Investment related gains (losses)	$(828)	$1,677

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Proceeds from sales of AFS securities were $8,945 million and $3,718 million for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Three months ended March 31,
(In millions)	2025	2024
Trading securities	$21	$(20)
Equity securities	12	38

Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements:

(In millions)	March 31, 2025	December 31, 2024
Less than 30 days	$—	$2,752
30 – 90 days	1,095	300
91 days to 1 year	—	1,095
Greater than 1 year	1,969	1,569
Payables for repurchase agreements	$3,064	$5,716

The following table summarizes the securities pledged as collateral for repurchase agreements:

	March 31, 2025		December 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$—	$—	$3,253	$2,693
Foreign governments	163	111	159	107
Corporate	2,277	1,979	1,877	1,573
CLO	587	588	587	588
ABS	600	559	596	552
RMBS	—	—	369	365
Total securities pledged under repurchase agreements	$3,627	$3,237	$6,841	$5,878

Reverse Repurchase Agreements

As of March 31, 2025 and December 31, 2024, amounts loaned under reverse repurchase agreements were $965 million and $935 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities and commercial mortgage loans, was $2,200 million and $2,208 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans include both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 6 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	March 31, 2025	December 31, 2024
Commercial mortgage loans	$34,854	$32,544
Commercial mortgage loans under development	1,962	1,987
Total commercial mortgage loans	36,816	34,531
Mark to fair value	(2,156)	(2,099)
Commercial mortgage loans	34,660	32,432
Residential mortgage loans	39,903	35,223
Mark to fair value	168	(540)
Residential mortgage loans	40,071	34,683
Mortgage loans	$74,731	$67,115

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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$13,559	39.1%	$11,746	36.2%
Industrial	7,223	20.8%	6,793	21.0%
Office building	4,157	12.0%	4,162	12.8%
Hotels	2,900	8.4%	2,786	8.6%
Retail	2,201	6.4%	2,269	7.0%
Other commercial	4,620	13.3%	4,676	14.4%
Total commercial mortgage loans	$34,660	100.0%	$32,432	100.0%

U.S. region
East North Central	$1,535	4.4%	$1,546	4.8%
East South Central	430	1.3%	438	1.3%
Middle Atlantic	9,195	26.5%	8,386	25.9%
Mountain	1,470	4.2%	1,322	4.1%
New England	1,101	3.2%	1,118	3.4%
Pacific	6,160	17.8%	5,768	17.8%
South Atlantic	6,424	18.5%	6,198	19.1%
West North Central	327	1.0%	221	0.7%
West South Central	2,139	6.2%	1,971	6.1%
Total U.S. region	28,781	83.1%	26,968	83.2%
International region
United Kingdom	2,296	6.6%	2,281	7.0%
Other international[1]	3,583	10.3%	3,183	9.8%
Total international region	5,879	16.9%	5,464	16.8%
Total commercial mortgage loans	$34,660	100.0%	$32,432	100.0%

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Athene’s residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	March 31, 2025	December 31, 2024
U.S. States
California	25.5%	25.6%
Florida	12.2%	12.4%
Texas	7.5%	7.4%
New York	5.0%	4.7%
Other[1]	41.4%	40.8%
Total U.S. residential mortgage loan percentage	91.6%	90.9%
International
Other[1]	8.4%	9.1%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$104	0.5%	$107	0.6%
Investment funds – related parties
Strategic origination platforms	31	0.2%	29	0.2%
Retirement services platforms	1,357	6.7%	1,317	6.7%
Equity	221	1.1%	244	1.2%
Credit	319	1.6%	253	1.3%
Other	7	—%	10	0.1%
Total investment funds – related parties	1,935	9.6%	1,853	9.5%
Investment funds – consolidated VIEs
Strategic origination platforms	6,825	33.7%	6,347	32.3%
Equity	7,194	35.6%	7,597	38.7%
Credit	3,262	16.1%	3,062	15.6%
Other	906	4.5%	654	3.3%
Total investment funds – consolidated VIEs	18,187	89.9%	17,660	89.9%
Total investment funds, including related parties and consolidated VIEs	$20,226	100.0%	$19,620	100.0%

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	March 31, 2025
AP Grange Holdings, LLC	$4,710
Fox Hedge L.P.	3,208
Atlas Securitized Products Holdings LP (Atlas)[1]	3,189
Blackstone Private Credit	1,904

December 31, 2024
AP Grange Holdings, LLC	$4,661
Atlas[1]	3,172
Fox Hedge L.P.	2,924
[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in note 15.

4. Derivatives

Athene uses a variety of derivative instruments to manage risks, primarily equity, interest rate, foreign currency and market volatility. See note 6 for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	17,448	$664	$201	15,669	$938	$211
Forwards	3,109	257	10	3,139	331	5
Interest rate swaps	4,382	10	498	4,506	—	654
Forwards on net investments	224	—	1	218	11	—
Interest rate swaps	25,256	76	65	24,885	55	138
Total derivatives designated as hedges		1,007	775		1,335	1,008
Derivatives not designated as hedges
Equity options	88,024	4,027	156	85,452	5,002	126
Futures	42	88	5	37	93	11
Foreign currency swaps	17,066	389	270	14,908	600	199
Interest rate swaps and forwards	3,252	67	192	3,255	67	124
Other swaps	2,151	6	5	2,644	3	5
Foreign currency forwards	39,745	569	1,962	39,598	1,054	2,083
Embedded derivatives
Funds withheld, including related parties		(3,387)	23		(3,650)	4
Interest sensitive contract liabilities		—	10,747		—	11,242
Total derivatives not designated as hedges		1,759	13,360		3,169	13,794
Total derivatives		$2,766	$14,135		$4,504	$14,802

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2031. During the three months ended March 31, 2025 and 2024, Athene recognized gains of $96 million and losses of $21 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three months ended March 31, 2025 and 2024. As of March 31, 2025, no amounts were expected to be reclassified to income within the next 12 months.

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	March 31, 2025		December 31, 2024
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$2,871	$(104)	$3,790	$(258)
Foreign currency swaps	13,153	(298)	12,517	(842)
Interest sensitive contract liabilities
Foreign currency swaps	4,571	9	2,426	130
Foreign currency interest rate swaps	4,187	354	3,946	488
Interest rate swaps	18,264	5	17,873	130

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended March 31, 2025
Investment related gains (losses)
Foreign currency forwards	$(115)	$104	$(11)	$10	$—
Foreign currency swaps	(332)	359	27	—	—
Foreign currency interest rate swaps	137	(134)	3	—	—
Interest rate swaps	129	(125)	4	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	23	(23)	—	—	—
Three months ended March 31, 2024
Investment related gains (losses)
Foreign currency forwards	136	(132)	4	18	9
Foreign currency swaps	112	(114)	(2)	—	—
Foreign currency interest rate swaps	(116)	117	1	—	—
Interest rate swaps	(106)	75	(31)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	16	(16)	—	—	—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended March 31,
(In millions)	2025	2024
Foreign currency forwards	$26	$(17)
Foreign currency swaps	107	(38)

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended March 31, 2025 and 2024, these derivatives had losses of $8 million and gains of $3 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of March 31, 2025 and December 31, 2024, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $21 million and $29 million, respectively. During the three months ended March 31, 2025 and 2024, there were no amounts deemed ineffective.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2025	2024
Equity options	$(936)	$1,597
Futures	(7)	127
Interest rate swaps and forwards and other swaps	(346)	39
Foreign currency forwards	(210)	(310)
Embedded derivatives on funds withheld	158	(75)
Amounts recognized in investment related gains (losses)	(1,341)	1,378
Embedded derivatives in indexed annuity products[1]	1,003	(1,177)
Total gains (losses) on derivatives not designated as hedges	$(338)	$201

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

The estimated fair value of Athene’s net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2025
Derivative assets	$6,153	$(1,787)	$(4,177)	$189	$(164)	$25
Derivative liabilities	(3,365)	1,787	1,396	(182)	243	61

December 31, 2024
Derivative assets	$8,154	$(2,209)	$(5,922)	$23	$—	$23
Derivative liabilities	(3,556)	2,209	1,333	(14)	2	(12)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of March 31, 2025 and December 31, 2024, amounts not subject to master netting or similar agreements were immaterial.

[2] Represents amounts offsetting derivative assets and derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets or gross derivative liabilities for presentation on the condensed consolidated statements of financial condition.

[3] For non-cash collateral received, Athene does not recognize the collateral on the condensed consolidated statements of financial condition unless the obligor (transferor) has defaulted under the terms of the secured contract and is no longer entitled to redeem the pledged asset. Amounts do not include any excess of collateral pledged or received.

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

Other assets of the consolidated VIEs include short-term receivables due from investments sold, interest receivables, due from related parties and performance fee allocations. Other liabilities include debt and short-term payables.

Results from certain funds managed by Apollo are reported on a three-month lag based upon the availability of financial information.

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2025[1]	2024[1]
Net gains (losses) from investment activities	$198	$18
Interest and other income	34	32
Interest and other expenses	(21)	(25)
Net gains (losses) from investment activities of consolidated variable interest entities	$211	$25

[1] Amounts reflect consolidation eliminations.

In addition, we recognize revenues and expenses of certain consolidated VIEs within management fees, investment income (loss), compensation and benefits and general, administrative and other. For the three months ended March 31, 2025, the Company recorded $32 million of revenues, $4 million of expenses and $14 million of other losses related to the activities of these VIEs. For the three months ended March 31, 2024, the Company recorded $10 million of revenues and $2 million of expenses related to the activities of these VIEs.

Subscription Lines

Included within other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	March 31, 2025			December 31, 2024
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$674	7.36%	0.06	$1,198	6.84%	0.06
Total – Asset Management	$674			$1,198

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The consolidated VIEs’ debt obligations contain various customary loan covenants. As of March 31, 2025, the Company was not aware of any instances of non-compliance with any of these covenants.

Revenues of Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2025	2024
Trading securities	$47	$35
Mortgage loans	43	30
Investment funds	1	21
Other	(7)	(5)
Net investment income	84	81

Net recognized investment gains on trading securities	2	—
Net recognized investment gains (losses) on mortgage loans	20	(26)
Net recognized investment gains on investment funds	485	360
Other gains (losses)	1	(4)
Investment related gains (losses)	508	330
Revenues of consolidated variable interest entities	$592	$411

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	March 31, 2025	December 31, 2024
Maximum Loss Exposure[1,2]	$304	$614

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2025		December 31, 2024
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$104	$924	$107	$987
Investment in related parties – investment funds	1,935	3,214	1,853	3,226
Assets of consolidated VIEs – investment funds	18,187	23,896	17,660	23,488
Investment in fixed maturity securities	76,787	78,509	72,523	74,797
Investment in related parties – fixed maturity securities	18,278	21,947	17,239	21,793
Investment in related parties – equity securities	244	244	234	234
Total non-consolidated investments	$115,535	$128,734	$109,616	$124,525

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	March 31, 2025
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$1,871	$—	$—		$—	$1,871
Restricted cash and cash equivalents	3	—	—		—	3
Cash and cash equivalents of VIEs	231	—	—		—	231
U.S. Treasury securities	448	—	—		—	448
Investments, at fair value	204	84	1,097	[1]	161	1,546
Investments of consolidated VIEs	185	—	1,518		152	1,855
Due from related parties[2]	—	—	18		—	18
Derivative assets[3]	—	—	10		—	10
Total Assets – Asset Management	2,942	84	2,643		313	5,982
Retirement Services
AFS Securities
U.S. government and agencies	9,475	—	—		—	9,475
U.S. state, municipal and political subdivisions	—	874	—		—	874
Foreign governments	662	920	28		—	1,610
Corporate	10	82,589	5,605		—	88,204
CLO	—	30,066	—		—	30,066
ABS	—	12,885	12,572		—	25,457
CMBS	—	12,108	—		—	12,108
RMBS	—	8,453	306		—	8,759
Total AFS securities	10,147	147,895	18,511		—	176,553
Trading securities	23	2,076	7		—	2,106
Equity securities	188	841	26		—	1,055
Mortgage loans	—	—	70,916		—	70,916
Funds withheld at interest – embedded derivative	—	—	(2,847)		—	(2,847)
Derivative assets	103	6,049	1		—	6,153
Short-term investments	—	23	48		—	71
Other investments	—	783	896		—	1,679
Cash and cash equivalents	11,023	—	—		—	11,023
Restricted cash and cash equivalents	2,210	—	—		—	2,210
Investments in related parties
AFS securities
Corporate	—	1,039	1,108		—	2,147
CLO	—	5,519	1,070		—	6,589
ABS	—	867	10,385		—	11,252
Total AFS securities – related parties	—	7,425	12,563		—	19,988
Trading securities	—	—	437		—	437
Equity securities	—	—	244		—	244
Mortgage loans	—	—	1,296		—	1,296
Investment funds	—	—	1,180		—	1,180
Funds withheld at interest – embedded derivative	—	—	(540)		—	(540)
Other investments	—	—	340		—	340
Reinsurance recoverable	—	—	1,729		—	1,729
Other assets[5]	—	—	285		—	285
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2025
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Assets of consolidated VIEs
Trading securities	—	841	2,170	—	3,011
Mortgage loans	—	—	2,519	—	2,519
Investment funds	—	—	289	17,898	18,187
Other investments	4	12	91	—	107
Cash and cash equivalents	175	—	—	—	175
Total Assets – Retirement Services	23,873	165,945	110,161	17,898	317,877
Total Assets	$26,815	$166,029	$112,804	$18,211	$323,859
Liabilities
Asset Management
Contingent consideration obligations[4]	$—	$—	$55	$—	$55
Derivative liabilities[3]	—	24	—	—	24
Total Liabilities – Asset Management	—	24	55	—	79
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	10,747	—	10,747
Universal life benefits	—	—	769	—	769
Future policy benefits
AmerUs Life Insurance Company (“AmerUs”) Closed Block	—	—	1,107	—	1,107
Indianapolis Life Insurance Company (“ILICO”) Closed Block and life benefits	—	—	556	—	556
Market risk benefits[5]	—	—	4,362	—	4,362
Derivative liabilities	24	3,341	—	—	3,365
Other liabilities	—	—	230	—	230
Total Liabilities – Retirement Services	24	3,341	17,771	—	21,136
Total Liabilities	$24	$3,365	$17,826	$—	$21,215

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

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Other investments	4	—	103	—	107
Cash and cash equivalents	583	—	—	—	583
Total Assets – Retirement Services	22,414	155,457	104,337	16,890	299,098
Total Assets	$25,696	$155,630	$107,703	$17,196	$306,225
Liabilities
Asset Management
Contingent consideration obligations[4]	$—	$—	$67	$—	$67
Total Liabilities – Asset Management	—	—	67	—	67
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	11,242	—	11,242
Universal life benefits	—	—	742	—	742
Future policy benefits
AmerUs Closed Block	—	—	1,102	—	1,102
ILICO Closed Block and life benefits	—	—	538	—	538
Market risk benefits[5]	—	—	4,028	—	4,028
Derivative liabilities	19	3,536	1	—	3,556
Other liabilities	—	—	225	—	225
Total Liabilities – Retirement Services	19	3,536	17,878	—	21,433
Total Liabilities	$19	$3,536	$17,945	$—	$21,500

(Concluded)
[1] Investments as of March 31, 2025 and December 31, 2024 excludes $219 million and $248 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[2] Due from related parties represents a receivable from a fund.
[3] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
[4] Other liabilities as of March 31, 2025 and December 31, 2024 includes profit sharing payable of $55 million and $67 million, respectively, related to contingent obligations classified as Level 3.
[5] Other assets consist of market risk benefits assets. See note 8 for additional information on market risk benefits assets and liabilities valuation methodology and additional fair value disclosures.

Changes in fair value of contingent consideration obligations in connection with the acquisition of Stone Tower are recorded in compensation and benefits expense in the condensed consolidated statements of operations. For periods prior to December 31, 2024, changes in fair value of contingent consideration obligations in connection with the acquisition of Griffin Capital were recorded in other income (loss), net, in the condensed consolidated statements of operations. Refer to note 16 for further details.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	March 31, 2025
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$793	Discounted cash flow	Discount rate	10.2% – 52.8%	17.5%	[1]
	144	Direct capitalization	Capitalization rate	7.3%	7.3%
	160	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	18	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	10	Option model	Volatility rate	40.0%	40.0%
Investments of consolidated VIEs
Bank loans	78	Discounted cash flow	Discount rate	8.8% – 9.9%	9.5%	[1]
	164	Adjusted transaction value	N/A	N/A	N/A
Equity securities	396	Discounted cash flow	Discount rate	13.4%	13.4%
	803	Adjusted transaction value	N/A	N/A	N/A
	17	Option model	Volatility rate	80.0% – 115.0%	104.9%	[1]
Bonds	60	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS, trading and equity securities	26,941	Discounted cash flow	Discount rate	4.5% – 22.7%	6.9%	[1]
Mortgage loans[2]	74,731	Discounted cash flow	Discount rate	1.4% – 48.8%	6.5%	[1]
Investment funds[2]	1,181	Discounted cash flow	Discount rate	10.0%-14.0%	13.1%	[1]
	294	Recoverability	Estimated proceeds	N/A	N/A
Financial Liabilities
Asset Management
Contingent consideration obligations	55	Discounted cash flow	Discount rate	20.0% – 25.0%	23.7%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	10,747	Discounted cash flow	Nonperformance risk	0.5% – 1.3%	0.8%	[3]
			Option budget	0.5% – 6.0%	2.8%	[4]
			Surrender rate	5.7% – 13.7%	8.8%	[4]

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

	December 31, 2024
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended March 31, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,081	$12	$—	$14	$—	$1,107	$(6)	$—
Investments of consolidated VIEs	2,258	219	—	(352)	(607)	1,518	(8)	—
Total Level 3 assets – Asset Management	$3,339	$231	$—	$(338)	$(607)	$2,625	$(14)	$—

Assets – Retirement Services
AFS securities
Foreign governments	$29	$(1)	$—	$—	$—	$28	$—	$—
Corporate	4,321	14	27	1,421	(178)	5,605	13	20
ABS	16,529	22	167	(81)	(4,065)	12,572	1	121
CMBS	—	(24)	(3)	28	(1)	—	—	—
RMBS	256	4	(1)	47	—	306	—	(1)
Trading securities	22	—	—	(1)	(14)	7	—	—
Equity securities	27	(1)	—	—	—	26	—	—
Mortgage loans	63,239	1,000	—	6,677	—	70,916	1,007	—
Funds withheld at interest – embedded derivative	(3,035)	188	—	—	—	(2,847)	—	—
Derivative assets	1	—	—	—	—	1	—	—
Short-term investments	169	—	—	(120)	(1)	48	—	—
Other investments	895	1	—	—	—	896	1	—
Investments in related parties
AFS securities
Corporate	1,108	—	(2)	2	—	1,108	—	(2)
CLO	696	—	(2)	376	—	1,070	—	(2)
ABS	9,741	1	19	624	—	10,385	—	13
Trading securities	573	—	—	(136)	—	437	—	—
Equity securities	234	10	—	—	—	244	10	—
Mortgage loans	1,297	14	—	(15)	—	1,296	14	—
Investment funds	1,139	41	—	—	—	1,180	41	—
Funds withheld at interest – embedded derivative	(615)	75	—	—	—	(540)	—	—
Other investments	331	9	—	—	—	340	9	—
Reinsurance recoverable	1,661	30	—	38	—	1,729	—	—
Assets of consolidated VIEs
Trading securities	1,954	67	—	71	78	2,170	66	—
Mortgage loans	2,579	27	—	(87)	—	2,519	30	—
Investment funds	770	15	—	(496)	—	289	3	—
Other investments	103	4	—	(16)	—	91	2	—
Total Level 3 assets – Retirement Services	$104,024	$1,496	$205	$8,332	$(4,181)	$109,876	$1,197	$149

								(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Liabilities – Asset Management
Contingent consideration obligations	$67	$1	$—	$(13)	$—	$55	$—	$—
Total Level 3 liabilities – Asset Management	$67	$1	$—	$(13)	$—	$55	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(11,242)	$1,003	$—	$(508)	$—	$(10,747)	$—	$—
Universal life benefits	(742)	(27)	—	—	—	(769)	—	—
Future policy benefits
AmerUs Closed Block	(1,102)	(5)	—	—	—	(1,107)	—	—
ILICO Closed Block and life benefits	(538)	(18)	—	—	—	(556)	—	—
Derivative liabilities	(1)	1	—	—	—	—	—	—
Other liabilities	(225)	(6)	—	1	—	(230)	—	—
Total Level 3 liabilities – Retirement Services	$(13,850)	$948	$—	$(507)	$—	$(13,409)	$—	$—

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended March 31, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$14	$—	$—	$—	$14	$—	$—	$—
Investments of consolidated VIEs	625	—	(977)	—	(352)	—	(607)	(607)
Total Level 3 assets – Asset Management	$639	$—	$(977)	$—	$(338)	$—	$(607)	$(607)

Assets – Retirement Services
AFS securities
Corporate	$1,555	$—	$(6)	$(128)	$1,421	$96	$(274)	$(178)
ABS	229	—	(12)	(298)	(81)	479	(4,544)	(4,065)
CMBS	28	—	—	—	28	13	(14)	(1)
RMBS	49	—	—	(2)	47	—	—	—
Trading securities	—	—	—	(1)	(1)	—	(14)	(14)
Mortgage loans	9,010	—	(132)	(2,201)	6,677	—	—	—
Short-term investments	12	—	—	(132)	(120)	—	(1)	(1)
Investments in related parties
AFS securities
Corporate	5	—	—	(3)	2	—	—	—
CLO	376	—	—	—	376	—	—	—
ABS	1,204	—	—	(580)	624	—	—	—
Trading securities	22	—	(91)	(67)	(136)	—	—	—
Mortgage loans	—	—	(15)	—	(15)	—	—	—
Reinsurance recoverable	—	41	—	(3)	38	—	—	—
Assets of consolidated VIEs
Trading securities	144	—	(73)	—	71	90	(12)	78
Mortgage loans	15	—	(7)	(95)	(87)	—	—	—
Investment funds	—	—	(496)	—	(496)	—	—	—
Other investments	—	—	(16)	—	(16)	—	—	—
Total Level 3 assets – Retirement Services	$12,649	$41	$(848)	$(3,510)	$8,332	$678	$(4,859)	$(4,181)

Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(13)	$(13)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(13)	$(13)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(752)	$—	$244	$(508)	$—	$—	$—
Other liabilities	—	—	—	1	1	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(752)	$—	$245	$(507)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$12	$—	$(15)	$—	$(3)	$—	$—	$—
Investments of consolidated VIEs	1,301	—	(683)	—	618	—	—	—
Total Level 3 assets – Asset Management	$1,313	$—	$(698)	$—	$615	$—	$—	$—

Assets – Retirement Services
AFS securities
Corporate	$922	$—	$(2)	$(76)	$844	$9	$—	$9
ABS	313	—	—	(188)	125	341	(259)	82
RMBS	—	—	—	(1)	(1)	—	—	—
Trading securities	—	—	—	(2)	(2)	14	—	14
Equity securities	2	—	(1)	—	1	—	—	—
Mortgage loans	5,686	—	(26)	(1,227)	4,433	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	2	—	(6)	—	(4)	—	—	—
Other investments	124	—	—	—	124	—	—	—
Investments in related parties
AFS securities
Corporate	6	—	—	(2)	4	—	—	—
ABS	2,693	—	(200)	(263)	2,230	—	—	—
Trading securities	2	—	—	(59)	(57)	—	—	—
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Reinsurance recoverable	—	109	—	—	109	—	—	—
Assets of consolidated VIEs
Trading securities	—	—	(55)	—	(55)	6	—	6
Mortgage loans	32	—	—	(16)	16	—	—	—
Investment funds	1	—	—	—	1	—	—	—
Other investments	19	—	(3)	—	16	—	—	—
Total Level 3 assets – Retirement Services	$9,802	$109	$(293)	$(1,835)	$7,783	$371	$(259)	$112
Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(14)	$(14)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(14)	$(14)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(898)	$—	$226	$(672)	$—	$—	$—
Other liabilities	—	—	—	47	47	64	—	64
Total Level 3 liabilities – Retirement Services	$—	$(898)	$—	$273	$(625)	$64	$—	$64

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Without Readily Determinable Fair Values

The Company elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. The equity securities are held at cost less any impairment. The carrying amount of the equity securities was $358 million, net of an impairment of $42 million, as of March 31, 2025 and December 31, 2024.

Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Three months ended March 31,
(In millions)	2025	2024
Trading securities	$75	$(60)
Mortgage loans	1,041	(400)
Investment funds	41	(28)
Future policy benefits	(5)	27
Other	12	15
Total gains (losses)	$1,164	$(446)

Gains and losses on trading securities, mortgage loans, and other are recorded in investment related gains (losses) on the condensed consolidated statements of operations. Gains and losses related to investment funds are recorded in net investment income on the condensed consolidated statements of operations. Gains and losses related to investments of consolidated VIEs are recorded in revenues of consolidated VIEs on the condensed consolidated statements of operations. The change in fair value of future policy benefits is recorded in future policy and other policy benefits on the condensed consolidated statements of operations.

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	March 31, 2025	December 31, 2024
Unpaid principal balance	$76,719	$69,754
Mark to fair value	(1,988)	(2,639)
Fair value	$74,731	$67,115

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2025	December 31, 2024
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$427	$195
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(203)	(102)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$224	$93

Fair value of commercial mortgage loans 90 days or more past due	$43	$31
Fair value of commercial mortgage loans in non-accrual status	224	93

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2025	December 31, 2024
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$1,024	$898
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(62)	(51)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$962	$847

Fair value of residential mortgage loans 90 days or more past due[1]	$962	$847
Fair value of residential mortgage loans in non-accrual status	886	765

1 As of March 31, 2025 and December 31, 2024, includes $76 million and $82 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on Athene’s mortgage loan portfolio:

	Three months ended March 31,
(In millions)	2025	2024
Mortgage loans	$(3)	$(33)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial mortgage loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	March 31, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$104	$104	$104	$—	$—	$—
Policy loans	313	313	—	—	313	—
Funds withheld at interest	20,707	20,707	—	—	—	20,707
Short-term investments	181	181	—	—	—	181
Other investments	88	99	—	—	—	99
Investments in related parties
Investment funds	755	755	755	—	—	—
Funds withheld at interest	5,350	5,350	—	—	—	5,350
Short-term investments	784	784	—	—	784	—
Total financial assets not carried at fair value	$28,282	$28,293	$859	$—	$1,097	$26,337

Financial liabilities
Interest sensitive contract liabilities	$220,311	$214,258	$—	$—	$—	$214,258
Debt	6,301	5,872	—	579	5,293	—
Securities to repurchase	3,064	3,064	—	—	3,064	—
Funds withheld liability	4,636	4,636	—	—	—	4,636
Total financial liabilities not carried at fair value	$234,312	$227,830	$—	$579	$8,357	$218,894

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	318	318	—	—	318	—
Funds withheld at interest	21,901	21,901	—	—	—	21,901
Short-term investments	192	192	—	—	—	192
Other investments	93	101	—	—	—	101
Investments in related parties
Investment funds	714	714	714	—	—	—
Funds withheld at interest	5,665	5,665	—	—	—	5,665
Short-term investments	743	743	—	—	743	—
Total financial assets not carried at fair value	$29,733	$29,741	$821	$—	$1,061	$27,859

Financial liabilities
Interest sensitive contract liabilities	$200,278	$192,025	$—	$—	$—	$192,025
Debt	6,309	5,844	—	581	5,263	—
Securities to repurchase	5,716	5,716	—	—	5,716	—
Funds withheld liability	4,331	4,331	—	—	—	4,331
Total financial liabilities not carried at fair value	$216,634	$207,916	$—	$581	$10,979	$196,356

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

Option Model

When an option model is used to determine fair value, the significant input used in the valuation model is the volatility rate applied to present value the projected cash flows. Increases in the volatility rate can significantly lower the fair value of an investment; conversely decreases in the discount or capitalization rate can significantly increase the fair value of an investment.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated VIEs’ Investments

The significant unobservable inputs used in the fair value measurement of the equity securities, bank loans and bonds are the discount rate and volatility rates applied in the valuation models. These inputs in isolation can cause significant increases or decreases in fair value, which would result in a significantly lower or higher fair value measurement. The discount and volatility rates are determined based on the market rates an investor would expect for a similar investment with similar risks.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 8 for more information on Athene’s products.

	Three months ended March 31, 2025
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Indexed Annuities
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173
Additions	237	258	19	1	184	—	699
Amortization	(81)	(58)	(5)	—	(40)	(83)	(267)
Other	1	—	—	—	—	—	1
Balance at March 31, 2025	$1,315	$2,478	$54	$12	$1,620	$2,127	$7,606

	Three months ended March 31, 2024
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Indexed Annuities
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979
Additions	147	294	18	—	177	—	636
Amortization	(51)	(39)	(2)	—	(26)	(89)	(207)
Balance at March 31, 2024	$986	$1,772	$26	$11	$1,121	$2,492	$6,408

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

Deferred costs related to investment contracts without significant revenue streams from sources other than investment of policyholder funds are amortized using the effective interest method, which primarily includes funding agreements. The effective interest method requires inputs to project future cash flows, which for funding agreements includes contractual terms of notional value, periodic interest payments based on either fixed or floating interest rates, and duration. For other investment-

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
type contracts which include immediate annuities and assumed endowments without significant mortality risks, assumptions are required related to policyholder behavior for lapses and withdrawals (surrenders).

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

	Three months ended March 31, 2025
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	10,515	4,127	10,744	118	25,504
Policy charges	—	(186)	—	—	(186)
Surrenders and withdrawals	(1,305)	(2,824)	—	(19)	(4,148)
Benefit payments	(342)	(391)	(2,768)	(86)	(3,587)
Interest credited	993	840	644	54	2,531
Foreign exchange	175	2	287	230	694
Other	—	—	144	(9)	135
Balance at March 31, 2025	$96,697	$99,429	$63,819	$8,318	$268,263

Weighted average crediting rate	4.6%	2.6%	4.6%	2.7%
Net amount at risk	$421	$15,599	$—	$45
Cash surrender value	90,843	90,820	—	6,907

	Three months ended March 31, 2024
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	7,165	4,814	8,542	485	21,006
Policy charges	(1)	(168)	—	—	(169)
Surrenders and withdrawals	(1,328)	(3,150)	—	(20)	(4,498)
Benefit payments	(283)	(433)	(1,840)	(57)	(2,613)
Interest credited	697	641	299	49	1,686
Foreign exchange	(183)	(3)	(184)	(314)	(684)
Other	—	—	(78)	(24)	(102)
Balance at March 31, 2024	$70,830	$94,848	$39,089	$7,748	$212,515

Weighted average crediting rate	4.1%	2.4%	4.0%	2.7%
Net amount at risk	$425	$14,995	$—	$88
Cash surrender value	66,597	86,747	—	6,542

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated statements of financial condition:

	March 31,
(In millions)	2025	2024
Traditional deferred annuities	$96,697	$70,830
Indexed annuities	99,429	94,848
Funding agreements	63,819	39,089
Other investment-type	8,318	7,748
Reconciling items[1]	5,176	7,719
Interest sensitive contract liabilities	$273,439	$220,234

[1] Reconciling items primarily include embedded derivatives in indexed annuities, unaccreted host contract adjustments on indexed annuities, negative VOBA, sales inducement liabilities, and wholly ceded universal life insurance contracts.

The following represents policyholder account balances by range of guaranteed minimum crediting rates (“GMCR”), as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums. Athene’s funding agreements and other investment-type products provide Athene little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution, and as a result, those policyholder account balances are excluded from the following tables.

	March 31, 2025
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$4,759	$1,620	$77,515	$83,894
2.0% - < 4.0%	6,194	634	1,997	8,825
4.0% - < 6.0%	3,972	2	1	3,975
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,928	$2,256	$79,513	$96,697

Indexed annuities
< 2.0%	$1,658	$1,211	$3,129	$5,998
2.0% - <4.0%	4,276	44	186	4,506
Total indexed annuities with GMCR	5,934	1,255	3,315	10,504
Other[1]				88,925
Total indexed annuities				$99,429

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2024
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$4,117	$3,181	$50,943	$58,241
2.0% - < 4.0%	7,418	446	1,293	9,157
4.0% - < 6.0%	3,420	9	1	3,430
6.0% and greater	2	—	—	2
Total traditional deferred annuities	$14,957	$3,636	$52,237	$70,830

Indexed annuities
< 2.0%	$2,263	$1,571	$2,888	$6,722
2.0% - < 4.0%	5,061	62	—	5,123
Total indexed annuities with GMCR	$7,324	$1,633	$2,888	11,845
Other[1]				83,003
Total indexed annuities				$94,848

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.
Note: The amounts presented in this table have been revised to conform with the current year presentation to provide certain product-level detail and account value allocated to an indexed strategy or other amounts without a GMCR.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies), and whole life insurance contracts.

The following is a rollforward by product within future policy benefits:

	Three months ended March 31, 2025
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance	$—	$880	$880
Effect of changes in discount rate assumptions	—	(30)	(30)
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Beginning balance at original discount rate	—	852	852
Interest accrual	—	4	4
Net premium collected	—	(47)	(47)
Foreign exchange	—	40	40
Ending balance at original discount rate	—	849	849
Effect of changes in discount rate assumptions	—	20	20
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$868	$868
Present value of expected future policy benefits
Beginning balance	$42,261	$2,711	$44,972
Effect of changes in discount rate assumptions	7,378	206	7,584
Effect of foreign exchange on the change in discount rate assumptions	(5)	(1)	(6)
Beginning balance at original discount rate	49,634	2,916	52,550
Effect of actual to expected experience	(42)	2	(40)
Adjusted balance	49,592	2,918	52,510
Issuances	75	—	75
Interest accrual	442	17	459
Benefit payments	(1,132)	(22)	(1,154)
Foreign exchange	25	143	168
Ending balance at original discount rate	49,002	3,056	52,058
Effect of changes in discount rate assumptions	(6,778)	(288)	(7,066)
Effect of foreign exchange on the change in discount rate assumptions	(6)	(10)	(16)
Ending balance, present value of expected future policy benefits	42,218	2,758	44,976
Less: Present value of expected net premiums	—	868	868
Net future policy benefits	$42,218	$1,890	$44,108

Weighted-average liability duration (in years)	9.4	30.0
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.4%	4.7%
Expected future gross premiums, undiscounted	$—	$1,073
Expected future gross premiums, discounted[1]	—	927
Expected future benefit payments, undiscounted	71,699	10,126

[1] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2024
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Interest accrual	—	6	6
Net premium collected	—	(53)	(53)
Foreign exchange	—	(77)	(77)
Ending balance at original discount rate	—	1,011	1,011
Effect of changes in discount rate assumptions	—	43	43
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$1,053	$1,053
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of actual to expected experience	(4)	(4)	(8)
Adjusted balance	51,231	3,272	54,503
Issuances	42	—	42
Interest accrual	453	18	471
Benefit payments	(1,126)	(19)	(1,145)
Foreign exchange	(7)	(225)	(232)
Ending balance at original discount rate	50,593	3,046	53,639
Effect of changes in discount rate assumptions	(6,999)	50	(6,949)
Effect of foreign exchange on the change in discount rate assumptions	2	(1)	1
Ending balance, present value of expected future policy benefits	43,596	3,095	46,691
Less: Present value of expected net premiums	—	1,053	1,053
Net future policy benefits	$43,596	$2,042	$45,638

Weighted-average liability duration (in years)	9.5	32.7
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.4%	4.4%
Expected future gross premiums, undiscounted	$—	$1,344
Expected future gross premiums, discounted[1]	—	1,103
Expected future benefit payments, undiscounted	74,239	11,449

[1] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of future policy benefits to the condensed consolidated statements of financial condition:

	March 31,
(In millions)	2025	2024
Payout annuities with life contingencies	$42,218	$43,596
Whole life	1,890	2,042
Reconciling items[1]	5,789	6,034
Future policy benefits	$49,897	$51,672

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of operations:

	Premiums
	Three months ended March 31,
(In millions)	2025	2024
Payout annuities with life contingencies	$70	$38
Whole life	51	55
Reconciling items[1]	6	8
Total premiums	$127	$101

	Interest expense
	Three months ended March 31,
(In millions)	2025	2024
Payout annuities with life contingencies	$442	$453
Whole life	12	12
Total interest expense	$454	$465

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

During the three months ended March 31, 2025, the present value of expected future policy benefits increased by $4 million, which was driven by a $528 million change in discount rate assumptions related to a decrease in market observable rates, $459 million of interest accruals, a $168 million change in foreign exchange and $75 million of issuances, primarily pension group annuities, offset by $1,154 million of benefit payments.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of operations:

	Three months ended March 31,
(In millions)	2025	2024
Reserves	$40	$8
Deferred profit liability	1	(20)
Total remeasurement gains (losses)	$41	$(12)

During the three months ended March 31, 2025 and 2024, Athene recorded reserve increases of $8 million and $25 million, respectively, on the condensed consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Three months ended March 31, 2025
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	87	87
Interest accrual	2	42	44
Attributed fees collected	—	93	93
Benefit payments	(1)	(14)	(15)
Effect of changes in interest rates	6	183	189
Effect of changes in equity	—	50	50
Effect of actual policyholder behavior compared to expected behavior	—	30	30
Balance, end of period, before changes in instrument-specific credit risk	194	3,842	4,036
Effect of changes in instrument-specific credit risk	—	41	41
Balance at March 31, 2025	194	3,883	4,077
Less: Reinsurance recoverable	—	47	47
Balance at March 31, 2025, net of reinsurance	$194	$3,836	$4,030

Net amount at risk	$421	$15,599
Weighted-average attained age of contract holders (in years)	76	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2024
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	93	93
Interest accrual	3	47	50
Attributed fees collected	1	86	87
Benefit payments	(2)	(15)	(17)
Effect of changes in interest rates	(8)	(220)	(228)
Effect of changes in equity	—	(73)	(73)
Effect of actual policyholder behavior compared to expected behavior	2	25	27
Balance, end of period, before changes in instrument-specific credit risk	190	3,114	3,304
Effect of changes in instrument-specific credit risk	(1)	37	36
Balance at March 31, 2024	189	3,151	3,340
Less: Reinsurance recoverable	—	10	10
Balance, at March 31, 2024, net of reinsurance	$189	$3,141	$3,330

Net amount at risk	$425	$14,995
Weighted-average attained age of contract holders (in years)	76	69

The following is a reconciliation of market risk benefits to the condensed consolidated statements of financial condition. Market risk benefit assets are included in other assets on the condensed consolidated statements of financial condition.

	March 31, 2025
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$194	$194
Indexed annuities	285	4,168	3,883
Total	$285	$4,362	$4,077

	March 31, 2024
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$189	$189
Indexed annuities	383	3,534	3,151
Total	$383	$3,723	$3,340

During the three months ended March 31, 2025, net market risk benefit liabilities increased by $362 million, which was primarily driven by an increase of $189 million related to changes in the risk-free discount rate across the curve, $93 million in fees collected from policyholders, and $87 million of issuances.

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

The following summarizes the unobservable inputs for market risk benefits:

	March 31, 2025
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$4,077	Discounted cash flow	Nonperformance risk	0.5%	1.3%	1.1%	[1]	Decrease
			Option budget	0.5%	6.0%	2.4%	[2]	Decrease
			Surrender rate	3.1%	6.8%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	85.1%	[3]	Increase

	March 31, 2024
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$3,340	Discounted cash flow	Nonperformance risk	0.4%	1.2%	1.1%	[1]	Decrease
			Option budget	0.5%	6.0%	2.0%	[2]	Decrease
			Surrender rate	3.1%	6.6%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.1%	[3]	Increase

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

9. Profit Sharing Payable

Profit sharing payable was $1.9 billion and $1.9 billion as of March 31, 2025 and December 31, 2024, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2025	$1,888
Profit sharing expense	262
Payments/other	(280)
Profit sharing payable, March 31, 2025	$1,870

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

10. Income Taxes

The Company’s income tax provision totaled $243 million and $422 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective income tax rate was approximately 20.6% and 19.3% for the three months ended March 31, 2025 and 2024, respectively.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of March 31, 2025, the Company recorded $4 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would impact the effective tax rate. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States, the United Kingdom, and Bermuda. There are no material unremitted earnings with respect to the United Kingdom or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of March 31, 2025, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2021 through 2023 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2021. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2014 to 2023. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax years 2015 to 2022. There are other examinations ongoing in other foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Debt

Company debt consisted of the following:

		March 31, 2025			December 31, 2024
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.40% 2026 Senior Notes[1,2]	May 27, 2026	$499	$499	[3]	$499	$496	[3]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	681	[3]	675	670	[3]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	497	453	[3]	497	439	[3]
6.38% 2033 Senior Notes[1,2]	November 15, 2033	493	543	[3]	492	542	[3]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	270	[3]	297	271	[3]
5.80% 2054 Senior Notes[1,2]	May 21, 2054	741	741	[3]	741	753	[3]
7.63% 2053 Subordinated Notes[1,2]	September 15, 2053	585	623	[4]	584	642	[4]
6.00% 2054 Subordinated Notes[1,2]	December 15, 2054	493	485	[3]	494	494	[3]
		4,280	4,295		4,279	4,307
Retirement Services
4.13% 2028 AHL Senior Notes[1]	January 12, 2028	1,046	986	[3]	1,050	976	[3]
6.15% 2030 AHL Senior Notes[1]	April 3, 2030	575	527	[3]	579	519	[3]
3.50% 2031 AHL Senior Notes[1]	January 15, 2031	519	463	[3]	520	452	[3]
6.65% 2033 AHL Senior Notes[1]	February 1, 2033	396	426	[3]	395	425	[3]
5.88% 2034 AHL Senior Notes[1]	January 15, 2034	585	611	[3]	584	608	[3]
3.95% 2051 AHL Senior Notes[1]	May 25, 2051	544	358	[3]	544	360	[3]
3.45% 2052 AHL Senior Notes[1]	May 15, 2052	504	321	[3]	504	322	[3]
6.25% 2054 AHL Senior Notes[1]	April 1, 2054	982	1,004	[3]	983	1,003	[3]
6.63% 2054 AHL Subordinated Notes[1]	October 15, 2054	592	597	[3]	592	598	[3]
7.25% 2064 AHL Subordinated Notes[1]	March 30, 2064	558	579	[4]	558	581	[4]
		6,301	5,872		6,309	5,844
Total Debt		$10,581	$10,167		$10,588	$10,151

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $44 million and $44 million as of March 31, 2025 and December 31, 2024, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

[3] Fair value is based on broker quotes. These notes are valued using Level 2 inputs based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from external pricing services.

[4] Fair value is based on quoted market prices. These notes are classified as a Level 1 liability within the fair value hierarchy.

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

AHL Subordinated Notes – Athene has fixed-rate reset subordinated notes outstanding, which pay interest at the initially stated fixed rate until the interest rate reset dates, at which point the interest rate resets to the Five-Year U.S. Treasury Rate plus a spread. Reset terms are as defined in the applicable prospectus supplement. Athene may defer interest payments on the subordinated notes for up to five consecutive years.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of March 31, 2025:

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

Asset Management – Credit Facility

On November 21, 2024, AGM and AMH, as parent borrower and subsidiary borrower, respectively, entered into a $1.25 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on November 21, 2029 (“AGM credit facility”). As of March 31, 2025, AGM and AMH, as borrowers under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AGM and AMH were in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under the AGM credit facility and the Company was in compliance with all financial covenants under the facilities.

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

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the AHL credit facility. As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all financial covenants under the facility.

AHL Liquidity Facility—On June 28, 2024, AHL and ALRe entered into a revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent, (“AHL liquidity facility”). The AHL liquidity facility is unsecured and has a commitment termination date of June 27, 2025, subject to any extensions of additional 364-day periods with consent of extending lenders and/or “term-out” of outstanding loans (by which, at Athene’s election, the outstanding loans may be converted to term loans which shall have a maturity of up to one year after the original maturity date), in each case in accordance with the terms of the AHL liquidity facility. In connection with the AHL liquidity facility, ALRe guaranteed all of the obligations of AHL under the AHL liquidity facility and the related loan documents. The AHL liquidity facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total on

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the terms described in the AHL liquidity facility. The AHL liquidity facility contains various standard covenants with which Athene must comply, including the following:

1.ALRe minimum consolidated net worth of no less than $10.2 billion; and
2.Restrictions on Athene’s ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on ALRe’s financial strength rating. Rates and terms are as defined in the AHL liquidity facility. As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under the AHL liquidity facility and Athene was in compliance with all financial covenants under the facility.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended March 31,
(In millions)	2025	2024
Asset Management	$60	$51
Retirement Services[1]	75	43
Total Interest Expense	$135	$94

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

The Company grants both service-based and performance-based awards. The estimated total grant date fair value for service-based awards is charged to compensation expense on a straight-line basis over the vesting period, which is generally one to five years from the date of grant. Certain service-based awards are tied to profit sharing arrangements in which a portion of the performance fees distributed to the general partner are required to be used by employees to purchase restricted shares of common stock or are delivered in the form of RSUs, which are granted under the Company’s Equity Plan. Performance-based awards vest subject to continued employment and the Company’s achievement of specified performance goals. In accordance with U.S. GAAP, equity-based compensation expense for performance grants are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately.

For the three months ended March 31, 2025 and 2024, the Company recorded equity-based compensation expense of $149 million and $189 million, respectively. As of March 31, 2025, there was $942 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Service-Based Awards

During the three months ended March 31, 2025 and 2024, the Company awarded 3.0 million and 3.3 million of service-based RSUs, respectively, with a grant date fair value of $481 million and $353 million, respectively.

During the three months ended March 31, 2025 and 2024, the Company recorded equity-based compensation expense on service-based RSUs of $118 million and $92 million, respectively.

Performance-Based Awards

During the three months ended March 31, 2025, there were no performance-based RSUs awarded. During the three months ended March 31, 2024, the Company awarded 0.8 million of performance-based RSUs with a grant date fair value of $85

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
million, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

During the three months ended March 31, 2025 and 2024, the Company recorded equity-based compensation expense on performance-based awards of $16 million and $74 million, respectively.

In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics. During the three months ended March 31, 2025 and 2024, the Company recorded equity-based compensation expense related to these one-time grants of $14 million and $14 million, respectively, for service-based awards and $6 million and $6 million, respectively, for performance-based awards.

The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2025	14,635,028	$70.03	21,337,132	35,972,160
Granted	2,970,846	160.29	65,707	3,036,553
Forfeited	(42,656)	81.83	—	(42,656)
Vested	(2,223,141)	87.97	2,223,141	—
Issued	—	—	(7,480,021)	(7,480,021)
Balance at March 31, 2025	15,340,077	$78.45	16,145,959	31,486,036

Restricted Stock Awards

During the three months ended March 31, 2025 and 2024, the Company awarded 0.1 million and 0.1 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $6 million and $9 million, respectively.

During the three months ended March 31, 2025 and 2024, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $9 million and $12 million, respectively.
13. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three months ended March 31, 2025 and 2024, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding adjustment to retained earnings (accumulated deficit).

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The table below outlines the share activity for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	7,480,021	5,963,140
Reduction of shares of common stock issued[2]	(3,186,770)	(2,292,336)
Shares of common stock purchased related to share issuances and forfeitures[3]	(2,841)	(147,111)
Issuance of shares of common stock for equity-based awards	4,290,410	3,523,693

[1] The gross value of shares issued was $1,234 million and $642 million for the three months ended March 31, 2025 and 2024, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Cash paid for tax liabilities associated with net share settlement was $528 million and $314 million for the three months ended March 31, 2025 and 2024, respectively.
[3] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the three months ended March 31, 2025 and 2024, Apollo issued 38,912 and 82,858 of such restricted shares and 2,841 and 147,111 of such RSUs under the Equity Plan, respectively.

During the three months ended March 31, 2025 and 2024, 1,392,000 and 2,337,000 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase programs discussed above, and such shares were subsequently canceled by the Company. The Company paid $193 million and $260 million for these open market share repurchases during the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, the Company issued 540,177 shares of common stock in settlement of a deferred consideration obligation.

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

Unless converted earlier in accordance with its terms, each share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be July 31, 2026, into between 0.5057 shares and 0.6068 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations related to the Mandatory Convertible Preferred Stock (the “Certificate of Designations”). The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to July 31, 2026.

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

During the three months ended March 31, 2024, 235 shares of the Mandatory Convertible Preferred Stock were converted at the option of the respective holders. As of March 31, 2025 and December 31, 2024, there were 28,749,765 and 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding, respectively.

Warrants

In 2022, the Company issued warrants in a private placement exercisable for up to 12.5 million shares of common stock at an exercise price of $82.80 per share. As of March 31, 2025, warrants exercisable for 10.0 million shares of common stock were vested and exercisable. The remaining warrants exercisable for 2.5 million shares of common stock will become exercisable in the first quarter of 2026. As of March 31, 2025, pursuant to certain anti-dilution provisions, the exercise price for the warrants was adjusted to $82.73.

In November 2024, the Company issued warrants in a private placement exercisable for up to 2.9 million shares of common stock at an exercise price of $173.51 per share. The warrants are exercisable on the issuance date and each of the first, second, third, fourth, fifth and sixth anniversaries thereof. As of March 31, 2025, warrants exercisable for 0.4 million shares of common stock were vested and exercisable. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” The warrants will expire on the seventh anniversary of the issuance date, with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

In April 2025, the Company issued 1,080,041 shares of common stock in relation to a cashless exercise of 2.6 million vested warrants issued in 2022.

Donor-Advised Fund

In February 2025, the Company established a donor-advised fund (the “Apollo DAF”) as part of its ongoing commitment to philanthropy. The Company issued 1,213,003 shares of common stock in February 2025 to fund the Apollo DAF.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data).

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution Equivalents on Participating Securities
February 8, 2024	$0.43	February 29, 2024	$245	$14
May 2, 2024	0.46	May 31, 2024	263	16
August 1, 2024	0.46	August 30, 2024	262	15
November 5, 2024	0.46	November 29, 2024	262	15
Year ended December 31, 2024	$1.81		$1,032	$60
February 4, 2025	$0.46	February 28, 2025	$264	$14
Three months ended March 31, 2025	$0.46		$264	$14

Accumulated Other Comprehensive Income (Loss)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,174)	$(284)	$(119)	$4,235	$(103)	$(49)	$(5,494)
Other comprehensive income (loss) before reclassifications	1,338	(37)	239	(528)	116	63	1,191
Less: Reclassification adjustments for gains (losses) realized[1]	(191)	—	10	—	—	—	(181)
Less: Income tax expense (benefit)	312	(8)	48	(110)	24	7	273
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	260	—	62	(169)	12	23	188
Balance at March 31, 2025	$(8,217)	$(313)	$—	$3,986	$(23)	$(16)	$(4,583)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,675)	$(289)	$(81)	$3,458	$3	$9	$(5,575)
Other comprehensive income (loss) before reclassifications	(546)	(145)	(58)	803	(28)	(32)	(6)
Less: Reclassification adjustments for gains (losses) realized[1]	47	—	18	—	—	—	65
Less: Income tax expense (benefit)	(117)	(30)	(16)	168	(6)	(3)	(4)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(188)	—	(13)	214	(2)	(13)	(2)
Balance at March 31, 2024	$(8,963)	$(404)	$(128)	$3,879	$(17)	$(7)	$(5,640)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

14. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended March 31,
(In millions, except share and per share amounts)	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$418	$1,403
Dividends declared on common stock[1]	(264)	(245)
Dividends on participating securities[2]	(14)	(14)
Earnings allocable to participating securities	(3)	(29)
Undistributed income (loss) attributable to common stockholders: Basic	137	1,115
Dilution effect on distributable income attributable to Mandatory Convertible Preferred Stock	—	24
Undistributed income (loss) attributable to common stockholders: Diluted	$137	$1,139
Denominator:
Weighted average number of shares of common stock outstanding: Basic	587,258,883	588,120,328
Dilution effect of Mandatory Convertible Preferred Stock	—	14,524,410
Dilution effect of options	1,107,075	1,111,770
Dilution effect of warrants	4,618,883	1,622,201
Weighted average number of shares of common stock outstanding: Diluted	592,984,841	605,378,709
Net income (loss) per share of common stock: Basic
Distributed income	$0.46	$0.43
Undistributed income (loss)	0.22	1.88
Net income (loss) per share of common stock: Basic	$0.68	$2.31
Net income (loss) per share of common stock: Diluted
Distributed income	$0.46	$0.43
Undistributed income (loss)	0.22	1.85
Net income (loss) per share of common stock: Diluted	$0.68	$2.28

[1] See note 13 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.

The Company has granted RSUs that provide the right to receive, subject to vesting during continued employment, shares of common stock pursuant to the Equity Plan.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following table summarizes the anti-dilutive securities:

	Three months ended March 31,
	2025	2024
Weighted average unvested RSUs	11,691,682	13,915,071
Weighted average unexercised warrants	414,286	—
Weighted average Mandatory Convertible Preferred Stock	14,538,803	—
Weighted average unvested restricted shares	1,167,810	1,482,036

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

Due from related parties and Due to related parties consisted of the following as of March 31, 2025 and December 31, 2024:

(In millions)	March 31, 2025	December 31, 2024
Due from Related Parties:
Due from funds[1]	$461	$430
Due from portfolio companies	63	48
Due from employees and former employees	110	106
Total Due from Related Parties	$634	$584
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners	$406	$406
Due to funds	211	229
Due to portfolio companies	91	75
Total Due to Related Parties	$708	$710

[1] Includes $18 million and $27 million as of March 31, 2025 and December 31, 2024, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Due from Employees and Former Employees

As of March 31, 2025 and December 31, 2024, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of March 31, 2025 and December 31, 2024, the balance includes interest-bearing employee loans receivable of $11 million and $4 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid on a specified date, either during the relevant employee’s tenure or at the date of the relevant employee’s resignation, in accordance with the contractual terms of each respective loan arrangement.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $85 million and $94 million at March 31, 2025 and December 31, 2024, respectively.

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

Apollo recorded an indemnification liability of $0.4 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

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

Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $191 million and $213 million as of March 31, 2025 and December 31, 2024, respectively.

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). AAM and its subsidiaries had equity commitments outstanding to Athora of up to $346 million as of March 31, 2025, subject to certain conditions. Subsequently, $270 million of such outstanding commitments expired on April 1, 2025.

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of March 31, 2025. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of March 31, 2025.

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

Athora

Athene has an amended and restated cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, and (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of March 31, 2025, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

(In millions)	March 31, 2025	December 31, 2024
Investment fund	$1,071	$1,033
Non-redeemable preferred equity and corporate debt securities	289	277
Total investment in Athora	$1,360	$1,310

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, as of March 31, 2025 and December 31, 2024, Athene had $59 million and $57 million, respectively, of funding agreements outstanding to Athora. Athene also had commitments to make additional investments in Athora of $524 million as of March 31, 2025. Subsequently, $270 million of such outstanding commitments expired on April 1, 2025.

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, through its investment in AAA and, as of March 31, 2025 and December 31, 2024, Athene held $4.0 billion and $3.2 billion, respectively, of AFS securities issued by Atlas or its affiliates. Athene also held $766 million and $724 million of reverse repurchase agreements issued by Atlas as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, Athene has commitments to make additional investments in Atlas of $2.2 billion. Additionally, see note 16 for further information on assurance letters issued in support of Atlas.

Catalina

Athene has a strategic modco reinsurance agreement with certain affiliates of Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, “Catalina”) to cede certain inforce funding agreements. Athene elected the fair value option on this agreement and had a liability of $207 million and $221 million as of March 31, 2025 and December 31, 2024, respectively, which is included in other liabilities on the condensed consolidated statements of financial condition. Athene also has a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of March 31, 2025 and December 31, 2024, Athene had a reinsurance recoverable balance of $4.8 billion and $4.3 billion, respectively, related to this agreement.

Skylign

Athene has investments in Skylign Aviation Holdings, LP (“Skylign”), a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through AAA. As of March 31, 2025 and December 31, 2024, Athene held $1.5 billion and $1.6 billion, respectively, of Skylign senior notes, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene has commitments to make additional investments in Skylign of $40 million as of March 31, 2025.

Venerable

VA Capital Company LLC (“VA Capital”) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable. Athene has a minority equity investment in VA Capital, which was $178 million and $178 million as of March 31, 2025 and December 31, 2024, respectively, that is included in investments in related parties on the condensed consolidated statements of financial condition and accounted for as an equity method investment. Additionally, Athene consolidates AP Violet ATH Holdings, L.P. and its investment primarily represents an interest in VA Capital, which was $109 million and $106 million as of March 31, 2025 and December 31, 2024, respectively.

Athene also has coinsurance and modco agreements with VIAC, which is a subsidiary of Venerable. VIAC is a related party due to Athene’s investment in VA Capital.

Additionally, Athene has term loans receivable from Venerable due in 2033, which are included in investments in related parties on the condensed consolidated statements of financial condition. The loans are held at fair value and were $340 million and $331 million as of March 31, 2025 and December 31, 2024, respectively. While management viewed the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels

Athene invests in Wheels Inc. (“Wheels”) indirectly through its investment in AAA. As of March 31, 2025 and December 31, 2024, Athene also owned $1.0 billion and $1.0 billion, respectively, of AFS securities issued by Wheels, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene also has commitments to make additional investments in Wheels of $45 million as of March 31, 2025.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Apollo/Athene Dedicated Investment Programs

Athene’s subsidiary, ACRA 1 is partially owned by ADIP I, a series of funds managed by Apollo. Athene’s subsidiary, ALRe, currently directly holds 37% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63% of the economic interests. Athene’s subsidiary, ACRA 2, is partially owned by ADIP II, a fund managed by Apollo. ADIP II owns 63% of the economic interests in ACRA 2, with ALRe directly owning the remaining 37% of the economic interests. ALRe holds all of ACRA 2’s voting interests.

Athene received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended March 31,
(In millions)	2025	2024
Contributions from ADIP	$—	$405
Distributions to ADIP	(95)	(254)

As of March 31, 2025 and December 31, 2024, Athene held investments in ADIP of $236 million and $238 million, respectively, which are accounted for as equity method investments and included in investments in related parties on the condensed consolidated statements of financial condition. As of March 31, 2025, Athene has commitments to make additional investments in ADIP of $311 million.

16. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $495 million as of March 31, 2025 related to the funds it manages. Separately, Athene had commitments to make investments, inclusive of related party commitments discussed previously and those of its consolidated VIEs, of $29.0 billion as of March 31, 2025. Athene’s commitments primarily include capital contributions to investment funds and mortgage loan commitments. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2025 and that could be reversed approximates $5.5 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of March 31, 2025, AGS had unfunded contingent commitments of $106 million outstanding related to such offerings. The commitments expired on April 1, 2025 with no funding on the part of Apollo.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AGS has entered into an arrangement with certain funds managed by State Street Global Advisors (“SSG”) to provide firm bids for certain securities sold to SSG managed funds. These firm bids are at market prices determined by AGS on an intra-daily basis, which if accepted by SSG, would obligate AGS to purchase the securities at such prices. The total obligation of AGS to provide these firm bids is limited to 25% of the prior day's end-of-day net asset value of the securities held by SSG that were originated from AGS, with an additional weekly cap set at 50% of the net asset value from five trading days prior.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.5 billion. The revolving credit facility, which has a final maturity date of October 16, 2026, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of March 31, 2025, the Apollo Capital Markets Partnership had funded commitments of $302.2 million, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $55 million and $67 million as of March 31, 2025 and December 31, 2024, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense within compensation and benefits in the condensed consolidated statements of operations.

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2025 and December 31, 2024, Athene had $17.2 billion and $15.6 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a FABN program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of March 31, 2025 and December 31, 2024, Athene had $28.3 billion and $24.1 billion, respectively, of FABN funding agreements outstanding. Athene had $6.4 billion of board-authorized FABN capacity remaining as of March 31, 2025.

Athene also issues secured and other funding agreements. Secured funding agreements involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from Athene. As of March 31, 2025 and December 31, 2024, Athene had $18.0 billion and $14.8 billion, respectively, of secured and other funding agreements outstanding.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s restricted investments and cash balances included on the condensed consolidated statements of financial condition are as follows:

(In millions)	March 31, 2025	December 31, 2024
AFS securities	$47,877	$46,337
Trading securities	1,891	1,665
Equity securities	236	286
Mortgage loans	31,686	27,883
Investment funds	301	777
Derivative assets	141	91
Short-term investments	—	2
Other investments	1,579	1,507
Restricted cash and cash equivalents	2,220	953
Total restricted assets	$85,931	$79,501

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.1 billion as of March 31, 2025. These letters of credit were issued for Athene’s reinsurance program and have expirations through May 22, 2028.

Atlas

In connection with the Company and CS’s previously announced transaction, whereby Atlas acquired certain assets of the CS Securitized Products Group, two subsidiaries of the Company have each issued an assurance letter to CS to guarantee the full five year deferred purchase obligation of Atlas in the amount of $3.3 billion. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas which therefore obligates these investors for a portion of the deferred purchase obligation. The Company’s guarantee is not probable of payment, therefore, there is no liability on the Company’s condensed consolidated financial statements.

Litigation and Regulatory Matters

The Company is party to various legal actions arising from time to time in the ordinary course of business, including claims and lawsuits, arbitrations, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding the Company’s business.

On December 21, 2017, several entities referred to collectively as “Harbinger” commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants AAM, and funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”), among others. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology. The complaint further alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020). The complaint adds eight new defendants and three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy CCTV One Four Holdings, LLC (“CCTV”) to support SkyTerra’s network even though they allegedly knew that the network had material defects. On November 23, 2020, Defendants refiled a bankruptcy motion, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the bankruptcy court on the bankruptcy motion. On February 1, 2021, the bankruptcy court

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
denied the bankruptcy motion. Defendants filed their motions to dismiss the New York Supreme Court action on March 31, 2021, which were granted in part and denied in part on May 23, 2023. The court granted in full the Defendants’ motion to dismiss Harbinger’s complaint as time-barred and denied as moot the Defendants’ motion to dismiss the complaint for failure to state a claim. On March 18, 2025, the New York Supreme Court Appellate Division, First Department affirmed the court’s ruling. On April 17, 2025, plaintiffs filed a motion for re-argument or, in the alternative, leave to appeal to the Court of Appeals. Apollo believes the claims in this action are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in the Delaware Court of Chancery, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AAM, certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserted, on behalf of a putative class of former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger. Frank Funds seeks unspecified compensatory damages. On July 23, 2019, a group of former MPM shareholders filed an appraisal petition in Delaware Chancery Court seeking the fair value of their MPM shares that were purchased through MPM’s May 15, 2019 merger, in an action captioned In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.). On June 3, 2020, petitioners moved for leave to file a verified amended appraisal petition and class-action complaint that included claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AAM, the Apollo-affiliated fund that owned MPM’s shares before the merger, certain former MPM directors (including three Apollo employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also sought to consolidate their appraisal proceeding with the Frank Funds action. On November 13, 2020, the Chancery Court granted the parties’ stipulated order to consolidate the two matters, and on December 21, 2020, the Chancery Court granted petitioners’ motion for leave to file the proposed amended complaint. This new consolidated action is captioned In Re MPM Holdings Inc. Appraisal and Stockholder Litigation, C.A. No. 2019-0519 (Del Ch.). On November 17, 2023, Plaintiff and Defendants filed a stipulation of settlement with the Chancery Court. On February 23, 2024, the Chancery Court held a hearing on the proposed settlement. On April 16, 2025, the Court issued final approval of the settlement.

On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserted claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserted a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim against PlayAGS and two of PlayAGS’s executives to proceed. On February 13, 2024, the Court dismissed the entire case against all defendants, with prejudice, and instructed the clerk of the court to close the case. On March 27, 2025, the U.S. Court of Appeals for the Ninth Circuit affirmed, in full, the District Court’s dismissal of claims against all defendants. Apollo believes the claims in this action are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

On August 17, 2023, a purported stockholder of AGM filed a shareholder derivative complaint (the “Original Complaint”) in the Court of Chancery of the State of Delaware against current AGM directors Marc Rowan, Scott Kleinman, James Zelter, Alvin Krongard, Michael Ducey, and Pauline Richards, Apollo Former Managing Partners Leon Black and Joshua Harris, and, as a nominal defendant, AGM. The action is captioned Anguilla Social Security Board vs. Black et al., C.A. No. 2023-0846-JTL and challenges the $570 million payments being made to the Former Managing Partners and Contributing Partners in connection with the elimination of the Up-C structure that was in place prior to Apollo’s merger with Athene. As previously disclosed in Apollo’s SEC filings, this purported stockholder previously had sought and received documents relating to the transaction pursuant to Section 220 of the Delaware General Corporation Law. The Original Complaint alleged that the challenged payments amount to corporate waste, that the Former Managing Partners and Contributing Partners received payments in connection with the Corporate Recapitalization that exceed fair value and therefore breached their fiduciary duties, and that the independent conflicts committee of the AAM board of directors (which then consisted of Mr. Krongard, Mr. Ducey, and Ms. Richards) that negotiated the elimination of the TRA breached their fiduciary duties. The Original Complaint alleged that pre-suit demand was futile because a majority of AGM’s board is either not independent from the Former Managing Partners or face a substantial likelihood of liability in light of the challenges to the transaction. The Original

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Complaint sought, among other things, declaratory relief, unspecified monetary damages, interest, restitution, disgorgement, injunctive relief, costs, and attorneys’ fees. On November 16, 2023, the defendants moved to dismiss the Original Complaint on the basis that, among other things, the plaintiff failed to make a pre-suit demand on the Apollo board of directors. On February 9, 2024, the plaintiff filed an amended complaint (the “Amended Complaint”) that adds new factual allegations but names the same defendants, asserts the same causes of action, and seeks the same relief as the Original Complaint. The Amended Complaint alleges that pre-suit demand was futile for the same reasons alleged in the Original Complaint. On April 25, 2024, the defendants moved to dismiss the Amended Complaint. On September 20, 2024, the Court of Chancery denied the defendants’ motion to dismiss. AGM and the defendants filed answers to the Amended Complaint on November 25, 2024.  On October 28, 2024, the AGM board of directors adopted resolutions forming a Special Litigation Committee (the “SLC”) comprising directors whom the board determined to be independent and disinterested. The AGM board of directors delegated to the SLC, among other things, the full and exclusive power and authority of the board to investigate, review and evaluate the facts and circumstances asserted in the litigation and determine whether pursuing the litigation is in the best interests of AGM and its stockholders. Pursuant to an order of the court, all proceedings in the litigation are stayed until August 8, 2025, to allow the SLC to complete its investigation. No reasonable estimate of possible loss, if any, can be made at this time.

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

Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment Income is the sum of (i) Fee Related Earnings, (ii) Spread Related Earnings and (iii) Principal Investing Income. Segment Income excludes the effects of the consolidation of any of the related funds, interest and other financing costs related to AGM not attributable to any specific segment, taxes and related payables, transaction-related charges and other non-operating expenses. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration, and certain other charges associated with acquisitions, and restructuring charges. Non-operating expenses includes certain charitable contributions and other non-operating expenses. In addition, Segment Income excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents financial data for the Company’s reportable segments.

	Three months ended March 31,
(In millions)	2025	2024
Asset Management
Management fees[1]	$770	$652
Capital solutions fees and other, net	154	141
Fee-related performance fee	54	46
Fee-related compensation	(259)	(220)
Other operating expenses	(160)	(157)
Fee Related Earnings	559	462

Retirement Services
Fixed income and other net investment income	2,914	2,454
Alternative net investment income	315	266
Strategic capital management fees	29	25
Cost of funds	(2,210)	(1,723)
Other operating expenses	(114)	(114)
Interest and other financing costs	(130)	(91)
Spread Related Earnings	804	817

Principal Investing
Realized performance fees[2]	190	94
Realized investment income	28	14
Principal investing compensation	(188)	(73)
Other operating expenses	(16)	(14)
Principal Investing Income	14	21

Segment Income	$1,377	$1,300

	Three months ended March 31,
(In millions)	2025	2024
Segment Revenue
Asset Management[1]	$978	$839
Retirement Services	3,258	2,745
Principal Investing	218	108
Total Segment Revenue	$4,454	$3,692

(In millions)	March 31, 2025	December 31, 2024
Segment Assets
Asset Management	$2,417	$2,286
Retirement Services	373,331	355,683
Principal Investing	10,213	10,473
Total Assets	$385,961	$368,442

[1] Includes intersegment management fees from Retirement Services of $361 million and $279 million for the three months ended March 31, 2025 and 2024, respectively.

The following presents the reconciliation of Segment Income and Segment Revenue to income (loss) before income tax (provision) benefit and total revenues reported in the condensed consolidated statements of operations:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31,
(In millions)	2025	2024
Segment Income	$1,377	$1,300
Asset Management Adjustments:
Equity-based profit sharing expense[1,5]	(30)	(94)
Equity-based compensation	(99)	(74)
Net (income) loss attributable to non-controlling interests in consolidated entities	549	377
Unrealized performance fees[5]	119	268
Unrealized profit sharing expense[5]	(105)	(159)
HoldCo interest and other financing costs[2]	(34)	(15)
Unrealized principal investment (income) loss[5]	(2)	11
Unrealized net (gains) losses from investment activities[5]	(61)	16
Transaction-related costs, restructuring and other non-operating expenses[3]	(276)	(51)
Retirement Services Adjustments:
Investment gains (losses), net of offsets	151	(22)
Non-operating change in insurance liabilities and related derivatives[4]	(367)	673
Integration, restructuring and other non-operating expenses	(30)	(30)
Equity-based compensation	(11)	(13)
Income (loss) before income tax (provision) benefit	$1,181	$2,187

[1] Equity-based profit sharing expense includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are required to be used by employees of Apollo to purchase restricted shares of common stock or is delivered in the form of RSUs, which are granted under the Equity Plan. Equity-based profit sharing expense and other also includes performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

[2] Represents interest and other financing costs related to AGM not attributable to any specific segment.
[3] Transaction-related costs, restructuring and other non-operating expenses includes: (a) contingent consideration, certain equity-based charges, amortization of intangible assets and certain other expenses associated with acquisitions; (b) gains (losses) from changes in the tax receivable agreement liability; (c) merger-related transaction and integration costs associated with Company’s merger with Athene and (d) other non-operating expenses, including the issuance of shares of AGM common stock for charitable contributions. In the three months ended March 31, 2025, other non-operating expenses includes $200 million in charitable contributions related to the issuance of shares to the Apollo DAF in February 2025.

[4] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

[5] Represents adjustments that primarily impact the Principal Investing segment.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31,
(In millions)	2025	2024
Segment Revenues	$4,455	$3,692
Asset Management Adjustments:
Adjustments related to consolidated funds and VIEs[1]	95	100
Performance fees[2]	122	268
Principal investment income (loss)[2]	(1)	12
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	143	93
Retirement Services Adjustments:
Premiums, product charges, investment related gains (losses) and other retirement services revenue[3]	(431)	2,018
Change in fair value of reinsurance assets	63	10
Forward points adjustment on FX derivative hedges	(24)	(51)
Held-for-trading amortization	29	35
Reinsurance impacts	40	64
ACRA non-controlling interests on net investment earnings	1,074	868
Other retirement services adjustments	(17)	(69)
Total Revenues	$5,548	$7,040

[1] Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

[2] Represents adjustments that primarily impact the Principal Investing segment.
[3] Refer to the consolidated statement of operations for breakout of individual items.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	March 31, 2025	December 31, 2024
Total reportable segment assets	$385,961	$368,442
Adjustments[1]	9,084	9,453
Total assets	$395,045	$377,895

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

18. Subsequent Events

Dividends

On May 2, 2025, the Company declared a cash dividend of $0.51 per share of common stock, which will be paid on May 30, 2025 to holders of record at the close of business on May 16, 2025.

On May 2, 2025, the Company also declared and set aside for payment a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on July 31, 2025 to holders of record at the close of business on July 15, 2025.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$1,871	$—	$—	$1,871
Restricted cash and cash equivalents	3	—	—	3
Investments	7,052	—	(461)	6,591
Assets of consolidated variable interest entities
Cash and cash equivalents	—	231	—	231
Investments	—	1,991	(118)	1,873
Other assets	—	440	(176)	264
Due from related parties	715	—	(81)	634
Goodwill	264	—	—	264
Other assets	2,677	—	—	2,677
	12,582	2,662	(836)	14,408
Retirement Services
Cash and cash equivalents	11,023	—	—	11,023
Restricted cash and cash equivalents	2,210	—	—	2,210
Investments	278,635	—	(312)	278,323
Investments in related parties	45,566	—	(15,732)	29,834
Assets of consolidated variable interest entities
Cash and cash equivalents	—	175	—	175
Investments	1,742	23,064	(153)	24,653
Other assets	9	353	—	362
Reinsurance recoverable	8,790	—	—	8,790
Deferred acquisition costs, deferred sales inducements and value of business acquired	7,606	—	—	7,606
Goodwill	4,067	—	—	4,067
Other assets	13,683	—	(89)	13,594
	373,331	23,592	(16,286)	380,637
Total Assets	$385,913	$26,254	$(17,122)	$395,045

				(Continued)

	March 31, 2025
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,773	$—	$—	$3,773
Due to related parties	910	—	(202)	708
Debt	4,280	—	—	4,280
Liabilities of consolidated variable interest entities
Debt, at fair value	—	128	(128)	—
Other liabilities	—	861	(76)	785
	8,963	989	(406)	9,546
Retirement Services
Interest sensitive contract liabilities	273,439	—	—	273,439
Future policy benefits	49,897	—	—	49,897
Market risk benefits	4,362	—	—	4,362
Debt	6,301	—	—	6,301
Payables for collateral on derivatives and securities to repurchase	7,253	—	—	7,253
Other liabilities	10,372	—	(17)	10,355
Liabilities of consolidated variable interest entities
Other liabilities	31	1,521	(4)	1,548
	351,655	1,521	(21)	353,155
Total Liabilities	360,618	2,510	(427)	362,701
Commitments and Contingencies (note 16)
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,487	40	—	15,527
Retained earnings (accumulated deficit)	5,635	16,881	(16,882)	5,634
Accumulated other comprehensive income (loss)	(4,575)	(37)	29	(4,583)
Total AGM Stockholders’ Equity	17,945	16,884	(16,853)	17,976
Non-controlling interests	7,350	6,860	158	14,368
Total Equity	25,295	23,744	(16,695)	32,344
Total Liabilities and Equity	$385,913	$26,254	$(17,122)	$395,045

				(Concluded)

	December 31, 2024
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,692	$—	$—	$2,692
Restricted cash and cash equivalents	3	—	—	3
Investments	6,558	—	(472)	6,086
Assets of consolidated variable interest entities
Cash and cash equivalents	—	158	—	158
Investments	—	2,962	(156)	2,806
Other assets	—	188	(104)	84
Due from related parties	630	—	(46)	584
Goodwill	264	—	—	264
Other assets	2,579	—	—	2,579
	12,726	3,308	(778)	15,256
Retirement Services
Cash and cash equivalents	12,733	—	—	12,733
Restricted cash and cash equivalents	943	—	—	943
Investments	262,561	—	(278)	262,283
Investments in related parties	44,332	—	(15,448)	28,884
Assets of consolidated variable interest entities
Cash and cash equivalents	—	583	—	583
Investments	1,807	21,722	(105)	23,424
Other assets	12	553	—	565
Reinsurance recoverable	8,194	—	—	8,194
Deferred acquisition costs, deferred sales inducements and value of business acquired	7,173	—	—	7,173
Goodwill	4,063	—	—	4,063
Other assets	13,865	—	(71)	13,794
	355,683	22,858	(15,902)	362,639
Total Assets	$368,409	$26,166	$(16,680)	$377,895

				(Continued)

	December 31, 2024
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,616	$—	$—	$3,616
Due to related parties	834	—	(124)	710
Debt	4,279	—	—	4,279
Liabilities of consolidated variable interest entities
Debt, at fair value	—	123	(123)	—
Other liabilities	—	1,417	(54)	1,363
	8,729	1,540	(301)	9,968
Retirement Services
Interest sensitive contract liabilities	253,637	—	—	253,637
Future policy benefits	49,902	—	—	49,902
Market risk benefits	4,028	—	—	4,028
Debt	6,309	—	—	6,309
Payables for collateral on derivatives and securities to repurchase	11,652	—	—	11,652
Other liabilities	9,789	—	(5)	9,784
Liabilities of consolidated variable interest entities
Other liabilities	30	1,610	(5)	1,635
	335,347	1,610	(10)	336,947
Total Liabilities	344,076	3,150	(311)	346,915
Commitments and Contingencies (note 16)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	16	—	16
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,287	40	—	15,327
Retained earnings (accumulated deficit)	6,021	16,673	(16,672)	6,022
Accumulated other comprehensive income (loss)	(5,485)	(60)	51	(5,494)
Total AGM Stockholders’ Equity	17,221	16,653	(16,621)	17,253
Non-controlling interests	7,112	6,347	252	13,711
Total Equity	24,333	23,000	(16,369)	30,964
Total Liabilities, Redeemable non-controlling interests and Equity	$368,409	$26,166	$(16,680)	$377,895

				(Concluded)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, Inc.’s condensed consolidated financial statements and the related notes within this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Item 1A. Risk Factors” in the 2024 Annual Report. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of March 31, 2025, Apollo had a team of 5,141 employees, including 1,984 employees of Athene.

Asset Management

Our Asset Management segment focuses on credit and equity investing strategies. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of March 31, 2025, we had total AUM of $785 billion.

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

Credit

Credit is our largest asset management strategy with $641 billion of AUM as of March 31, 2025. Our credit strategy spans third-party strategies and Apollo’s retirement services business across four main investment pillars: direct origination, asset-backed, multi credit and opportunistic credit. Our credit strategy provides flexible, scaled and diverse capital solutions across the entire credit risk-return spectrum, with a focus on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage.

Equity

Our equity strategy managed $144 billion of AUM as of March 31, 2025. Across our equity strategy, we maintain our focus on creative structuring and sourcing while working with the management teams of the portfolio companies of the Apollo-managed funds to help transform and grow their businesses. Our flexible mandate and purchase price discipline allow us to embrace complexity and seek attractive outcomes for our stakeholders. Apollo’s equity team has experience across sectors, industries, and geographies spanning its private equity, hybrid value, secondaries equity, AAA, real estate equity, impact investing, infrastructure and clean transition equity strategies. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through March 31, 2025.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene’s primary product line is annuities, which include fixed, payout and group annuities issued in conjunction with pension group annuity transactions. Athene also offers funding agreements, which are comprised of funding agreements issued under its FABN program, secured and other funding agreements, funding agreements issued to the FHLB and repurchase agreements with an original maturity exceeding one year. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support.

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

Principal Investing

Our Principal Investing segment is comprised of our realized performance fee income, realized investment income from our balance sheet investments, and certain allocable expenses related to corporate functions supporting the entire company. The Principal Investing segment also includes our growth capital and liquidity resources at AGM. Over time, we may deploy capital into strategic investments that will help accelerate the growth of our Asset Management segment, by broadening our investment management and/or product distribution capabilities or increasing the efficiency of our operations. We believe these investments may translate into greater compounded annual growth of Fee Related Earnings.

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

The ongoing uncertainty regarding trade policy poses a significant downside risk to the current economic outlook. Tariffs, which are inflationary in nature, remain in place and may have a negative impact on GDP growth. The potential impact of tariffs on corporate earnings remains uncertain and will depend on the duration and outcome of related trade negotiations.

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which include global inflation. U.S. inflation remains elevated with the U.S. Bureau of Labor Statistics reporting the annual U.S. inflation rate at 2.4% as of March 31, 2025, compared to 2.9% as of December 31, 2024. The U.S. Federal Reserve finished the quarter with a benchmark interest rate target range of 4.25% to 4.50%, unchanged from its December 2024 meeting.

Equity market performance was mixed during the first quarter of 2025. In the U.S., the S&P 500 Index decreased by 4.6% during the first quarter of 2025, following an increase of 2.1% in the fourth quarter of 2024. However, global equity markets increased during the quarter, with the MSCI All Country World ex USA Index increasing by 6.4%, following a decrease of 7.4% in the fourth quarter of 2024.

Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the first quarter of 2025, with the BofAML HY Master II Index increasing by 0.9%, while the Morningstar/LSTA Leveraged Loan Index increased by 0.4%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP contracted at an annual rate of 0.3% in the first quarter of 2025, following an increase of 2.4% in the fourth quarter of 2024. As of April 2025, the International Monetary Fund estimated the U.S. economy will expand by 1.8% in 2025 and 1.7% in 2026. The U.S. Bureau of Labor Statistics reported the U.S. unemployment rate increased to 4.2% as of March 31, 2025.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar weakened in the first quarter of 2025 compared to the euro and the British pound. Relative to the U.S. dollar, the euro appreciated 4.5% during the first quarter of 2025, after depreciating 7.0% in the fourth quarter of 2024, while the British pound appreciated 3.2% during the first quarter of 2025, after depreciating 6.4% in the fourth quarter of 2024. Oil finished the first quarter of 2025 down 0.3% from the fourth quarter of 2024.

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

As of March 31, 2025, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Medium and long-term rates decreased during the first quarter of 2025, with the U.S. 10-year Treasury yield at 4.23% as of March 31, 2025, compared to 4.58% as of December 31, 2024. Short-term rates decreased during the first quarter of 2025, with the 3-month secured overnight financing rate at 4.29% as of March 31, 2025 compared to 4.31% as of December 31, 2024.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower its overall net floating rate position. As of March 31, 2025, Athene’s net invested asset portfolio included $52.9 billion of floating rate investments, or 20% of its net invested assets, and its net reserve liabilities included $35.7 billion of floating rate liabilities at notional, or 13% of its net invested assets, resulting in $17.2 billion of net floating rate assets, or 7% of its net invested assets.

If prevailing interest rates were to rise, we believe Athene’s products would be more attractive to consumers and its sales would likely increase. If prevailing interest rates were to decline, it is likely that Athene’s products would be less attractive to consumers and its sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that Athene is unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. A significant majority of Athene’s deferred annuity products have crediting rates that it may reset annually upon renewal, following the expiration of the current guaranteed period. While Athene has the contractual ability to lower these crediting rates to the guaranteed minimum levels at renewal, its willingness to do so may be limited by competitive pressures. Athene’s funding agreements and other investment-type products, the latter of which is comprised of immediate annuities without significant mortality risk (including pension group annuities without life contingencies) and assumed endowments without significant mortality risks, provide little to no discretionary ability to change the rates of interest that determine the amounts payable to the respective policyholder or institution.

See “Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk,” in this report and “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our 2024 Annual Report, which include a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Overview of Results of Operations

Financial Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of March 31, 2025.

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

As of March 31, 2025, approximately 41% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 59% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in the 2024 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis, (ii) unrealized performance fees and (iii) realized performance fees, inclusive of realized incentive fees:

	March 31, 2025	Performance Fees for the Three Months Ended March 31, 2025

(In millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total
Accord and Accord+ Funds	$102	$10	$—	$10
AIOF I and II	59	2	—	2
ANRP I, II and III[1]	56	17	5	22
Athora	69	(15)	—	(15)
Credit Strategies	27	16	5	21
EPF Funds[1]	28	7	—	7
FCI Funds	88	(21)	—	(21)
Freedom Parent Holdings	36	17	—	17
Fund X	282	83	—	83
Fund IX	1,552	(46)	77	31
Fund VIII[2]	1	(8)	1	(7)
Fund VI	33	—	2	2
HVF I	60	—	3	3
HVF II	130	(38)	72	34
MidCap Financial	37	—	3	3
Redding Ridge Holdings	151	14	8	22
Other[1,3]	651	81	68	149
Total	$3,362	$119	$244	$363
Total, net of profit sharing payable4/expense	$1,594	$14	$70	$84

1 As of March 31, 2025, certain funds had $191 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $2.2 billion as of March 31, 2025.

2 As of March 31, 2025, the remaining investments and escrow cash of Fund VIII was valued at 85% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2025, Fund VIII had $138 million of gross performance fees or $76 million net of profit sharing, in escrow. With respect to Fund VIII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement. Performance fees receivable as of March 31, 2025 and realized performance fees for the three months ended March 31, 2025 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.8 billion as of March 31, 2025, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $55 million.

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

The following table summarizes our performance fees since inception through March 31, 2025:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
Accord and Accord+ Funds	$102	$47	$149	$—	$102
AIOF I and II	59	63	122	—	64
ANRP I, II and III	56	191	247	3	116
Athora	69	—	69	—	69
Credit Strategies	27	481	508	—	21
EPF Funds	28	542	570	112	37
FCI Funds	88	24	112	—	88
Freedom Parent Holdings	36	108	144	—	27
Fund X	282	—	282	—	282
Fund IX	1,552	1,375	2,927	—	2,295
Fund VIII	1	1,783	1,784	56	1,177
Fund VII	—	3,271	3,271	—	—
Fund VI	33	1,664	1,697	—	—
Fund IV and Fund V	—	2,023	2,023	1	—
HVF I	60	255	315	—	184
HVF II	130	72	202	—	165
MidCap Financial	37	166	203	—	37
Redding Ridge Holdings	151	—	151	—	143
Other[5]	651	2,719	3,370	19	736
Total	$3,362	$14,784	$18,146	$191	$5,543

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2025. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.29 as of March 31, 2025.

[2] Amounts exclude certain performance fees from business development companies and Redding Ridge Holdings LP (“Redding Ridge Holdings”), an affiliate of Redding Ridge.
[3] Amounts were computed based on the fair value of fund investments on March 31, 2025. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at March 31, 2025. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on March 31, 2025. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

Other Income (Losses), Net

Other income (losses), net includes interest income, gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, remeasurement of the tax receivable agreement liability and other miscellaneous non-operating income and expenses.

Financial Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business, which is operated by Athene, as of March 31, 2025.

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

Investment related gains (losses)

Investment related gains (losses) primarily consist of (i) realized gains and losses on sales of investments, (ii) unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships, (iii) gains and losses on trading securities, (iv) gains and losses on equity securities, (v) changes in the fair value of the embedded derivatives and derivatives not designated as a hedge, (vi) changes in the fair value of mortgage loan assets, (vii) foreign exchange gains and losses and (viii) changes in the provision for credit losses.

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

Future policy benefits include liabilities for no-lapse guarantees on universal life insurance and fixed indexed universal life insurance. Each reporting period, expected excess benefits and assessments are updated with actual excess benefits and assessments. Athene also periodically revises the key assumptions used in the calculation of the liabilities that result in revisions to the expected excess benefits and assessments. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made. Changes in the liabilities associated with no-lapse guarantees are recorded in future policy and other policy benefits on the condensed consolidated statements of operations.

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

Adjusted Net Income (“ANI”) represents Segment Income less HoldCo interest and other financing costs and estimated income taxes. For purposes of calculating the Adjusted Net Income tax rate, Segment Income is reduced by HoldCo interest and financing costs. Income taxes on FRE and PII represents the total current corporate, local, and non-U.S. taxes as well as the current payable under Apollo’s tax receivable agreement. Income taxes on FRE and PII excludes the impacts of deferred taxes and the remeasurement of the tax receivable agreement, which arise from changes in estimated future tax rates. Certain assumptions and methodologies that impact the implied FRE and PII income tax provision are similar to those used under U.S. GAAP. Specifically, certain deductions considered in the income tax provision under U.S. GAAP relating to transaction-related costs, equity-based compensation, charitable contributions and tax deductible interest expense are taken into account for the implied tax provision. Income Taxes on SRE represent the total current and deferred tax expense or benefit on income before taxes adjusted to eliminate the impact of the tax expense or benefit associated with the non-operating adjustments. Management believes the methodologies used to compute income taxes on FRE, SRE, and PII are meaningful to each segment and increases comparability of income taxes between periods.

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

Results of Operations

Below is a discussion of our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024
Revenues
Asset Management
Management fees	$508	$438	$70	16.0%
Advisory and transaction fees, net	195	169	26	15.4
Investment income (loss)	303	402	(99)	(24.6)
Incentive fees	40	26	14	53.8
	1,046	1,035	11	1.1
Retirement Services
Premiums	127	101	26	25.7
Product charges	265	238	27	11.3
Net investment income	4,341	3,576	765	21.4
Investment related gains (losses)	(828)	1,677	(2,505)	NM
Revenues of consolidated variable interest entities	592	411	181	44.0
Other revenues	5	2	3	150.0
	4,502	6,005	(1,503)	(25.0)
Total Revenues	5,548	7,040	(1,492)	(21.2)
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	326	269	57	21.2
Equity-based compensation	138	176	(38)	(21.6)
Profit sharing expense	281	222	59	26.6
Total compensation and benefits	745	667	78	11.7
Interest expense	60	51	9	17.6
General, administrative and other	308	240	68	28.3
	1,113	958	155	16.2
Retirement Services
Interest sensitive contract benefits	1,494	2,884	(1,390)	(48.2)
Future policy and other policy benefits	541	543	(2)	(0.4)
Market risk benefits remeasurement (gains) losses	385	(154)	539	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	267	207	60	29.0
Policy and other operating expenses	542	453	89	19.6
	3,229	3,933	(704)	(17.9)
Total Expenses	4,342	4,891	(549)	(11.2)
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(18)	39	(57)	NM
Net gains (losses) from investment activities of consolidated variable interest entities	211	25	186	NM
Other income (loss), net	(218)	(26)	(192)	NM
Total Other income (loss)	(25)	38	(63)	NM

Income (loss) before income tax (provision) benefit	1,181	2,187	(1,006)	(46.0)
Income tax (provision) benefit	(243)	(422)	179	(42.4)
Net income (loss)	938	1,765	(827)	(46.9)
Net (income) loss attributable to non-controlling interests	(496)	(338)	(158)	46.7
Net income (loss) attributable to Apollo Global Management, Inc.	442	1,427	(985)	(69.0)
Preferred stock dividends	(24)	(24)	—	—
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$418	$1,403	$(985)	(70.2)%

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

In this section, references to 2025 refer to the three months ended March 31, 2025 and references to 2024 refer to the three months ended March 31, 2024.

Asset Management

Revenues

Revenues were $1,046 million in 2025, an increase of $11 million from $1,035 million in 2024, primarily driven by an increase in management fees and advisory and transaction fees, net, partially offset by a decrease in investment income.

Management fees increased by $70 million to $508 million in 2025 from $438 million in 2024. The increase in management fees was primarily attributable to management fees earned from Atlas, ADS, and Apollo S3 Equity and Hybrid Solutions Fund, L.P. ("S3 Equity and Hybrid Solutions") of $24 million, $18 million and $15 million, respectively, partially offset by a decrease in management fees earned from Fund IX and Fund VIII of $10 million and $4 million, respectively. Management fees in 2025 also benefited from increased management fees earned from certain strategic separately managed accounts. The increase in management fees earned from Atlas, ADS and S3 Equity and Hybrid Solutions was driven by higher fee-generating AUM due to an increase in the management fee basis, an increase in subscriptions and additional closes, respectively. The decrease in management fees earned from Fund IX and Fund VIII were correlated with Fund IX’s decrease in invested capital and the expiration of Fund VIII’s fee-paying period, respectively.

Advisory and transaction fees, net increased by $26 million to $195 million in 2025 from $169 million in 2024. Advisory and transaction fees earned during 2025 were primarily attributable to advisory and transaction fees earned from companies in the (i) manufacturing and industrial and (ii) financial services sectors.

Investment income decreased $99 million in 2025 to $303 million compared to $402 million in 2024. The decrease in investment income of $99 million in 2025 was primarily driven by decreases in performance allocations of $98 million.

Significant drivers for performance allocations in 2025 were performance allocations primarily earned from Fund X, HVF II, Fund IX, Redding Ridge Holdings and Credit Strategies of $83 million, $34 million, $31 million, $22 million and $21 million, respectively, partially offset by performance allocation losses from Financial Credit Investment II, L.P. (“FCI II”) of $17 million.

See below for details on the respective performance allocations in 2025.

The performance allocations earned from Fund X in 2025 were primarily driven by the appreciation and realization of the fund’s investments in the (i) consumer and retail, (ii) chemicals and (iii) manufacturing and industrial sectors.

The performance allocations earned from HVF II in 2025 were primarily driven by the appreciation and realization of the fund’s investments in private portfolio companies in the (i) consumer and retail, (ii) consumer services and (iii) media, telecom and technology sectors.

The performance allocations earned from Fund IX in 2025 were primarily driven by the appreciation and realization of the fund’s investments in the (i) manufacturing and industrial and (ii) leisure sectors, and the fund’s distressed investments.

The performance allocations earned from Redding Ridge Holdings in 2025 were primarily driven by existing and new CLO issuances, resets, accumulation of warehouse assets, new consulting contracts and the net income generated by the vehicle’s strategic investments.

The performance allocations earned from Credit Strategies in 2025 were driven by the net income generated by the fund’s investments.

The performance allocation losses from FCI II in 2025 were primarily driven by higher premium expenses offset, in part, by gains generated from maturities and mark-to-market appreciation. Additionally, the fund’s preferred return threshold was no longer met, leading to a reversal of previously earned performance fees in the first quarter of 2025.

Expenses

Expenses were $1,113 million in 2025, an increase of $155 million from $958 million in 2024, primarily due to increases in total compensation and benefits and general, administrative and other expenses.

Total compensation and benefits were $745 million in 2025, an increase of $78 million from $667 million in 2024, primarily due to increases in profit sharing expense and salary, bonus and benefits of $59 million and $57 million, respectively, partially offset by a decrease in equity-based compensation of $38 million. The increase in salary, bonus and benefits of $57 million was primarily driven by increased headcount in 2025, whereas the decrease in equity-based compensation of $38 million was primarily due to a decrease in amortization of certain RSUs. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the then Co-Presidents of AAM, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period.

General, administrative and other expenses were $308 million in 2025, an increase of $68 million from $240 million in 2024. The increase in 2025 was primarily driven by increases in professional fees, depreciation and amortization and higher placement fees.

Interest expense was $60 million in 2025, an increase of $9 million from $51 million in 2024. The increase in 2025 was primarily driven by higher interest rates from additional debt issuances in the full year 2024, offset, in part, by debt repayments.

Other Income (Loss)

Other income (loss) was a loss of $25 million in 2025, a decrease of $63 million from income of $38 million in 2024. This decrease was primarily driven by decreases in other income (loss), net and net gains (losses) from investment activities of $192 million and $57 million, respectively, offset by an increase in net gains (losses) from investment activities of consolidated variable interest entities of $186 million.

The decrease in other income (loss) of $192 million was primarily driven by the issuance of common stock to the Apollo DAF and derivative losses primarily on forward contracts and fluctuations in foreign exchange rates in 2025. The decrease in net gains (losses) from investment activities of $57 million was primarily due to depreciation in the Company’s investments in Global Business Travel Group, Inc.

The increase in net gains (losses) from investment activities of consolidated VIEs of $186 million was primarily driven by the appreciation of a consolidated VIE’s underlying investment valuation.

Retirement Services

Revenues

Retirement Services revenues were $4.5 billion in 2025, a decrease of $1.5 billion from $6.0 billion in 2024. The decrease was primarily driven by a decrease in investment related gains (losses), partially offset by an increase in net investment income and an increase in revenues of consolidated VIEs.

Investment related gains (losses) were losses of $828 million in 2025, a decrease of $2.5 billion from gains of $1.7 billion in 2024, primarily due to the unfavorable change in fair value of FIA hedging derivatives, unfavorable net foreign exchange impacts and an increase in realized losses on AFS securities, partially offset by the favorable change in fair value of mortgage loans and reinsurance assets. The change in fair value of FIA hedging derivatives decreased $2.7 billion, primarily driven by the unfavorable performance of the equity indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 Index, which decreased 4.6% in 2025, compared to an increase of 10.2% in 2024. The unfavorable net foreign exchange impacts were primarily related to the weakening of the U.S. dollar against foreign currencies in 2025 compared to 2024. The change in fair value of mortgage loans increased $952 million and the change in fair value of reinsurance assets increased $233 million, primarily driven by a decrease in U.S. Treasury rates in 2025 compared to an increase in 2024.

Net investment income was $4.3 billion in 2025, an increase of $765 million from $3.6 billion in 2024, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows during the previous twelve months and higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment, partially offset by lower floating rate income.

Revenues of consolidated VIEs were $592 million in 2025, an increase of $181 million from $411 million in 2024, primarily driven by gains within AAA related to favorable returns on the underlying assets, a favorable change in the fair value of mortgage loans held in VIEs related to a decrease in U.S. Treasury rates in 2025 compared to an increase in 2024, and favorable returns from A-A Onshore Fund, LLC.

Expenses

Retirement Services expenses were $3.2 billion in 2025, a decrease of $704 million from $3.9 billion in 2024. The decrease was primarily driven by a decrease in interest sensitive contract benefits, partially offset by an increase in market risk benefits remeasurement (gains) losses, an increase in policy and other operating expenses, and an increase in DAC, DSI and VOBA amortization.
Interest sensitive contract benefits were $1.5 billion in 2025, a decrease of $1.4 billion from $2.9 billion in 2024, primarily driven by a decrease in the change in FIA reserves and lower rates on floating rate funding agreements, partially offset by significant growth in Athene’s deferred annuity and funding agreement blocks of business and higher rates on new deferred annuity and funding agreement issuances in comparison to its existing blocks of business. The change in Athene’s FIA reserves includes the impact from changes in the fair value of FIA embedded derivatives. The decrease in the change in fair value of FIA embedded derivatives of $2.2 billion was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 Index, which decreased 4.6% in 2025, compared to an increase of 10.2% in 2024. The change in fair value of FIA embedded derivatives was also driven by the favorable impact of rates on policyholder projected benefits. These impacts were partially offset by the unfavorable change in discount rates used in Athene’s embedded derivative calculations as 2025 experienced a decrease in discount rates compared to an increase in 2024.

Market risk benefits remeasurement (gains) losses were $385 million in 2025, an increase of $539 million from $(154) million in 2024. The losses in 2025 compared to gains in 2024 were primarily driven by an unfavorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $417 million unfavorable compared to 2024 due to a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, and $123 million unfavorable related to unfavorable equity market performance in 2025 compared to 2024.

Policy and other operating expenses were $542 million in 2025, an increase of $89 million from $453 million in 2024, primarily driven by an increase in interest expense and policy acquisition expenses related to significant growth.

DAC, DSI and VOBA amortization was $267 million in 2025, an increase of $60 million from $207 million in 2024, primarily due to an increase in acquisition costs that are deferred and amortized driven by strong growth in Athene’s deferred annuity business.

Income Tax (Provision) Benefit

The Company’s income tax provision totaled $243 million and $422 million in 2025 and 2024, respectively. The change to the provision was primarily related to the decline in pretax income and increased income passed through to non-controlling interests. The (provision) for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 20.6% and 19.3% for 2025 and 2024, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests, (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m), and (iv) Bermuda CIT. See note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax (provision).

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 17 to our condensed consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024
Asset Management:
Management fees - Credit	$569	$463	$106	22.9%
Management fees - Equity	201	189	12	6.3
Management fees	770	652	118	18.1
Capital solutions fees and other, net	154	141	13	9.2
Fee-related performance fees	54	46	8	17.4
Fee-related compensation	(259)	(220)	39	17.7
Non-compensation expenses	(160)	(157)	3	1.9
Fee Related Earnings (FRE)	$559	$462	$97	21.0%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

In this section, references to 2025 refer to the three months ended March 31, 2025 and references to 2024 refer to the three months ended March 31, 2024.

FRE was $559 million in 2025, an increase of $97 million compared to $462 million in 2024. This increase was primarily attributable to growth in fee related revenues, including management fees, capital solutions fees and other, net and fee-related performance fees.

The increase in management fees was primarily attributable to management fees earned from Athene, ADS and S3 Equity and Hybrid Solutions of $70 million, $16 million and $15 million, respectively, partially offset by decreases in management fees earned from Fund IX and Fund VIII of $10 million and $4 million, respectively. The increase in management fees earned from Athene was primarily driven by increases in fee-generating AUM as a result of record organic growth at Athene. The increase in management fees earned from ADS and S3 Equity and Hybrid Solutions was primarily driven by increased subscriptions in 2025. The decrease in management fees earned from Fund IX and Fund VIII were correlated with Fund IX’s decrease in invested capital and the expiration of Fund VIII’s fee-paying period, respectively.

Capital solutions fees in 2025 were primarily attributable to fees earned from companies in the (i) manufacturing and industrial and (ii) financial services sectors.

The increase in fee-related performance fees in 2025 was primarily attributable to fees earned from ADS, reflecting the growing contribution from Apollo’s wealth-focused products.

The growth in revenues was offset, in part, by higher fee-related compensation expense and non-compensation expenses. Higher fee-related compensation expense in 2025 was driven by increased headcount as a result of our investment in the next phase of our growth. Non-compensation expenses moderately grew in 2025 reflecting expense discipline and were primarily driven by an increase in placement fees and higher depreciation and amortization expenses, partially offset by decreases in recruitment fees and travel and entertainment expenses.

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

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for Apollo’s investing strategies within the Asset Management segment:

	March 31, 2025
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$103,199	$59,421	$162,620
AUM Not Currently Generating Performance Fees	9,570	4,950	14,520
Uninvested Performance Fee-Eligible AUM	28,562	29,191	57,753
Total Performance Fee-Eligible AUM	$141,331	$93,562	$234,893

	March 31, 2024
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$83,931	$53,785	$137,716
AUM Not Currently Generating Performance Fees	7,086	5,014	12,100
Uninvested Performance Fee-Eligible AUM	25,540	33,543	59,083
Total Performance Fee-Eligible AUM	$116,557	$92,342	$208,899

	December 31, 2024
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$92,532	$57,665	$150,197
AUM Not Currently Generating Performance Fees	10,454	4,354	14,808
Uninvested Performance Fee-Eligible AUM	30,695	27,779	58,474
Total Performance Fee-Eligible AUM	$133,681	$89,798	$223,479

[1] Performance Fee-Generating AUM of $7.0 billion, $8.8 billion and $6.1 billion as of March 31, 2025, March 31, 2024 and December 31, 2024, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	March 31, 2025
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$25,876		$25,876
Fee-Generating AUM based on invested capital	13,488	29,106		42,594
Fee-Generating AUM based on gross/adjusted assets	444,718	6,535		451,253
Fee-Generating AUM based on NAV	64,638	10,797		75,435
Total Fee-Generating AUM	$522,844	$72,314	[1]	$595,158

[1] The weighted average remaining life of the traditional private equity funds as of March 31, 2025 was 65 months.

	March 31, 2024
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$216	$28,018		$28,234
Fee-Generating AUM based on invested capital	10,665	29,329		39,994
Fee-Generating AUM based on gross/adjusted assets	373,456	5,463		378,919
Fee-Generating AUM based on NAV	50,951	7,999		58,950
Total Fee-Generating AUM	$435,288	$70,809	[1]	$506,097

[1] The weighted average remaining life of the traditional private equity funds at March 31, 2024 was 68 months.

	December 31, 2024
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$24,678		$24,678
Fee-Generating AUM based on invested capital	12,462	33,271		45,733
Fee-Generating AUM based on gross/adjusted assets	421,421	5,547		426,968
Fee-Generating AUM based on NAV	61,960	9,327		71,287
Total Fee-Generating AUM	$495,843	$72,823	[1]	$568,666

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2024 was 60 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $348.6 billion, $331.5 billion and $293.1 billion of AUM on behalf of Athene as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 15 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $54.1 billion, $52.4 billion and $51.6 billion of AUM on behalf of Athora as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

The following tables summarize changes in total AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended March 31,
	2025			2024
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$616,387	$134,650	$751,037	$515,523	$135,253	$650,776
Inflows[2]	37,577	9,122	46,699	36,856	2,360	39,216
Outflows[2]	(19,941)	(315)	(20,256)	(17,940)	(1,800)	(19,740)
Net Flows	17,636	8,807	26,443	18,916	560	19,476
Realizations	(1,350)	(2,100)	(3,450)	(5,056)	(2,586)	(7,642)
Market Activity[3]	8,672	2,456	11,128	6,881	1,513	8,394
End of Period	$641,345	$143,813	$785,158	$536,264	$134,740	$671,004

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

[2] Inflows and outflows reflected above include $3.4 billion for Total AUM related to a strategy realignment of certain funds from Credit to Equity as of January 1, 2025 with no impact to net flows presented for the three months ended March 31, 2025. Outflows for Total AUM include redemptions of $1.6 billion and $1.5 billion during the three months ended March 31, 2025 and 2024, respectively.

[3] Includes foreign exchange impacts of $3.4 billion and $(1.7) billion during the three months ended March 31, 2025 and 2024, respectively.

Three Months Ended March 31, 2025

Total AUM was $785.2 billion at March 31, 2025, an increase of $34.1 billion, or 4.5%, compared to $751.0 billion at December 31, 2024. The net increase was primarily driven by subscriptions across the platform, market activity primarily in our credit strategy and the growth of our retirement services client assets, partially offset by normal course outflows at Athene as well as distributions. More specifically, the net increase was due to:

•Net flows of $26.4 billion primarily attributable to:
•a $17.6 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $10.8 billion related to the growth of our retirement services clients; (ii) $6.8 billion of subscriptions mostly related to the direct origination, multi-credit and opportunistic credit funds we manage, partially offset by $(1.3) billion of redemptions, and
•an $8.8 billion increase related to the funds we manage in our equity strategy, primarily due to $4.3 billion of subscriptions across secondaries equity and hybrid value funds we manage, and $3.5 billion of net transfer activity.

•Market activity of $11.1 billion primarily attributable to:
•$8.7 billion related to the funds we manage in our credit strategy primarily consisting of $4.6 billion related to our retirement services clients, $1.5 billion related to the direct origination funds; and $0.7 billion related to ISGI, and
•$2.5 billion related to the funds we manage in our equity strategy primarily driven by our traditional private equity funds.

•Realizations of $(3.5) billion primarily attributable to:
•$(2.1) billion related to the funds we manage in our equity strategy primarily consisting of distributions from the hybrid value funds and traditional private equity funds.
•$(1.4) billion related to the funds we manage in our credit strategy, largely driven by distributions from the direct origination and asset-backed finance funds.

The following tables summarize changes in Fee-Generating AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended March 31,
	2025			2024
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$495,843	$72,823	$568,666	$422,036	$70,916	$492,952
Inflows[2]	39,956	5,221	45,177	29,448	1,510	30,958
Outflows[2,3]	(19,656)	(5,696)	(25,352)	(21,306)	(1,005)	(22,311)
Net Flows	20,300	(475)	19,825	8,142	505	8,647
Realizations	(848)	(289)	(1,137)	(1,148)	(518)	(1,666)
Market Activity[4]	7,549	255	7,804	6,258	(94)	6,164
End of Period	$522,844	$72,314	$595,158	$435,288	$70,809	$506,097

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

[2] Inflows and outflows reflected above include $2.0 billion for FGAUM related to a strategy realignment of certain funds from Credit to Equity as of January 1, 2025 with no impact to net flows presented for the three months ended March 31, 2025. Outflows for Fee-Generating AUM include redemptions of $1.5 billion and $1.3 billion during the three months ended March 31, 2025 and 2024, respectively.

[3] Included in the Equity outflows for FGAUM for the three months ended March 31, 2025 is $4.5 billion related to the expiration of Fund VIII's fee-paying period.
[4] Includes foreign exchange impacts of $2.6 billion and $(1.3) billion during the three months ended March 31, 2025 and 2024, respectively.

Three Months Ended March 31, 2025

Total Fee-Generating AUM was $595.2 billion at March 31, 2025, an increase of $26.5 billion, or 4.7%, compared to $568.7 billion at December 31, 2024. The net increase was primarily driven by the growth of our retirement services client assets, market activity primarily in our credit strategy, and subscriptions across the platform, partially offset by redemptions. More specifically, the net increase was due to:

•Net flows of $19.8 billion primarily attributable to a $20.3 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) a $10.8 billion increase related to the growth of our retirement services client assets; (ii) $6.2 billion of other net fee-generating movements; and (iii) $4.4 billion of subscriptions primarily related to the direct origination and multi-credit funds we manage, partially offset by $(1.2) billion of redemptions.

•Market activity of $7.8 billion primarily attributable to the funds we manage in our credit strategy, consisting of $4.6 billion related to our retirement services clients, $1.0 billion related to the direct origination funds we manage and $0.9 billion related to ISGI.

•Realizations of $(1.1) billion across the credit and equity strategies.

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

The following presents origination, gross capital deployment and uncalled commitments (in billions):

Note: Totals may not add due to rounding

As of March 31, 2025 and December 31, 2024, Apollo had $64 billion and $61 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024
Retirement Services:
Fixed income and other net investment income	$2,914	$2,454	$460	18.7%
Alternative net investment income	315	266	49	18.4
Net investment earnings	3,229	2,720	509	18.7
Strategic capital management fees	29	25	4	16.0
Cost of funds	(2,210)	(1,723)	487	28.3
Net investment spread	1,048	1,022	26	2.5
Other operating expenses	(114)	(114)	—	—
Interest and other financing costs	(130)	(91)	39	42.9
Spread Related Earnings	$804	$817	$(13)	(1.6)%

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

In this section, references to 2025 refer to the three months ended March 31, 2025 and references to 2024 refer to the three months ended March 31, 2024.

Spread Related Earnings

SRE was $804 million in 2025, a decrease of $13 million, or 2%, compared to $817 million in 2024. The decrease in SRE was primarily driven by higher cost of funds and interest and other financing costs, partially offset by higher net investment earnings.

Cost of funds was $2.2 billion in 2025, an increase of $487 million from $1.7 billion in 2024, primarily driven by significant growth in deferred annuity and institutional business, higher rates on new business compared to the existing blocks and an increase in business mix to institutional business at higher crediting rates, partially offset by lower rates on floating rate funding agreements.

Interest and other financing costs were $130 million in 2025, an increase of $39 million from $91 million in 2024, primarily related to higher interest expense resulting from a full quarter of expense on the debt issued in March 2024, expense related to the debt issued in October 2024 and a higher average short-term repurchase agreement balance outstanding in 2025 compared to 2024.

Net investment earnings were $3.2 billion in 2025, an increase of $509 million from $2.7 billion in 2024, primarily driven by $33.1 billion of growth in Athene’s average net invested assets, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and an increase in alternative net investment income, partially offset by lower floating rate income. The increase in alternative net investment income compared to 2024 was primarily driven by more favorable performance within strategic origination platforms and equity investments, partially offset by less favorable performance within retirement services platforms and credit investments. The increase in income from strategic origination platforms was mainly attributable to strong performance within other strategic origination platforms, including an initial mark from cost to fair value on Atlas, unfavorable performance from Aqua Finance, Inc. (“Aqua Finance”) in 2024 related to macroeconomic headwinds for consumer loan origination, outsized performance from MidCap Financial in 2025 and a valuation increase on Wheels in 2025. The decrease in income from retirement services platforms was primarily related to continued headwinds impacting dividend projections for Athora in 2025 and an increase in the share price of Challenger Limited (“Challenger”) in 2024 not recurring in 2025 due to the sale of Athene’s common interests in Challenger in the third quarter of 2024.

Net Investment Spread

	Three months ended March 31,
	2025	2024	Change
Fixed income and other net investment earned rate	4.80%	4.66%	14bps
Alternative net investment earned rate	10.08%	9.10%	98bps
Net investment earned rate	5.06%	4.89%	17bps
Strategic capital management fees	0.05%	0.04%	1bp
Cost of funds	(3.46)%	(3.10)%	36bps
Net investment spread	1.65%	1.83%	(18)bps

Net investment spread was 1.65% in 2025, a decrease of 18 basis points compared to 1.83% in 2024, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.46% in 2025, an increase of 36 basis points compared to 3.10% in 2024, primarily driven by higher rates on new business compared to the existing blocks and an increase in business mix to institutional business at higher crediting rates, partially offset by lower rates on floating rate funding agreements.

Net investment earned rate was 5.06% in 2025, an increase of 17 basis points compared to 4.89% in 2024, primarily due to higher returns in both Athene’s fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 4.80% in 2025, an increase from 4.66% in 2024, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment, partially offset by lower floating rate income. Alternative net investment earned rate was 10.08% in 2025, an increase from 9.10% in 2024, primarily driven by more favorable performance within strategic origination platforms and equity investments, partially offset by less favorable performance within retirement services platforms and credit investments. The higher returns from strategic origination platforms was mainly attributable to strong performance within other strategic origination platforms, including an initial mark from cost to fair value on Atlas, unfavorable performance from Aqua Finance in 2024 related to macroeconomic headwinds for consumer loan origination, outsized performance from MidCap Financial in 2025 and a valuation increase on Wheels in 2025. The unfavorable returns from retirement services platforms was primarily related to continued headwinds impacting dividend projections for Athora in 2025 and an increase in the share price of Challenger in 2024 not recurring in 2025 due to the sale of Athene’s common interests in Challenger in the third quarter of 2024.

Investment Portfolio

Athene had total investments, including related parties and consolidated VIEs, of $332.8 billion and $314.6 billion as of March 31, 2025 and December 31, 2024, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Athene has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and consolidated VIEs:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value
U.S. government and agencies	$9,475	2.8%	$7,151	2.3%
U.S. state, municipal and political subdivisions	874	0.3%	921	0.3%
Foreign governments	1,610	0.5%	1,568	0.5%
Corporate	88,204	26.5%	83,585	26.6%
CLO	30,066	9.0%	29,182	9.3%
ABS	25,457	7.7%	24,201	7.7%
CMBS	12,108	3.6%	10,741	3.4%
RMBS	8,759	2.6%	8,015	2.5%
Total AFS securities, at fair value	176,553	53.0%	165,364	52.6%
Trading securities, at fair value	2,106	0.6%	1,583	0.5%
Equity securities, at fair value	1,055	0.3%	1,290	0.4%
Mortgage loans, at fair value	70,916	21.3%	63,239	20.1%
Investment funds	104	—%	107	—%
Policy loans	313	0.1%	318	0.1%
Funds withheld at interest	17,860	5.4%	18,866	6.0%
Derivative assets	6,153	1.9%	8,154	2.6%
Short-term investments	252	0.1%	447	0.2%
Other investments	3,011	0.9%	2,915	0.9%
Total investments	278,323	83.6%	262,283	83.4%
Investments in related parties
Available-for-sale securities, at fair value
Corporate	2,147	0.6%	2,137	0.7%
CLO	6,589	2.0%	6,035	1.9%
ABS	11,252	3.4%	10,631	3.4%
Total AFS securities, at fair value	19,988	6.0%	18,803	6.0%
Trading securities, at fair value	437	0.1%	573	0.2%
Equity securities, at fair value	244	0.1%	234	0.1%
Mortgage loans, at fair value	1,296	0.4%	1,297	0.4%
Investment funds	1,935	0.6%	1,853	0.6%
Funds withheld at interest	4,810	1.4%	5,050	1.6%
Short-term investments	784	0.2%	743	0.2%
Other investments, at fair value	340	0.1%	331	0.1%
Total related party investments	29,834	8.9%	28,884	9.2%
Total investments, including related parties	308,157	92.5%	291,167	92.6%
Investments of consolidated VIEs
Trading securities, at fair value	3,011	0.9%	2,301	0.7%
Mortgage loans, at fair value	2,519	0.8%	2,579	0.8%
Investment funds, at fair value	18,187	5.5%	17,660	5.6%
Other investments	936	0.3%	884	0.3%
Total investments of consolidated VIEs	24,653	7.5%	23,424	7.4%
Total investments, including related parties and consolidated VIEs	$332,810	100.0%	$314,591	100.0%

The $18.2 billion increase in Athene’s total investments, including related parties and consolidated VIEs, as of March 31, 2025 compared to December 31, 2024 was primarily driven by significant growth from gross organic inflows of $25.6 billion in excess of gross liability outflows of $8.4 billion, reinvestment of earnings, unrealized gains on AFS securities during the three months ended March 31, 2025 of $1.5 billion, as well as unrealized gains on mortgage loans and reinsurance assets attributable to a decrease in U.S. Treasury rates, partially offset by credit spread widening in 2025. Additionally, total investments, including related parties and consolidated VIEs, increased due to an increase in VIE investments related to purchases of underlying trading securities and an increase in investment funds attributable to favorable performance of the underlying assets within AAA and net contributions from third-party investors into AAA in 2025, partially offset by the deconsolidation of an existing VIE. These impacts were partially offset by a decrease in short term repurchase agreements outstanding and a decrease in derivative assets primarily related to the impact of unfavorable equity market performance in 2025 on Athene’s call options as well as market impacts on Athene’s derivative swaps and forward contracts.

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 97.2% and 97.1% as of March 31, 2025 and December 31, 2024, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

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

Net Invested Assets

The following summarizes Athene’s net invested assets:

	March 31, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$88,164	33.6%	$86,051	34.6%
CLO	28,094	10.7%	27,698	11.2%
Credit	116,258	44.3%	113,749	45.8%
CML	29,359	11.2%	28,055	11.3%
RML	31,291	11.9%	27,848	11.2%
RMBS	8,036	3.1%	7,635	3.1%
CMBS	9,150	3.5%	8,243	3.3%
Real estate	77,836	29.7%	71,781	28.9%
ABS	29,082	11.1%	28,670	11.5%
Alternative investments	13,012	5.0%	12,000	4.8%
State, municipal, political subdivisions and foreign government	3,161	1.2%	3,237	1.3%
Equity securities	2,068	0.8%	2,201	0.9%
Short-term investments	802	0.3%	1,015	0.4%
U.S. government and agencies	7,220	2.7%	5,531	2.2%
Other investments	55,345	21.1%	52,654	21.1%
Cash and cash equivalents	9,192	3.5%	6,794	2.7%
Other	3,736	1.4%	3,665	1.5%
Net invested assets	$262,367	100.0%	$248,643	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.

Athene’s net invested assets were $262.4 billion and $248.6 billion as of March 31, 2025 and December 31, 2024, respectively. The increase in net invested assets was primarily driven by growth from net organic inflows of $20.1 billion in excess of net liability outflows of $7.0 billion and the reinvestment of earnings, partially offset by a decrease in short-term repurchase agreements outstanding as of March 31, 2025.

In managing its business, Athene utilizes net invested assets as presented in the above table. Net invested assets do not correspond to Athene’s total investments, including related parties, on the condensed consolidated statements of financial condition, as discussed previously in “Managing Business Performance — Key Segment and Non-U.S. GAAP Performance Measures.” Net invested assets represent Athene’s investments that directly back its net reserve liabilities and surplus assets. Athene believes this view of its portfolio provides a view of the assets for which it has economic exposure. Athene adjusts the presentation for assumed and ceded reinsurance transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. Athene also adjusts for VIEs to show the net investment in the funds, which are included in the alternative investments line above as well as adjusting for the allowance for credit losses. Net invested assets include Athene’s proportionate share of ACRA investments, based on its economic ownership, but exclude the proportionate share of investments associated with the non-controlling interests.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024
Principal Investing:
Realized performance fees	$190	$94	$96	102.1%
Realized investment income (loss)	28	14	14	100.0
Principal investing compensation	(188)	(73)	115	157.5
Other operating expenses	(16)	(14)	2	14.3
Principal Investing Income (PII)	$14	$21	$(7)	(33.3)%

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

In this section, references to 2025 refer to the three months ended March 31, 2025 and references to 2024 refer to the three months ended March 31, 2024.

PII was $14 million in 2025, a decrease of $7 million compared to $21 million in 2024. This decrease was primarily attributable to an increase in principal investing compensation expense of $115 million, partially offset by an increase in realized performance fees of $96 million.

Principal investing compensation expense of $188 million in 2025 increased $115 million compared to $73 million in 2024. The increase in 2025 was primarily due to an increase in profit sharing expense associated with the corresponding increase in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, the increase in 2025 was also driven by profit sharing expense attributable to the Company’s incentive pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year, and is included within principal investing compensation. The incentive pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

The increase in realized performance fees of $96 million in 2025 was primarily driven by an increase in realized performance fees generated from HVF II and Fund IX, partially offset by a decrease in realized performance fees earned from Fund VII. Realized performance fees continue to be cyclically light as monetization activity from sizeable private equity and hybrid funds remains prudently delayed amid a challenging exit environment.

The increase in realized investment income of $14 million in 2025 was primarily attributable to realized gains from the sale of a portion of Apollo’s stake in MidCap Financial.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2025, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through its liquidation in 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations” in the 2024 Annual Report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of March 31, 2025, unless otherwise noted.

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Credit:
Accord VI1	2024	$1,884	$1,701	$497	$340	$408	$404	$744	23%	14%
Accord I, II, III, III B, IV & V1	Various	—	7,992	6,795	7,251	—	—	7,251	18	13
Accord+ II	2025	3,699	3,661	1,966	285	1,726	1,744	2,029	NM4	NM4
Accord+	2021	3,029	2,370	6,869	5,454	2,135	2,243	7,697	15	12
ADIP II	2024	6,772	6,016	2,603	—	2,603	3,064	3,064	18	13
ADIP I	2020	5,221	3,254	2,620	1,665	2,597	3,085	4,750	23	19
EPF IV	2023	3,155	3,021	1,272	451	938	1,117	1,568	21	13
EPF III	2017	2,529	4,459	4,975	4,433	1,594	1,547	5,980	8	3
Total Credit		$26,289	$32,474	$27,597	$19,879	$12,001	$13,204	$33,083
Equity:
Fund X	2023	$20,755	$19,877	$7,293	$1,476	$6,639	$8,205	$9,681	40%	19%
Fund IX	2018	31,797	24,729	21,755	14,777	15,415	24,925	39,702	25	17
Fund VIII	2013	6,927	18,377	16,615	23,332	4,725	4,298	27,630	13	9
Fund VII	2008	—	14,677	16,461	34,294	—	—	34,294	33	25
Fund VI	2006	371	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	—	3,742	5,192	12,724	—	—	12,724	61	44
Fund I, II, III, IV & MIA[2]	Various	9	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[3]		$59,859	$98,858	$88,526	$125,139	$27,184	$37,428	$162,567	39	24
AIOF III[5]	N/A	1,622	1,624	411	—	411	448	448	NM4	NM4
AIOF II	2021	2,830	2,542	1,993	751	1,467	1,919	2,670	16	10
AIOF I	2018	344	897	803	1,280	—	—	1,280	22	16
HVF II	2022	5,289	4,592	3,796	805	3,403	4,245	5,050	16	12
HVF I	2019	3,062	3,238	3,698	4,439	869	1,307	5,746	22	17
Total Equity		$73,006	$111,751	$99,227	$132,414	$33,334	$45,347	$177,761

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

Equity

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of March 31, 2025.

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$8,532	$19,663	29%
Non-Control Distressed	6,374	12,569	71
Total	14,906	32,232	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	73,620	130,335	21
Total	$88,526	$162,567	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund X, Fund IX and Fund VIII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI and VII are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to March 31, 2025 and such information was deemed not meaningful. All amounts are as of March 31, 2025.

Fund X

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$720	$747
Opportunistic Buyouts	6,287	7,865
Distressed[1]	286	1,069
Total	$7,293	$9,681

Fund IX

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$5,717	$11,917
Opportunistic Buyouts	14,710	23,891
Distressed[1]	1,328	3,894
Total	$21,755	$39,702

Fund VIII

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,704	$7,060
Opportunistic Buyouts	13,344	19,816
Distressed[1]	567	754
Total	$16,615	$27,630

[1] The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets.

			Total Returns
(In millions)	IPO Year[1]	Total AUM	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
ADS[2]	N/A	$20,058	2%	3%
MidCap Financial[3]	N/A	12,794	5%	4%
ARI[4]	2009	8,831	13%	(2)%
MFIC[4,5]	2004	3,850	(2)%	13%
ADREF[6]	N/A	5,422	—%	(2)%
ADCF[6]	N/A	1,551	2%	3%
ARIS[6]	N/A	1,408	1%	1%
Other[7]	N/A	13,243	N/A	N/A
Total		$67,157

1 An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
2 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are net returns based on NAV.
[3] MidCap Financial is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 4% and 3% for the three months ended March 31, 2025 and 2024, respectively.

[4] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

5 AUM is presented on a three-month lag, as of December 31, 2024, based upon the availability of the information.
6 ADREF, ADCF and ARIS are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV.
[7] Other includes, among others, AUM of $2.0 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of December 31, 2024. Returns and IPO year are not provided for this AUM. Other also includes AUM of $8.2 billion related to third-party capital within AAA.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Three months ended March 31,
(In millions)	2025	2024
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$418	$1,403
Preferred dividends	24	24
Net income (loss) attributable to non-controlling interests	496	338
GAAP Net Income (Loss)	$938	$1,765
Income tax provision (benefit)	243	422
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$1,181	$2,187
Asset Management Adjustments:
Equity-based profit sharing expense[1]	30	94
Equity-based compensation	99	74
Net (income) loss attributable to non-controlling interests in consolidated entities	(549)	(377)
Unrealized performance fees	(119)	(268)
Unrealized profit sharing expense	105	159
HoldCo interest and other financing costs[2]	34	15
Unrealized principal investment (income) loss	2	(11)
Unrealized net (gains) losses from investment activities	61	(16)
Transaction-related costs, restructuring and other non-operating expenses[3]	276	51
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	(151)	22
Non-operating change in insurance liabilities and related derivatives[4]	367	(673)
Integration, restructuring and other non-operating expenses	30	30
Equity-based compensation	11	13
Segment Income	1,377	1,300
HoldCo interest and other financing costs[2]	(34)	(15)
Taxes and related payables	(224)	(221)
Adjusted Net Income	$1,119	$1,064

[1] Equity-based profit sharing expense includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are required to be used by employees of Apollo to purchase restricted shares of common stock or is delivered in the form of RSUs, which are granted under the Equity Plan. Equity-based profit sharing expense and other also includes performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

[2] Represents interest and other financing costs related to AGM not attributable to any specific segment.
[3] Transaction-related costs, restructuring and other non-operating expenses includes; (a) contingent consideration, certain equity-based charges, amortization of intangible assets and certain other expenses associated with acquisitions; (b) gains (losses) from changes in the tax receivable agreement liability; (c) merger-related transaction and integration costs associated with Company’s merger with Athene and (d) other non-operating expenses, including the issuance of shares of AGM common stock for charitable contributions. In the three months ended March 31, 2025, other non-operating expenses includes $200 million in charitable contributions related to the issuance of shares to the Apollo DAF in February 2025.

[4] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	March 31, 2025	December 31, 2024
Total GAAP Common Stock Outstanding	570,432,275	565,738,933
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	14,538,803	14,536,019
Vested RSUs	16,145,959	21,337,132
Unvested RSUs Eligible for Dividend Equivalents	12,646,550	11,455,245
Adjusted Net Income Shares Outstanding	613,763,587	613,067,329

[1] Reflects the number of shares of underlying common stock assumed to be issuable upon conversion of the Mandatory Convertible Preferred Stock during each period.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	March 31, 2025	December 31, 2024
Total investments, including related parties	$308,157	$291,167
Derivative assets	(6,153)	(8,154)
Cash and cash equivalents (including restricted cash)	13,233	13,676
Accrued investment income	2,891	2,816
Net receivable (payable) for collateral on derivatives	(2,793)	(4,602)
Reinsurance impacts	(4,635)	(4,435)
VIE and VOE assets, liabilities and non-controlling interests	17,786	17,613
Unrealized (gains) losses	15,392	18,320
Ceded policy loans	(164)	(167)
Net investment receivables (payables)	(379)	97
Allowance for credit losses	720	720
Other investments	(83)	(87)
Total adjustments to arrive at gross invested assets	35,815	35,797
Gross invested assets	343,972	326,964
ACRA non-controlling interests	(81,605)	(78,321)
Net invested assets	$262,367	$248,643

Liquidity and Capital Resources

Overview

The Company primarily derives revenues and cash flows from the assets it manages and the retirement savings products it issues, reinsures and acquires. Based on management’s experience, we believe the Company’s current liquidity position, together with the cash generated from revenues will be sufficient to meet the Company’s anticipated expenses and other working capital needs for at least the next 12 months. For the longer-term liquidity needs of the asset management business, we expect to continue to fund the asset management business’ operations through management fees and performance fees received. The principal sources of liquidity for the retirement services business, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

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

At March 31, 2025, the Company had $12.9 billion of unrestricted cash and cash equivalents, as well as $5.1 billion of available funds from the AGM credit facility, AHL credit facility, and AHL liquidity facility.

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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	Three months ended March 31,
(In millions)	2025	2024
Operating Activities	$1,012	$70
Investing Activities	(16,888)	(16,385)
Financing Activities	14,274	18,342
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Net increase (decrease) in cash and cash equivalents, restricted cash and cash held at consolidated variable interest entities	$(1,599)	$2,025

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

	Three months ended March 31,
(In millions)	2025	2024
Net cash provided by the Company's operating activities	$944	$638
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	68	(568)
Net cash provided by operating activities	1,012	70
Net cash used in the Company's investing activities	(16,424)	(15,863)
Net cash used in the Consolidated Funds and VIEs investing activities	(464)	(522)
Net cash used in investing activities	(16,888)	(16,385)
Net cash provided by the Company's financing activities	14,450	16,996
Net cash provided by (used in) the Consolidated Funds and VIEs financing activities	(176)	1,346
Net cash provided by financing activities	$14,274	$18,342

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

•During the three months ended March 31, 2025, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, and net investment income, partially offset by pension group annuity benefit payments and cash paid for interest on funding agreements, policy acquisition costs and other operating expenses. Net cash provided by operating activities includes net cash provided by our consolidated funds and VIEs, which primarily includes net proceeds from the sale of VIEs’ investments, offset by purchases of VIEs’ investments.

•During the three months ended March 31, 2024, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income and net investment income, partially offset by pension group annuity benefit payments and cash paid for policy acquisition and other operating expenses. Net cash provided by operating activities includes net cash used in our consolidated funds and VIEs, which primarily includes net payments for purchases of VIEs’ investments, partially offset by proceeds from the sale of VIEs’ investments.

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

•During the three months ended March 31, 2025, cash used in investing activities primarily reflects the purchase of investments, mainly AFS and mortgage loans, due to the deployment of significant cash inflows from Athene’s organic growth, partially offset by the sales, maturities and repayments of investments, an increase in investment payables and cash received for settlements of derivatives.

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

•During the three months ended March 31, 2025, cash provided by financing activities primarily reflects cash received from deferred annuity and funding agreement inflows, net of cash outflows, and net capital contributions from non-controlling interests, partially offset by the repayment of short-term repurchase agreements, net of the cash received related to the issuance of a long-term repurchase agreement, a decrease in cash collateral posted by counterparties for derivative transactions, the payment of common and preferred stock dividends and repurchase of common stock. Cash used in financing activities of our consolidated funds and VIEs primarily includes repayment of debt and distributions to non-controlling interests, partially offset by proceeds from the issuance of debt and contributions from non-controlling interests.

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

Consolidated Funds and VIEs

The Company manages its liquidity needs by evaluating unconsolidated cash flows; however, the Company’s financial statements reflect the financial position of Apollo as well as Apollo’s consolidated funds and VIEs. The primary sources and uses of cash at Apollo’s consolidated funds and VIEs include: (a) raising capital from their investors, which have been reflected historically as non-controlling interests of the consolidated subsidiaries in our financial statements, (b) using capital to make investments, (c) generating cash flows from operations through distributions, interest and the realization of investments, (d) distributing cash flow to investors, and (e) issuing debt to finance investments (CLOs).

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

On May 2, 2025, AGM declared a cash dividend of $0.51 per share of its common stock, which will be paid on May 30, 2025 to holders of record at the close of business on May 16, 2025.

On May 2, 2025, the Company also declared and set aside a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on July 31, 2025 to holders of record at the close of business on July 15, 2025.

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

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock. There were 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding as of March 31, 2025. See note 13 to the condensed consolidated financial statements for further details.

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

At March 31, 2025, the asset management business had $1.9 billion of unrestricted cash and cash equivalents, as well as $1.25 billion of available funds from the AGM credit facility.

Future Debt Obligations

The asset management business had long-term debt of $4.3 billion at March 31, 2025, which includes notes with maturities in 2026, 2029, 2030, 2033, 2048, 2053 and 2054. See note 11 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of March 31, 2025.

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

Fund Escrow

As of March 31, 2025, the remaining investments and escrow cash of Fund VIII was valued at 85% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Athene’s investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers, but exclude pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services business does contain assets that are generally considered less liquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate and investment funds), there is some ability to raise cash from these assets if needed.

Athene has access to additional liquidity through its AHL credit facility and AHL liquidity facility. The AHL credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility. The AHL credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of March 31, 2025. The AHL liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility has a commitment termination date of June 27, 2025, subject to additional 364-day extensions, and was undrawn as of March 31, 2025. Athene also has access to $2.0 billion of committed repurchase facilities. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and MVAs, which are intended to protect it from early withdrawals. As of March 31, 2025 and December 31, 2024, approximately 83% and 82%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of March 31, 2025 and December 31, 2024, approximately 67% and 66%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of March 31, 2025, approximately 34% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 54% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of March 31, 2025 and December 31, 2024, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2025 and December 31, 2024, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $17.2 billion and $15.6 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2025, Athene’s total maximum borrowing capacity under the FHLB facilities was limited to $55.7 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of March 31, 2025, Athene had the ability to draw up to an estimated $22.0 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of March 31, 2025 and December 31, 2024, the payables for repurchase agreements were $3.1 billion and $5.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.2 billion and $5.9 billion, respectively. As of March 31, 2025, payables for repurchase agreements, based on original issuance, were comprised of no short-term and $3.1 billion of long-term repurchase agreements. As of December 31, 2024, payables for repurchase agreements, based on original issuance, were comprised of $3.0 billion of short-term and $2.7 billion of long-term repurchase agreements.

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

Future Debt Obligations

Athene had long-term debt of $6.3 billion as of March 31, 2025, which includes notes with maturities in 2028, 2030, 2031, 2033, 2034, 2051, 2052, 2054 and 2064. See note 11 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

Capital

Athene believes it has a strong capital position and is well positioned to meet policyholder and other obligations. Athene measures capital sufficiency using various internal capital metrics which reflect management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC RBC and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy. As of December 31, 2024 and December 31, 2023, Athene’s U.S. RBC ratio was 419% and 392%, respectively, its Bermuda RBC ratio was 450% and 400%, respectively, and its consolidated RBC ratio was 430% and 412%, respectively. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. The RBC of Athene’s Bermuda insurance companies presented herein excludes the impact of any deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT. Athene is currently assessing deferred taxes that may be recorded on a statutory basis as a result of the Bermuda CIT, which could have a positive impact on the statutory capital and surplus of its Bermuda insurance companies.

ACRA

ACRA 1 provided Athene with access to on-demand capital to support its growth strategies and capital deployment opportunities. ACRA 1 provided a capital source to fund both Athene’s inorganic and organic channels. ALRe directly owns 37% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I owning the remaining 63% of the economic interests. The commitment period for ACRA 1 expired in August 2023.

Similar to ACRA 1, ACRA 2 was funded in December 2022 as another long-duration, on-demand capital vehicle. ALRe directly owns 37% of the economic interests in ACRA 2 and all of ACRA 2’s voting interests, with ADIP II owning the remaining 63% of the economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interests in ACRA 2.

These strategic capital solutions allow Athene the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Critical Accounting Estimates and Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses and should be read in conjunction with our significant accounting policies described in note 2 of our consolidated financial statements in our 2024 Annual Report. Actual results could differ from these estimates.

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
•Market risk benefits

The above critical accounting estimates and judgments are discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2024 Annual Report.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to Apollo and its industries is included in note 2 to our condensed consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of March 31, 2025:

(In millions)	2025	2026 - 2027	2028 - 2029	2030 and Thereafter	Total
Asset Management
Operating lease obligations[1]	$63	$162	$156	$432	$813
Other long-term obligations[2]	33	2	—	—	35
AGM credit facility[3]	1	2	2	—	5
Debt obligations[3]	176	934	1,071	6,446	8,627
	273	1,100	1,229	6,878	9,480
Retirement Services
Interest sensitive contract liabilities	16,323	62,681	84,397	110,038	273,439
Future policy benefits	2,275	5,768	5,155	36,699	49,897
Market risk benefits	—	—	—	6,545	6,545
Other policy claims and benefits	115	—	—	—	115
Dividends payable to policyholders	6	15	13	57	91
Debt obligations[3]	262	664	1,603	10,234	12,763
Securities to repurchase[4]	1,192	1,731	405	—	3,328
	20,173	70,859	91,573	163,573	346,178
Obligations	$20,446	$71,959	$92,802	$170,451	$355,658

[1] Operating lease obligations excludes $152 million of other operating expenses associated with operating leases.
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

[4] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the March 31, 2025 interest rate.

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

In exchange for the purchase price, Atlas originally received approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value. These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. Atlas also benefits generally from the net spread earned on these assets in excess of its cost of financing. Finally, Atlas will earn total fees of $0.4 billion under the terms of the investment management agreement with CS, including management fees and transition and termination payments. As a result, the guarantee related to the Company’s aforementioned assurance letter is not probable of payment and, therefore, a liability has not been reflected on the condensed consolidated financial statements.

Supplemental Guarantor Financial Information

The 2033 Senior Notes and the 2054 Senior Notes issued by AGM are each guaranteed on a senior, unsecured basis, and the 2053 Subordinated Notes and the 2054 Subordinated Notes issued by AGM are guaranteed on a junior, unsecured basis, by AAM, together with certain Apollo intermediary holding companies (collectively, the “Guarantors”). The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest (i) on the 2053 Subordinated Notes and the 2054 Subordinated Notes on a subordinated, unsecured basis and (ii) on the 2033 Senior Notes and the 2054 Senior Notes on a senior, unsecured basis. See note 11 of the condensed consolidated financial statements for further discussion on these debt obligations.

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

(In millions)	March 31, 2025	December 31, 2024
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$2,157	$2,545
Non-current assets	9,135	8,897
Due from related parties, excluding non-guarantor subsidiaries	635	598
Current liabilities, less payables to non-guarantor subsidiaries	732	521
Non-current liabilities	7,185	7,122
Due to related parties, excluding non-guarantor subsidiaries	300	305
Non-controlling interests	14	11

Three months ended March 31,
(In millions)	2025
Summarized Statements of Operations
Revenues	$1,037
Net income (loss)	(129)
Net income (loss) attributable to obligor group	(155)

The following are transactions of the obligor group with non-guarantor subsidiaries.

(In millions)	March 31, 2025	December 31, 2024
Due from non-guarantor subsidiaries	$211	$160
Due to non-guarantor subsidiaries	1,278	1,193

		Three months ended March 31,
(In millions)		2025
Intercompany revenue		361
Intercompany expense		162

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

For a discussion of our market risk exposures in general, please see “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2024 Annual Report, which is accessible on the SEC’s website at www.sec.gov.

There have been no material changes to our market risk exposures from those previously disclosed in the 2024 Annual Report.

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

ITEM 1A.    RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading "Item 1A. Risk Factors" in the 2024 Annual Report, which is accessible on the SEC's website at www.sec.gov. There have been no material changes to the risk factors disclosed in the 2024 Annual Report.

The risks described in the 2024 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 13, 2025, the Company issued 7,323 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 1,226 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended March 31, 2025.

Period	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[1]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
January 1, 2025 through January 31, 2025
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Other purchases[3]	—		—
Total	—	$—	—	$1,771,896,394
February 1, 2025 through February 28, 2025
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	3,586,770		3,586,770
Other purchases[3]	—		—
Total	3,586,770	$164.67	3,586,770	$1,181,255,600
March 1, 2025 through March 31, 2025
Opportunistic repurchases	992,000		992,000
Equity award-related repurchases[2]	—		—
Other purchases[3]	100,000		—
Total	1,092,000	$132.24	992,000	$1,050,354,542
Total
Opportunistic repurchases	992,000		992,000
Equity award-related repurchases[2]	3,586,770		3,586,770
Other purchases[3]	100,000		—
Total	4,678,770		4,578,770

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

[3] Represents purchases of shares of common stock in open market transactions by Apollo Opportunity Foundation ("AOF"), an affiliated purchaser.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AGM adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.10	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*10.1	Form of Independent Director Engagement Letter.

*+10.2	Form of Apollo Supplemental Partner Program Award Letter.

*+10.3	Letter Agreement with Marc Rowan, dated January 30, 2025.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and March 31, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and March 31, 2024, (iv) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2025 and March 31, 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Apollo Global Management, Inc.
(Registrant)

Date: May 7, 2025	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer, principal accounting officer and authorized signatory)