Form 10-Q
period 2025-06-30
Apollo Global Management, Inc.
filed 2025-08-07
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025 OR

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

As of August 5, 2025, there were 572,026,735 shares of the registrant’s common stock outstanding.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc. prior to the Mergers.)
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord+ II	Apollo Accord+ II Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles

Accord VI	Apollo Accord Fund VI, L.P., together with its parallel funds and alternative investment vehicles
Accord Funds	Accord I, Accord II, Accord III, Accord III B, Accord IV, Accord V and Accord VI
Accord+ Funds	Accord+ and Accord+ II
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP II	Apollo/Athene Dedicated Investment Program II, L.P., a fund managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
Adjusted Net Income Shares Outstanding, or ANI Shares Outstanding	Consists of total shares of common stock outstanding, RSUs that participate in dividends, and shares of common stock assumed to be issuable upon the conversion of the shares of Mandatory Convertible Preferred Stock
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC
AFS	Available-for-sale
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AIOF III	Apollo Infrastructure Opportunities Fund III, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds and certain VIEs, adjusted for reinsurance impacts and to include Athene's proportionate share of ACRA alternative investments based on its economic ownership
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo DAF	The donor-advised fund established by Apollo
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
ARI	Apollo Commercial Real Estate Finance, Inc.
ARIS	Apollo Realty Income Solutions, Inc.

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2025 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on June 30, 2025 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the credit and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Mergers	Completion of the previously announced merger transactions pursuant to the Merger Agreement

Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap FinCo	MidCap FinCo LLC, together with its subsidiaries
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the condensed consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the investments supporting assumed funds withheld and modco agreements and excludes the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the non-controlling interests.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the non-controlling interests, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	Represent Athene's policyholder liability obligations net of reinsurance and used to analyze the costs of its liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the non-controlling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.

Non-Fee-Generating AUM	AUM that does not produce management fees or monitoring fees. This measure generally includes the following:
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

Principal Investing Income, or PII	Component of Segment Income that is used to assess the performance of the Principal Investing segment. For the Principal Investing segment, PII is the sum of (i) realized performance fees, including certain realizations received in the form of equity, (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses.
Principal investing compensation	Realized performance compensation, distributions related to investment income and dividends, and includes allocations of certain compensation expenses related to managing the business.
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy.
Realized Value	All cash investment proceeds received by the relevant Apollo fund, including interest and dividends, but does not give effect to management fees, expenses, incentive compensation or performance fees to be paid by such Apollo fund.
Redding Ridge	Redding Ridge Asset Management, LLC and its subsidiaries, which is a standalone, self-managed asset management business established in connection with risk retention rules that manages CLOs and retains the required risk retention interests.
Redding Ridge Holdings	Redding Ridge Holdings LP

Remaining Cost	Total Invested Capital, reduced for any return of capital proceeds received to date.
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
RSUs	Restricted share units
SIA	Strategic investment account
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of June 30, 2025	As of December 31, 2024
Assets
Asset Management
Cash and cash equivalents	$2,382	$2,692
Restricted cash and cash equivalents	3	3
Investments	5,885	6,086
Assets of consolidated variable interest entities
Cash and cash equivalents	346	158
Investments	2,258	2,806
Other assets	95	84
Due from related parties	763	584
Goodwill	264	264
Other assets	3,064	2,579
	15,060	15,256
Retirement Services
Cash and cash equivalents	10,329	12,733
Restricted cash and cash equivalents	1,720	943
Investments	299,111	262,283
Investments in related parties	30,488	28,884
Assets of consolidated variable interest entities
Cash and cash equivalents	191	583
Investments	26,188	23,424
Other assets	341	565
Reinsurance recoverable	9,273	8,194
Deferred acquisition costs, deferred sales inducements and value of business acquired	7,981	7,173
Goodwill	4,075	4,063
Other assets	14,793	13,794
	404,490	362,639
Total Assets	$419,550	$377,895

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of June 30, 2025	As of December 31, 2024
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$4,079	$3,616
Due to related parties	760	710
Debt	4,280	4,279
Liabilities of consolidated variable interest entities
Other liabilities	1,048	1,363
	10,167	9,968
Retirement Services
Interest sensitive contract liabilities	292,238	253,637
Future policy benefits	49,400	49,902
Market risk benefits	4,489	4,028
Debt	7,864	6,309
Payables for collateral on derivatives and securities to repurchase	7,260	11,652
Other liabilities	12,517	9,784
Liabilities of consolidated variable interest entities
Other liabilities	1,754	1,635
	375,522	336,947
Total Liabilities	385,689	346,915
Commitments and Contingencies (note 16)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	16
Equity
Mandatory Convertible Preferred Stock, 28,749,765 and 28,749,765 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,398	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 572,024,038 and 565,738,933 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	15,697	15,327
Retained earnings (accumulated deficit)	5,919	6,022
Accumulated other comprehensive income (loss)	(3,693)	(5,494)
Total Apollo Global Management, Inc. Stockholders’ Equity	19,321	17,253
Non-controlling interests	14,540	13,711
Total Equity	33,861	30,964
Total Liabilities, Redeemable non-controlling interests and Equity	$419,550	$377,895

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues
Asset Management
Management fees	$583	$462	$1,091	$900
Advisory and transaction fees, net	277	267	472	436
Investment income (loss)	189	278	492	680
Incentive fees	58	47	98	73
	1,107	1,054	2,153	2,089
Retirement Services
Premiums	107	673	234	774
Product charges	274	251	539	489
Net investment income	4,776	3,804	9,117	7,380
Investment related gains (losses)	(5)	(134)	(833)	1,543
Revenues of consolidated variable interest entities	550	366	1,142	777
Other revenues	5	4	10	6
	5,707	4,964	10,209	10,969
Total Revenues	6,814	6,018	12,362	13,058
Expenses
Asset Management
Compensation and benefits	602	604	1,347	1,271
Interest expense	60	53	120	104
General, administrative and other	370	319	678	559
	1,032	976	2,145	1,934
Retirement Services
Interest sensitive contract benefits	3,428	1,824	4,922	4,708
Future policy and other policy benefits	527	1,095	1,068	1,638
Market risk benefits remeasurement (gains) losses	(111)	(16)	274	(170)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	292	227	559	434
Policy and other operating expenses	550	478	1,092	931
	4,686	3,608	7,915	7,541
Total Expenses	5,718	4,584	10,060	9,475
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(268)	(21)	(286)	18
Net gains (losses) from investment activities of consolidated variable interest entities	4	1	215	26
Other income (loss), net	13	24	(205)	(2)
Total Other income (loss)	(251)	4	(276)	42
Income (loss) before income tax (provision) benefit	845	1,438	2,026	3,625
Income tax (provision) benefit	(3)	(261)	(246)	(683)
Net income (loss)	842	1,177	1,780	2,942
Net (income) loss attributable to non-controlling interests	(212)	(324)	(708)	(662)
Net income (loss) attributable to Apollo Global Management, Inc.	630	853	1,072	2,280
Preferred stock dividends	(25)	(25)	(49)	(49)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$605	$828	$1,023	$2,231

Earnings (loss) per share
Net income (loss) attributable to common stockholders - Basic	$1.00	$1.36	$1.68	$3.67
Net income (loss) attributable to common stockholders - Diluted	$0.99	$1.35	$1.67	$3.64
Weighted average shares outstanding – Basic	586.7	587.1	587.0	587.7
Weighted average shares outstanding – Diluted	590.4	590.2	591.7	605.1

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$842	$1,177	1,780	$2,942
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	1,404	(979)	2,898	(1,717)
Unrealized gains (losses) on hedging instruments	(8)	84	221	8
Remeasurement gains (losses) on future policy benefits related to discount rate	(45)	628	(573)	1,431
Remeasurement gains (losses) on market risk benefits related to credit risk	(135)	34	(19)	6
Foreign currency translation and other adjustments	163	(7)	224	(39)
Other comprehensive income (loss), before tax	1,379	(240)	2,751	(311)
Income tax expense (benefit) related to other comprehensive income (loss)	266	(44)	539	(48)
Other comprehensive income (loss)	1,113	(196)	2,212	(263)
Comprehensive income (loss)	1,955	981	3,992	2,679
Comprehensive (income) loss attributable to non-controlling interests	(435)	(308)	(1,119)	(644)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$1,520	$673	$2,873	$2,035

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and six months ended June 30, 2024
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at April 1, 2024	569,003,922	$1,398	$15,167	$3,862	$(5,640)	$14,787	$12,216	$27,003
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(50)	(50)
Other changes in equity of non-controlling interests	—	—	—	—	—	—	2	2
Issuance of common stock related to equity transactions	742,742	—	84	—	—	84	—	84
Capital increase related to equity-based compensation	—	—	136	—	—	136	—	136
Capital contributions	—	—	—	—	—	—	996	996
Dividends/distributions	—	(25)	—	(279)	—	(304)	(345)	(649)
Payments related to issuances of common stock for equity-based awards	400,947	—	3	(35)	—	(32)	—	(32)
Repurchase of common stock	(650,000)	—	(75)	—	—	(75)	—	(75)
Stock option exercises	37,733	—	4	—	—	4	—	4
Net income (loss)	—	25	—	828	—	853	324	1,177
Other comprehensive income (loss)	—	—	—	—	(180)	(180)	(16)	(196)
Balance at June 30, 2024	569,535,344	$1,398	$15,319	$4,376	$(5,820)	$15,273	$13,127	$28,400

Balance at January 1, 2024	567,762,932	$1,398	$15,249	$2,972	$(5,575)	$14,044	$11,189	$25,233
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(50)	(50)
Other changes in equity of non-controlling interests	—	—	—	—	—	—	3	3
Issuance of common stock related to equity transactions	742,742	—	84	—	—	84	—	84
Accretion of redeemable non-controlling interests	—	—	(1)	—	—	(1)	—	(1)
Capital increase related to equity-based compensation	—	—	299	—	—	299	—	299
Capital contributions	—	—	—	—	—	—	2,002	2,002
Dividends/distributions	—	(49)	—	(538)	—	(587)	(661)	(1,248)
Payments related to issuances of common stock for equity-based awards	3,707,473	—	11	(289)	—	(278)	—	(278)
Repurchase of common stock	(2,987,000)	—	(335)	—	—	(335)	—	(335)
Stock option exercises	309,197	—	12	—	—	12	—	12
Net income (loss)	—	49	—	2,231	—	2,280	662	2,942
Other comprehensive income (loss)	—	—	—	—	(245)	(245)	(18)	(263)
Balance at June 30, 2024	569,535,344	$1,398	$15,319	$4,376	$(5,820)	$15,273	$13,127	$28,400

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and six months ended June 30, 2025
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at April 1, 2025	570,432,275	$1,398	$15,527	$5,634	$(4,583)	$17,976	$14,368	$32,344
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(9)	(9)
Capital increase related to equity-based compensation	—	—	145	—	—	145	—	145
Capital contributions	—	—	—	—	—	—	579	579
Dividends/distributions	—	(25)	—	(306)	—	(331)	(833)	(1,164)
Payments related to issuances of common stock for equity-based awards	172,927	—	12	(14)	—	(2)	—	(2)
Stock option and warrant exercises	1,418,836	—	13	—	—	13	—	13
Net income (loss)	—	25	—	605	—	630	212	842
Other comprehensive income (loss)	—	—	—	—	890	890	223	1,113
Balance at June 30, 2025	572,024,038	$1,398	$15,697	$5,919	$(3,693)	$19,321	$14,540	$33,861

Balance at January 1, 2025	565,738,933	$1,398	$15,327	$6,022	$(5,494)	$17,253	$13,711	$30,964
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(442)	(442)
Issuance of warrants	—	—	54	—	—	54	—	54
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(14)	(14)
Issuance of common stock related to equity transactions	540,177	—	—	—	—	—	—	—
Accretion of redeemable non-controlling interests	—	—	5	—	—	5	—	5
Issuance of common stock to donor-advised fund	1,213,003	—	200	—	—	200	—	200
Capital increase related to equity-based compensation	—	—	273	—	—	273	—	273
Capital contributions	—	—	—	—	—	—	1,215	1,215
Dividends/distributions	—	(49)	—	(584)	—	(633)	(1,049)	(1,682)
Payments related to issuances of common stock for equity-based awards	4,505,089	—	18	(542)	—	(524)	—	(524)
Repurchase of common stock	(1,392,000)	—	(193)	—	—	(193)	—	(193)
Stock option and warrant exercises	1,418,836	—	13	—	—	13	—	13
Net income (loss)	—	49	—	1,023	—	1,072	708	1,780
Other comprehensive income (loss)	—	—	—	—	1,801	1,801	411	2,212
Balance at June 30, 2025	572,024,038	$1,398	$15,697	$5,919	$(3,693)	$19,321	$14,540	$33,861

(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In millions)	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$1,780	$2,942
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	315	342
Net investment income	(776)	(670)
Net recognized (gains) losses on investments and derivatives	49	(2,371)
Depreciation and amortization	640	498
Net amortization (accretion) of net investment premiums, discount and other	(90)	(27)
Policy acquisition costs deferred	(957)	(828)
Other non-cash amounts included in net income (loss), net	228	144
Changes in consolidation	(23)	(10)
Changes in operating assets and liabilities:
Purchases of investments by funds and VIEs	(1,719)	(3,300)
Proceeds from sale of investments by funds and VIEs	1,665	3,150
Interest sensitive contract liabilities	2,977	3,225
Future policy benefits, market risk benefits and reinsurance recoverable	(1,073)	(1,214)
Other assets and liabilities, net	(742)	(478)
Net cash provided by operating activities	$2,274	$1,403
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	$(4,313)	$(2,125)
Purchases of available-for-sale securities	(47,445)	(38,006)
Purchases of mortgage loans	(17,779)	(11,743)
Purchases of investment funds	(1,593)	(1,323)
Purchases of U.S. Treasury securities	(444)	—
Purchases of derivatives instruments and other investments	(2,537)	(1,938)
Sales, maturities and repayments of investments and distributions from equity method investments	37,860	24,837
Other investing activities, net	(266)	(787)
Net cash used in investing activities	$(36,517)	$(31,085)
Cash Flows from Financing Activities
Issuance of debt	$2,632	$5,652
Repayment of debt	(1,285)	(3,222)
Repurchase of common stock	(193)	(335)
Common stock dividends	(584)	(538)
Preferred stock dividends	(49)	(49)
Distributions paid to non-controlling interests	(1,030)	(662)
Contributions from non-controlling interests	1,191	2,000
Deposits on investment-type policies and contracts	45,973	37,102
Withdrawals on investment-type policies and contracts	(9,604)	(11,636)
Net change in cash collateral posted for derivative transactions and securities to repurchase	(4,392)	2,340
Other financing activities, net	(570)	(676)
Net cash provided by financing activities	$32,089	$29,976
Effect of exchange rate changes on cash and cash equivalents	13	(2)
Net increase (decrease) in cash and cash equivalents, restricted cash and cash held at consolidated variable interest entities	(2,141)	292
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, beginning of period	17,112	17,691
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, end of period	$14,971	$17,983

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In millions)	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$415	$547
Cash paid for interest	585	347
Non-cash transactions
Non-cash investing activities
Retirement Services
Investments received from settlements on reinsurance agreements	—	48
Investments received from pension group annuity premiums	—	521
Non-cash financing activities
Asset Management and Other
Capital increases related to equity-based compensation	257	278
Issuance of warrants	54	—
Issuance of restricted shares	18	11
Issuance of common stock related to equity transactions	—	12
Issuance of common stock to donor-advise fund	200	—
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	(851)	(2,086)
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	3,123	4,090
Supplemental Disclosure of Cash Flow Information of Consolidated VIEs
Cash Flows from Operating Activities
Purchases of investments - Asset Management	(1,719)	(3,300)
Proceeds from sale of investments - Asset Management	1,665	3,150
Cash Flows from Investing Activities
Purchases of investments - Retirement Services	(3,130)	(1,540)
Proceeds from sale of investments - Retirement Services	1,815	264
Cash Flows from Financing Activities
Issuance of debt	1,042	3,483
Principal repayment of debt	(1,285)	(2,683)
Distributions paid to non-controlling interests	(146)	(58)
Contributions from non-controlling interests	1,053	1,292
Other financing activities, net	46	—
Changes in Consolidation
Investments, at fair value	(549)	(69)
Equity method investments	—	10
Other assets	(14)	(1)
Other liabilities	88	20
Non-controlling interest	442	50
Equity	56	—
Reconciliation of cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities to the condensed consolidated Statements of Financial Condition:

Cash and cash equivalents	$12,711	$15,858
Restricted cash and cash equivalents	1,723	1,095
Cash and cash equivalents held at consolidated variable interest entities	537	1,030
Total cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	$14,971	$17,983

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

Bridge Acquisition

On February 23, 2025, the Company entered into a definitive agreement for Apollo to acquire Bridge Investment Group Holdings Inc. (“Bridge”) in an all-stock transaction. The transaction is expected to close in the third quarter of 2025, subject to customary closing conditions and the receipt of regulatory approvals.

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

Deferred Revenue

Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the condensed consolidated statements of financial condition. There was $91 million of revenue recognized during the six months ended June 30, 2025 that was previously deferred as of January 1, 2025.

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

Business Combinations and Consolidation (ASU 2025-03)

In May 2025, the FASB issued guidance clarifying how to identify the accounting acquirer in business combinations involving variable interest entities. The ASU requires an assessment of control and economic interests to determine the acquirer for consolidation purposes.

The guidance is mandatorily effective for the Company for fiscal years beginning after December 15, 2026, including interim periods therein; early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

Compensation – Stock Compensation and Revenue from Contracts with Customers (ASU 2025-04)

In June 2025, the FASB issued guidance clarifying the accounting for share-based consideration payable to customers, specifically addressing when such payments should be classified as stock compensation expense versus a reduction of revenue.

The guidance is mandatorily effective for the Company for fiscal years beginning after December 15, 2026, including interim periods therein; early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

3. Investments

The following table outlines the Company’s investments:

(In millions)	June 30, 2025	December 31, 2024
Asset Management
Investments, at fair value	$1,638	$1,384
Equity method investments	1,175	1,082
Performance allocations	3,072	3,262
Other investments	—	358
Total Investments – Asset Management	5,885	6,086
Retirement Services
AFS securities, at fair value	$210,289	$184,167
Trading securities, at fair value	4,459	2,156
Equity securities, at fair value	1,416	1,524
Mortgage loans, at fair value	78,564	64,536
Investment funds	2,164	1,960
Policy loans	310	318
Funds withheld at interest	21,588	23,916
Derivative assets	6,901	8,154
Short-term investments	205	1,190
Other investments	3,703	3,246
Total Investments, including related parties – Retirement Services	329,599	291,167
Total Investments	$335,484	$297,253

Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Realized gains (losses) on sales of investments, net	$3	$(2)	$(6)	$(1)
Net change in unrealized gains (losses) due to changes in fair value	(271)	(19)	(280)	19
Net gains (losses) from investment activities	$(268)	$(21)	$(286)	$18

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Performance Allocations

Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2025	$3,262
Change in fair value of funds	411
Fund distributions to the Company	(601)
Performance allocations, June 30, 2025	$3,072

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

Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	June 30, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$10,117	$—	$67	$(1,161)	$9,023
U.S. state, municipal and political subdivisions	1,068	—	—	(228)	840
Foreign governments	2,260	—	52	(560)	1,752
Corporate	103,597	(174)	1,237	(10,097)	94,563
CLO	30,620	—	868	(100)	31,388
ABS	27,405	(130)	563	(476)	27,362
CMBS	13,854	(62)	102	(394)	13,500
RMBS	10,716	(394)	322	(322)	10,322
Total AFS securities	199,637	(760)	3,211	(13,338)	188,750
AFS securities – related parties
Corporate	2,189	—	21	(18)	2,192
CLO	7,384	—	163	(9)	7,538
ABS	12,003	(1)	36	(229)	11,809
Total AFS securities – related parties	21,576	(1)	220	(256)	21,539
Total AFS securities, including related parties	$221,213	$(761)	$3,431	$(13,594)	$210,289

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$8,413	$—	$8	$(1,270)	$7,151
U.S. state, municipal and political subdivisions	1,167	—	—	(246)	921
Foreign governments	2,082	—	—	(514)	1,568
Corporate	95,006	(175)	485	(11,731)	83,585
CLO	29,524	—	266	(608)	29,182
ABS	24,779	(76)	138	(640)	24,201
CMBS	11,158	(60)	75	(432)	10,741
RMBS	8,587	(397)	228	(403)	8,015
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364
AFS securities – related parties
Corporate	2,150	—	18	(31)	2,137
CLO	6,130	—	18	(113)	6,035
ABS	10,899	(1)	21	(288)	10,631
Total AFS securities – related parties	19,179	(1)	57	(432)	18,803
Total AFS securities, including related parties	$199,895	$(709)	$1,257	$(16,276)	$184,167

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	June 30, 2025
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,385	$2,355
Due after one year through five years	25,853	25,861
Due after five years through ten years	29,743	28,473
Due after ten years	59,061	49,489
CLO, ABS, CMBS and RMBS	82,595	82,572
Total AFS securities	199,637	188,750
AFS securities – related parties
Due after one year through five years	1,142	1,150
Due after five years through ten years	823	832
Due after ten years	224	210
CLO and ABS	19,387	19,347
Total AFS securities – related parties	21,576	21,539
Total AFS securities, including related parties	$221,213	$210,289

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	June 30, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$1,724	$(74)	$3,206	$(1,087)	$4,930	$(1,161)
U.S. state, municipal and political subdivisions	65	(3)	768	(225)	833	(228)
Foreign governments	146	(6)	1,411	(554)	1,557	(560)
Corporate	13,910	(568)	41,302	(9,500)	55,212	(10,068)
CLO	6,179	(20)	1,697	(77)	7,876	(97)
ABS	5,044	(157)	3,475	(240)	8,519	(397)
CMBS	4,277	(77)	1,529	(261)	5,806	(338)
RMBS	565	(9)	1,129	(123)	1,694	(132)
Total AFS securities	31,910	(914)	54,517	(12,067)	86,427	(12,981)
AFS securities – related parties
Corporate	169	(2)	372	(17)	541	(19)
CLO	2,213	(7)	159	(2)	2,372	(9)
ABS	2,997	(16)	3,678	(198)	6,675	(214)
Total AFS securities – related parties	5,379	(25)	4,209	(217)	9,588	(242)
Total AFS securities, including related parties	$37,289	$(939)	$58,726	$(12,284)	$96,015	$(13,223)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$3,010	$(114)	$3,462	$(1,156)	$6,472	$(1,270)
U.S. state, municipal and political subdivisions	67	(3)	842	(243)	909	(246)
Foreign governments	830	(205)	738	(309)	1,568	(514)
Corporate	19,530	(673)	44,051	(10,997)	63,581	(11,670)
CLO	2,675	(48)	2,325	(215)	5,000	(263)
ABS	9,361	(155)	4,070	(309)	13,431	(464)
CMBS	1,868	(56)	1,773	(315)	3,641	(371)
RMBS	825	(13)	1,261	(157)	2,086	(170)
Total AFS securities	38,166	(1,267)	58,522	(13,701)	96,688	(14,968)
AFS securities – related parties
Corporate	471	(4)	365	(26)	836	(30)
CLO	586	(10)	544	(56)	1,130	(66)
ABS	2,533	(43)	3,355	(235)	5,888	(278)
Total AFS securities – related parties	3,590	(57)	4,264	(317)	7,854	(374)
Total AFS securities, including related parties	$41,756	$(1,324)	$62,786	$(14,018)	$104,542	$(15,342)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	June 30, 2025
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	6,857	5,525
AFS securities – related parties	164	68

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. Athene did not recognize the unrealized losses in income, unless as required for hedge accounting, as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended June 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$174	$—	$—	$—	$174
ABS	82	39	(2)	11	130
CMBS	60	—	—	2	62
RMBS	392	3	(3)	2	394
Total AFS securities	708	42	(5)	15	760
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$42	$(5)	$15	$761

	Three months ended June 30, 2024
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$127	$41	$—	$—	$168
CLO	1	—	—	(1)	—
ABS	51	10	(1)	7	67
CMBS	31	25	—	1	57
RMBS	387	1	(6)	(4)	378
Total AFS securities	597	77	(7)	3	670
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$598	$77	$(7)	$3	$671

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$—	$(1)	$174
ABS	76	40	(3)	17	130
CMBS	60	—	—	2	62
RMBS	397	5	(10)	2	394
Total AFS securities	708	45	(13)	20	760
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$45	$(13)	$20	$761

	Six months ended June 30, 2024
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$48	$(8)	$(1)	$168
CLO	2	—	—	(2)	—
ABS	49	12	(1)	7	67
CMBS	29	26	—	2	57
RMBS	381	5	(10)	2	378
Total AFS securities	590	91	(19)	8	670
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$591	$91	$(19)	$8	$671

Net Investment Income

Net investment income by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
AFS securities	$2,877	$2,340	$5,541	$4,477
Trading securities	66	44	108	85
Equity securities	29	29	44	46
Mortgage loans	1,262	890	2,385	1,704
Investment funds	127	(19)	165	(10)
Funds withheld at interest	244	359	509	722
Other	227	189	457	400
Investment revenue	4,832	3,832	9,209	7,424
Investment expenses	(56)	(28)	(92)	(44)
Net investment income	$4,776	$3,804	$9,117	$7,380

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
AFS securities[1]
Gross realized gains on investment activity	$1,521	$125	$2,232	$192
Gross realized losses on investment activity	(142)	(218)	(377)	(565)
Net realized investment gains (losses) on AFS securities	1,379	(93)	1,855	(373)
Net recognized investment gains (losses) on trading securities	261	(33)	341	(98)
Net recognized investment gains (losses) on equity securities	36	(12)	51	27
Net recognized investment gains (losses) on mortgage loans	785	93	1,799	(265)
Derivative gains (losses)	(1,075)	(553)	(2,587)	878
Provision for credit losses	(56)	(90)	(64)	(100)
Other gains (losses)	(1,335)	554	(2,228)	1,474
Investment related gains (losses)	$(5)	$(134)	$(833)	$1,543

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $5,865 million and $7,048 million for the three months ended June 30, 2025 and 2024, respectively, and $14,810 million and $10,766 million for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Trading securities	$118	$(21)	$140	$(41)
Equity securities	27	(8)	39	24

Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition:

(In millions)	June 30, 2025	December 31, 2024
Less than 30 days	$790	$2,752
30 – 90 days	—	300
91 days to 1 year	—	1,095
Greater than 1 year	2,747	1,569
Payables for repurchase agreements	$3,537	$5,716

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the securities pledged as collateral for repurchase agreements:

	June 30, 2025		December 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$711	$514	$3,253	$2,693
Foreign governments	243	179	159	107
Corporate	2,113	1,894	1,877	1,573
CLO	585	588	587	588
ABS	598	561	596	552
RMBS	—	—	369	365
Total securities pledged under repurchase agreements	$4,250	$3,736	$6,841	$5,878

Reverse Repurchase Agreements

As of June 30, 2025 and December 31, 2024, amounts loaned under reverse repurchase agreements were $189 million and $935 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities, was $1,034 million and $2,208 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans include both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 6 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	June 30, 2025	December 31, 2024
Commercial mortgage loans	$37,482	$32,544
Commercial mortgage loans under development	1,782	1,987
Total commercial mortgage loans	39,264	34,531
Mark to fair value	(1,997)	(2,099)
Commercial mortgage loans	37,267	32,432
Residential mortgage loans	43,445	35,223
Mark to fair value	396	(540)
Residential mortgage loans	43,841	34,683
Mortgage loans	$81,108	$67,115

Athene invests in commercial mortgage loans, primarily on income-producing properties including office and retail buildings, apartments, hotels, and industrial properties. Athene diversifies the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. Athene evaluates mortgage loans based on relevant current information to confirm whether properties are performing at a consistent and acceptable level to secure the related debt.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$14,559	39.1%	$11,746	36.2%
Industrial	7,849	21.0%	6,793	21.0%
Office building	4,217	11.3%	4,162	12.8%
Hotels	2,864	7.7%	2,786	8.6%
Retail	2,422	6.5%	2,269	7.0%
Other commercial	5,356	14.4%	4,676	14.4%
Total commercial mortgage loans	$37,267	100.0%	$32,432	100.0%

U.S. region
East North Central	$1,672	4.5%	$1,546	4.8%
East South Central	430	1.2%	438	1.3%
Middle Atlantic	9,980	26.8%	8,386	25.9%
Mountain	1,544	4.2%	1,322	4.1%
New England	1,093	2.9%	1,118	3.4%
Pacific	6,386	17.1%	5,768	17.8%
South Atlantic	6,679	17.9%	6,198	19.1%
West North Central	308	0.8%	221	0.7%
West South Central	2,391	6.4%	1,971	6.1%
Total U.S. region	30,483	81.8%	26,968	83.2%
International region
United Kingdom	2,988	8.0%	2,281	7.0%
Other international[1]	3,796	10.2%	3,183	9.8%
Total international region	6,784	18.2%	5,464	16.8%
Total commercial mortgage loans	$37,267	100.0%	$32,432	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	June 30, 2025	December 31, 2024
U.S. States
California	25.9%	25.6%
Florida	12.0%	12.4%
Texas	7.4%	7.4%
Other[1]	46.5%	45.5%
Total U.S. residential mortgage loan percentage	91.8%	90.9%
International[1]	8.2%	9.1%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states or countries, with each individual state or country comprising less than 5% of the portfolio.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Investment Funds

Athene’s investment fund portfolio strategy primarily focuses on core holdings of origination and retirement services platforms, equity and credit, and other funds. Origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which Athene gains exposure directly to the loan or indirectly through its ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. The credit strategy is comprised of direct origination, asset-backed, multi-credit and opportunistic credit funds focused on generating excess returns through high-quality credit underwriting and origination. The equity strategy is comprised of private equity, hybrid value, secondaries equity, real estate equity, impact investing, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Investment funds can meet the definition of VIEs. The investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$102	0.5%	$107	0.6%
Investment funds – related parties
Origination platforms	31	0.1%	29	0.2%
Retirement services platforms	1,492	7.0%	1,317	6.7%
Equity	218	1.0%	244	1.2%
Credit	314	1.5%	253	1.3%
Other	7	—%	10	0.1%
Total investment funds – related parties	2,062	9.6%	1,853	9.5%
Investment funds – consolidated VIEs
Origination platforms	7,536	35.3%	6,347	32.3%
Equity	7,210	33.8%	7,597	38.7%
Credit	3,735	17.5%	3,062	15.6%
Other	694	3.3%	654	3.3%
Total investment funds – consolidated VIEs	19,175	89.9%	17,660	89.9%
Total investment funds, including related parties and consolidated VIEs	$21,339	100.0%	$19,620	100.0%

Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	June 30, 2025
AP Grange Holdings, LLC[1]	$4,773
Atlas Securitized Products Holdings LP2	3,732
Fox Hedge L.P.[1]	3,175
Investment-grade debt issued by Blackstone Private Credit Fund[3]	2,021

December 31, 2024
AP Grange Holdings, LLC[1]	$4,661
Atlas Securitized Products Holdings LP2	3,172
Fox Hedge L.P.[1]	2,924

[1] Investment-grade ABS.
[2] See note 15 for additional details on Atlas. Amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party.
[3] Senior unsecured investment-grade debt issued by a non-exchange traded business development company.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Derivatives

Athene uses a variety of derivative instruments to manage risks, primarily equity, interest rate, foreign currency and market volatility. See note 6 for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	20,404	$623	$964	15,669	$938	$211
Forwards	2,721	60	49	3,139	331	5
Interest rate swaps	4,382	102	247	4,506	—	654
Forwards on net investments	224	—	15	218	11	—
Interest rate swaps	29,423	142	41	24,885	55	138
Total derivatives designated as hedges		927	1,316		1,335	1,008
Derivatives not designated as hedges
Equity options	91,009	5,069	146	85,452	5,002	126
Futures	59	133	—	37	93	11
Foreign currency swaps	18,216	185	1,064	14,908	600	199
Interest rate swaps and forwards	3,249	63	252	3,255	67	124
Other swaps	2,066	12	—	2,644	3	5
Foreign currency forwards	39,990	512	2,111	39,598	1,054	2,083
Embedded derivatives
Funds withheld, including related parties		(3,221)	60		(3,650)	4
Interest sensitive contract liabilities		—	12,276		—	11,242
Total derivatives not designated as hedges		2,753	15,909		3,169	13,794
Total derivatives		$3,680	$17,225		$4,504	$14,802

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by May 2035. During the three months ended June 30, 2025 and 2024, Athene recognized gains of $76 million and $18 million, respectively, in OCI associated with these hedges. During the six months ended June 30, 2025 and 2024, Athene recognized gains of $172 million and losses of $3 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, no amounts were expected to be reclassified to income within the next 12 months.

Fair Value Hedges – Athene uses foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date. The amortized cost of AFS debt securities in qualifying fair value hedges of foreign currency risk was $17,818 million and $16,307 million as of June 30, 2025 and December 31, 2024, respectively. The carrying value of interest sensitive contract liabilities in qualifying fair value hedges of foreign currency swaps was $6,012 million and $2,426 million as of June 30, 2025 and December 31, 2024, respectively.

The following represents the carrying amount and the cumulative fair value of hedging adjustments of hedged liabilities, excluding those solely hedging foreign currency risk:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2025		December 31, 2024
(In millions)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)[1]	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)
Interest sensitive contract liabilities
Foreign currency interest rate swaps	$4,315	$85	$3,946	$488
Interest rate swaps	17,327	(34)	17,873	130

[1] Excludes gains (losses) related to foreign currency risk.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended June 30, 2025
Investment related gains (losses)
Foreign currency forwards	$(235)	$228	$(7)	$9	$—
Foreign currency swaps	(681)	699	18	—	—
Foreign currency interest rate swaps	344	(330)	14	—	—
Interest rate swaps	65	(49)	16	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	25	(24)	1	—	—

Three months ended June 30, 2024
Investment related gains (losses)
Foreign currency forwards	$43	$(51)	$(8)	$13	$(3)
Foreign currency swaps	43	(24)	19	—	—
Foreign currency interest rate swaps	(7)	6	(1)	—	—
Interest rate swaps	(9)	1	(8)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	24	(23)	1	—	—

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Six months ended June 30, 2025
Investment related gains (losses)
Foreign currency forwards	$(350)	$332	$(18)	$19	$—
Foreign currency swaps	(1,013)	1,058	45	—	—
Foreign currency interest rate swaps	481	(464)	17	—	—
Interest rate swaps	194	(174)	20	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	48	(47)	1	—	—
Six months ended June 30, 2024
Investment related gains (losses)
Foreign currency forwards	179	(183)	(4)	31	6
Foreign currency swaps	155	(138)	17	—	—
Foreign currency interest rate swaps	(123)	123	—	—	—
Interest rate swaps	(115)	76	(39)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	40	(39)	1	—	—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Foreign currency forwards	$3	$2	$29	$(15)
Foreign currency swaps	(87)	64	20	26

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended June 30, 2025 and 2024, these derivatives had losses of $14 million and $0 million, respectively. During the six months ended June 30, 2025 and 2024, these derivatives had losses of $22 million and gains of $3 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2025 and December 31, 2024, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $7 million and $29 million, respectively. During the three and six months ended June 30, 2025 and 2024, there were no amounts deemed ineffective.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Equity options	$871	$105	$(65)	$1,702
Futures	(9)	(1)	(16)	126
Interest rate swaps and forwards and other swaps	(1,079)	(69)	(1,425)	(30)
Foreign currency forwards	(401)	(556)	(611)	(866)
Embedded derivatives on funds withheld	41	(112)	199	(187)
Amounts recognized in investment related gains (losses)	(577)	(633)	(1,918)	745
Embedded derivatives in indexed annuity products[1]	(887)	182	116	(995)
Total gains (losses) on derivatives not designated as hedges	$(1,464)	$(451)	$(1,802)	$(250)

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

The estimated fair value of Athene’s net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2025
Derivative assets	$6,901	$(2,496)	$(3,685)	$720	$(536)	$184
Derivative liabilities	(4,889)	2,496	2,041	(352)	209	(143)

December 31, 2024
Derivative assets	$8,154	$(2,209)	$(5,922)	$23	$—	$23
Derivative liabilities	(3,556)	2,209	1,333	(14)	2	(12)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of June 30, 2025 and December 31, 2024, amounts not subject to master netting or similar agreements were immaterial.

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

Other assets of the consolidated VIEs include short-term receivables due from investments sold, performance fee allocations, interest receivables and due from related parties. Other liabilities include debt and short-term payables.

Results from certain funds managed by Apollo are reported on a three-month lag based upon the availability of financial information.

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Asset Management

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025[1]	2024[1]	2025[1]	2024[1]
Net gains (losses) from investment activities	$18	$(25)	$216	$(7)
Interest and other income	5	62	39	94
Interest and other expenses	(19)	(36)	(40)	(61)
Net gains (losses) from investment activities of consolidated variable interest entities	$4	$1	$215	$26

[1] Amounts reflect consolidation eliminations.

In addition, we recognize revenues and expenses of certain consolidated VIEs within management fees, investment income (loss), compensation and benefits and general, administrative and other. For the three and six months ended June 30, 2025, the Company recorded $53 million and $85 million, respectively, of revenues, $7 million and $11 million, respectively, of expenses and $4 million and $18 million, respectively, of other losses related to the activities of these VIEs. For the three and six months ended June 30, 2024, the Company recorded $8 million and $18 million, respectively, of revenues and $0 million and $2 million, respectively, of expenses related to the activities of these VIEs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Subscription Lines

Included within other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	June 30, 2025			December 31, 2024
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$954	6.82%	0.08	$1,198	6.84%	0.06
Total – Asset Management	$954			$1,198

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of June 30, 2025, the Company was not aware of any instances of non-compliance with any of these covenants.

Revenues of Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Trading securities	$54	$30	$101	$65
Mortgage loans	38	31	81	61
Investment funds	20	—	21	21
Other	(24)	1	(31)	(4)
Net investment income	88	62	172	143

Net recognized investment gains (losses) on trading securities	4	(8)	6	(8)
Net recognized investment gains (losses) on mortgage loans	(13)	(2)	7	(28)
Net recognized investment gains on investment funds	455	319	940	679
Other gains (losses)	16	(5)	17	(9)
Investment related gains (losses)	462	304	970	634
Revenues of consolidated variable interest entities	$550	$366	$1,142	$777

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	June 30, 2025	December 31, 2024
Maximum Loss Exposure[1,2]	$342	$614

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2025		December 31, 2024
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$102	$745	$107	$987
Investment in related parties – investment funds	2,062	3,119	1,853	3,226
Assets of consolidated VIEs – investment funds	19,175	25,514	17,660	23,488
Investment in fixed maturity securities	83,063	83,542	72,523	74,797
Investment in related parties – fixed maturity securities	19,746	22,521	17,239	21,793
Investment in related parties – equity securities	266	315	234	234
Total non-consolidated investments	$124,414	$135,756	$109,616	$124,525

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	June 30, 2025
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$2,382	$—	$—		$—	$2,382
Restricted cash and cash equivalents	3	—	—		—	3
Cash and cash equivalents of VIEs	346	—	—		—	346
Investments, at fair value	213	116	1,144	[1]	165	1,638
Investments of consolidated VIEs	166	—	1,887		175	2,228
Due from related parties[2]	—	—	19		—	19
Derivative assets[3]	—	—	5		—	5
Total Assets – Asset Management	3,110	116	3,055		340	6,621
Retirement Services
AFS Securities
U.S. government and agencies	9,023	—	—		—	9,023
U.S. state, municipal and political subdivisions	—	840	—		—	840
Foreign governments	622	1,107	23		—	1,752
Corporate	9	87,162	7,392		—	94,563
CLO	—	31,388	—		—	31,388
ABS	—	13,218	14,144		—	27,362
CMBS	—	13,500	—		—	13,500
RMBS	—	9,824	498		—	10,322
Total AFS securities	9,654	157,039	22,057		—	188,750
Trading securities	24	4,018	18		—	4,060
Equity securities	182	960	8		—	1,150
Mortgage loans	—	—	77,289		—	77,289
Funds withheld at interest – embedded derivative	—	—	(2,743)		—	(2,743)
Derivative assets	149	6,751	1		—	6,901
Short-term investments	—	4	12		—	16
Other investments	—	954	741		—	1,695
Cash and cash equivalents	10,329	—	—		—	10,329
Restricted cash and cash equivalents	1,720	—	—		—	1,720
Investments in related parties
AFS securities
Corporate	—	1,093	1,099		—	2,192
CLO	—	6,468	1,070		—	7,538
ABS	—	999	10,810		—	11,809
Total AFS securities – related parties	—	8,560	12,979		—	21,539
Trading securities	—	—	399		—	399
Equity securities	—	—	266		—	266
Mortgage loans	—	—	1,275		—	1,275
Investment funds	—	—	1,297		—	1,297
Funds withheld at interest – embedded derivative	—	—	(478)		—	(478)
Other investments	—	—	339		—	339
Reinsurance recoverable	—	—	1,780		—	1,780
Other assets[5]	—	—	277		—	277
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2025
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Assets of consolidated VIEs
Trading securities	—	927	2,338	—	3,265
Mortgage loans	—	—	2,544	—	2,544
Investment funds	—	—	270	18,905	19,175
Other investments	5	12	366	—	383
Cash and cash equivalents	191	—	—	—	191
Total Assets – Retirement Services	22,254	179,225	121,035	18,905	341,419
Total Assets	$25,364	$179,341	$124,090	$19,245	$348,040
Liabilities
Asset Management
Other liabilities of consolidated VIEs, at fair value	$—	$5	$—	$—	$5
Contingent consideration obligations[4]	—	—	61	—	61
Derivative liabilities[3]	—	25	—	—	25
Total Liabilities – Asset Management	—	30	61	—	91
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	12,276	—	12,276
Universal life benefits	—	—	755	—	755
Future policy benefits
AmerUs Life Insurance Company (“AmerUs”) Closed Block	—	—	1,097	—	1,097
Indianapolis Life Insurance Company (“ILICO”) Closed Block and life benefits	—	—	556	—	556
Market risk benefits[5]	—	—	4,489	—	4,489
Derivative liabilities	10	4,879	—	—	4,889
Other liabilities	—	—	295	—	295
Total Liabilities – Retirement Services	10	4,879	19,468	—	24,357
Total Liabilities	$10	$4,909	$19,529	$—	$24,448

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

(Concluded)
[1] Investments as of June 30, 2025 and December 31, 2024 excludes $213 million and $248 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[2] Due from related parties represents a receivable from a fund.
[3] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
[4] Other liabilities as of June 30, 2025 and December 31, 2024 includes profit sharing payable of $61 million and $67 million, respectively, related to contingent obligations classified as Level 3.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	June 30, 2025
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$850	Discounted cash flow	Discount rate	13.0% – 52.8%	17.3%	[1]
	136	Direct capitalization	Capitalization rate	7.3%	7.3%
	158	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	19	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	5	Option model	Volatility rate	45.0%	45.0%
Investments of consolidated VIEs
Bank loans	270	Discounted cash flow	Discount rate	7.2% – 10.2%	8.5%	[1]
	240	Adjusted transaction value	N/A	N/A	N/A
Equity securities	377	Discounted cash flow	Discount rate	13.4%	13.4%
	896	Adjusted transaction value	N/A	N/A	N/A
	22	Option model	Volatility rate	90.0% – 270.0%	122.1%	[1]
Bonds	82	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS, trading and equity securities	28,765	Discounted cash flow	Discount rate	2.5% – 22.4%	6.7%	[1]
Mortgage loans[2]	81,108	Discounted cash flow	Discount rate	0.1% – 49.6%	6.4%	[1]
Investment funds[2]	1,294	Discounted cash flow	Discount rate	13.0% – 14.0%	13.1%	[1]
	281	Recoverability	Estimated proceeds	N/A	N/A
Financial Liabilities
Asset Management
Contingent consideration obligations	61	Discounted cash flow	Discount rate	20.0% – 24.0%	23.1%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	12,276	Discounted cash flow	Nonperformance risk	0.3% – 1.1%	0.7%	[3]
			Option budget	0.5% – 6.0%	3.0%	[4]
			Surrender rate	5.7% – 13.5%	8.8%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended June 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,107	$37	$—	$5	$—	$1,149	$(5)	$—
Investments of Consolidated VIEs	1,518	84	—	345	(60)	1,887	(19)	—
Total Level 3 assets – Asset Management	$2,625	$121	$—	$350	$(60)	$3,036	$(24)	$—
Assets – Retirement Services
AFS securities
Foreign governments	$28	$—	$—	$(5)	$—	$23	$—	$—
Corporate	5,605	56	51	1,650	30	7,392	51	59
ABS	12,572	(17)	306	1,926	(643)	14,144	3	321
CMBS	—	1	(1)	—	—	—	—	—
RMBS	306	5	2	234	(49)	498	—	1
Trading securities	7	—	—	11	—	18	(6)	—
Equity securities	26	—	—	(18)	—	8	—	—
Mortgage loans	70,916	772	—	5,601	—	77,289	821	—
Funds withheld at interest – embedded derivative	(2,847)	104	—	—	—	(2,743)	—	—
Derivative assets	1	—	—	—	—	1	—	—
Short-term investments	48	—	—	(36)	—	12	—	—
Other investments	896	1	—	(156)	—	741	(1)	—
Investments in related parties
AFS securities
Corporate	1,108	—	(6)	(3)	—	1,099	—	(7)
CLO	1,070	—	—	—	—	1,070	—	—
ABS	10,385	2	31	393	(1)	10,810	—	26
Trading securities	437	—	—	(40)	2	399	1	—
Equity securities	244	22	—	—	—	266	22	—
Mortgage loans	1,296	10	—	(31)	—	1,275	8	—
Investment funds	1,180	114	—	3	—	1,297	115	—
Funds withheld at interest – embedded derivative	(540)	62	—	—	—	(478)	—	—
Other investments	340	(1)	—	—	—	339	(1)	—
Reinsurance recoverable	1,729	5	—	46	—	1,780	—	—
Assets of consolidated VIEs
Trading securities	2,170	150	—	29	(11)	2,338	148	—
Mortgage loans	2,519	110	—	(85)	—	2,544	111	—
Investment funds	289	(18)	—	(1)	—	270	(18)	—
Other investments	91	(4)	—	279	—	366	5	—
Total Level 3 assets – Retirement Services	$109,876	$1,374	$383	$9,797	$(672)	$120,758	$1,259	$400

								(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Liabilities – Asset Management
Contingent consideration obligations	$55	$7	$—	$(1)	$—	61	$—	$—
Total Level 3 liabilities – Asset Management	$55	$7	$—	$(1)	$—	$61	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(10,747)	$(887)	$—	$(642)	$—	(12,276)	$—	$—
Universal life benefits	(769)	14	—	—	—	(755)	—	—
Future policy benefits
AmerUs Closed Block	(1,107)	10	—	—	—	(1,097)	—	—
ILICO Closed Block and life benefits	(556)	—	—	—	—	(556)	—	—
Other liabilities	(230)	(65)	—	—	—	(295)	—	—
Total Level 3 liabilities – Retirement Services	$(13,409)	$(928)	$—	$(642)	$—	$(14,979)	$—	$—
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,081	$49	$—	$19	$—	$1,149	$(11)	$—
Investments of consolidated VIEs	2,258	303	—	(7)	(667)	1,887	(29)	—
Total Level 3 assets – Asset Management	$3,339	$352	$—	$12	$(667)	$3,036	$(40)	$—

Assets – Retirement Services
AFS securities
Foreign governments	$29	$(1)	$—	$(5)	$—	$23	$—	$—
Corporate	4,321	70	78	3,071	(148)	7,392	63	72
ABS	16,529	5	473	1,845	(4,708)	14,144	4	494
CMBS	—	(23)	(4)	28	(1)	—	—	—
RMBS	256	9	1	281	(49)	498	—	1
Trading securities	22	—	—	10	(14)	18	(6)	—
Equity securities	27	(1)	—	(18)	—	8	(1)	—
Mortgage loans	63,239	1,772	—	12,278	—	77,289	1,750	—
Funds withheld at interest – embedded derivative	(3,035)	292	—	—	—	(2,743)	—	—
Derivative assets	1	—	—	—	—	1	—	—
Short-term investments	169	—	—	(156)	(1)	12	—	—
Other investments	895	2	—	(156)	—	741	(1)	—
Investments in related parties
AFS securities
Corporate	1,108	—	(8)	(1)	—	1,099	—	(9)
CLO	696	—	(2)	376	—	1,070	—	(2)
ABS	9,741	3	50	1,017	(1)	10,810	—	41
Trading securities	573	—	—	(176)	2	399	1	—
Equity securities	234	32	—	—	—	266	32	—
Mortgage loans	1,297	24	—	(46)	—	1,275	25	—
Investment funds	1,139	155	—	3	—	1,297	155	—
Funds withheld at interest – embedded derivative	(615)	137	—	—	—	(478)	—	—
Other investments	331	8	—	—	—	339	8	—
Reinsurance recoverable	1,661	35	—	84	—	1,780	—	—
Assets of consolidated VIEs
Trading securities	1,954	217	—	100	67	2,338	214	—
Mortgage loans	2,579	137	—	(172)	—	2,544	141	—
Investment funds	770	(3)	—	(497)	—	270	(15)	—
Other investments	103	—	—	263	—	366	7	—
Total Level 3 assets – Retirement Services	$104,024	$2,870	$588	$18,129	$(4,853)	$120,758	$2,377	$597

								(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Liabilities – Asset Management
Contingent consideration obligations	$67	$8	$—	$(14)	$—	$61	$—	$—
Total Level 3 liabilities – Asset Management	$67	$8	$—	$(14)	$—	$61	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(11,242)	$116	$—	$(1,150)	$—	$(12,276)	$—	$—
Universal life benefits	(742)	(13)	—	—	—	(755)	—	—
Future policy benefits
AmerUs Closed Block	(1,102)	5	—	—	—	(1,097)	—	—
ILICO Closed Block and life benefits	(538)	(18)	—	—	—	(556)	—	—
Derivative liabilities	(1)	1	—	—	—	—	—	—
Other liabilities	(225)	(71)	—	1	—	(295)	—	—
Total Level 3 liabilities – Retirement Services	$(13,850)	$20	$—	$(1,149)	$—	$(14,979)	$—	$—

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended June 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$15	$—	$(10)	$—	$5	$—	$—	$—
Investments of consolidated VIEs	664	—	(319)	—	345	—	(60)	(60)
Total Level 3 assets – Asset Management	$679	$—	$(329)	$—	$350	$—	$(60)	$(60)

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(5)	(5)	$—	$—	—
Corporate	1,872	—	—	(222)	1,650	30	—	30
ABS	2,563	—	(11)	(626)	1,926	—	(643)	(643)
RMBS	248	—	—	(14)	234	—	(49)	(49)
Trading securities	11	—	—	—	11	—	—	—
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	8,750	—	(40)	(3,109)	5,601	—	—	—
Short-term investments	—	—	—	(36)	(36)	—	—	—
Other investments	—	—	—	(156)	(156)	—	—	—
Investments in related parties
AFS securities
Corporate	—	—	—	(3)	(3)	—	—	—
ABS	1,055	—	—	(662)	393	14	(15)	(1)
Trading securities	48	—	—	(88)	(40)	2	—	2
Mortgage loans	—	—	—	(31)	(31)	—	—	—
Investment funds	3	—	—	—	3	—	—	—
Reinsurance recoverable	—	49	—	(3)	46	—	—	—
Assets of consolidated VIEs
Trading securities	291	—	(262)	—	29	—	(11)	(11)
Mortgage loans	19	—	(3)	(101)	(85)	—	—	—
Investment funds	—	—	(1)	—	(1)	—	—	—
Other investments	279	—	—	—	279	—	—	—
Total Level 3 assets – Retirement Services	$15,139	$49	$(317)	$(5,074)	$9,797	$46	$(718)	$(672)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(1)	$(1)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(1)	$(1)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(861)	$—	$219	$(642)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(861)	$—	$219	$(642)	$—	$—	$—

[1] Related to instruments held at end of period.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$8	$—	$—	$—	$8	$—	$—	$—
Investments of consolidated VIEs	788	—	(1,292)	—	(504)	—	(70)	(70)
Total Level 3 assets – Asset Management	$796	$—	$(1,292)	$—	$(496)	$—	$(70)	$(70)

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Corporate	5,549	—	(65)	(21)	5,463	89	(820)	(731)
ABS	1,558	—	(7)	(202)	1,349	205	(270)	(65)
RMBS	—	—	—	(5)	(5)	—	(2)	(2)
Trading securities	—	—	—	(3)	(3)	—	—	—
Equity securities	—	—	—	—	—	9	—	9
Mortgage loans	6,022	—	—	(1,654)	4,368	—	—	—
Short-term investments	1	—	—	(21)	(20)	—	(1)	(1)
Other investments	156	—	—	—	156	—	—	—
Investments in related parties
AFS securities
Corporate	—	—	(1)	(2)	(3)	—	—	—
ABS	1,894	—	(304)	(1,031)	559	—	—	—
Trading securities	2	—	—	(63)	(61)	—	—	—
Mortgage loans	87	—	—	(49)	38	—	—	—
Reinsurance recoverable	—	91	—	(1)	90	—	—	—
Assets of consolidated VIEs
Trading securities	163	—	(32)	(7)	124	—	—	—
Mortgage loans	23	—	—	(43)	(20)	—	—	—
Total Level 3 assets – Retirement Services	$15,455	$91	$(409)	$(3,108)	$12,029	$303	$(1,093)	$(790)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(85)	$(85)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(85)	$(85)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities - embedded derivative	$—	$(760)	$—	$252	$(508)	$—	$—	$—
Other liabilities	—	—	—	3	3	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(760)	$—	$255	$(505)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$29	$—	$(10)	$—	$19	$—	$—	$—
Investments of consolidated VIEs	1,289	—	(1,296)	—	(7)	—	(667)	(667)
Total Level 3 assets – Asset Management	$1,318	$—	$(1,306)	$—	$12	$—	$(667)	$(667)

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Corporate	3,427	—	(6)	(350)	3,071	126	(274)	(148)
ABS	2,792	—	(23)	(924)	1,845	479	(5,187)	(4,708)
CMBS	28	—	—	—	28	13	(14)	(1)
RMBS	297	—	—	(16)	281	—	(49)	(49)
Trading securities	11	—	—	(1)	10	—	(14)	(14)
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	17,760	—	(172)	(5,310)	12,278	—	—	—
Short-term investments	12	—	—	(168)	(156)	—	(1)	(1)
Other investments	—	—	—	(156)	(156)	—	—	—
Investments in related parties
AFS securities
Corporate	5	—	—	(6)	(1)	—	—	—
CLO	376	—	—	—	376	—	—	—
ABS	2,259	—	—	(1,242)	1,017	14	(15)	(1)
Trading securities	70	—	(91)	(155)	(176)	2	—	2
Mortgage loans	—	—	(15)	(31)	(46)	—	—	—
Investment funds	3	—	—	—	3	—	—	—
Reinsurance recoverable	—	90	—	(6)	84	—	—	—
Assets of consolidated VIEs
Trading securities	435	—	(335)	—	100	90	(23)	67
Mortgage loans	34	—	(10)	(196)	(172)	—	—	—
Investment funds	—	—	(497)	—	(497)	—	—	—
Other investments	279	—	(16)	—	263	—	—	—
Total Level 3 assets – Retirement Services	$27,788	$90	$(1,165)	$(8,584)	$18,129	$724	$(5,577)	$(4,853)

Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(14)	$(14)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(14)	$(14)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(1,613)	$—	$463	$(1,150)	$—	$—	$—
Other liabilities	—	—	—	1	1	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(1,613)	$—	$464	$(1,149)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$20	$—	$(15)	$—	$5	$—	$—	$—
Investments of consolidated VIEs	2,089	—	(1,975)	—	114	—	(70)	(70)
Total Level 3 assets – Asset Management	$2,109	$—	$(1,990)	$—	$119	$—	$(70)	$(70)

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Corporate	6,471	—	(67)	(97)	6,307	98	(820)	(722)
ABS	1,871	—	(7)	(390)	1,474	546	(529)	17
RMBS	—	—	—	(6)	(6)	—	(2)	(2)
Trading securities	—	—	—	(5)	(5)	14	—	14
Equity securities	2	—	(1)	—	1	9	—	9
Mortgage loans	11,708	—	(26)	(2,881)	8,801	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	3	—	(6)	(21)	(24)	—	(1)	(1)
Other investments	280	—	—	—	280	—	—	—
Investments in related parties
AFS securities
Corporate	6	—	(1)	(4)	1	—	—	—
ABS	4,587	—	(504)	(1,294)	2,789	—	—	—
Trading securities	4	—	—	(122)	(118)	—	—	—
Mortgage loans	87	—	—	(50)	37	—	—	—
Reinsurance recoverable	—	200	—	(1)	199	—	—	—
Assets of consolidated VIEs
Trading securities	163	—	(87)	(7)	69	6	—	6
Mortgage loans	55	—	—	(59)	(4)	—	—	—
Investment funds	1	—	—	—	1	—	—	—
Other investments	19	—	(3)	—	16	—	—	—
Total Level 3 assets – Retirement Services	$25,257	$200	$(702)	$(4,943)	$19,812	$674	$(1,352)	$(678)
Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(99)	$(99)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(99)	$(99)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(1,658)	$—	$478	$(1,180)	$—	$—	$—
Other liabilities	—	—	—	50	50	64	—	64
Total Level 3 liabilities – Retirement Services	$—	$(1,658)	$—	$528	$(1,130)	$64	$—	$64

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Without Readily Determinable Fair Values

Previously, the Company elected the measurement alternative under ASC 321 to account for an equity security that did not have a readily determinable fair value because of which the equity security was held at cost less any impairment. In connection with the initial public offering of the issuer of the equity security, the Company transitioned to measuring the investment at fair value using Level 1 inputs. This resulted in an observable transaction price below the Company’s carrying amount. Consequently, during the three months ended June 30, 2025, the Company recognized an impairment loss of $257 million and the carrying value of the investment was written down to its fair value of $101 million as of June 30, 2025.

The carrying amount of the equity security was $358 million, net of an impairment of $42 million, as of December 31, 2024.

Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Trading securities	$261	$(40)	$336	$(100)
Mortgage loans	892	82	1,933	(318)
Investment funds	114	3	155	(25)
Future policy benefits	10	31	5	58
Other	(29)	(11)	(17)	4
Total gains (losses)	$1,248	$65	$2,412	$(381)

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

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	June 30, 2025	December 31, 2024
Unpaid principal balance	$82,709	$69,754
Mark to fair value	(1,601)	(2,639)
Fair value	$81,108	$67,115

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2025	December 31, 2024
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$614	$195
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(257)	(102)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$357	$93

Fair value of commercial mortgage loans 90 days or more past due	$108	$31
Fair value of commercial mortgage loans in non-accrual status	357	93

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2025	December 31, 2024
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$743	$898
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(69)	(51)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$674	$847

Fair value of residential mortgage loans 90 days or more past due[1]	$674	$847
Fair value of residential mortgage loans in non-accrual status	611	765

1 As of June 30, 2025 and December 31, 2024, includes $63 million and $82 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on Athene’s mortgage loan portfolio:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Mortgage loans	$(20)	$3	$(23)	$(30)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial mortgage loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	June 30, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$102	$102	$102	$—	$—	$—
Policy loans	310	310	—	—	310	—
Funds withheld at interest	19,741	19,741	—	—	—	19,741
Short-term investments	171	171	—	—	—	171
Other investments	225	58	—	—	—	58
Investments in related parties
Investment funds	765	765	765	—	—	—
Funds withheld at interest	5,068	5,068	—	—	—	5,068
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$26,400	$26,233	$867	$—	$328	$25,038

Financial liabilities
Interest sensitive contract liabilities	$236,927	$232,387	$—	$—	$—	$232,387
Debt	7,864	7,507	—	577	6,930	—
Securities to repurchase	3,537	3,537	—	—	3,537	—
Funds withheld liability	4,503	4,503	—	—	—	4,503
Total financial liabilities not carried at fair value	$252,831	$247,934	$—	$577	$10,467	$236,890

	December 31, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	318	318	—	—	318	—
Funds withheld at interest	21,901	21,901	—	—	—	21,901
Short-term investments	192	192	—	—	—	192
Other investments	93	101	—	—	—	101
Investments in related parties
Investment funds	714	714	714	—	—	—
Funds withheld at interest	5,665	5,665	—	—	—	5,665
Short-term investments	743	743	—	—	743	—
Total financial assets not carried at fair value	$29,733	$29,741	$821	$—	$1,061	$27,859

Financial liabilities
Interest sensitive contract liabilities	$200,278	$192,025	$—	$—	$—	$192,025
Debt	6,309	5,844	—	581	5,263	—
Securities to repurchase	5,716	5,716	—	—	5,716	—
Funds withheld liability	4,331	4,331	—	—	—	4,331
Total financial liabilities not carried at fair value	$216,634	$207,916	$—	$581	$10,979	$196,356

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other investments – Other investments include investments in low-income housing and transferable energy tax credit structures. For those held using the proportional amortization method, the carrying value may include tax credits which have been received but not yet used, which are excluded from the measurement of the fair value estimate of the investment structures. Tax and other future benefits expected to be generated by these structures are valued using a discounted cash flow model. Received but unused tax credits included in the carrying value as of June 30, 2025 are expected to be used during the year ending December 31, 2025.

Interest sensitive contract liabilities – The carrying and fair value of interest sensitive contract liabilities above includes fixed indexed and traditional fixed annuities without mortality or morbidity risks, funding agreements, guaranteed investment contracts and payout annuities without life contingencies. The embedded derivatives within fixed indexed annuities without mortality or morbidity risks are excluded, as they are carried at fair value. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates, adding a spread to reflect nonperformance risk and subtracting a risk margin to reflect uncertainty inherent in the projected cash flows.

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

Interest sensitive contract liabilities – embedded derivative

Significant unobservable inputs used in the fixed indexed annuities embedded derivative of the interest sensitive contract liabilities valuation include:

1.Nonperformance risk – For contracts Athene issues, it uses the credit spread, relative to the U.S. Treasury curve based on Athene’s public credit rating as of the valuation date. This represents Athene’s credit risk used in the fair value estimate of embedded derivatives.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and economic inputs used in the discount rate, including risk margin. Depending on the projected cash flows and other assumptions, the contract may be recorded as an asset or liability. The estimate is classified as Level 3.

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 8 for more information on Athene’s products.

	Six months ended June 30, 2025
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type and other	Indexed Annuities
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173
Additions	366	560	26	5	408	—	1,365
Amortization	(169)	(122)	(11)	(1)	(84)	(172)	(559)
Other	2	—	—	—	—	—	2
Balance at June 30, 2025	$1,357	$2,716	$55	$15	$1,800	$2,038	$7,981

	Six months ended June 30, 2024
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type and other	Indexed Annuities
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979
Additions	279	525	24	—	328	—	1,156
Amortization	(109)	(82)	(5)	(1)	(55)	(182)	(434)
Other	(2)	—	—	—	—	—	(2)
Balance at June 30, 2024	$1,058	$1,960	$29	$10	$1,243	$2,399	$6,699

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
▪other investment-type contracts comprising of immediate annuities without significant mortality risk (which includes pension group annuities without life contingencies), guaranteed investment contracts, and assumed endowments without significant mortality risks.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents a rollforward of the policyholder account balance by product within interest sensitive contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Six months ended June 30, 2025
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	15,357	8,868	21,676	502	46,403
Policy charges	(1)	(382)	—	—	(383)
Surrenders and withdrawals	(2,913)	(5,601)	—	(36)	(8,550)
Benefit payments	(703)	(807)	(3,906)	(153)	(5,569)
Interest credited	2,098	1,376	1,456	110	5,040
Foreign exchange	337	7	1,021	437	1,802
Other	—	—	213	(34)	179
Balance at June 30, 2025	$100,836	$101,322	$75,228	$8,856	$286,242

Weighted average crediting rate	4.6%	2.7%	4.6%	2.7%
Net amount at risk	$420	$15,997	$—	$39
Cash surrender value	94,874	93,191	—	7,191

	Six months ended June 30, 2024
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	13,436	8,823	14,511	708	37,478
Policy charges	(1)	(342)	—	—	(343)
Surrenders and withdrawals	(2,511)	(6,350)	—	(44)	(8,905)
Benefit payments	(557)	(845)	(6,032)	(113)	(7,547)
Interest credited	1,466	1,400	703	100	3,669
Foreign exchange	(357)	(4)	(180)	(583)	(1,124)
Other	—	—	(64)	(50)	(114)
Balance at June 30, 2024	$76,239	$95,829	$41,288	$7,647	$221,003

Weighted average crediting rate	4.2%	2.5%	4.3%	2.7%
Net amount at risk	$427	$15,185	$—	$71
Cash surrender value	71,380	87,449	—	6,404

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated statements of financial condition:

	June 30,
(In millions)	2025	2024
Traditional deferred annuities	$100,836	$76,239
Indexed annuities	101,322	95,829
Funding agreements	75,228	41,288
Other investment-type	8,856	7,647
Reconciling items[1]	5,996	7,386
Interest sensitive contract liabilities	$292,238	$228,389

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

	June 30, 2025
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$5,071	$1,857	$80,432	$87,360
2.0% – < 4.0%	5,962	610	2,598	9,170
4.0% – < 6.0%	4,300	2	1	4,303
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$15,336	$2,469	$83,031	$100,836

Indexed annuities
< 2.0%	$1,544	$1,182	$3,280	$6,006
2.0% – < 4.0%	4,070	37	—	4,107
Total indexed annuities with GMCR	5,614	1,219	3,280	10,113
Other[1]				91,209
Total indexed annuities				$101,322

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

	June 30, 2024
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$4,003	$3,029	$56,813	$63,845
2.0% – < 4.0%	7,127	434	1,466	9,027
4.0% – < 6.0%	3,354	9	1	3,364
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,487	$3,472	$58,280	$76,239

Indexed annuities
< 2.0%	$2,069	$1,492	$2,962	$6,523
2.0% – < 4.0%	4,826	53	17	4,896
Total indexed annuities with GMCR	6,895	1,545	2,979	11,419
Other[1]				84,410
Total indexed annuities				$95,829

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

The following is a rollforward by product within future policy benefits:

	Six months ended June 30, 2025
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance	$—	$880	$880
Effect of changes in discount rate assumptions	—	(30)	(30)
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Beginning balance at original discount rate	—	852	852
Effect of actual to expected experience	—	(1)	(1)
Adjusted balance	—	851	851
Interest accrual	—	10	10
Net premium collected	—	(92)	(92)
Foreign exchange	—	76	76
Ending balance at original discount rate	—	845	845
Effect of changes in discount rate assumptions	—	23	23
Ending balance, present value of expected net premiums	$—	$868	$868
Present value of expected future policy benefits
Beginning balance	$42,261	$2,711	$44,972
Effect of changes in discount rate assumptions	7,378	206	7,584
Effect of foreign exchange on the change in discount rate assumptions	(5)	(1)	(6)
Beginning balance at original discount rate	49,634	2,916	52,550
Effect of actual to expected experience	(64)	2	(62)
Adjusted balance	49,570	2,918	52,488
Issuances	133	—	133
Interest accrual	879	35	914
Benefit payments	(2,238)	(49)	(2,287)
Foreign exchange	75	270	345
Ending balance at original discount rate	48,419	3,174	51,593
Effect of changes in discount rate assumptions	(6,465)	(553)	(7,018)
Effect of foreign exchange on the change in discount rate assumptions	(28)	(24)	(52)
Ending balance, present value of expected future policy benefits	41,926	2,597	44,523
Less: Present value of expected net premiums	—	868	868
Net future policy benefits	$41,926	$1,729	$43,655

Weighted-average liability duration (in years)	9.4	29.4
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.3%	5.1%
Expected future gross premiums, undiscounted	$—	$1,064
Expected future gross premiums, discounted[1]	—	919
Expected future benefit payments, undiscounted	70,754	10,085

[1] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2024
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Effect of actual to expected experience	—	(6)	(6)
Adjusted balance	—	1,129	1,129
Interest accrual	—	11	11
Net premium collected	—	(98)	(98)
Foreign exchange	—	(135)	(135)
Ending balance at original discount rate	—	907	907
Effect of changes in discount rate assumptions	—	38	38
Effect of foreign exchange on the change in discount rate assumptions	—	(3)	(3)
Ending balance, present value of expected net premiums	$—	$942	$942
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of actual to expected experience	(29)	(9)	(38)
Adjusted balance	51,206	3,267	54,473
Issuances	670	—	670
Interest accrual	901	35	936
Benefit payments	(2,243)	(44)	(2,287)
Foreign exchange	(6)	(404)	(410)
Ending balance at original discount rate	50,528	2,854	53,382
Effect of changes in discount rate assumptions	(7,537)	(45)	(7,582)
Effect of foreign exchange on the change in discount rate assumptions	1	(1)	—
Ending balance, present value of expected future policy benefits	42,992	2,808	45,800
Less: Present value of expected net premiums	—	942	942
Net future policy benefits	$42,992	$1,866	$44,858

Weighted-average liability duration (in years)	9.4	32.2
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.6%	4.4%
Expected future gross premiums, undiscounted	$—	$1,201
Expected future gross premiums, discounted[1]	—	992
Expected future benefit payments, undiscounted	74,184	10,247

[1] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of future policy benefits to the condensed consolidated statements of financial condition:

	June 30,
(In millions)	2025	2024
Payout annuities with life contingencies	$41,926	$42,992
Whole life	1,729	1,866
Reconciling items[1]	5,745	5,941
Future policy benefits	$49,400	$50,799

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of operations:

	Premiums
	Six months ended June 30,
(In millions)	2025	2024
Payout annuities with life contingencies	$122	$655
Whole life	101	105
Reconciling items[1]	11	14
Total premiums	$234	$774

	Interest expense
	Six months ended June 30,
(In millions)	2025	2024
Payout annuities with life contingencies	$879	$901
Whole life	25	23
Total interest expense	$904	$924

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

During the six months ended June 30, 2025, the present value of expected future policy benefits decreased by $449 million, which was driven by $2,287 million of benefit payments, offset by $914 million of interest accruals, a $573 million change in discount rate assumptions related to a decrease in market observable rates, a $345 million change in foreign exchange and $133 million of issuances, primarily pension group annuities.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of operations:

	Six months ended June 30,
(In millions)	2025	2024
Reserves	$61	$32
Deferred profit liability	2	(29)
Negative VOBA	(3)	(10)
Total remeasurement gains (losses)	$60	$(7)

During the six months ended June 30, 2025 and 2024, Athene recorded reserve increases of $8 million and $35 million, respectively, on the condensed consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Six months ended June 30, 2025
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	201	201
Interest accrual	4	89	93
Attributed fees collected	1	189	190
Benefit payments	(3)	(30)	(33)
Effect of changes in interest rates	3	(29)	(26)
Effect of actual policyholder behavior compared to expected behavior	—	53	53
Balance, end of period, before changes in instrument-specific credit risk	192	3,844	4,036
Effect of changes in instrument-specific credit risk	3	173	176
Balance at June 30, 2025	195	4,017	4,212
Less: Reinsurance recoverable	—	50	50
Balance at June 30, 2025, net of reinsurance	$195	$3,967	$4,162

Net amount at risk	$420	$15,997
Weighted-average attained age of contract holders (in years)	76	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2024
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	159	159
Interest accrual	5	94	99
Attributed fees collected	1	174	175
Benefit payments	(2)	(27)	(29)
Effect of changes in interest rates	(11)	(372)	(383)
Effect of changes in equity	—	(81)	(81)
Effect of actual policyholder behavior compared to expected behavior	4	45	49
Balance, end of period, before changes in instrument-specific credit risk	191	3,163	3,354
Effect of changes in instrument-specific credit risk	(2)	4	2
Balance at June 30, 2024	189	3,167	3,356
Less: Reinsurance recoverable	—	18	18
Balance at June 30, 2024, net of reinsurance	$189	$3,149	$3,338

Net amount at risk	$427	$15,185
Weighted-average attained age of contract holders (in years)	76	69

The following is a reconciliation of market risk benefits to the condensed consolidated statements of financial condition. Market risk benefit assets are included in other assets on the condensed consolidated statements of financial condition.

	June 30, 2025
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$195	$195
Indexed annuities	277	4,294	4,017
Total	$277	$4,489	$4,212

	June 30, 2024
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$189	$189
Indexed annuities	371	3,538	3,167
Total	$371	$3,727	$3,356

During the six months ended June 30, 2025, net market risk benefit liabilities increased by $497 million, which was primarily driven by $201 million of issuances, $190 million in fees collected from policyholders, and $93 million of interest accruals.

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

The following summarizes the unobservable inputs for market risk benefits:

	June 30, 2025
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$4,212	Discounted cash flow	Nonperformance risk	0.3%	1.1%	1.0%	[1]	Decrease
			Option budget	0.5%	6.0%	2.5%	[2]	Decrease
			Surrender rate	3.1%	6.7%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	85.4%	[3]	Increase

	June 30, 2024
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$3,356	Discounted cash flow	Nonperformance risk	0.4%	1.3%	1.2%	[1]	Decrease
			Option budget	0.5%	6.0%	2.1%	[2]	Decrease
			Surrender rate	3.1%	6.9%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.4%	[3]	Increase

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

9. Profit Sharing Payable

Profit sharing payable was $1.9 billion and $1.9 billion as of June 30, 2025 and December 31, 2024, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2025	$1,888
Profit sharing expense	390
Payments/other	(374)
Profit sharing payable, June 30, 2025	$1,904

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

10. Income Taxes

The Company’s income tax provision totaled $3 million and $261 million for the three months ended June 30, 2025 and 2024, respectively, and totaled $246 million and $683 million for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective income tax rate was approximately 0.4% and 18.2% for the three months ended June 30, 2025 and 2024, respectively, and 12.1% and 18.8% for the six months ended June 30, 2025 and 2024, respectively.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of June 30, 2025, the Company recorded $4 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would impact the effective tax rate. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States, the United Kingdom, and Bermuda. There are no material unremitted earnings with respect to the United Kingdom or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of June 30, 2025, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2021 through 2023 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2023. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2014 to 2023. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax years 2015 to 2022. There are other examinations ongoing in other state, local, and foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

On June 28, 2025, the Group of Seven (“G7”)—comprising Canada, France, Germany, Italy, Japan, the United Kingdom, and the United States—released a joint statement supporting the exclusion of U.S. parented multinational groups from the Pillar Two Income Inclusion Rule (“IIR”) and Undertaxed Profits Rule (“UTPR”), with respect to both domestic and foreign profits. While such an exclusion would likely apply to the Company’s wholly-owned entities, its applicability to ACRA remains uncertain due to ACRA’s partial ownership by the Company. Additionally, it is unclear whether Bermuda will amend its corporate income tax (“CIT”) regime in response to the G7’s statement. The Company continues to monitor these developments closely. The Company’s financial results continue to reflect the impacts of both Pillar Two and the Bermuda CIT on U.S. and non-U.S. income. Any future changes to either regime could affect the Company’s financial statements.

On July 4, 2025, President Donald J. Trump signed into law H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA includes a broad range of tax reform provisions, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and expanding certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others. Certain provisions are effective starting in 2025, while others are not effective until 2026. The Company is currently evaluating the impact that the OBBBA will have on its consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11. Debt

Company debt consisted of the following:

		June 30, 2025			December 31, 2024
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.40% 2026 Senior Notes[1,2]	May 27, 2026	$499	$499	[3]	$499	$496	[3]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	680	[3]	675	670	[3]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	497	457	[3]	497	439	[3]
6.38% 2033 Senior Notes[1,2]	November 15, 2033	493	547	[3]	492	542	[3]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	269	[3]	297	271	[3]
5.80% 2054 Senior Notes[1,2]	May 21, 2054	741	741	[3]	741	753	[3]
7.63% 2053 Subordinated Notes[1,2]	September 15, 2053	585	627	[4]	584	642	[4]
6.00% 2054 Subordinated Notes[1,2]	December 15, 2054	493	488	[3]	494	494	[3]
		4,280	4,308		4,279	4,307
Retirement Services
4.13% 2028 AHL Senior Notes[1]	January 12, 2028	1,042	991	[3]	1,050	976	[3]
6.15% 2030 AHL Senior Notes[1]	April 3, 2030	572	531	[3]	579	519	[3]
3.50% 2031 AHL Senior Notes[1]	January 15, 2031	518	471	[3]	520	452	[3]
6.65% 2033 AHL Senior Notes[1]	February 1, 2033	396	433	[3]	395	425	[3]
5.88% 2034 AHL Senior Notes[1]	January 15, 2034	585	622	[3]	584	608	[3]
3.95% 2051 AHL Senior Notes[1]	May 25, 2051	544	354	[3]	544	360	[3]
3.45% 2052 AHL Senior Notes[1]	May 15, 2052	504	318	[3]	504	322	[3]
6.25% 2054 AHL Senior Notes[1]	April 1, 2054	982	989	[3]	983	1,003	[3]
6.63% 2055 AHL Senior Notes[1]	May 19, 2055	979	1,030	[3]	—	—
6.63% 2054 AHL Subordinated Notes[1]	October 15, 2054	592	593	[3]	592	598	[3]
6.88% 2055 AHL Subordinated Notes[1]	June 28, 2055	592	598	[3]	—	—
7.25% 2064 AHL Subordinated Notes[1]	March 30, 2064	558	577	[4]	558	581	[4]
		7,864	7,507		6,309	5,844
Total Debt		$12,144	$11,815		$10,588	$10,151

[1] Interest rate is calculated as weighted average annualized.
[2] Includes amortization of note discount, as applicable, totaling $43 million and $44 million as of June 30, 2025 and December 31, 2024, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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

Retirement Services – Notes Issued

AHL Senior Notes – AHL’s senior unsecured notes are callable by AHL at any time. If called prior to a defined period before the scheduled maturity date, typically three or six months, the price is equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the treasury rate plus a spread (as defined in the applicable prospectus supplement) and any accrued and unpaid interest.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the second quarter of 2025, AHL issued $1.0 billion of 6.625% Senior Notes due May 19, 2055 (the “2055 AHL Senior Notes”). AHL will accrue interest quarterly and pay interest on the 2055 AHL Senior Notes semi-annually, commencing on November 19, 2025.

AHL Subordinated Notes – AHL has fixed-rate reset subordinated notes outstanding, which pay interest at the initially stated fixed rate until the interest rate reset dates, at which point the interest rate resets to the Five-Year U.S. Treasury Rate plus a spread. Reset terms are as defined in the applicable prospectus supplement. AHL may defer interest payments on the subordinated notes for up to five consecutive years.

During the second quarter of 2025, AHL issued $600 million of 6.875% Fixed-Rate Reset Junior Subordinated Debentures due June 28, 2055 (the “2055 AHL Subordinated Notes”). Athene will accrue interest quarterly and pay interest semi-annually at an annual fixed rate of 6.875% on the 2055 AHL Subordinated Notes, commencing on December 28, 2025 until June 28, 2035. On June 28, 2035, and every fifth annual anniversary thereafter, the interest rate will reset to the Five-Year U.S. Treasury Rate (as defined in the applicable prospectus supplement) plus 2.582%. AHL may defer interest payments on the 2055 AHL Subordinated Notes for up to five consecutive years.

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of June 30, 2025:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management - AGM credit facility	N/A	November 21, 2029	Citibank	The borrowing capacity under the AGM credit facility is $1.25 billion, subject to being increased up to $1.5 billion in total.
Retirement Services - AHL credit facility	N/A	June 30, 2028	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total.
Retirement Services - AHL liquidity facility	N/A	June 26, 2026	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total.

Asset Management – Credit Facility

On November 21, 2024, AGM and AMH, as parent borrower and subsidiary borrower, respectively, entered into a $1.25 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on November 21, 2029 (“AGM credit facility”). As of June 30, 2025, AGM and AMH, as borrowers under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AGM and AMH were in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under the AGM credit facility and the Company was in compliance with all financial covenants under the facilities.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the AHL credit facility. As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all financial covenants under the facility.

AHL Liquidity Facility—On June 27, 2025, AHL, AARe, ALRe and AAIA entered into a revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent, (“AHL liquidity facility”), which replaced the previous credit agreement dated as of June 28, 2024 and the commitments under it, which expired on June 27, 2025. The AHL liquidity facility is unsecured and has a commitment termination date of June 26, 2026, subject to any extensions of additional 364-day periods with consent of extending lenders and/or “term-out” of outstanding loans (by which, at Athene’s election, the outstanding loans may be converted to term loans which shall have a maturity of up to one year after the original maturity date), in each case in accordance with the terms of the AHL liquidity facility. In connection with the AHL liquidity facility, AARe guaranteed all of the obligations of each other borrower under the AHL liquidity facility and the related loan documents. The AHL liquidity facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility contains various standard covenants with which Athene must comply, including the following:

1.AARe minimum consolidated net worth of no less than $23.2 billion; and
2.Restrictions on Athene’s ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on AARe’s financial strength rating. Rates and terms are as defined in the AHL liquidity facility. As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under the AHL liquidity facility and Athene was in compliance with all financial covenants under the facility.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Asset Management	$60	$53	$120	$104
Retirement Services[1]	83	66	158	109
Total Interest Expense	$143	$119	$278	$213

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense of $166 million and $153 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense of $315 million and $342 million, respectively. As of June 30, 2025, there was $840 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Service-Based Awards

During the six months ended June 30, 2025 and 2024, the Company awarded 3.4 million and 3.4 million of service-based RSUs, with a grant date fair value of $527 million and $366 million, respectively.

During the three months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense on service-based RSUs of $126 million and $109 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense on service-based RSUs of $243 million and $201 million, respectively.

Performance-Based Awards

During the six months ended June 30, 2025, there were no performance-based RSUs awarded. During the six months ended June 30, 2024, the Company awarded 0.9 million of performance-based RSUs, with a grant date fair value of $87 million, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

During the three months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense on performance-based awards of $21 million and $33 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense on performance-based awards of $37 million and $107 million, respectively.

In December 2021, the Company awarded one-time grants to the Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics.

During the three months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense for service-based awards related to these one-time grants of $14 million and $14 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense for service-based awards related to these one-time grants of $28 million and $28 million, respectively.

During the three months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense for performance-based awards related to these one-time grants of $6 million and $6 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense for performance-based awards related to these one-time grants of $12 million and $12 million, respectively.

The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2025	14,635,028	$70.03	21,337,132	35,972,160
Granted	3,334,616	156.62	69,129	3,403,745
Forfeited	(122,200)	101.66	(44)	(122,244)
Vested	(2,435,097)	90.56	2,435,097	—
Issued	—	—	(7,678,375)	(7,678,375)
Balance at June 30, 2025	15,412,347	$78.97	16,162,939	31,575,286

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted Stock Awards

During the six months ended June 30, 2025 and 2024, the Company awarded 0.1 million and 0.1 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $18 million and $11 million, respectively.

During the three months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $10 million and $10 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $18 million and $22 million, respectively.

13. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three and six months ended June 30, 2025 and 2024, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding adjustment to retained earnings (accumulated deficit).

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below outlines the share activity for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	8,017,170	6,662,371
Reduction of shares of common stock issued[2]	(3,298,981)	(2,617,510)
Shares of common stock purchased related to share issuances and forfeitures[3]	—	(147,560)
Issuance of shares of common stock for equity-based awards	4,718,189	3,897,301

[1] The gross value of shares issued was $1,300 million and $719 million for the six months ended June 30, 2025 and 2024, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Cash paid for tax liabilities associated with net share settlement was $542 million and $350 million for the six months ended June 30, 2025 and 2024, respectively.
[3] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the six months ended June 30, 2024, Apollo issued 105,698 of such restricted shares and 147,560 of such RSUs under the Equity Plan, respectively.

During the six months ended June 30, 2025 and 2024, 1,392,000 and 2,987,000 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase programs discussed above, and such shares were subsequently canceled by the Company. The Company paid $193 million and $335 million for these open market share repurchases during the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, the Company issued 540,177 shares of common stock in settlement of a deferred consideration obligation. During the three months ended June 30, 2024, the Company issued 742,742 shares of common stock in settlement of a share-based contingent consideration.

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

Unless converted earlier in accordance with its terms, each share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be July 31, 2026, into between 0.5060 shares and 0.6072 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations related to the Mandatory Convertible Preferred Stock (the “Certificate of Designations”). The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to July 31, 2026.

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

During the six months ended June 30, 2024, 235 shares of the Mandatory Convertible Preferred Stock were converted at the option of the respective holders. As of June 30, 2025 and December 31, 2024, there were 28,749,765 and 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding, respectively.

Warrants

In 2022, the Company issued warrants in a private placement exercisable for up to 12.5 million shares of common stock at an exercise price of $82.80 per share. As of June 30, 2025, warrants exercisable for 7.4 million shares of common stock were vested and exercisable. In April 2025, the Company issued 1,080,041 shares of common stock in relation to a cashless exercise of 2.6 million vested warrants issued in 2022. The remaining warrants exercisable for 2.5 million shares of common stock will become exercisable in the first quarter of 2026. As of June 30, 2025, pursuant to certain anti-dilution provisions, the exercise price for the warrants was adjusted to $82.73.

In November 2024, the Company issued warrants in a private placement exercisable for up to 2.9 million shares of common stock at an exercise price of $173.51 per share. The warrants are exercisable on the issuance date and each of the first, second, third, fourth, fifth and sixth anniversaries thereof. As of June 30, 2025, warrants exercisable for 0.4 million shares of common stock were vested and exercisable. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” The warrants will expire on the seventh anniversary of the issuance date, with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

Donor-Advised Fund

In February 2025, the Company established a donor-advised fund (the “Apollo DAF”) as part of its ongoing commitment to philanthropy. The Company issued 1,213,003 shares of common stock in February 2025 to fund the Apollo DAF.

Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data).

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution Equivalents on Participating Securities
February 8, 2024	$0.43	February 29, 2024	$245	$14
May 2, 2024	0.46	May 31, 2024	263	16
August 1, 2024	0.46	August 30, 2024	262	15
November 5, 2024	0.46	November 29, 2024	262	15
Year ended December 31, 2024	$1.81		$1,032	$60
February 4, 2025	$0.46	February 28, 2025	$264	$14
May 2, 2025	$0.51	May 30, 2025	$292	$14
Six months ended June 30, 2025	$0.97		$556	$28

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accumulated Other Comprehensive Income (Loss)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2025	$(8,217)	$(313)	$—	$3,986	$(23)	$(16)	$(4,583)
Other comprehensive income (loss) before reclassifications	1,258	66	1	(45)	(135)	163	1,308
Less: Reclassification adjustments for gains (losses) realized[1]	(77)	(3)	9	—	—	—	(71)
Less: Income tax expense (benefit)	268	13	(2)	(6)	(28)	21	266
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	234	13	20	(96)	(15)	67	223
Balance at June 30, 2025	$(7,384)	$(270)	$(26)	$4,043	$(115)	$59	$(3,693)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2024	$(8,963)	$(404)	$(128)	$3,879	$(17)	$(7)	$(5,640)
Other comprehensive income (loss) before reclassifications	(1,069)	148	97	628	34	(7)	(169)
Less: Reclassification adjustments for gains (losses) realized[1]	64	(6)	13	—	—	—	71
Less: Income tax expense (benefit)	(229)	32	18	128	8	(1)	(44)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(193)	(5)	20	161	4	(3)	(16)
Balance at June 30, 2024	$(9,674)	$(277)	$(82)	$4,218	$5	$(10)	$(5,820)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,174)	$(284)	$(119)	$4,235	$(103)	$(49)	$(5,494)
Other comprehensive income (loss) before reclassifications	2,596	31	240	(573)	(19)	224	2,499
Less: Reclassification adjustments for gains (losses) realized[1]	(268)	(3)	19	—	—	—	(252)
Less: Income tax expense (benefit)	580	5	46	(116)	(4)	28	539
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	494	15	82	(265)	(3)	88	411
Balance at June 30, 2025	$(7,384)	$(270)	$(26)	$4,043	$(115)	$59	$(3,693)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,675)	$(289)	$(81)	$3,458	$3	$9	$(5,575)
Other comprehensive income (loss) before reclassifications	(1,615)	3	39	1,431	6	(39)	(175)
Less: Reclassification adjustments for gains (losses) realized[1]	111	(6)	31	—	—	—	136
Less: Income tax expense (benefit)	(346)	2	2	296	2	(4)	(48)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(381)	(5)	7	375	2	(16)	(18)
Balance at June 30, 2024	$(9,674)	$(277)	$(82)	$4,218	$5	$(10)	$(5,820)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$605	$828	$1,023	$2,231
Dividends declared on common stock[1]	(292)	(263)	(556)	(508)
Dividends on participating securities[2]	(14)	(16)	(28)	(30)
Earnings allocable to participating securities	(7)	(15)	(9)	(45)
Undistributed income (loss) attributable to common stockholders: Basic	292	534	430	1,648
Dilution effect on distributable income attributable to Mandatory Convertible Preferred Stock	—	—	—	49
Undistributed income (loss) attributable to common stockholders: Diluted	$292	$534	$430	$1,697
Denominator:
Weighted average number of shares of common stock outstanding: Basic	586,672,682	587,104,242	586,964,167	587,700,042
Dilution effect of Mandatory Convertible Preferred Stock	—	—	—	14,526,518
Dilution effect of options	916,073	1,034,175	1,012,134	1,072,935
Dilution effect of warrants	2,782,612	2,035,819	3,700,748	1,829,010
Weighted average number of shares of common stock outstanding: Diluted	590,371,367	590,174,236	591,677,049	605,128,505
Net income (loss) per share of common stock: Basic
Distributed income	$0.51	$0.46	$0.97	$0.89
Undistributed income (loss)	0.49	0.90	0.71	2.78
Net income (loss) per share of common stock: Basic	$1.00	$1.36	$1.68	$3.67
Net income (loss) per share of common stock: Diluted
Distributed income	$0.51	$0.46	$0.97	$0.89
Undistributed income (loss)	0.48	0.89	0.70	2.75
Net income (loss) per share of common stock: Diluted	$0.99	$1.35	$1.67	$3.64

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the anti-dilutive securities:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Weighted average unvested RSUs	12,783,503	14,556,485	12,240,609	14,230,996
Weighted average unexercised warrants	414,286	—	414,286	—
Weighted average Mandatory Convertible Preferred Stock	14,547,261	14,528,625	14,543,032	—
Weighted average unvested restricted shares	1,146,363	1,445,156	1,157,027	1,432,644

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

Due from related parties and Due to related parties consisted of the following as of June 30, 2025 and December 31, 2024:

(In millions)	June 30, 2025	December 31, 2024
Due from Related Parties:
Due from funds[1]	$584	$430
Due from portfolio companies	66	48
Due from employees and former employees	113	106
Total Due from Related Parties	$763	$584
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners	$401	$406
Due to funds	227	229
Due to portfolio companies	132	75
Total Due to Related Parties	$760	$710

[1] Includes $19 million and $27 million as of June 30, 2025 and December 31, 2024, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Due from Employees and Former Employees

As of June 30, 2025 and December 31, 2024, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of June 30, 2025 and December 31, 2024, the balance includes interest-bearing employee loans receivable of $10 million and $4 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid on a specified date, either during the relevant employee’s tenure or at the date of the relevant employee’s resignation, in accordance with the contractual terms of each respective loan arrangement.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $96 million and $94 million at June 30, 2025 and December 31, 2024, respectively.

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

Apollo recorded an indemnification liability of $0.4 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.

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

Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $201 million and $213 million as of June 30, 2025 and December 31, 2024, respectively.

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). AAM and its subsidiaries had equity commitments outstanding to Athora of up to $83 million as of June 30, 2025, subject to certain conditions. On July 3, 2025, AAM made a conditional commitment to invest, or cause one or more of its affiliates to invest, in Athora for up to an additional $2.0 billion, in connection with Athora’s agreement to acquire a UK insurer (the “Athora transaction”). The Athora transaction remains subject to closing conditions, including receipt of regulatory approvals. The amount ultimately funded pursuant to the conditional commitment, and sources of funding, are subject to change as a result of an anticipated capital raise by Athora between signing and closing of the Athora transaction. See “—Athora” in the Retirement Services section below for details on Athene’s conditional commitments to Athora.

Athora Sub-Advised

Apollo provides sub-advisory services with respect to a portion of the assets in certain portfolio companies of funds managed by Apollo and the Athora Accounts. Apollo broadly refers to “Athora Sub-Advised” assets as those assets in the Athora

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of June 30, 2025. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of June 30, 2025.

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

Athora

Athene had an amended and restated cooperation agreement with Athora, which was terminated effective August 5, 2025. Pursuant to this agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene had the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, and (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets. As of June 30, 2025, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

(In millions)	June 30, 2025	December 31, 2024
Investment fund	$1,171	$1,033
Non-redeemable preferred equity and corporate debt securities	316	277
Total investment in Athora	$1,487	$1,310

Additionally, as of June 30, 2025 and December 31, 2024, Athene had $65 million and $57 million, respectively, of funding agreements outstanding to Athora. Athene also had commitments to make additional investments in Athora of $277 million as of June 30, 2025. On July 3, 2025, Athene made a conditional commitment to invest, or cause one or more of its affiliates to invest, in Athora for up to an additional $2.5 billion, in connection with the Athora transaction. See “—Athora” in the Asset Management section above for further details on the Athora transaction.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, through its investment in AAA and, as of June 30, 2025 and December 31, 2024, Athene held $4.6 billion and $3.2 billion, respectively, of AFS securities issued by Atlas or its affiliates. Athene also held $724 million of reverse repurchase agreements issued by Atlas as of December 31, 2024, which were settled during the six months ended June 30, 2025. As of June 30, 2025, Athene had commitments to make additional investments in Atlas of $1.4 billion. Additionally, see note 16 for further information on assurance letters issued in support of Atlas.

Catalina

Athene has a strategic modco reinsurance agreement with certain affiliates of Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, “Catalina”) to cede certain inforce funding agreements. Athene elected the fair value option on this agreement and had a liability of $235 million and $221 million as of June 30, 2025 and December 31, 2024, respectively, which is included in other liabilities on the condensed consolidated statements of financial condition. Athene also has a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of June 30, 2025 and December 31, 2024, Athene had a reinsurance recoverable balance of $5.3 billion and $4.3 billion, respectively, related to this agreement.

Skylign

Athene has investments in Skylign Aviation Holdings, LP (“Skylign”), a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through AAA. As of June 30, 2025 and December 31, 2024, Athene directly held $1.5 billion and $1.6 billion, respectively, of Skylign senior notes, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene had commitments to make additional investments in Skylign of $41 million as of June 30, 2025.

Venerable

VA Capital Company LLC (“VA Capital”) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable. Athene has a minority equity investment in VA Capital, which was $198 million and $178 million as of June 30, 2025 and December 31, 2024, respectively, that is included in investments in related parties on the condensed consolidated statements of financial condition and accounted for as an equity method investment. Athene had commitments to make additional investments in Venerable of $169 million as of June 30, 2025.

Additionally, Athene consolidates AP Violet ATH Holdings, L.P. and its investment primarily represents an interest in VA Capital, which was $123 million and $106 million as of June 30, 2025 and December 31, 2024, respectively.

Athene also has coinsurance and modco agreements with VIAC, which is a subsidiary of Venerable. VIAC is a related party due to Athene’s investment in VA Capital. Athene also has term loans receivable from Venerable due in 2033, which are included in investments in related parties on the condensed consolidated statements of financial condition. The loans are held at fair value and were $339 million and $331 million as of June 30, 2025 and December 31, 2024, respectively. While management viewed the overall transactions with Venerable as favorable to Athene, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Wheels

Athene invests in Wheels Inc. (“Wheels”) indirectly through its investment in AAA. As of June 30, 2025 and December 31, 2024, Athene also directly holds $1.0 billion and $1.0 billion, respectively, of AFS securities issued by Wheels, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene also had commitments to make additional investments in Wheels of $32 million as of June 30, 2025.

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

Athene received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Contributions from ADIP	$126	$300	$126	$705
Distributions to ADIP	(95)	(254)	(190)	(508)

As of June 30, 2025 and December 31, 2024, Athene held investments in ADIP of $236 million and $238 million, respectively, which are accounted for as equity method investments and included in investments in related parties on the condensed consolidated statements of financial condition. As of June 30, 2025, Athene had commitments to make additional investments in ADIP of $328 million.

16. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $511 million as of June 30, 2025 related to the funds it manages. Separately, Athene had commitments to make investments, inclusive of related party commitments discussed previously and those of its consolidated VIEs, of $33.3 billion as of June 30, 2025. Athene’s commitments primarily include capital contributions to investment funds and mortgage loan commitments. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2025 and that could be reversed approximates $5.6 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of June 30, 2025, there were no open underwriting commitments.

AGS has entered into an arrangement with certain funds managed by State Street Global Advisors (“SSG”) to provide firm bids for certain securities sold to SSG managed funds. These firm bids are at market prices determined by AGS on an intra-daily

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
basis, which if accepted by SSG, would obligate AGS to purchase the securities at such prices. The total obligation of AGS to provide these firm bids is limited to 25% of the prior day's end-of-day net asset value of the securities held by SSG that were originated from AGS, with an additional weekly cap set at 50% of the net asset value from five trading days prior.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.5 billion. The revolving credit facility, which has a final maturity date of October 16, 2026, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of June 30, 2025, the Apollo Capital Markets Partnership had funded commitments of $621 million, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $61 million and $67 million as of June 30, 2025 and December 31, 2024, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense within compensation and benefits in the condensed consolidated statements of operations.

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2025 and December 31, 2024, Athene had $21.0 billion and $15.6 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a FABN program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of June 30, 2025 and December 31, 2024, Athene had $30.4 billion and $24.1 billion, respectively, of FABN funding agreements outstanding. Athene had $5.0 billion of board-authorized FABN capacity remaining as of June 30, 2025.

Athene also issues secured and other funding agreements. Secured funding agreements issued under Athene’s funding agreement backed repurchase agreement (“FABR”) programs involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from Athene. As of June 30, 2025 and December 31, 2024, Athene had $23.2 billion and $14.8 billion, respectively, of secured and other funding agreements outstanding, of which $18.0 billion and $12.0 billion were issued under the FABR program, respectively, and $5.2 billion and $2.8 billion were direct funding agreements, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s restricted investments and cash balances included on the condensed consolidated statements of financial condition are as follows:

(In millions)	June 30, 2025	December 31, 2024
AFS securities	$57,451	$46,337
Trading securities	3,045	1,665
Equity securities	246	286
Mortgage loans	36,249	27,883
Investment funds	288	777
Derivative assets	158	91
Short-term investments	—	2
Other investments	1,733	1,507
Restricted cash and cash equivalents	1,737	953
Total restricted assets	$100,907	$79,501

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.1 billion as of June 30, 2025. These letters of credit were issued for Athene’s reinsurance program and have expirations through June 19, 2028.

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

On December 21, 2017, several entities referred to collectively as “Harbinger” commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants AAM, and funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”), among others. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology. The complaint further alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020). The complaint added eight new defendants and three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy CCTV One Four Holdings, LLC (“CCTV”) to support SkyTerra’s network even though they allegedly knew that the network had material defects. On November 23, 2020, Defendants filed in bankruptcy court a motion to reopen LightSquared’s bankruptcy proceedings, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the bankruptcy court on the bankruptcy

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
motion. On February 1, 2021, the bankruptcy court denied the bankruptcy motion. Defendants filed their motions to dismiss the New York Supreme Court action on March 31, 2021, which were granted in part and denied in part on May 23, 2023. The court granted in full the Defendants’ motions to dismiss Harbinger’s complaint as time-barred and denied as moot the Defendants’ motion to dismiss the complaint for failure to state a claim. On March 18, 2025, the New York Supreme Court Appellate Division, First Department affirmed the court’s ruling. On April 17, 2025, plaintiffs filed a motion for re-argument or, in the alternative, leave to appeal to the Court of Appeals. On July 24, 2025, the First Department denied Harbinger’s motion for re-argument or, in the alternative, leave to appeal to the Court of Appeals. Apollo believes the claims in this action are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserted claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserted a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim against PlayAGS and two of PlayAGS’s executives to proceed. On February 13, 2024, the Court dismissed the entire case against all defendants, with prejudice, and instructed the clerk of the court to close the case. On March 27, 2025, the U.S. Court of Appeals for the Ninth Circuit affirmed, in full, the District Court’s dismissal of claims against all defendants. On May 9, 2025, plaintiffs filed a petition for rehearing en banc. On June 6, 2025, the panel unanimously voted to deny the petition for rehearing en banc. Apollo believes the claims in this action are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

On August 17, 2023, a purported stockholder of AGM filed a shareholder derivative complaint (the “Original Complaint”) in the Court of Chancery of the State of Delaware against current AGM directors Marc Rowan, Scott Kleinman, James Zelter, Alvin Krongard, Michael Ducey, and Pauline Richards, Apollo Former Managing Partners Leon Black and Joshua Harris, and, as a nominal defendant, AGM. The action is captioned Anguilla Social Security Board vs. Black et al., C.A. No. 2023-0846-JTL and challenges the $570 million payments being made to the Former Managing Partners and Contributing Partners in connection with the elimination of the Up-C structure that was in place prior to Apollo’s merger with Athene. As previously disclosed in Apollo’s SEC filings, this purported stockholder previously had sought and received documents relating to the transaction pursuant to Section 220 of the Delaware General Corporation Law. The Original Complaint alleged that the challenged payments amount to corporate waste, that the Former Managing Partners and Contributing Partners received payments in connection with the Corporate Recapitalization that exceed fair value and therefore breached their fiduciary duties, and that the independent conflicts committee of the AAM board of directors (which then consisted of Mr. Krongard, Mr. Ducey, and Ms. Richards) that negotiated the elimination of the TRA breached their fiduciary duties. The Original Complaint alleged that pre-suit demand was futile because a majority of AGM’s board is either not independent from the Former Managing Partners or face a substantial likelihood of liability in light of the challenges to the transaction. The Original Complaint sought, among other things, declaratory relief, unspecified monetary damages, interest, restitution, disgorgement, injunctive relief, costs, and attorneys’ fees. On November 16, 2023, the defendants moved to dismiss the Original Complaint on the basis that, among other things, the plaintiff failed to make a pre-suit demand on the Apollo board of directors. On February 9, 2024, the plaintiff filed an amended complaint (the “Amended Complaint”) that adds new factual allegations but names the same defendants, asserts the same causes of action, and seeks the same relief as the Original Complaint. The Amended Complaint alleges that pre-suit demand was futile for the same reasons alleged in the Original Complaint. On April 25, 2024, the defendants moved to dismiss the Amended Complaint. On September 20, 2024, the Court of Chancery denied the defendants’ motion to dismiss. AGM and the defendants filed answers to the Amended Complaint on November 25, 2024. On October 28, 2024, the AGM board of directors adopted resolutions forming a Special Litigation Committee (the “SLC”) comprising directors whom the board determined to be independent and disinterested. The AGM board of directors delegated to the SLC, among other things, the full and exclusive power and authority of the board to investigate, review and evaluate the facts and circumstances asserted in the litigation and determine whether pursuing the litigation is in the best interests of AGM and its stockholders. Pursuant to an order of the court, all proceedings in the litigation are stayed until October 7, 2025, to allow the SLC to complete its investigation. No reasonable estimate of possible loss, if any, can be made at this time.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents financial data for the Company’s reportable segments.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Asset Management
Management fees[1]	$816	$672	$1,586	$1,324
Capital solutions fees and other, net	216	208	370	349
Fee-related performance fee	63	52	117	98
Fee-related compensation	(279)	(240)	(538)	(460)
Other operating expenses	(189)	(176)	(349)	(333)
Fee Related Earnings	627	516	1,186	978

Retirement Services
Fixed income and other net investment income	3,179	2,633	6,093	5,087
Alternative net investment income	319	168	634	434
Strategic capital management fees	32	24	61	49
Cost of funds	(2,470)	(1,880)	(4,680)	(3,603)
Other operating expenses	(107)	(116)	(221)	(230)
Interest and other financing costs	(132)	(119)	(262)	(210)
Spread Related Earnings	821	710	1,625	1,527

Principal Investing
Realized performance fees	219	175	409	269
Realized investment income	13	11	41	25
Principal investing compensation	(168)	(138)	(356)	(211)
Other operating expenses	(17)	(15)	(33)	(29)
Principal Investing Income	47	33	61	54

Segment Income	$1,495	$1,259	$2,872	$2,559

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Segment Revenue
Asset Management[1]	$1,095	$932	$2,073	$1,771
Retirement Services	3,530	2,825	6,788	5,570
Principal Investing	232	186	450	294
Total Segment Revenue	$4,857	$3,943	$9,311	$7,635

(In millions)	June 30, 2025	December 31, 2024
Segment Assets
Asset Management	$2,648	$2,286
Retirement Services	396,485	355,683
Principal Investing	10,355	10,473
Total Assets	$409,488	$368,442

[1] Includes intersegment management fees from Retirement Services of $358 million and $719 million for the three and six months ended June 30, 2025 respectively, and $291 million and $570 million for the three and six months ended June 30, 2024, respectively.

The following presents the reconciliation of Segment Income and Segment Revenue to income (loss) before income tax (provision) benefit and total revenues reported in the condensed consolidated statements of operations:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Segment Income	$1,495	$1,259	$2,872	$2,559
Asset Management Adjustments:
Equity-based profit sharing expense[1,5]	(38)	(45)	(68)	(139)
Equity-based compensation	(102)	(84)	(201)	(158)
Net (income) loss attributable to non-controlling interests in consolidated entities	266	323	815	700
Unrealized performance fees[5]	(28)	86	91	354
Unrealized profit sharing expense[5]	43	(35)	(62)	(194)
HoldCo interest and other financing costs[2]	(36)	(15)	(70)	(30)
Unrealized principal investment (income) loss[5]	11	(1)	9	10
Unrealized net (gains) losses from investment activities[5]	(293)	(20)	(354)	(4)
Transaction-related costs, restructuring and other non-operating expenses[3]	(70)	(67)	(346)	(118)
Retirement Services Adjustments:
Investment gains (losses), net of offsets	(509)	(124)	(358)	(146)
Non-operating change in insurance liabilities and related derivatives[4]	149	203	(218)	876
Integration, restructuring and other non-operating expenses	(32)	(31)	(62)	(61)
Equity-based compensation	(11)	(11)	(22)	(24)
Income (loss) before income tax (provision) benefit	$845	$1,438	$2,026	$3,625

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
[3] Transaction-related costs, restructuring and other non-operating expenses includes: (a) contingent consideration, certain equity-based charges, amortization of intangible assets and certain other expenses associated with acquisitions; (b) gains (losses) from changes in the tax receivable agreement liability; (c) merger-related transaction and integration costs associated with Company’s merger with Athene and (d) other non-operating expenses, including the issuance of shares of AGM common stock for charitable contributions. In the six months ended June 30, 2025, other non-operating expenses includes $200 million in charitable contributions related to the issuance of shares to the Apollo DAF in February 2025.

[4] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

[5] Represents adjustments that primarily impact the Principal Investing segment.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Segment Revenues	$4,857	$3,943	$9,311	$7,635
Asset Management Adjustments:
Adjustments related to consolidated funds and VIEs[1]	157	124	252	224
Performance fees[2]	(26)	90	96	358
Principal investment income (loss)[2]	3	2	2	14
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	162	126	306	219
Retirement Services Adjustments:
Premiums, product charges, investment related gains (losses) and other retirement services revenue[3]	381	794	(50)	2,812
Change in fair value of reinsurance assets	65	37	128	47
Forward points adjustment on FX derivative hedges	(26)	(32)	(50)	(83)
Held-for-trading amortization	40	8	69	43
Reinsurance impacts	39	55	79	119
ACRA non-controlling interests on net investment earnings	1,159	921	2,233	1,789
Other retirement services adjustments	3	(50)	(14)	(119)
Total Revenues	$6,814	$6,018	$12,362	$13,058

[1] Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

[2] Represents adjustments that primarily impact the Principal Investing segment.
[3] Refer to the consolidated statement of operations for breakout of individual items.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	June 30, 2025	December 31, 2024
Total reportable segment assets	$409,488	$368,442
Adjustments[1]	10,062	9,453
Total assets	$419,550	$377,895

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

18. Subsequent Events

Dividends

On August 5, 2025, the Company declared a cash dividend of $0.51 per share of common stock, which will be paid on August 29, 2025 to holders of record at the close of business on August 18, 2025.

On August 5, 2025, the Company also declared and set aside for payment a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on October 31, 2025 to holders of record at the close of business on October 15, 2025.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,382	$—	$—	$2,382
Restricted cash and cash equivalents	3	—	—	3
Investments	6,381	—	(496)	5,885
Assets of consolidated variable interest entities
Cash and cash equivalents	—	346	—	346
Investments	—	2,367	(109)	2,258
Other assets	—	341	(246)	95
Due from related parties	850	—	(87)	763
Goodwill	264	—	—	264
Other assets	3,064	—	—	3,064
	12,944	3,054	(938)	15,060
Retirement Services
Cash and cash equivalents	10,329	—	—	10,329
Restricted cash and cash equivalents	1,720	—	—	1,720
Investments	299,393	—	(282)	299,111
Investments in related parties	47,118	—	(16,630)	30,488
Assets of consolidated variable interest entities
Cash and cash equivalents	19	172	—	191
Investments	1,680	24,681	(173)	26,188
Other assets	8	333	—	341
Reinsurance recoverable	9,273	—	—	9,273
Deferred acquisition costs, deferred sales inducements and value of business acquired	7,981	—	—	7,981
Goodwill	4,075	—	—	4,075
Other assets	14,889	—	(96)	14,793
	396,485	25,186	(17,181)	404,490
Total Assets	$409,429	$28,240	$(18,119)	$419,550

				(Continued)

	June 30, 2025
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$4,079	$—	$—	$4,079
Due to related parties	1,013	—	(253)	760
Debt	4,280	—	—	4,280
Liabilities of consolidated variable interest entities
Debt, at fair value	—	175	(175)	—
Other liabilities	—	1,155	(107)	1,048
	9,372	1,330	(535)	10,167
Retirement Services
Interest sensitive contract liabilities	292,238	—	—	292,238
Future policy benefits	49,400	—	—	49,400
Market risk benefits	4,489	—	—	4,489
Debt	7,864	—	—	7,864
Payables for collateral on derivatives and securities to repurchase	7,260	—	—	7,260
Other liabilities	12,517	—	—	12,517
Liabilities of consolidated variable interest entities
Other liabilities	30	1,730	(6)	1,754
	373,798	1,730	(6)	375,522
Total Liabilities	383,170	3,060	(541)	385,689
Commitments and Contingencies (note 16)
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,657	40	—	15,697
Retained earnings (accumulated deficit)	5,938	17,704	(17,723)	5,919
Accumulated other comprehensive income (loss)	(3,689)	33	(37)	(3,693)
Total AGM Stockholders’ Equity	19,304	17,777	(17,760)	19,321
Non-controlling interests	6,955	7,403	182	14,540
Total Equity	26,259	25,180	(17,578)	33,861
Total Liabilities and Equity	$409,429	$28,240	$(18,119)	$419,550

				(Concluded)

	December 31, 2024
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,692	$—	$—	$2,692
Restricted cash and cash equivalents	3	—	—	3
Investments	6,558	—	(472)	6,086
Assets of consolidated variable interest entities
Cash and cash equivalents	—	158	—	158
Investments	—	2,962	(156)	2,806
Other assets	—	188	(104)	84
Due from related parties	630	—	(46)	584
Goodwill	264	—	—	264
Other assets	2,579	—	—	2,579
	12,726	3,308	(778)	15,256
Retirement Services
Cash and cash equivalents	12,733	—	—	12,733
Restricted cash and cash equivalents	943	—	—	943
Investments	262,561	—	(278)	262,283
Investments in related parties	44,332	—	(15,448)	28,884
Assets of consolidated variable interest entities
Cash and cash equivalents	—	583	—	583
Investments	1,807	21,722	(105)	23,424
Other assets	12	553	—	565
Reinsurance recoverable	8,194	—	—	8,194
Deferred acquisition costs, deferred sales inducements and value of business acquired	7,173	—	—	7,173
Goodwill	4,063	—	—	4,063
Other assets	13,865	—	(71)	13,794
	355,683	22,858	(15,902)	362,639
Total Assets	$368,409	$26,166	$(16,680)	$377,895

				(Continued)

	December 31, 2024
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,616	$—	$—	$3,616
Due to related parties	834	—	(124)	710
Debt	4,279	—	—	4,279
Liabilities of consolidated variable interest entities
Debt, at fair value	—	123	(123)	—
Other liabilities	—	1,417	(54)	1,363
	8,729	1,540	(301)	9,968
Retirement Services
Interest sensitive contract liabilities	253,637	—	—	253,637
Future policy benefits	49,902	—	—	49,902
Market risk benefits	4,028	—	—	4,028
Debt	6,309	—	—	6,309
Payables for collateral on derivatives and securities to repurchase	11,652	—	—	11,652
Other liabilities	9,789	—	(5)	9,784
Liabilities of consolidated variable interest entities
Other liabilities	30	1,610	(5)	1,635
	335,347	1,610	(10)	336,947
Total Liabilities	344,076	3,150	(311)	346,915
Commitments and Contingencies (note 16)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	16	—	16
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	15,287	40	—	15,327
Retained earnings (accumulated deficit)	6,021	16,673	(16,672)	6,022
Accumulated other comprehensive income (loss)	(5,485)	(60)	51	(5,494)
Total AGM Stockholders’ Equity	17,221	16,653	(16,621)	17,253
Non-controlling interests	7,112	6,347	252	13,711
Total Equity	24,333	23,000	(16,369)	30,964
Total Liabilities, Redeemable non-controlling interests and Equity	$368,409	$26,166	$(16,680)	$377,895

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

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of June 30, 2025, Apollo had a team of 5,333 employees, including 2,008 employees of Athene.

Asset Management

Our Asset Management segment focuses on credit and equity investing strategies. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of June 30, 2025, we had total AUM of $840 billion.

The credit and equity investing strategies of our Asset Management segment reflect the range of investment capabilities across our platform, from investment grade to private equity. As an asset manager, we earn fees for providing investment management services and expertise to our client base. The amount of fees charged for managing these assets depends on the underlying investment strategy, liquidity profile, and, ultimately, our ability to generate returns for our clients. We also earn capital solutions fees as part of our growing capital solutions business and as part of monitoring and deployment activity alongside our private equity franchise. After expenses, we call the resulting earnings stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the Asset Management segment.

Credit

Credit is our largest asset management strategy with $690 billion of AUM as of June 30, 2025. Our credit strategy spans third-party strategies and Apollo’s retirement services business across four main investment pillars: direct origination, asset-backed, multi credit and opportunistic credit. Our credit strategy provides flexible, scaled and diverse capital solutions across the entire credit risk-return spectrum, with a focus on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage.

Equity

Our equity strategy managed $150 billion of AUM as of June 30, 2025. Across our equity strategy, we maintain our focus on creative structuring and sourcing while working with the management teams of the portfolio companies of the Apollo-managed funds to help transform and grow their businesses. Our flexible mandate and purchase price discipline allow us to embrace complexity and seek attractive outcomes for our stakeholders. Apollo’s equity team has experience across sectors, industries, and geographies spanning its private equity, hybrid value, secondaries equity, AAA, real estate equity, impact investing, infrastructure and clean transition equity strategies. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through June 30, 2025.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene’s primary product line is annuities, which include fixed, payout and group annuities issued in conjunction with pension group annuity transactions and defined contribution plans. Athene also offers funding agreements and guaranteed investment contracts issued in connection with defined contribution plans. Funding agreements are comprised of funding agreements issued under its FABN program, secured and other funding agreements, which include Athene’s FABR program and direct funding agreements, funding agreements issued to the FHLB and repurchase agreements with an original maturity exceeding one year. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support.

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

The ongoing uncertainty regarding trade policy poses a downside risk to the current economic outlook, with lower growth and higher inflationary pressures increasing the risk of a stagflationary environment. Tariffs, which are inflationary in nature, remain in place and may have a negative impact on GDP growth. The potential impact of tariffs on corporate earnings remains uncertain and will depend on the duration and outcome of related trade negotiations.

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which include global inflation. U.S. inflation remains elevated with the U.S. Bureau of Labor Statistics reporting the annual U.S. inflation rate at 2.7% as of June 30, 2025, compared to 2.4% as of March 31, 2025. The U.S. Federal Reserve finished the quarter with a benchmark interest rate target range of 4.25% to 4.50%, unchanged from its December 2024 meeting.

Equity market performance was strong during the second quarter of 2025. In the U.S., the S&P 500 Index increased by 10.6% during the second quarter of 2025, following a decrease of 4.6% in the first quarter of 2025. Global equity markets increased during the quarter, with the MSCI All Country World ex USA Index increasing by 12.3%, following an increase of 6.4% in the first quarter of 2025.

Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the second quarter of 2025, with the BofAML HY Master II Index increasing by 3.6%, while the Morningstar/LSTA Leveraged Loan Index increased by 2.8%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 3.0% in the second quarter of 2025, following a decrease of 0.5% in the first quarter of 2025. As of July 2025, the International Monetary Fund estimated the U.S. economy will expand by 1.9% in 2025 and 2.0% in 2026. The U.S. Bureau of Labor Statistics reported the U.S. unemployment rate decreased to 4.1% as of June 30, 2025.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar weakened in the second quarter of 2025 compared to the euro and the British pound. Relative to the U.S. dollar, the euro appreciated 9.0% during the second quarter of 2025, after appreciating 4.5% in the first quarter of 2025, while the British pound appreciated 6.3% during the second quarter of 2025, after appreciating 3.2% in the first quarter of 2025. Oil finished the second quarter of 2025 down 8.9% from the first quarter of 2025.

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

As of June 30, 2025, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Medium and long-term rates experienced some volatility during the second quarter of 2025 before ending the quarter relatively flat, with the U.S. 10-year Treasury yield at 4.24% as of June 30, 2025, compared to 4.23% as of March 31, 2025. Short-term rates were generally flat during the second quarter of 2025, with the 3-month secured overnight financing rate at 4.29% as of each of June 30, 2025 and March 31, 2025, respectively.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower its overall net floating rate position. As of June 30, 2025, Athene’s net invested asset portfolio included $55.9 billion of floating rate investments, or 20% of its net invested assets, and its net reserve liabilities included $40.8 billion of floating rate liabilities at notional, or 15% of its net invested assets, resulting in $15.1 billion of net floating rate assets, or 5% of its net invested assets.

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

Overview of Results of Operations

Financial Measures under U.S. GAAP - Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of June 30, 2025.

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

As of June 30, 2025, approximately 41% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 59% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in the 2024 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis, (ii) unrealized performance fees and (iii) realized performance fees, inclusive of realized incentive fees:

	June 30, 2025	Performance Fees for the Three Months Ended June 30, 2025			Performance Fees for the Six Months Ended June 30, 2025

(In millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
Accord and Accord+ Funds	$126	$23	$—	$23	$33	$—	$33
AIOF I, II and III	61	2	3	5	4	3	7
ANRP I, II and III[1]	76	23	8	31	40	13	53
Athora	46	(23)	—	(23)	(38)	—	(38)
Credit Strategies	46	24	—	24	40	6	46
EPF Funds[1]	25	(2)	—	(2)	4	—	4
FCI Funds	90	2	—	2	(2)	—	(2)
Freedom Parent Holdings	65	29	—	29	46	—	46
Fund X	406	123	—	123	207	—	207
Fund IX	1,291	(260)	138	(122)	(306)	216	(90)
Fund VIII[2]	3	(8)	1	(7)	(16)	3	(13)
Fund VI	35	—	2	2	—	4	4
HVF I	66	6	1	7	6	4	10
HVF II	138	8	15	23	(30)	86	56
MidCap FinCo	42	—	9	9	—	12	12
Redding Ridge Holdings	167	7	8	15	22	17	39
Other[1,3]	695	18	97	115	81	162	243
Total	$3,378	$(28)	$282	$254	$91	$526	$617
Total, net of profit sharing payable4/expense	$1,572	$15	$128	$143	$29	$198	$227

1 As of June 30, 2025, certain funds had $201 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $2.4 billion as of June 30, 2025.

2 As of June 30, 2025, the remaining investments and escrow cash of Fund VIII was valued at 83% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2025, Fund VIII had $138 million of gross performance fees or $76 million net of profit sharing, in escrow. With respect to Fund VIII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement. Performance fees receivable as of June 30, 2025 and realized performance fees for the three and six months ended June 30, 2025 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.8 billion as of June 30, 2025, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $61 million.

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

The following table summarizes our performance fees since inception through June 30, 2025:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
Accord and Accord+ Funds	$126	$47	$173	$—	$126
AIOF I, II and III	61	66	127	—	67
ANRP I, II and III	76	199	275	—	142
Athora	46	—	46	—	46
Credit Strategies	46	486	532	—	45
EPF Funds	25	572	597	116	36
FCI Funds	90	24	114	—	90
Freedom Parent Holdings	65	108	173	—	56
Fund X	406	—	406	—	406
Fund IX	1,291	1,513	2,804	—	1,997
Fund VIII	3	1,784	1,787	63	1,174
Fund VII	—	3,271	3,271	—	—
Fund VI	35	1,664	1,699	—	—
Fund IV and Fund V	—	2,023	2,023	1	—
HVF I	66	256	322	—	192
HVF II	138	86	224	—	176
MidCap FinCo	42	166	208	—	42
Redding Ridge Holdings	167	—	167	—	151
Other[5]	695	2,752	3,447	21	842
Total	$3,378	$15,017	$18,395	$201	$5,588

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.18 as of June 30, 2025. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.37 as of June 30, 2025.

[2] Amounts exclude certain performance fees from business development companies and Redding Ridge Holdings, an affiliate of Redding Ridge.
[3] Amounts were computed based on the fair value of fund investments on June 30, 2025. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at June 30, 2025. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on June 30, 2025. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in order to better align their interests with our own and with those of the investors in the funds we manage. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of performance fees. Certain of our performance-based incentive arrangements provide for compensation based on realized performance fees which includes fees earned by the general partners of the funds we manage under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to incentive income cash that have become fixed in the applicable calendar year period. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would generally be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to certain funds, which, although our Former Managing Partners and Contributing Partners would remain personally liable, may indemnify our Former Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 15 to our condensed consolidated financial statements for further information regarding the Company’s indemnification liability.

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

Financial Measures under U.S. GAAP - Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business, which is operated by Athene, as of June 30, 2025.

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

Net Invested Assets

In managing its business, Athene analyzes net invested assets, which does not correspond to total Athene investments, including investments in related parties, as disclosed in the condensed consolidated statements of financial condition and notes thereto. Net invested assets represent the investments that directly back Athene’s net reserve liabilities, as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which is used to analyze the profitability of Athene’s investment portfolio. Net invested assets include (a) total investments on the condensed consolidated statements of financial condition with AFS securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the underlying investments supporting its assumed funds withheld and modco agreements and excludes the underlying investments related to ceded reinsurance transactions in its net invested assets calculation in order to match the assets with the income received. Athene believes the adjustments for reinsurance provide a view of the assets for which it has economic exposure. Net invested assets include Athene’s proportionate share of ACRA investments, based on its economic ownership, but do not include the proportionate share of investments associated with the non-controlling interests. Net invested assets are averaged over the number of quarters in the relevant period to compute a net investment earned rate for such period. While Athene believes net invested assets is a meaningful financial metric and enhances the understanding of the underlying drivers of its investment portfolio, it should not be used as a substitute for Athene’s total investments, including related parties, presented under U.S. GAAP.

Results of Operations

Below is a discussion of our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024			2025	2024
Revenues
Asset Management
Management fees	$583	$462	$121	26.2%	$1,091	$900	$191	21.2%
Advisory and transaction fees, net	277	267	10	3.7	472	436	36	8.3
Investment income (loss)	189	278	(89)	(32.0)	492	680	(188)	(27.6)
Incentive fees	58	47	11	23.4	98	73	25	34.2
	1,107	1,054	53	5.0	2,153	2,089	64	3.1
Retirement Services
Premiums	107	673	(566)	(84.1)	234	774	(540)	(69.8)
Product charges	274	251	23	9.2	539	489	50	10.2
Net investment income	4,776	3,804	972	25.6	9,117	7,380	1,737	23.5
Investment related gains (losses)	(5)	(134)	129	(96.3)	(833)	1,543	(2,376)	NM
Revenues of consolidated variable interest entities	550	366	184	50.3	1,142	777	365	47.0
Other revenues	5	4	1	25.0	10	6	4	66.7
	5,707	4,964	743	15.0	10,209	10,969	(760)	(6.9)
Total Revenues	6,814	6,018	796	13.2	12,362	13,058	(696)	(5.3)
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	330	291	39	13.4	656	560	96	17.1
Equity-based compensation	155	142	13	9.2	293	318	(25)	(7.9)
Profit sharing expense	117	171	(54)	(31.6)	398	393	5	1.3
Total compensation and benefits	602	604	(2)	(0.3)	1,347	1,271	76	6.0
Interest expense	60	53	7	13.2	120	104	16	15.4
General, administrative and other	370	319	51	16.0	678	559	119	21.3
	1,032	976	56	5.7	2,145	1,934	211	10.9
Retirement Services
Interest sensitive contract benefits	3,428	1,824	1,604	87.9	4,922	4,708	214	4.5
Future policy and other policy benefits	527	1,095	(568)	(51.9)	1,068	1,638	(570)	(34.8)
Market risk benefits remeasurement (gains) losses	(111)	(16)	(95)	NM	274	(170)	444	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	292	227	65	28.6	559	434	125	28.8
Policy and other operating expenses	550	478	72	15.1	1,092	931	161	17.3
	4,686	3,608	1,078	29.9	7,915	7,541	374	5.0
Total Expenses	5,718	4,584	1,134	24.7	10,060	9,475	585	6.2
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(268)	(21)	(247)	NM	(286)	18	(304)	NM
Net gains (losses) from investment activities of consolidated variable interest entities	4	1	3	300.0	215	26	189	NM
Other income (loss), net	13	24	(11)	(45.8)	(205)	(2)	(203)	NM
Total Other income (loss)	(251)	4	(255)	NM	(276)	42	(318)	NM

Income (loss) before income tax (provision) benefit	845	1,438	(593)	(41.2)	2,026	3,625	(1,599)	(44.1)
Income tax (provision) benefit	(3)	(261)	258	(98.9)	(246)	(683)	437	(64.0)
Net income (loss)	842	1,177	(335)	(28.5)	1,780	2,942	(1,162)	(39.5)
Net (income) loss attributable to non-controlling interests	(212)	(324)	112	(34.6)	(708)	(662)	(46)	6.9
Net income (loss) attributable to Apollo Global Management, Inc.	630	853	(223)	(26.1)	1,072	2,280	(1,208)	(53.0)
Preferred stock dividends	(25)	(25)	—	—	(49)	(49)	—	—
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$605	$828	$(223)	(26.9)%	$1,023	$2,231	$(1,208)	(54.1)%

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

In this section, references to 2025 refer to the three months ended June 30, 2025 and references to 2024 refer to the three months ended June 30, 2024.

Asset Management

Revenues

Revenues were $1,107 million in 2025, an increase of $53 million from $1,054 million in 2024, primarily driven by an increase in management fees and advisory and transaction fees, net, partially offset by a decrease in investment income.

Management fees increased by $121 million to $583 million in 2025 from $462 million in 2024. The increase in management fees was primarily attributable to management fees earned from Atlas, Apollo S3 Equity and Hybrid Solutions Fund, L.P. ("S3 Equity and Hybrid Solutions") and ADS of $42 million, $23 million and $20 million, respectively, partially offset by decreases in management fees earned from Fund IX and Fund VIII of $9 million and $4 million, respectively. Management fees in 2025 also benefited from increased management fees earned from certain strategic separately managed accounts. The increase in management fees earned from Atlas, S3 Equity and Hybrid Solutions and ADS was driven by higher fee-generating AUM due to an upsize in Atlas warehousing financing facilities, catch-up management fees for additional closes and an increase in subscriptions, respectively. The decrease in management fees earned from Fund IX and Fund VIII were correlated with the fee rate step-down of Fund IX and the expiration of Fund VIII’s fee-paying period, respectively.

Advisory and transaction fees, net increased by $10 million to $277 million in 2025 from $267 million in 2024. Advisory and transaction fees earned during 2025 were primarily attributable to advisory and transaction fees earned from companies in the (i) natural resources, (ii) financial services, (iii) manufacturing and industrial and (iv) consumer services sectors.

Investment income decreased by $89 million in 2025 to $189 million compared to $278 million in 2024. The decrease in investment income of $89 million in 2025 was primarily driven by a decrease in performance allocations of $83 million.

Significant drivers for performance allocations in 2025 were performance allocations primarily earned from Fund X, Freedom Parent Holdings, Credit Strategies, HVF II, ANRP II and Redding Ridge Holdings of $123 million, $29 million, $25 million, $23 million, $18 million and $16 million, respectively, partially offset by performance allocation losses from Fund IX of $122 million.

See below for details on the respective performance allocations in 2025.

The performance allocations earned from Fund X in 2025 were primarily driven by the appreciation and realization of the fund’s investments in the (i) manufacturing and industrial, (ii) consumer services and (iii) consumer and retail sectors.

The performance allocations earned from Freedom Parent Holdings in 2025 were primarily driven by the appreciation of its investment in Wheels, a U.S. corporate fleet lessor platform.

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

The performance allocations earned from ANRP II in 2025 were primarily driven by the appreciation and realization of the fund's investments in the (i) natural resources and (ii) manufacturing and industrial sectors.

The performance allocations earned from Redding Ridge Holdings in 2025 were primarily driven by existing and new CLO issuances, resets, accumulation of warehouse assets, the acquisition of Irradiant Partners LP, new consulting contracts and the net income generated by the vehicle’s strategic investments.

The performance allocation losses from Fund IX in 2025 were primarily driven by the depreciation of the fund’s investments in the (i) leisure, (ii) media, telecom and technology and (iii) manufacturing and industrial sectors.

Expenses

Expenses were $1,032 million in 2025, an increase of $56 million from $976 million in 2024, primarily due to increases in general, administrative and other expenses, partially offset by a slight decrease in total compensation and benefits.

General, administrative and other expenses were $370 million in 2025, an increase of $51 million from $319 million in 2024. The increase in 2025 was primarily driven by increases in professional fees, depreciation and amortization expenses and higher placement fees.

Interest expense was $60 million in 2025, an increase of $7 million from $53 million in 2024. The increase in 2025 was primarily driven by higher interest rates from additional debt issuances in the full year 2024, offset, in part, by debt repayments.

Total compensation and benefits were $602 million in 2025, a decrease of $2 million from $604 million in 2024, primarily due to a decrease in profit sharing expense of $54 million, partially offset by increases in salary, bonus and benefits and equity-based compensation of $39 million and $13 million, respectively. The decrease in profit sharing expense of $54 million was correlated with the corresponding lower investment income in 2025. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The increase in salary, bonus and benefits of $39 million was primarily driven by the growth in revenues and increased headcount in 2025. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the then Co-Presidents of AAM, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

Other Income (Loss)

Other income (loss) was a loss of $251 million in 2025, a decrease of $255 million from income of $4 million in 2024. This decrease was primarily driven by decreases in net gains (losses) from investment activities and other income (loss), net of $247 million and $11 million, respectively.

The decrease in net gains (losses) from investment activities of $247 million was primarily driven by an impairment loss on an equity investment triggered by the initial public offering of the equity security which resulted in an observable transaction price below the Company’s carrying amount, as well as the depreciation in the Company’s investments in Global Business Travel Group, Inc.

Retirement Services

Retirement Services revenues were $5.7 billion in 2025, an increase of $743 million from $5.0 billion in 2024. The increase was primarily driven by an increase in net investment income, an increase in revenues of consolidated VIEs and an increase in investment related gains (losses), partially offset by a decrease in premiums.

Net investment income was $4.8 billion in 2025, an increase of $972 million from $3.8 billion in 2024, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows during the previous twelve months, higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment, earlier deployment into assets during the quarter compared to 2024 and more favorable investment fund performance in 2025. These impacts were partially offset by lower floating rate income.

Revenues of consolidated VIEs were $550 million in 2025, an increase of $184 million from $366 million in 2024, primarily driven by growth and investment performance within AAA related to favorable returns on the underlying assets as well as underperformance from certain investment funds held in VIEs in 2024 that were subsequently deconsolidated.

Investment related gains (losses) were $(5) million in 2025, an increase of $129 million from $(134) million in 2024, primarily driven by a favorable change in fair value of FIA hedging derivatives, reinsurance assets, trading securities and mortgage loans, partially offset by unfavorable net foreign exchange impacts and an increase in realized losses on AFS securities. The change in fair value of FIA hedging derivatives increased $758 million, primarily driven by the favorable performance of the equity indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 Index, which increased 10.6% in 2025, compared to an increase of 3.9% in 2024. The change in fair value of reinsurance assets increased $153 million, the change in fair value of trading securities increased $96 million and the change in fair value of mortgage loans increased $91 million, primarily driven by a decrease in U.S. Treasury rates in 2025 compared to an increase in 2024. The unfavorable net foreign exchange impacts were primarily related to the weakening of the U.S. dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI.

Premiums were $107 million in 2025, a decrease of $566 million from $673 million in 2024, primarily driven by a $576 million decrease in pension group annuity premiums compared to 2024.

Expenses

Retirement Services expenses were $4.7 billion in 2025, an increase of $1.1 billion from $3.6 billion in 2024. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in policy and other operating expenses and an increase in the amortization of DAC, DSI and VOBA, partially offset by a decrease in future policy and other policy benefits and a decrease in market risk benefits remeasurement (gains) losses.

Interest sensitive contract benefits were $3.4 billion in 2025, an increase of $1.6 billion from $1.8 billion in 2024, primarily driven by an increase in the change in FIA reserves, significant growth in Athene’s deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances in comparison to its existing blocks of business and earlier origination of new business within the quarter compared to 2024. These impacts were partially offset by lower rates on floating rate funding agreements. The change in Athene’s FIA reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $1.1 billion was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 Index, which increased 10.6% in 2025, compared to an increase of 3.9% in 2024. The change in fair value of FIA embedded derivatives was also driven by the unfavorable change in discount rates used in Athene’s embedded derivative calculations as 2025 experienced a decrease in discount rates compared to an increase in 2024.

Policy and other operating expenses were $550 million in 2025, an increase of $72 million from $478 million in 2024, primarily driven by an increase in interest expense and policy acquisition expenses related to significant growth. The increase in interest expense was primarily due to an increase in host accretion on business ceded to Catalina, as well as interest related to additional issuances of long-term debt in the fourth quarter of 2024 and second quarter of 2025.

Amortization of DAC, DSI and VOBA was $292 million in 2025, an increase of $65 million from $227 million in 2024, primarily driven by an increase in acquisition costs that are deferred and amortized due to strong growth in Athene’s deferred annuity business.

Future policy and other policy benefits were $527 million in 2025, a decrease of $568 million from $1.1 billion in 2024, primarily driven by a $576 million decrease in pension group annuity obligations compared to 2024.

Market risk benefits remeasurement (gains) losses were $(111) million in 2025, a decrease of $95 million from $(16) million in 2024. The larger gains in 2025 compared to 2024 were primarily driven by a favorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $60 million favorable due to an increase in risk-free discount rates across the long end of the curve compared to 2024, which is used in the fair value measurement of the liability for market risk benefits, and $42 million favorable related to favorable equity market performance compared to 2024.

Income Tax (Provision) Benefit

The Company’s income tax provision totaled $3 million and $261 million in 2025 and 2024, respectively. The change to the provision was primarily related to the decline in pretax income subject to tax. The (provision) for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 0.4% and 18.2% for 2025 and 2024, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests, (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC

Section 162(m), and (iv) Bermuda CIT. See note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax (provision).

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

In this section, references to 2025 refer to the six months ended June 30, 2025 and references to 2024 refer to the six months ended June 30, 2024.

Asset Management

Revenues

Revenues were $2,153 million in 2025, an increase of $64 million from $2,089 million in 2024, primarily driven by an increase in management fees and advisory and transaction fees, net, partially offset by a decrease in investment income.

Management fees increased by $191 million to $1,091 million in 2025 from $900 million in 2024. The increase in management fees was primarily attributable to management fees earned from Atlas, S3 Equity and Hybrid Solutions and ADS of $67 million, $39 million, and $38 million, respectively, partially offset by decreases in management fees earned from Fund IX and Fund VIII of $19 million and $8 million, respectively. Management fees in 2025 also benefited from increased management fees earned from certain strategic separately managed accounts. The increase in management fees earned from Atlas, S3 Equity and Hybrid Solutions and ADS was driven by higher fee-generating AUM due to an upsize in Atlas warehousing financing facilities, catch-up management fees on additional closes and an increase in subscriptions, respectively. The decrease in management fees earned from Fund IX and Fund VIII were correlated with the fee rate step-down of Fund IX and the expiration of Fund VIII’s fee-paying period, respectively.

Advisory and transaction fees increased by $36 million to $472 million in 2025 from $436 million in 2024. Advisory and transaction fees earned during 2025 were primarily attributable to advisory and transaction fees earned from companies in the (i) financial services, (ii) natural resources, (iii) manufacturing and industrial and (iv) consumer services sectors.

Investment income decreased $188 million in 2025 to $492 million compared to $680 million in 2024. The decrease in investment income in 2025 was primarily driven by a decrease in performance allocations of $181 million.

Significant drivers for performance allocations in 2025 were performance allocations primarily earned from Fund X, HVF II, Freedom Parent Holdings, Credit Strategies, Redding Ridge Holdings and ANRP II of $207 million, $56 million, $46 million, $46 million, $38 million and $30 million, respectively, partially offset by performance allocation losses from Fund IX of $90 million.

See below for details on the respective performance allocations in 2025.

The performance allocations earned from Fund X in 2025 were primarily driven by the appreciation and realization of the fund’s investments in the (i) manufacturing and industrial, (ii) consumer and retail and (iii) consumer services sectors.

The performance allocations earned from HVF II in 2025 were primarily driven by the appreciation and realization of the fund’s investments in private portfolio companies in the (i) consumer and retail, (ii) consumer services and (iii) media, telecom and technology sectors.

The performance allocations earned from Freedom Parent Holdings in 2025 were primarily driven by the appreciation of its investment in Wheels.

The performance allocations earned from Credit Strategies in 2025 were driven by the net income generated by the fund’s investments.

The performance allocations earned from Redding Ridge Holdings in 2025 were primarily driven by existing and new CLO issuances, resets, accumulation of warehouse assets, the acquisition of Irradiant Partners LP, new consulting contracts and the net income generated by the vehicle’s strategic investments.

The performance allocations earned from ANRP II in 2025 were primarily driven by the appreciation and realization of the fund's investments in the (i) natural resources and (ii) manufacturing and industrial sectors.

The performance allocation losses from Fund IX in 2025 were primarily driven by the depreciation of the fund’s investments in the (i) business service, (ii) leisure and (iii) media, telecom and technology sectors.

Expenses

Expenses were $2,145 million in 2025, an increase of $211 million from $1,934 million in 2024 primarily due to increases in general, administrative and other expenses, total compensation and benefits and interest expense.

General, administrative and other expenses were $678 million in 2025, an increase of $119 million from $559 million in 2024. The increase in 2025 was primarily driven by increases in professional fees, depreciation and amortization expenses and higher placement fees.

Total compensation and benefits were $1,347 million in 2025, an increase of $76 million from $1,271 million in 2024, primarily due to an increase in salary, bonus and benefits of $96 million, partially offset by a decrease in equity-based compensation of $25 million. The increase in salary, bonus and benefits of $96 million was primarily driven by the growth in revenues and increased headcount in 2025, whereas the decrease in equity-based compensation of $25 million was primarily due to a decrease in amortization of certain RSUs.

Interest expense was $120 million in 2025, an increase of $16 million from $104 million in 2024.The increase in 2025 was primarily driven by higher interest rates from additional debt issuances in the full year 2024, offset, in part, by debt repayments.

Other Income (Loss)

Other income (loss) was a loss of $276 million in 2025, a decrease of $318 million from income of $42 million in 2024. This decrease was primarily driven by decreases in net gains (losses) from investment activities and other income (loss), net of $304 million and $203 million, respectively, offset by an increase in net gains (losses) from investment activities of consolidated variable interest entities of $189 million.

The decrease in net gains (losses) from investment activities of $304 million was primarily driven by an impairment loss on an equity investment triggered by the initial public offering of the equity security which resulted in an observable transaction price below the Company’s carrying amount, as well as the depreciation in the Company’s investments in Global Business Travel Group, Inc. The decrease in other income (loss), net of $203 million was primarily driven by the expense related to the issuance of common stock to the Apollo DAF, losses on a derivative forward contract and FX losses due to the significant fluctuations in foreign exchange rates in 2025, partially offset by a decrease in the earnout expense associated with a previous acquisition.

The increase in net gains (losses) from investment activities of consolidated VIEs of $189 million was primarily driven by the appreciation of a consolidated VIE’s underlying investment valuation.

Retirement Services

Revenues

Retirement Services revenues were $10.2 billion in 2025, a decrease of $760 million from $11.0 billion in 2024. The decrease was primarily driven by a decrease in investment related gains (losses) and a decrease in premiums, partially offset by an increase in net investment income and an increase in revenues of consolidated VIEs.

Investment related gains (losses) were $(833) million in 2025, a decrease of $2.4 billion from $1.5 billion in 2024, primarily driven by unfavorable net foreign exchange impacts, an unfavorable change in fair value of FIA hedging derivatives and an increase in realized losses on AFS securities, partially offset by the favorable change in fair value of mortgage loans, reinsurance assets and trading securities. The unfavorable net foreign exchange impacts were primarily related to the weakening of the U.S. dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The change in fair value of FIA hedging derivatives decreased $1.9 billion, primarily driven by less favorable performance of the equity indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 Index, which increased 5.5% in 2025, compared to an increase of 14.5% in 2024. The change in fair value of mortgage loans increased $1.0 billion, the change in fair value of reinsurance assets increased $386 million and the change in fair value of trading securities increased $131 million primarily driven by a decrease in U.S. Treasury rates in 2025 compared to an increase in 2024.

Premiums were $234 million in 2025, a decrease of $540 million from $774 million in 2024, primarily driven by a $572 million decrease in pension group annuity premiums, partially offset by an increase in payout premiums compared to 2024.

Net investment income was $9.1 billion in 2025, an increase of $1.7 billion from $7.4 billion in 2024, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows during the previous twelve months, higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment, earlier deployment into assets during the year compared to 2024 and more favorable investment fund performance in 2025. These impacts were partially offset by lower floating rate income.

Revenues of consolidated VIEs were $1.1 billion in 2025, an increase of $365 million from $777 million in 2024, primarily driven by growth and investment performance within AAA related to favorable returns on the underlying assets, favorable returns from A-A Onshore Fund, LLC, a favorable change in the fair value of mortgage loans held in VIEs related to a decrease in U.S. Treasury rates in 2025 compared to an increase in 2024 and underperformance from certain investment funds held in VIEs in 2024 that were subsequently deconsolidated.

Expenses

Retirement Services expenses were $7.9 billion in 2025, an increase of $374 million from $7.5 billion in 2024. The increase was primarily driven by an increase in market risk benefits remeasurement (gains) losses, an increase in interest sensitive contract benefits, an increase in policy and other operating expenses and an increase in the amortization of DAC, DSI and VOBA, partially offset by a decrease in future policy and other policy benefits.

Market risk benefits remeasurement (gains) losses were $274 million in 2025, an increase of $444 million from $(170) million in 2024. The losses in 2025 compared to gains in 2024 were primarily driven by an unfavorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $357 million unfavorable due to a decrease in risk-free discount rates across the long end of the curve compared to 2024, which is used in the fair value measurement of the liability for market risk benefits, and $81 million unfavorable related to less favorable equity market performance compared to 2024.

Interest sensitive contract benefits were $4.9 billion in 2025, an increase of $214 million from $4.7 billion in 2024, primarily driven by significant growth in Athene’s deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances in comparison to its existing blocks of business and earlier origination of new business within the year compared to 2024. These impacts were partially offset by a decrease in the change in FIA reserves and lower rates on floating rate funding agreements. The change in Athene’s FIA reserves includes the impact from changes in the fair value of FIA embedded derivatives. The decrease in the change in fair value of FIA embedded derivatives of $1.1 billion was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 Index, which increased 5.5% in 2025, compared to an increase of 14.5% in 2024. The change in fair value of FIA embedded derivatives was also driven by the favorable impact of rates on policyholder projected benefits. These impacts were partially offset by the unfavorable change in discount rates used in Athene’s embedded derivative calculations as 2025 experienced a decrease in discount rates compared to an increase in 2024.

Policy and other operating expenses were $1.1 billion in 2025, an increase of $161 million from $931 million in 2024, primarily driven by an increase in interest expense and policy acquisition expenses related to significant growth. The increase in interest expense was primarily due to an increase in host accretion on business ceded to Catalina, as well as interest related to additional issuances of long-term debt in the fourth quarter of 2024 and second quarter of 2025.

Amortization of DAC, DSI and VOBA was $559 million in 2025, an increase of $125 million from $434 million in 2024, primarily driven by an increase in acquisition costs that are deferred and amortized due to strong growth in Athene’s deferred annuity business.

Future policy and other policy benefits were $1.1 billion in 2025, a decrease of $570 million from $1.6 billion in 2024, primarily driven by a $572 million decrease in pension group annuity obligations compared to 2024.

Income Tax (Provision) Benefit

The Company’s income tax provision totaled $246 million and $683 million in 2025 and 2024, respectively. The change to the provision was primarily related to the decline in pretax income subject to tax. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 12.1% and 18.8% for 2025 and 2024, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests, (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m), and (iv) Bermuda CIT. See note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 17 to our condensed consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024			2025	2024
Asset Management:
Management fees - Credit	$605	$484	$121	25.0%	$1,174	$947	$227	24.0%
Management fees - Equity	211	188	23	12.2	412	377	35	9.3
Management fees	816	672	144	21.4	1,586	1,324	262	19.8
Capital solutions fees and other, net	216	208	8	3.8	370	349	21	6.0
Fee-related performance fees	63	52	11	21.2	117	98	19	19.4
Fee-related compensation	(279)	(240)	39	16.3	(538)	(460)	78	17.0
Non-compensation expenses	(189)	(176)	13	7.4	(349)	(333)	16	4.8
Fee Related Earnings (FRE)	$627	$516	$111	21.5%	$1,186	$978	$208	21.3%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

In this section, references to 2025 refer to the three months ended June 30, 2025 and references to 2024 refer to the three months ended June 30, 2024.

FRE was $627 million in 2025, an increase of $111 million compared to $516 million in 2024. This increase was primarily attributable to growth in fee related revenues, including management fees, fee-related performance fees and capital solutions fees and other, net.

The increase in management fees was primarily attributable to management fees earned from Athene, S3 Equity and Hybrid Solutions and ADS of $78 million, $21 million and $17 million, respectively, partially offset by decreases in management fees earned from Fund IX and Fund VIII of $9 million and $4 million, respectively. The increase in management fees earned from Athene was primarily driven by increases in fee-generating AUM as a result of strong organic growth at Athene. The increase in management fees earned from S3 Equity and Hybrid Solutions and ADS was primarily driven by catch-up management fees for additional closes and additional subscriptions in 2025, respectively. The decrease in management fees earned from Fund IX and Fund VIII were correlated with the fee rate step-down of Fund IX and the expiration of Fund VIII’s fee-paying period, respectively.

The increase in fee-related performance fees in 2025 was primarily attributable to fees earned from ADS, reflecting the growing contribution from Apollo’s wealth-focused products.

Capital solutions fees earned in 2025 were primarily attributable to fees earned from companies in the (i) natural resources, (ii) financial services, (iii) manufacturing and industrial and (iv) consumer services sectors.

The growth in fee related revenues was offset, in part, by higher fee-related compensation expense and non-compensation expenses. Higher fee-related compensation expense in 2025 was driven by increased headcount as a result of our investment in the next phase of our growth. The increase in non-compensation expenses in 2025 was primarily driven by increases in travel and entertainment expenses, higher professional fees and higher depreciation and amortization expenses.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

In this section, references to 2025 refer to the six months ended June 30, 2025 and references to 2024 refer to the six months ended June 30, 2024.

FRE was $1,186 million in 2025, an increase of $208 million compared to $978 million in 2024. This increase was primarily attributable to growth in fee related revenues, including management fees, capital solutions fees and other, net and fee-related performance fees.

The increase in management fees was primarily attributable to management fees earned from Athene, S3 Equity and Hybrid Solutions and ADS of $148 million, $36 million and $33 million, respectively, partially offset by decreases in management fees earned from Fund IX and Fund VIII of $19 million and $8 million, respectively. The increase in management fees earned from Athene was primarily driven by increases in fee-generating AUM as a result of strong organic inflows at Athene. The increase in management fees earned from S3 Equity and Hybrid Solutions and ADS was primarily driven by catch-up management fees on additional closes and increased subscriptions in 2025, respectively. The decrease in management fees earned from Fund IX and Fund VIII were correlated with the fee rate step-down of Fund IX and the expiration of Fund VIII’s fee-paying period, respectively.

Capital solutions fees earned in 2025 were primarily attributable to fees earned from companies in the (i) financial services, (ii) natural resources, (iii) manufacturing and industrial and (iv) consumer services sectors.

The increase in fee-related performance fees in 2025 was primarily attributable to fees earned from ADS, reflecting the growing contribution from Apollo’s wealth-focused products.

The growth in fee related revenues was offset, in part, by higher fee-related compensation expense and non-compensation expenses. Higher fee-related compensation expense in 2025 was driven by strong growth in fee related revenues and increased headcount as a result of our investment in the next phase of our growth. The increase in non-compensation expenses in 2025 was primarily driven by increases in placement fees, depreciation and amortization expenses, and professional fees, partially offset by decreases in travel and entertainment expenses.

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

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for Apollo’s investing strategies within the Asset Management segment:

	June 30, 2025
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$125,597	$60,438	$186,035
AUM Not Currently Generating Performance Fees	10,409	5,822	16,231
Uninvested Performance Fee-Eligible AUM	28,917	30,230	59,147
Total Performance Fee-Eligible AUM	$164,923	$96,490	$261,413

	June 30, 2024
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$85,543	$54,012	$139,555
AUM Not Currently Generating Performance Fees	8,269	4,789	13,058
Uninvested Performance Fee-Eligible AUM	28,977	31,536	60,513
Total Performance Fee-Eligible AUM	$122,789	$90,337	$213,126

	December 31, 2024
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$92,532	$57,665	$150,197
AUM Not Currently Generating Performance Fees	10,454	4,354	14,808
Uninvested Performance Fee-Eligible AUM	30,695	27,779	58,474
Total Performance Fee-Eligible AUM	$133,681	$89,798	$223,479

[1] Performance Fee-Generating AUM of $8.8 billion, $7.5 billion and $6.1 billion as of June 30, 2025, June 30, 2024 and December 31, 2024, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	June 30, 2025
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$27,408		$27,408
Fee-Generating AUM based on invested capital	13,662	30,666		44,328
Fee-Generating AUM based on gross/adjusted assets	479,169	6,641		485,810
Fee-Generating AUM based on NAV	69,208	11,554		80,762
Total Fee-Generating AUM	$562,039	$76,269	[1]	$638,308

[1] The weighted average remaining life of the traditional private equity funds as of June 30, 2025 was 62 months.

	June 30, 2024
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$214	$27,408		$27,622
Fee-Generating AUM based on invested capital	11,255	29,973		41,228
Fee-Generating AUM based on gross/adjusted assets	385,269	5,260		390,529
Fee-Generating AUM based on NAV	54,554	8,230		62,784
Total Fee-Generating AUM	$451,292	$70,871	[1]	$522,163

[1] The weighted average remaining life of the traditional private equity funds at June 30, 2024 was 65 months.

	December 31, 2024
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$24,678		$24,678
Fee-Generating AUM based on invested capital	12,462	33,271		45,733
Fee-Generating AUM based on gross/adjusted assets	421,421	5,547		426,968
Fee-Generating AUM based on NAV	61,960	9,327		71,287
Total Fee-Generating AUM	$495,843	$72,823	[1]	$568,666

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2024 was 60 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $366.8 billion, $331.5 billion and $304.4 billion of AUM on behalf of Athene as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 15 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $58.7 billion, $52.4 billion and $50.3 billion of AUM on behalf of Athora as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

The following tables summarize changes in total AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended June 30,
	2025			2024
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$641,345	$143,813	$785,158	$536,264	$134,740	$671,004
Inflows	52,250	8,828	61,078	36,511	1,850	38,361
Outflows[2]	(16,528)	(399)	(16,927)	(12,654)	(1,092)	(13,746)
Net Flows	35,722	8,429	44,151	23,857	758	24,615
Realizations	(1,548)	(3,881)	(5,429)	(2,005)	(2,303)	(4,308)
Market Activity[3]	14,054	1,671	15,725	3,496	1,446	4,942
End of Period	$689,573	$150,032	$839,605	$561,612	$134,641	$696,253

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

[2] Outflows for Total AUM include redemptions of $1.4 billion and $1.9 billion during the three months ended June 30, 2025 and 2024, respectively.
[3] Includes foreign exchange impacts of $6.9 billion and $(0.6) billion during the three months ended June 30, 2025 and 2024, respectively.

	Six months ended June 30,
	2025			2024
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$616,387	$134,650	$751,037	$515,523	$135,253	$650,776
Inflows[2]	89,827	17,950	107,777	73,367	4,210	77,577
Outflows[2]	(36,469)	(714)	(37,183)	(30,594)	(2,892)	(33,486)
Net Flows	53,358	17,236	70,594	42,773	1,318	44,091
Realizations	(2,898)	(5,981)	(8,879)	(7,061)	(4,889)	(11,950)
Market Activity[3]	22,726	4,127	26,853	10,377	2,959	13,336
End of Period	$689,573	$150,032	$839,605	$561,612	$134,641	$696,253

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

[2] Inflows and outflows reflected above include $3.4 billion for Total AUM related to a strategy realignment of certain funds from credit to equity as of January 1, 2025 with no impact to net flows presented for the six months ended June 30, 2025. Outflows for Total AUM include redemptions of $3.0 billion and $3.4 billion during the six months ended June 30, 2025 and 2024, respectively.

[3] Includes foreign exchange impacts of $10.3 billion and $(2.3) billion during the six months ended June 30, 2025 and 2024, respectively.

Three Months Ended June 30, 2025

Total AUM was $839.6 billion at June 30, 2025, an increase of $54.4 billion, or 6.9%, compared to $785.2 billion at March 31, 2025. The net increase was primarily driven by subscriptions across the platform, market activity primarily in our credit strategy and the growth of our retirement services client assets, partially offset by normal course outflows at Athene as well as distributions. More specifically, the net increase was due to:

•Net flows of $44.2 billion primarily attributable to:
•a $35.7 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $13.7 billion related to the growth of our retirement services clients; (ii) $12.7 billion of subscriptions mostly related to the asset-backed finance and direct origination funds we manage; and (iii) $9.3 billion in inflows relating to Redding Ridge’s acquisition of Irradiant Partners LP, partially offset by $(1.1) billion of redemptions; and
•an $8.4 billion increase related to the funds we manage in our equity strategy, primarily due to $5.0 billion of subscriptions across the hybrid value and traditional private equity funds we manage.

•Market activity of $15.7 billion primarily attributable to:
•$14.1 billion related to the funds we manage in our credit strategy primarily consisting of $4.6 billion related to our retirement services clients, $3.0 billion related to clients of ISGI and $2.8 billion related to the direct origination funds; and
•$1.7 billion related to the funds we manage in our equity strategy.

•Realizations of $(5.4) billion primarily attributable to:
•$(3.9) billion related to the funds we manage in our equity strategy primarily consisting of distributions from the traditional private equity funds and hybrid value funds; and
•$(1.5) billion related to the funds we manage in our credit strategy, largely driven by distributions from the direct origination and asset-backed finance funds.

Six Months Ended June 30, 2025

Total AUM was $839.6 billion at June 30, 2025, an increase of $88.6 billion, or 11.8%, compared to $751.0 billion at December 31, 2024. The net increase was primarily driven by subscriptions across the platform, the growth of our retirement services client assets and market activity primarily in our credit strategy, partially offset by normal course outflows at Athene as well as distributions. More specifically, the net increase was due to:

•Net flows of $70.6 billion primarily attributable to:
•a $53.4 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $24.4 billion related to the growth of our retirement services clients; (ii) $19.5 billion of subscriptions mostly related to the direct origination, asset-backed finance, and multi-credit funds we manage; (iii) $9.3 billion in inflows relating to Redding Ridge’s acquisition of Irradiant Partners LP; and (iv) incremental leverage in the direct origination and asset-backed finance funds we manage, partially offset by $(2.4) billion of redemptions; and
•a $17.2 billion increase related to the funds we manage in our equity strategy, primarily due to $9.3 billion of subscriptions across the hybrid value, secondaries equity and traditional private equity funds we manage, and $4.6 billion of net transfer activity.

•Market activity of $26.9 billion primarily attributable to:
•$22.7 billion related to the funds we manage in our credit strategy primarily consisting of $9.2 billion related to our retirement services clients, $4.4 billion related to the direct origination funds we manage and $3.7 billion related to ISGI; and
•$4.1 billion related to the funds we manage in our equity strategy primarily driven by our traditional private equity funds.

•Realizations of $(8.9) billion primarily attributable to:
•$(6.0) billion related to the funds we manage in our equity strategy primarily consisting of distributions from the traditional private equity funds and hybrid value funds; and
•$(2.9) billion related to the funds we manage in our credit strategy, largely driven by distributions from the direct origination funds.

The following tables summarize changes in Fee-Generating AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended June 30,
	2025			2024
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$522,844	$72,314	$595,158	$435,288	$70,809	$506,097
Inflows	38,424	5,804	44,228	29,071	2,020	31,091
Outflows[2]	(9,429)	(929)	(10,358)	(14,847)	(1,529)	(16,376)
Net Flows	28,995	4,875	33,870	14,224	491	14,715
Realizations	(1,132)	(1,359)	(2,491)	(1,330)	(439)	(1,769)
Market Activity[3]	11,332	439	11,771	3,110	10	3,120
End of Period	$562,039	$76,269	$638,308	$451,292	$70,871	$522,163

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

[2] Outflows for Fee-Generating AUM include redemptions of $1.0 billion and $1.9 billion during the three months ended June 30, 2025 and 2024, respectively.
[3] Includes foreign exchange impacts of $5.4 billion and $(0.5) billion during the three months ended June 30, 2025 and 2024, respectively.

	Six months ended June 30,
	2025			2024
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$495,843	$72,823	$568,666	$422,036	$70,916	$492,952
Inflows[2]	78,379	11,026	89,405	58,519	3,530	62,049
Outflows[2,3]	(29,085)	(6,626)	(35,711)	(36,153)	(2,534)	(38,687)
Net Flows	49,294	4,400	53,694	22,366	996	23,362
Realizations	(1,980)	(1,647)	(3,627)	(2,478)	(957)	(3,435)
Market Activity[4]	18,882	693	19,575	9,368	(84)	9,284
End of Period	$562,039	$76,269	$638,308	$451,292	$70,871	$522,163

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

[2] Inflows and outflows reflected above include $2.0 billion for Fee-Generating AUM related to a strategy realignment of certain funds from credit to equity as of January 1, 2025 with no impact to net flows presented for the six months ended June 30, 2025. Outflows for Fee-Generating AUM include redemptions of $2.5 billion and $3.2 billion during the six months ended June 30, 2025 and 2024, respectively.

[3] Included in the equity outflows for Fee-Generating AUM for the six months ended June 30, 2025 is $4.5 billion related to the expiration of Fund VIII's fee-paying period.
[4] Includes foreign exchange impacts of $8.0 billion and $(1.8) billion during the six months ended June 30, 2025 and 2024, respectively.

Three Months Ended June 30, 2025

Total Fee-Generating AUM was $638.3 billion at June 30, 2025, an increase of $43.2 billion, or 7.3%, compared to $595.2 billion at March 31, 2025. The net increase was primarily due to the growth of our retirement services client assets, market activity primarily in our credit strategy and subscriptions across the platform, partially offset by distributions. More specifically, the net increase was due to:

•Net flows of $33.9 billion primarily attributable to a $29.0 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $13.7 billion related to the growth of our retirement services clients; (ii) $10.6 billion of other net fee-generating movements; and (iii) $4.2 billion of subscriptions primarily related to the direct origination and multi-credit funds we manage, partially offset by $0.7 billion of redemptions.

•Market activity of $11.8 billion primarily attributable to the funds we manage in our credit strategy, consisting of $4.6 billion related to our retirement services clients, $2.9 billion related to clients of ISGI, $1.6 billion related to the direct origination funds we manage and $1.3 billion related to the multi-credit funds we manage.

•Realizations of $(2.5) billion across the credit and equity strategies.

Six Months Ended June 30, 2025

Total Fee-Generating AUM was $638.3 billion at June 30, 2025, an increase of $69.6 billion, or 12.2%, compared to $568.7 billion at December 31, 2024. The net increase was primarily driven by the growth of our retirement services client assets, market activity primarily in our credit strategy, and subscriptions across the platform, partially offset by distributions. More specifically, the net increase was due to:

•Net flows of $53.7 billion primarily attributable to a $49.3 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $24.4 billion related to the growth of our retirement services client assets; (ii) $16.8 billion of other net fee-generating movements; and (iii) $8.6 billion of subscriptions primarily related to the direct origination and multi-credit funds we manage, partially offset by $(1.9) billion of redemptions.

•Market activity of $19.6 billion primarily attributable to the funds we manage in our credit strategy, consisting of $9.2 billion related to our retirement services clients, $3.7 billion related to clients of ISGI, $2.5 billion related to the direct origination funds we manage and $1.8 billion related to the multi-credit funds we manage.

•Realizations of $(3.6) billion across the credit and equity strategies.

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

The following presents origination, gross capital deployment and uncalled commitments (in billions):

Note: Totals may not add due to rounding

As of June 30, 2025 and December 31, 2024, Apollo had $72 billion and $61 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024			2025	2024
Retirement Services:
Fixed income and other net investment income	$3,179	$2,633	$546	20.7%	$6,093	$5,087	$1,006	19.8%
Alternative net investment income	319	168	151	89.9	634	434	200	46.1
Net investment earnings	3,498	2,801	697	24.9	6,727	5,521	1,206	21.8
Strategic capital management fees	32	24	8	33.3	61	49	12	24.5
Cost of funds	(2,470)	(1,880)	590	31.4	(4,680)	(3,603)	1,077	29.9
Net investment spread	1,060	945	115	12.2	2,108	1,967	141	7.2
Other operating expenses	(107)	(116)	(9)	(7.8)	(221)	(230)	(9)	(3.9)
Interest and other financing costs	(132)	(119)	13	10.9	(262)	(210)	52	24.8
Spread Related Earnings	$821	$710	$111	15.6%	$1,625	$1,527	$98	6.4%

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

In this section, references to 2025 refer to the three months ended June 30, 2025 and references to 2024 refer to the three months ended June 30, 2024.

Spread Related Earnings

SRE was $821 million in 2025, an increase of $111 million, or 16%, compared to $710 million in 2024. The increase in SRE was primarily driven by an increase in net investment earnings and strategic capital management fees, partially offset by an increase in cost of funds and interest and other financing costs.

Net investment earnings were $3.5 billion in 2025, an increase of $697 million from $2.8 billion in 2024, primarily driven by $38.5 billion of growth in Athene’s average net invested assets, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment, earlier deployment into assets during the quarter compared to 2024 and an increase in alternative net investment income, partially offset by lower floating rate income. The increase in alternative net investment income compared to 2024 was primarily driven by more favorable performance within origination and retirement services platforms. The increase in income from origination platforms was mainly attributable to a valuation increase on Wheels in 2025, strong growth from origination partnerships within Aqua Finance, Inc. (“Aqua Finance”) compared to a valuation decrease in 2024, successful deployment following a capital raise within Apterra Infrastructure Capital, LLC (“Apterra”) and certain of Athene’s other origination platforms reaching scale in 2025. The increase in income from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge Financial, Inc. (“Corebridge”), as well as unfavorable returns on Athene’s investment in Catalina in 2024 not recurring in 2025 due to the distribution of Athene’s Catalina common equity interests to AGM as a dividend in the third quarter of 2024.

Strategic capital management fees were $32 million in 2025, an increase of $8 million from $24 million in 2024 primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 over the previous twelve months.

Cost of funds was $2.5 billion in 2025, an increase of $590 million from $1.9 billion in 2024, primarily driven by significant growth in deferred annuity and institutional business, higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the quarter compared to 2024 and a shift in business mix to more institutional business at higher crediting rates. These impacts were partially offset by lower rates on floating rate funding agreements.

Interest and other financing costs were $132 million in 2025, an increase of $13 million from $119 million in 2024, primarily driven by higher interest expense related to additional issuances of long-term debt in the fourth quarter of 2024 and second quarter of 2025. This was partially offset by a lower average short-term repurchase agreement balance outstanding in 2025 compared to 2024.

Net Investment Spread

	Three months ended June 30,
	2025	2024	Change
Fixed income and other net investment earned rate	4.97%	4.82%	15bps
Alternative net investment earned rate	9.86%	5.73%	NM
Net investment earned rate	5.21%	4.87%	34bps
Strategic capital management fees	0.05%	0.04%	1bp
Cost of funds	(3.68)%	(3.27)%	41bps
Net investment spread	1.58%	1.64%	(6)bps

Net investment spread was 1.58% in 2025, a decrease of 6 basis points compared to 1.64% in 2024, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.68% in 2025, an increase of 41 basis points compared to 3.27% in 2024, primarily driven by higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the quarter compared to 2024 and a shift in business mix to more institutional business at higher crediting rates, partially offset by lower rates on floating rate funding agreements.

Net investment earned rate was 5.21% in 2025, an increase of 34 basis points compared to 4.87% in 2024, primarily driven by higher returns in both Athene’s fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 4.97% in 2025, an increase from 4.82% in 2024, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and earlier deployment into assets during the quarter compared to 2024, partially offset by lower floating rate income. Alternative net investment earned rate was 9.86% in 2025, an increase from 5.73% in 2024, primarily driven by more favorable performance within origination and retirement services platforms. The higher returns from the origination platforms were mainly attributable to a valuation increase on Wheels in 2025, strong growth from origination partnerships within Aqua Finance compared to a valuation decrease in 2024, successful deployment following a capital raise within Apterra and certain of Athene’s other origination platforms reaching scale in 2025. The higher returns from retirement services platforms were primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge, as well as unfavorable returns on Athene’s investment in Catalina in 2024 not recurring in 2025 due to the distribution of Athene’s Catalina common equity interests to AGM as a dividend in the third quarter of 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

In this section, references to 2025 refer to the six months ended June 30, 2025 and references to 2024 refer to the six months ended June 30, 2024.

Spread Related Earnings

SRE was $1.6 billion in 2025, an increase of $98 million, or 6%, compared to $1.5 billion in 2024. The increase in SRE was primarily driven by an increase in net investment earnings and strategic capital management fees, partially offset by an increase in cost of funds and interest and other financing costs.

Net investment earnings were $6.7 billion in 2025, an increase of $1.2 billion from $5.5 billion in 2024, primarily driven by $36.1 billion of growth in Athene’s average net invested assets, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment, earlier deployment into assets during the year compared to 2024 and an increase in alternative net investment income, partially offset by lower floating rate income. The increase in alternative net investment income compared to 2024 was primarily driven by more favorable performance within origination and retirement services platforms, as well as within equity funds. The increase in income from origination platforms was mainly attributable to strong performance within other origination platforms, including an initial mark from cost to fair value on Atlas and certain other platforms reaching scale in 2025, a valuation increase on Wheels in the second quarter of 2025, strong growth from origination partnerships within Aqua Finance compared to a valuation decrease in 2024 and successful deployment following a capital raise within Apterra in 2025. The increase in income from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge and unfavorable returns on Athene’s investment in Catalina in 2024 not recurring in 2025 due to the distribution of Athene’s Catalina common equity interests to AGM as a dividend in the third quarter of 2024, partially offset by increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Strategic capital management fees were $61 million in 2025, an increase of $12 million from $49 million in 2024 primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 over the previous twelve months.

Cost of funds was $4.7 billion in 2025, an increase of $1.1 billion from $3.6 billion in 2024, primarily driven by significant growth in deferred annuity and institutional business, higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the year compared to 2024 and a shift in business mix to more institutional business at higher crediting rates. These impacts were partially offset by lower rates on floating rate funding agreements.

Interest and other financing costs were $262 million in 2025, an increase of $52 million from $210 million in 2024, primarily driven by higher interest expense related to additional issuances of long-term debt in the fourth quarter of 2024 and second quarter of 2025.

Net Investment Spread

	Six months ended June 30,
	2025	2024	Change
Fixed income and other net investment earned rate	4.89%	4.75%	14bps
Alternative net investment earned rate	10.05%	7.42%	263bps
Net investment earned rate	5.14%	4.89%	25bps
Strategic capital management fees	0.05%	0.04%	1bp
Cost of funds	(3.57)%	(3.19)%	38bps
Net investment spread	1.62%	1.74%	(12)bps

Net investment spread was 1.62% in 2025, a decrease of 12 basis points compared to 1.74% in 2024, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.57% in 2025, an increase of 38 basis points compared to 3.19% in 2024, primarily driven by higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the year compared to 2024 and a shift in business mix to more institutional business at higher crediting rates, partially offset by lower rates on floating rate funding agreements.

Net investment earned rate was 5.14% in 2025, an increase of 25 basis points compared to 4.89% in 2024, primarily driven by higher returns in both Athene’s fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 4.89% in 2025, an increase from 4.75% in 2024, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and earlier deployment into assets during the year compared to 2024, partially offset by lower floating rate income. Alternative net investment earned rate was 10.05% in 2025, an increase from 7.42% in 2024, primarily driven by more favorable performance within origination and retirement services platforms, as well as within equity funds. The higher returns from origination platforms were mainly attributable to strong performance within other origination platforms, including an initial mark from cost to fair value on Atlas and certain other platforms reaching scale in 2025, a valuation increase on Wheels in the second quarter of 2025, strong growth from origination partnerships within Aqua Finance compared to a valuation decrease in 2024 and successful deployment following a capital raise within Apterra in 2025. The higher returns from retirement services platforms were primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge and unfavorable returns on Athene’s investment in Catalina in 2024 not recurring in 2025 due to the distribution of Athene’s Catalina common equity interests to AGM as a dividend in the third quarter of 2024, partially offset by increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Investment Portfolio

Athene had total investments, including related parties and consolidated VIEs, of $355.8 billion and $314.6 billion as of June 30, 2025 and December 31, 2024, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Athene has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and consolidated VIEs:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value
U.S. government and agencies	$9,023	2.5%	$7,151	2.3%
U.S. state, municipal and political subdivisions	840	0.2%	921	0.3%
Foreign governments	1,752	0.5%	1,568	0.5%
Corporate	94,563	26.6%	83,585	26.6%
CLO	31,388	8.8%	29,182	9.3%
ABS	27,362	7.7%	24,201	7.7%
CMBS	13,500	3.8%	10,741	3.4%
RMBS	10,322	2.9%	8,015	2.5%
Total available-for-sale securities, at fair value	188,750	53.0%	165,364	52.6%
Trading securities, at fair value	4,060	1.2%	1,583	0.5%
Equity securities, at fair value	1,150	0.3%	1,290	0.4%
Mortgage loans, at fair value	77,289	21.7%	63,239	20.1%
Investment funds	102	—%	107	—%
Policy loans	310	0.1%	318	0.1%
Funds withheld at interest	16,998	4.8%	18,866	6.0%
Derivative assets	6,901	1.9%	8,154	2.6%
Short-term investments	187	0.1%	447	0.2%
Other investments	3,364	1.0%	2,915	0.9%
Total investments	299,111	84.1%	262,283	83.4%
Investments in related parties
Available-for-sale securities, at fair value
Corporate	2,192	0.6%	2,137	0.7%
CLO	7,538	2.1%	6,035	1.9%
ABS	11,809	3.3%	10,631	3.4%
Total available-for-sale securities, at fair value	21,539	6.0%	18,803	6.0%
Trading securities, at fair value	399	0.1%	573	0.2%
Equity securities, at fair value	266	0.1%	234	0.1%
Mortgage loans, at fair value	1,275	0.4%	1,297	0.4%
Investment funds	2,062	0.6%	1,853	0.6%
Funds withheld at interest	4,590	1.3%	5,050	1.6%
Short-term investments	18	—%	743	0.2%
Other investments, at fair value	339	0.1%	331	0.1%
Total related party investments	30,488	8.6%	28,884	9.2%
Total investments, including related parties	329,599	92.7%	291,167	92.6%
Investments of consolidated VIEs
Trading securities, at fair value	3,265	0.9%	2,301	0.7%
Mortgage loans, at fair value	2,544	0.7%	2,579	0.8%
Investment funds, at fair value	19,175	5.4%	17,660	5.6%
Other investments	1,204	0.3%	884	0.3%
Total investments of consolidated VIEs	26,188	7.3%	23,424	7.4%
Total investments, including related parties and consolidated VIEs	$355,787	100.0%	$314,591	100.0%

The $41.2 billion increase in Athene’s total investments, including related parties and consolidated VIEs, as of June 30, 2025 compared to December 31, 2024 was primarily driven by significant growth from gross organic inflows of $46.8 billion in excess of gross liability outflows of $15.6 billion, reinvestment of earnings and unrealized gains on AFS securities during the six months ended June 30, 2025 of $2.9 billion, as well as unrealized gains on mortgage loans, reinsurance assets and trading securities attributable to a decrease in U.S. Treasury rates, partially offset by credit spread widening in 2025. Additionally, total investments, including related parties and consolidated VIEs, increased due to unrealized foreign exchange impacts on foreign denominated assets, the issuance of debt in 2025 and an increase in VIE investments primarily related to an increase in investment funds attributable to favorable performance of the underlying assets within AAA and net contributions from third-party investors into AAA in 2025, partially offset by the deconsolidation of certain VIEs. These impacts were partially offset by a decrease in short term repurchase agreements outstanding and a decrease in derivative assets primarily related to the market impacts on Athene’s derivative swaps and forward contracts.

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 96.9% and 97.1% as of June 30, 2025 and December 31, 2024, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

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

Net Invested Assets

The following summarizes Athene’s net invested assets:

	June 30, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$92,073	33.5%	$86,051	34.6%
CLO	29,303	10.6%	27,698	11.2%
Credit	121,376	44.1%	113,749	45.8%
CML	30,955	11.2%	28,055	11.3%
RML	34,263	12.5%	27,848	11.2%
RMBS	8,879	3.2%	7,635	3.1%
CMBS	10,007	3.6%	8,243	3.3%
Real estate	84,104	30.5%	71,781	28.9%
ABS	30,397	11.0%	28,670	11.5%
Alternative investments	12,817	4.7%	12,000	4.8%
State, municipal, political subdivisions and foreign government	3,217	1.2%	3,237	1.3%
Equity securities	2,183	0.8%	2,201	0.9%
Short-term investments	224	0.1%	1,015	0.4%
U.S. government and agencies	7,105	2.6%	5,531	2.2%
Other investments	55,943	20.4%	52,654	21.1%
Cash and cash equivalents	9,265	3.4%	6,794	2.7%
Other	4,352	1.6%	3,665	1.5%
Net invested assets	$275,040	100.0%	$248,643	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.

Athene’s net invested assets were $275.0 billion and $248.6 billion as of June 30, 2025 and December 31, 2024, respectively. The increase in net invested assets was primarily driven by growth from net organic inflows of $36.0 billion in excess of net liability outflows of $12.8 billion, the reinvestment of earnings, the issuance of $1.6 billion of long-term debt during the second quarter of 2025 and favorable alternative investment performance. These impacts were partially offset by a decrease in short-term repurchase agreements outstanding as of June 30, 2025, cash paid to redeem Athene’s Series C preferred stock and the payment of common and preferred stock dividends.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024			2025	2024
Principal Investing:
Realized performance fees	$219	$175	$44	25.1%	$409	$269	$140	52.0%
Realized investment income (loss)	13	11	2	18.2	41	25	16	64.0
Principal investing compensation	(168)	(138)	30	21.7	(356)	(211)	145	68.7
Other operating expenses	(17)	(15)	2	13.3	(33)	(29)	4	13.8
Principal Investing Income (PII)	$47	$33	$14	42.4%	$61	$54	$7	13.0%

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

In this section, references to 2025 refer to the three months ended June 30, 2025 and references to 2024 refer to the three months ended June 30, 2024.

PII was $47 million in 2025, an increase of $14 million, as compared to $33 million in 2024. This increase was primarily attributable to an increase in realized performance fees of $44 million, partially offset by an increase in principal investing compensation expense of $30 million.

The increase in realized performance fees of $44 million in 2025 was driven by a few sizable monetizations within traditional private equity, primarily Fund IX, the crystallization of performance fees generated from AAA Aviation Holdings, L.P., as well as realized performance fees generated from HVF II and ANRP III. Realized performance fees continue to be cyclically light as monetization activity remains prudently delayed amid an uncertain exit environment.

Principal investing compensation of $168 million in 2025 increased $30 million, as compared to $138 million in 2024. The increase in 2025 was primarily due to an increase in profit sharing expense corresponding to the increase in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

In this section, references to 2025 refer to the six months ended June 30, 2025 and references to 2024 refer to the six months ended June 30, 2024.

PII was $61 million in 2025, an increase of $7 million, as compared to $54 million in 2024. This increase was primarily attributable to increases in realized performance fees and realized investment income of $140 million and $16 million, respectively, partially offset by an increase in principal investing compensation expense of $145 million.

The increase in realized performance fees of $140 million in 2025 was primarily driven by an increase in realized performance fees generated from HVF II, Fund IX and ANRP III, as well as the crystallization of performance fees generated from AAA Aviation Holdings, L.P., partially offset by a decrease in realized performance fees earned from Fund VII.

The increase in realized investment income of $16 million in 2025 was primarily attributable to realized gains from the sale of the Company’s direct investment in Challenger Limited.

Principal investing compensation expense of $356 million in 2025 increased $145 million, as compared to $211 million in 2024. The increase in 2025 was primarily due to an increase in profit sharing expense corresponding to the increase in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The increase in 2025 was also driven by profit sharing expense attributable to the Company’s incentive pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year, and is included within principal investing compensation. The incentive pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2025, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through its liquidation in 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations” in the 2024 Annual Report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of June 30, 2025, unless otherwise noted.

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Credit:
Accord VI1	2024	$1,891	$1,701	$609	$494	$461	$461	$955	17%	10%
Accord I, II, III, III B, IV & V1	Various	—	7,992	6,795	7,251	—	—	7,251	18	13
Accord+ II	2025	5,250	4,796	2,625	608	2,088	2,214	2,822	NM4	NM4
Accord+	2021	3,074	2,370	7,009	5,735	2,027	2,169	7,904	15	12
ADIP II	2024	6,856	6,016	2,729	—	2,729	3,293	3,293	19	14
ADIP I	2020	5,285	3,254	2,620	1,760	2,597	3,065	4,825	23	19
EPF IV	2023	3,276	3,151	1,328	666	834	947	1,613	17	10
EPF III	2017	2,408	4,585	5,120	4,659	1,522	1,401	6,060	7	2
Total Credit		$28,040	$33,865	$28,835	$21,173	$12,258	$13,550	$34,723
Equity:
Fund X	2023	$21,378	$19,877	$8,738	$2,044	$7,563	$9,825	$11,869	40%	23%
Fund IX	2018	29,205	24,729	23,050	16,057	15,877	24,402	40,459	24	16
Fund VIII	2013	6,937	18,377	16,615	23,682	3,598	4,000	27,682	13	9
Fund VII	2008	—	14,677	16,461	34,294	—	—	34,294	33	25
Fund VI	2006	373	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	—	3,742	5,192	12,724	—	—	12,724	61	44
Fund I, II, III, IV & MIA[2]	Various	9	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[3]		$57,902	$98,858	$91,266	$127,337	$27,443	$38,227	$165,564	39	24
AIOF III[5]	N/A	1,798	1,793	419	—	419	476	476	NM4	NM4
AIOF II	2021	2,849	2,542	2,120	1,126	1,351	1,700	2,826	15	10
AIOF I	2018	37	897	803	1,280	—	—	1,280	22	16
HVF II	2022	5,333	4,592	4,214	1,081	3,660	4,518	5,599	16	12
HVF I	2019	1,910	3,238	3,698	4,478	820	1,317	5,795	22	17
Total Equity		$69,829	$111,920	$102,520	$135,302	$33,693	$46,238	$181,540

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

Equity

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of June 30, 2025.

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$8,993	$20,149	29%
Non-Control Distressed	6,374	12,587	71
Total	15,367	32,736	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	75,899	132,828	21
Total	$91,266	$165,564	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund X, Fund IX and Fund VIII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI and VII are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to June 30, 2025 and such information was deemed not meaningful. All amounts are as of June 30, 2025.

Fund X

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$720	$1,157
Opportunistic Buyouts	7,730	9,580
Distressed[1]	288	1,132
Total	$8,738	$11,869

Fund IX

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$5,805	$11,842
Opportunistic Buyouts	15,460	24,283
Distressed[1]	1,785	4,334
Total	$23,050	$40,459

Fund VIII

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,704	$7,060
Opportunistic Buyouts	13,344	19,868
Distressed[1]	567	754
Total	$16,615	$27,682

[1] The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets.

			Total Returns
(In millions)	IPO Year[1]	Total AUM	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
ADS[2]	N/A	$22,510	2%	3%	4%	6%
MidCap FinCo[3]	N/A	13,009	4%	4%	8%	8%
ARI[4]	2009	9,842	4%	(9)%	18%	(10)%
MFIC[4,5]	2004	3,892	1%	3%	(1)%	16%
ADREF[6]	N/A	5,155	—%	1%	—%	(2)%
ADCF[6]	N/A	1,702	3%	2%	5%	5%
ARIS[6]	N/A	1,582	1%	1%	3%	3%
Other[7]	N/A	14,551	N/A	N/A	N/A	N/A
Total		$72,243

1 An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
2 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are net returns based on NAV.
[3] MidCap FinCo is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 3% and 3% for the three months ended June 30, 2025 and 2024, respectively. The net returns based on NAV were 7% and 6% for the six months ended June 30, 2025 and 2024, respectively.

[4] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

5 AUM is presented on a three-month lag, as of March 31, 2025, based upon the availability of the information.
6 ADREF, ADCF and ARIS are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV.
[7] Other includes, among others, AUM of $1.9 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of March 31, 2025. Returns and IPO year are not provided for this AUM. Other also includes AUM of $8.9 billion related to third-party capital within AAA.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$605	$828	$1,023	$2,231
Preferred dividends	25	25	49	49
Net income (loss) attributable to non-controlling interests	212	324	708	662
GAAP Net Income (Loss)	$842	$1,177	$1,780	$2,942
Income tax provision (benefit)	3	261	246	683
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$845	$1,438	$2,026	$3,625
Asset Management Adjustments:
Equity-based profit sharing expense[1]	38	45	68	139
Equity-based compensation	102	84	201	158
Net (income) loss attributable to non-controlling interests in consolidated entities	(266)	(323)	(815)	(700)
Unrealized performance fees	28	(86)	(91)	(354)
Unrealized profit sharing expense	(43)	35	62	194
HoldCo interest and other financing costs[2]	36	15	70	30
Unrealized principal investment (income) loss	(11)	1	(9)	(10)
Unrealized net (gains) losses from investment activities	293	20	354	4
Transaction-related costs, restructuring and other non-operating expenses[3]	70	67	346	118
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	509	124	358	146
Non-operating change in insurance liabilities and related derivatives[4]	(149)	(203)	218	(876)
Integration, restructuring and other non-operating expenses	32	31	62	61
Equity-based compensation	11	11	22	24
Segment Income	1,495	1,259	2,872	2,559
HoldCo interest and other financing costs[2]	(36)	(15)	(70)	(30)
Taxes and related payables	(280)	(235)	(504)	(456)
Adjusted Net Income	$1,179	$1,009	$2,298	$2,073

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
[3] Transaction-related costs, restructuring and other non-operating expenses includes; (a) contingent consideration, certain equity-based charges, amortization of intangible assets and certain other expenses associated with acquisitions; (b) gains (losses) from changes in the tax receivable agreement liability; (c) merger-related transaction and integration costs associated with the Company’s merger with Athene and (d) other non-operating expenses, including the issuance of shares of AGM common stock for charitable contributions. In the six months ended June 30, 2025, other non-operating expenses includes $200 million in charitable contributions related to the issuance of shares to the Apollo DAF in February 2025.

[4] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	June 30, 2025	December 31, 2024
Total GAAP Common Stock Outstanding	572,024,038	565,738,933
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	14,547,261	14,536,019
Vested RSUs	16,162,939	21,337,132
Unvested RSUs Eligible for Dividend Equivalents	12,749,090	11,455,245
Adjusted Net Income Shares Outstanding	615,483,328	613,067,329

[1] Reflects the number of shares of underlying common stock assumed to be issuable upon conversion of the Mandatory Convertible Preferred Stock during each period.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	June 30, 2025	December 31, 2024
Total investments, including related parties	$329,599	$291,167
Derivative assets	(6,901)	(8,154)
Cash and cash equivalents (including restricted cash)	12,049	13,676
Accrued investment income	3,176	2,816
Net receivable (payable) for collateral on derivatives	(1,682)	(4,602)
Reinsurance impacts	(5,226)	(4,435)
VIE and VOE assets, liabilities and non-controlling interests	18,443	17,613
Unrealized (gains) losses	12,202	18,320
Ceded policy loans	(162)	(167)
Net investment receivables (payables)	(49)	97
Allowance for credit losses	774	720
Other investments	(428)	(87)
Total adjustments to arrive at gross invested assets	32,196	35,797
Gross invested assets	361,795	326,964
ACRA non-controlling interests	(86,755)	(78,321)
Net invested assets	$275,040	$248,643

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

AGM is a holding company whose primary source of cash flow is distributions and other intercompany transfers from its subsidiaries, which are expected to be sufficient to fund cash flow requirements based on current estimates of future obligations. AGM’s primary liquidity needs include the cash-flow requirements relating to its corporate activities, including its day-to-day operations, common stock and preferred stock dividend payments and strategic transactions, such as acquisitions.

At June 30, 2025, the Company had $12.7 billion of unrestricted cash and cash equivalents, as well as $5.1 billion of available funds from the AGM credit facility, AHL credit facility and AHL liquidity facility.

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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	Six months ended June 30,
(In millions)	2025	2024
Operating Activities	$2,274	$1,403
Investing Activities	(36,517)	(31,085)
Financing Activities	32,089	29,976
Effect of exchange rate changes on cash and cash equivalents	13	(2)
Net increase (decrease) in cash and cash equivalents, restricted cash and cash held at consolidated variable interest entities	$(2,141)	$292

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

	Six months ended June 30,
(In millions)	2025	2024
Net cash provided by the Company's operating activities	$2,441	$1,686
Net cash used in the Consolidated Funds and VIEs operating activities	(167)	(283)
Net cash provided by operating activities	2,274	1,403
Net cash used in the Company's investing activities	(35,450)	(30,205)
Net cash used in the Consolidated Funds and VIEs investing activities	(1,067)	(880)
Net cash used in investing activities	(36,517)	(31,085)
Net cash provided by the Company's financing activities	31,392	27,943
Net cash provided by the Consolidated Funds and VIEs financing activities	697	2,033
Net cash provided by financing activities	$32,089	$29,976

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

•During the six months ended June 30, 2025, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, and net investment income, partially offset by pension group annuity benefit payments and cash paid for interest on funding agreements, policy acquisition expenses and other operating expenses. Net cash provided by operating activities includes net cash used by our consolidated funds and VIEs, which primarily includes net purchases of VIE’s investments, partially offset by proceeds from the sale of VIEs’ investments.

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

•During the six months ended June 30, 2025, cash used in investing activities primarily reflects the purchase of investments, mainly AFS and mortgage loans, due to the deployment of significant cash inflows from Athene’s organic growth and cash collateral posted by Athene for derivative transactions, partially offset by the sales, maturities and repayments of investments and an increase in net investment payables.

•During the six months ended June 30, 2024, cash used in investing activities primarily reflects the purchase of investments, mainly AFS and mortgage loans, due to the deployment of significant cash inflows from Athene’s organic growth and cash collateral posted by Athene for derivative transactions, partially offset by the sales, maturities and repayments of investments.

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

•During the six months ended June 30, 2025, cash provided by financing activities primarily reflects cash received from deferred annuity and funding agreement inflows, net of cash outflows, cash proceeds from the issuance of long-term debt and net capital contributions from non-controlling interests, partially offset by a decrease in cash collateral posted by counterparties for derivative transactions, the repayment of outstanding short-term repurchase agreements, cash paid for the redemption of Athene’s Series C preferred stock and the payment of common and preferred stock dividends. Cash provided in financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt and contributions from non-controlling interests, partially offset by repayment of debt and distributions to non-controlling interests.

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

Because AGM is a holding company, the primary source of funds for AGM’s dividends is distributions and other intercompany transfers from its operating subsidiaries, AAM and AHL, which are expected to be adequate to fund AGM’s dividends and other cash flow requirements based on current estimates of future obligations. The ability of these operating subsidiaries to make distributions to AGM will depend on satisfying applicable law with respect to such distributions, including surplus and minimum solvency requirements among others, as well as making prior distributions on AHL outstanding preferred stock. Moreover, the ability of AAM and AHL to receive distributions from their own respective subsidiaries will continue to depend on applicable law with respect to such distributions.

On August 5, 2025, AGM declared a cash dividend of $0.51 per share of its common stock, which will be paid on August 29, 2025 to holders of record at the close of business on August 18, 2025.

On August 5, 2025, the Company also declared and set aside a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on October 31, 2025 to holders of record at the close of business on October 15, 2025.

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

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock. There were 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding as of June 30, 2025. See note 13 to the condensed consolidated financial statements for further details.

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

At June 30, 2025, the asset management business had $2.4 billion of unrestricted cash and cash equivalents, as well as $1.25 billion of available funds from the AGM credit facility.

Future Debt Obligations

The asset management business had long-term debt of $4.3 billion at June 30, 2025, which includes notes with maturities in 2026, 2029, 2030, 2033, 2048, 2053 and 2054. See note 11 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of June 30, 2025. On July 3, 2025, AAM made a conditional commitment to invest, or cause one or more of its affiliates to invest, in Athora for up to an additional $2.0 billion, in connection with the Athora transaction. The Athora transaction remains subject to closing conditions, including receipt of regulatory approvals. The amount ultimately funded pursuant to the conditional commitment, and sources of funding, are subject to change as a result of an anticipated capital raise by Athora between signing and closing of the Athora transaction.

An AAM subsidiary and Athene are minority investors in Athora with a long-term strategic relationship. Through its share ownership, the AAM subsidiary has approximately 19.9% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo represent, in the aggregate, approximately 15.1% of the total voting power in Athora. See note 15 to the condensed consolidated financial statements for additional details on AAM’s and Athene’s conditional commitments to Athora.

Fund Escrow

As of June 30, 2025, the remaining investments and escrow cash of Fund VIII was valued at 83% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Athene has access to additional liquidity through its AHL credit facility and AHL liquidity facility. The AHL credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility. The AHL credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of June 30, 2025. Athene entered into a new AHL liquidity facility on June 27, 2025, which replaced its previous agreement dated as of June 28, 2024. The AHL liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility has a commitment termination date of June 26, 2026, subject to additional 364-day extensions, and was undrawn as of June 30, 2025. Athene also has access to $2.0 billion of committed repurchase facilities. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and MVAs, which are intended to protect it from early withdrawals. As of June 30, 2025 and December 31, 2024, approximately 84% and 82%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2025 and December 31, 2024, approximately 68% and 66%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of June 30, 2025, approximately 36% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 52% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of June 30, 2025 and December 31, 2024, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2025 and December 31, 2024, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $21.0 billion and $15.6 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2025, Athene’s total maximum borrowing capacity under the FHLB facilities was limited to $58.6 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of June 30, 2025, Athene had the ability to draw up to an estimated $25.4 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of June 30, 2025 and December 31, 2024, the payables for repurchase agreements were $3.5 billion and $5.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.7 billion and $5.9 billion, respectively. As of June 30, 2025, payables for repurchase agreements, based on original issuance, were comprised of $790 million of short-term and $2.7 billion of long-term repurchase agreements. As of December 31, 2024, payables for repurchase agreements, based on original issuance, were comprised of $3.0 billion of short-term and $2.7 billion of long-term repurchase agreements.

Dividends from Insurance Subsidiaries

AHL is a holding company whose primary liquidity needs include the cash-flow requirements relating to its corporate activities, including its day-to-day operations, debt servicing, preferred and common stock dividend payments and strategic transactions, such as acquisitions. The primary sources of AHL’s cash flow are dividends from its subsidiaries, capital market issuances and inter-company borrowings, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations.

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

Other Sources of Funding

Athene may seek to secure additional funding at the AHL level by means other than dividends from subsidiaries, such as by drawing on its undrawn $1.25 billion AHL credit facility, drawing on its undrawn $2.6 billion AHL liquidity facility or by pursuing future issuances of debt or preferred stock to third-party investors. The AHL credit facility contains various standard covenants with which Athene must comply, including maintaining a consolidated debt-to-capitalization ratio of not greater than 35%, maintaining a minimum consolidated net worth of no less than $14.8 billion and restrictions on the ability to incur liens, with certain exceptions. Rates, ratios and terms are as defined in the AHL credit facility. The AHL liquidity facility also contains various standard covenants with which Athene must comply, including maintaining an AARe minimum consolidated net worth of no less than $23.2 billion and restrictions on the ability to incur liens, with certain exceptions. Rates and terms are as defined in the AHL liquidity facility.

Future Debt Obligations

Athene had long-term debt of $7.9 billion as of June 30, 2025, which includes notes with maturities in 2028, 2030, 2031, 2033, 2034, 2051, 2052, 2054, 2055 and 2064. See note 11 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

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

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of June 30, 2025:

(In millions)	2025	2026 - 2027	2028 - 2029	2030 and Thereafter	Total
Asset Management
Operating lease obligations[1]	$41	$170	$170	$561	$942
Other long-term obligations[2]	26	6	—	—	32
AGM credit facility[3]	1	2	2	—	5
Debt obligations[3]	117	934	1,071	6,446	8,568
	185	1,112	1,243	7,007	9,547
Retirement Services
Interest sensitive contract liabilities	16,500	65,310	86,632	123,796	292,238
Future policy benefits	1,569	5,938	5,397	36,496	49,400
Market risk benefits	—	—	—	6,651	6,651
Other policy claims and benefits	108	—	—	—	108
Dividends payable to policyholders	4	16	13	56	89
Debt obligations[3]	220	879	1,818	14,575	17,492
Securities to repurchase[4]	872	1,822	492	797	3,983
	19,273	73,965	94,352	182,371	369,961
Obligations	$19,458	$75,077	$95,595	$189,378	$379,508

[1] Operating lease obligations excludes $148 million of other operating expenses associated with operating leases.
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

[4] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the June 30, 2025 interest rate.

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

Supplemental Guarantor Financial Information

The 2033 Senior Notes and the 2054 Senior Notes issued by AGM are each guaranteed on a senior, unsecured basis, and the 2053 Subordinated Notes and the 2054 Subordinated Notes issued by AGM are guaranteed on a junior, unsecured basis, by AAM, together with certain Apollo intermediary holding companies (collectively, the “Guarantors”). The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest (i) on the 2033 Senior Notes and the 2054 Senior Notes on a senior, unsecured basis and (ii) on the 2053 Subordinated Notes and the 2054 Subordinated Notes on a subordinated, unsecured basis. See note 11 of the condensed consolidated financial statements for further discussion on these debt obligations.

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

(In millions)	June 30, 2025	December 31, 2024
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$2,143	$2,545
Non-current assets	8,832	8,897
Due from related parties, excluding non-guarantor subsidiaries	787	598
Current liabilities, less payables to non-guarantor subsidiaries	894	521
Non-current liabilities	7,385	7,122
Due to related parties, excluding non-guarantor subsidiaries	355	305
Non-controlling interests	15	11

Six Months Ended June 30,
(In millions)	2025
Summarized Statements of Operations
Revenues	$1,939
Net income (loss)	(293)
Net income (loss) attributable to obligor group	(346)

The following are transactions of the obligor group with non-guarantor subsidiaries.

(In millions)	June 30, 2025	December 31, 2024
Due from non-guarantor subsidiaries	$724	$160
Due to non-guarantor subsidiaries	1,182	1,193

		Six Months Ended June 30,
(In millions)		2025
Intercompany revenue		719
Intercompany expense		268

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 14, 2025, the Company issued 15,974 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 2,400 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended June 30, 2025.

Period	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[1]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
April 1, 2025 through April 30, 2025
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	160		160
Total	160	$149.27	160	$1,050,330,659
May 1, 2025 through May 31, 2025
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	112,051		112,051
Total	112,051	$139.72	112,051	$1,034,674,472
June 1, 2025 through June 30, 2025
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Total	—	$—	—	$1,034,674,472
Total
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	112,211		112,211
Total	112,211		112,211

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AGM adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.10	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*10.1	Form of Lead Independent Director Engagement Letter.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and June 30, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and June 30, 2024, (iv) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2025 and June 30, 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Apollo Global Management, Inc.
(Registrant)

Date: August 7, 2025	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)