Form 10-Q
period 2025-09-30
Apollo Global Management, Inc.
filed 2025-11-10
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025 OR

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

As of November 5, 2025, there were 580,422,573 shares of the registrant’s common stock outstanding.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc. prior to the Mergers.)
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord+ II	Apollo Accord+ II Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles

Accord VI	Apollo Accord Fund VI, L.P., together with its parallel funds and alternative investment vehicles
Accord Funds	Accord I, Accord II, Accord III, Accord III B, Accord IV, Accord V and Accord VI
Accord+ Funds	Accord+ and Accord+ II
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP II	Apollo/Athene Dedicated Investment Program II, L.P., a fund managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
Adjusted Net Income Shares Outstanding, or ANI Shares Outstanding	Consists of total shares of common stock outstanding, RSUs that participate in dividends, and shares of common stock assumed to be issuable upon the conversion of the shares of Mandatory Convertible Preferred Stock
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC
AFS	Available-for-sale
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AIOF III	Apollo Infrastructure Opportunities Fund III, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds and certain VIEs, adjusted for reinsurance impacts and to include Athene's proportionate share of ACRA alternative investments based on its economic ownership
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Units	Units of the Apollo Operating Group
Apollo DAF	The donor-advised fund established by Apollo
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
Apollo TRA	The tax receivable agreement entered into by and among APO Corp., the Former Managing Partners, the Contributing Partners, and other parties thereto
ARI	Apollo Commercial Real Estate Finance, Inc.
ARIS	Apollo Realty Income Solutions, Inc.

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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
Athene	Athene Holding Ltd. (“Athene Holding” or “AHL”, together with its subsidiaries, “Athene”), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary ISG, provides asset management and advisory services.
Athora	Athora Holding, Ltd. (“Athora Holding”, together with its subsidiaries, “Athora”), a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). Apollo, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.
Atlas	An equity investment of AAA and refers to certain subsidiaries of Atlas Securitized Products Holdings LP
AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
AUSA	Athene USA Corporation
Bermuda capital	The capital of Athene's non-U.S. reinsurance subsidiaries as reported in the Bermuda statutory financial statements and applying U.S. statutory accounting principles for policyholder reserve liabilities which are subjected to U.S. cash flow testing requirements, excluding certain items that do not exist under Athene's applicable Bermuda requirements, such as interest maintenance reserves. There are certain Bermuda statutory accounting differences, primarily (1) marking to market of inception date investment gains or losses relating to reinsurance transactions and (2) admission of certain deferred tax assets, that may from time to time result in material differences from the calculation of statutory capital under U.S. statutory accounting principles.
Bermuda RBC	The risk-based capital ratio of Athene’s non-U.S. reinsurance subsidiaries calculated using Bermuda capital and applying NAIC risk-based capital factors on an aggregate basis, excluding U.S. subsidiaries which are included within Athene’s U.S. RBC Ratio.
BMA	Bermuda Monetary Authority
Bridge	Bridge Investment Group Holdings Inc.
Bridge Funds	Funds, vehicles and accounts managed by subsidiaries of Bridge
Bridge TRA	The tax receivable agreement with certain equity holders of Bridge

Capital solutions fees and other, net
Primarily includes transaction fees earned by Apollo Capital Solutions (“ACS”) related to underwriting, structuring, arrangement and placement of debt and equity securities, and syndication for funds managed by Apollo, portfolio companies of funds managed by Apollo, and third parties. Capital solutions fees and other, net also includes advisory fees for the ongoing monitoring of portfolio operations, directors' fees, as well as fees and earnings related to property management activities. These fees also include certain offsetting amounts, including reductions in management fees related to a percentage of these fees recognized (“management fee offset”), and other additional revenue sharing arrangements, including with certain subsidiaries and other affiliates.

CDO	Collateralized debt obligation
CIBC	Canadian Imperial Bank of Commerce
Class A shares	Class A common stock, $0.00001 par value per share, of AAM prior to the Mergers.
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned AOG units.
Consolidated RBC	The consolidated risk-based capital ratio of Athene’s non-U.S. reinsurance and U.S. insurance subsidiaries calculated by aggregating U.S. RBC and Bermuda RBC.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to Athene's fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the non-controlling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. Athene includes the costs related to business added through assumed reinsurance transactions but excludes the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Credit Strategies	Apollo Credit Strategies Master Fund Ltd., together with its feeder funds
CS	Credit Suisse AG
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
DSI	Deferred sales inducement
EPF Funds	Apollo European Principal Finance Fund, L.P., Apollo European Principal Finance Fund II (Dollar A), L.P., EPF III, and EPF IV, together with their parallel funds and alternative investment vehicles
EPF III	Apollo European Principal Finance Fund III (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
EPF IV	Apollo European Principal Finance Fund IV (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FASB	Financial Accounting Standards Board
FCI Funds	Financial Credit Investment I, L.P., Financial Credit Investment II, L.P., together with its feeder funds, Financial Credit Investment Fund III L.P., and Financial Credit Investment IV, L.P., together with its feeder funds
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.

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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2025 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on September 30, 2025 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
HVF III	Apollo Hybrid Value Fund III, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the credit and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits

Mergers	Completion of the previously announced merger transactions pursuant to the Merger Agreement
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap FinCo	MidCap FinCo LLC, together with its subsidiaries
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the condensed consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the investments supporting assumed funds withheld and modco agreements and excludes the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the non-controlling interests.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the non-controlling interests, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	Represent Athene's policyholder liability obligations net of reinsurance and used to analyze the costs of its liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the non-controlling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.

Non-Fee-Generating AUM	AUM that does not produce management fees or monitoring fees. This measure generally includes the following:
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

U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. RBC	The CAL RBC ratio for AAIA, Athene's U.S. insurance company
U.S. Treasury	United States Department of the Treasury
Unlocking	Assumption unlocking is the annual process of revising current assumptions that impact the projection of benefits to align with recent experience. This may result in an immediate impact that may be favorable, resulting in a reduction in reserves or an increase in VOBA, or unfavorable, resulting in an increase in reserves or a decrease in VOBA.
Unrealized Value	The fair value consistent with valuations determined in accordance with GAAP, for investments not yet realized and may include payments in kind, accrued interest and dividends receivable, if any, and before the effect of certain taxes. In addition, amounts include committed and funded amounts for certain investments.
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
VIE	Variable interest entity
Vintage Year	The year in which a fund’s final capital raise occurred, or, for certain funds, the year of a fund’s effective date or the year in which a fund’s investment period commences pursuant to its governing agreements.
VOBA	Value of business acquired
VOE	Voting interest entity
WACC	Weighted average cost of capital

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of September 30, 2025	As of December 31, 2024
Assets
Asset Management
Cash and cash equivalents	$2,768	$2,692
Restricted cash and cash equivalents	19	3
Investments	6,288	6,086
Assets of consolidated variable interest entities
Cash and cash equivalents	448	158
Investments	4,646	2,806
Due from related parties	21	—
Other assets	114	84
Due from related parties	871	584
Goodwill	1,828	264
Other assets	3,466	2,579
	20,469	15,256
Retirement Services
Cash and cash equivalents	14,183	12,733
Restricted cash and cash equivalents	2,767	943
Investments	312,358	262,283
Investments in related parties	33,640	28,884
Assets of consolidated variable interest entities
Cash and cash equivalents	1,016	583
Investments	26,886	23,424
Other assets	293	565
Reinsurance recoverable	9,948	8,194
Deferred acquisition costs, deferred sales inducements and value of business acquired	8,370	7,173
Goodwill	4,072	4,063
Other assets	15,541	13,794
	429,074	362,639
Total Assets	$449,543	$377,895

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	As of September 30, 2025	As of December 31, 2024
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$4,326	$3,616
Due to related parties	1,169	710
Debt	4,775	4,279
Liabilities of consolidated variable interest entities
Accounts payable, accrued expenses, and other liabilities	3,104	1,363
	13,374	9,968
Retirement Services
Interest sensitive contract liabilities	309,737	253,637
Future policy benefits	49,006	49,902
Market risk benefits	4,835	4,028
Debt	7,856	6,309
Payables for collateral on derivatives and securities to repurchase	9,066	11,652
Other liabilities	14,180	9,784
Liabilities of consolidated variable interest entities
Other liabilities	1,692	1,635
	396,372	336,947
Total Liabilities	409,746	346,915
Commitments and Contingencies (note 17)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	16
Equity
Mandatory Convertible Preferred Stock, 28,749,665 and 28,749,765 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,398	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 580,389,090 and 565,738,933 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	16,925	15,327
Retained earnings (accumulated deficit)	7,306	6,022
Accumulated other comprehensive income (loss)	(2,492)	(5,494)
Total Apollo Global Management, Inc. Stockholders’ Equity	23,137	17,253
Non-controlling interests	16,660	13,711
Total Equity	39,797	30,964
Total Liabilities, Redeemable non-controlling interests and Equity	$449,543	$377,895

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues
Asset Management
Management fees	$606	$476	$1,697	$1,376
Advisory and transaction fees, net	378	181	850	617
Investment income (loss)	444	230	936	910
Incentive fees	51	35	149	108
Property management, development and other fees	8	—	8	—
	1,487	922	3,640	3,011
Retirement Services
Premiums	117	389	351	1,163
Product charges	292	267	831	756
Net investment income	5,013	4,101	14,130	11,481
Investment related gains (losses)	2,254	1,539	1,421	3,082
Revenues of consolidated variable interest entities	654	552	1,796	1,329
Other revenues	6	3	16	9
	8,336	6,851	18,545	17,820
Total Revenues	9,823	7,773	22,185	20,831
Expenses
Asset Management
Compensation and benefits	761	605	2,108	1,876
Interest expense	64	55	184	159
General, administrative and other	409	326	1,087	885
	1,234	986	3,379	2,920
Retirement Services
Interest sensitive contract benefits	4,164	2,599	9,086	7,307
Future policy and other policy benefits	613	793	1,681	2,431
Market risk benefits remeasurement (gains) losses	131	524	405	354
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	355	244	914	678
Policy and other operating expenses	573	670	1,665	1,601
	5,836	4,830	13,751	12,371
Total Expenses	7,070	5,816	17,130	15,291
Other income (loss) – Asset Management
Net gains (losses) from investment activities	78	15	(208)	33
Net gains (losses) from investment activities of consolidated variable interest entities	35	44	250	70
Other income (loss), net	33	70	(172)	68
Total Other income (loss)	146	129	(130)	171
Income (loss) before income tax (provision) benefit	2,899	2,086	4,925	5,711
Income tax (provision) benefit	(438)	(317)	(684)	(1,000)
Net income (loss)	2,461	1,769	4,241	4,711
Net (income) loss attributable to non-controlling interests	(725)	(958)	(1,433)	(1,620)
Net income (loss) attributable to Apollo Global Management, Inc.	1,736	811	2,808	3,091
Preferred stock dividends	(24)	(24)	(73)	(73)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$1,712	$787	$2,735	$3,018

Earnings (loss) per share
Net income (loss) attributable to common stockholders – Basic	$2.82	$1.30	$4.51	$4.96
Net income (loss) attributable to common stockholders – Diluted	$2.78	$1.29	$4.47	$4.94
Weighted average shares outstanding – Basic	589.4	585.4	587.8	586.9
Weighted average shares outstanding – Diluted	607.8	588.5	592.2	589.9

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$2,461	$1,769	4,241	$4,711
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	2,050	5,477	4,948	3,760
Unrealized gains (losses) on hedging instruments	67	221	288	229
Remeasurement gains (losses) on future policy benefits related to discount rate	(235)	(2,263)	(808)	(832)
Remeasurement gains (losses) on market risk benefits related to credit risk	(113)	(93)	(132)	(87)
Foreign currency translation and other adjustments	(40)	61	184	22
Other comprehensive income (loss), before tax	1,729	3,403	4,480	3,092
Income tax expense (benefit) related to other comprehensive income (loss)	356	682	895	634
Other comprehensive income (loss)	1,373	2,721	3,585	2,458
Comprehensive income (loss)	3,834	4,490	7,826	7,169
Comprehensive (income) loss attributable to non-controlling interests	(897)	(1,332)	(2,016)	(1,976)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$2,937	$3,158	$5,810	$5,193

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and nine months ended September 30, 2024
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at July 1, 2024	569,535,344	$1,398	$15,319	$4,376	$(5,820)	$15,273	$13,127	$28,400
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	10	10
Other changes in equity of non-controlling interests	—	—	—	—	—	—	2	2
Accretion of redeemable non-controlling interests	—	—	(1)	—	—	(1)	—	(1)
Capital increase related to equity-based compensation	—	—	126	—	—	126	—	126
Capital contributions	—	—	—	—	—	—	479	479
Dividends/distributions	—	(24)	—	(277)	—	(301)	(1,293)	(1,594)
Payments related to issuances of common stock for equity-based awards	552,583	—	13	(21)	—	(8)	—	(8)
Repurchase of common stock	(4,280,000)	—	(457)	—	—	(457)	—	(457)
Stock option exercises	8,529	—	1	—	—	1	—	1
Subsidiary issuance of equity interests	—	—	72	—	—	72	6	78
Net income (loss)	—	24	—	787	—	811	958	1,769
Other comprehensive income (loss)	—	—	—	—	2,347	2,347	374	2,721
Balance at September 30, 2024	565,816,456	$1,398	$15,073	$4,865	$(3,473)	$17,863	$13,663	$31,526

Balance at January 1, 2024	567,762,932	$1,398	$15,249	$2,972	$(5,575)	$14,044	$11,189	$25,233
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(40)	(40)
Other changes in equity of non-controlling interests	—	—	—	—	—	—	5	5
Issuance of common stock related to equity transactions	742,742	—	84	—	—	84	—	84
Accretion of redeemable non-controlling interests	—	—	(2)	—	—	(2)	—	(2)
Capital increase related to equity-based compensation	—	—	425	—	—	425	—	425
Capital contributions	—	—	—	—	—	—	2,481	2,481
Dividends/distributions	—	(73)	—	(815)	—	(888)	(1,954)	(2,842)
Payments related to issuances of common stock for equity-based awards	4,260,056	—	24	(310)	—	(286)	—	(286)
Repurchase of common stock	(7,267,000)	—	(792)	—	—	(792)	—	(792)
Stock option exercises	317,726	—	13	—	—	13	—	13
Subsidiary issuance of equity interests	—	—	72	—	—	72	6	78
Net income (loss)	—	73	—	3,018	—	3,091	1,620	4,711
Other comprehensive income (loss)	—	—	—	—	2,102	2,102	356	2,458
Balance at September 30, 2024	565,816,456	$1,398	$15,073	$4,865	$(3,473)	$17,863	$13,663	$31,526

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and nine months ended September 30, 2025
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at July 1, 2025	572,024,038	$1,398	$15,697	$5,919	$(3,693)	$19,321	$14,540	$33,861
Acquisition of Bridge	9,736,433		1,355			1,355	489	1,844
Other changes in equity of non-controlling interests	—	—	—	—	—	—	26	26
Capital increase related to equity-based compensation	—	—	193	—	—	193	—	193
Capital contributions	—	—		—	—	—	1,004	1,004
Dividends/distributions	—	(24)	—	(306)	—	(330)	(296)	(626)
Payments related to issuances of common stock for equity-based awards	1,017,675	—	17	(19)	—	(2)	—	(2)
Repurchase of common stock	(2,458,000)	—	(340)	—	—	(340)	—	(340)
Stock option and warrant exercises	68,944	—	3	—	—	3	—	3
Net income (loss)	—	24	—	1,712	—	1,736	725	2,461
Other comprehensive income (loss)	—	—	—	—	1,201	1,201	172	1,373
Balance at September 30, 2025	580,389,090	$1,398	$16,925	$7,306	$(2,492)	$23,137	$16,660	$39,797

Balance at January 1, 2025	565,738,933	$1,398	$15,327	$6,022	$(5,494)	$17,253	$13,711	$30,964
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(442)	(442)
Issuance of warrants	—	—	54	—	—	54	—	54
Acquisition of Bridge	9,736,433	—	1,355	—	—	1,355	489	1,844
Other changes in equity of non-controlling interests	—	—	—	—	—	—	12	12
Issuance of common stock related to equity transactions	540,177	—	—	—	—	—	—	—
Accretion of redeemable non-controlling interests	—	—	5	—	—	5	—	5
Issuance of common stock to donor-advised fund	1,213,003	—	200	—	—	200	—	200
Capital increase related to equity-based compensation	—	—	466	—	—	466	—	466
Capital contributions	—	—		—	—	—	2,219	2,219
Dividends/distributions	—	(73)	—	(890)	—	(963)	(1,345)	(2,308)
Payments related to issuances of common stock for equity-based awards	5,522,764	—	35	(561)	—	(526)	—	(526)
Repurchase of common stock	(3,850,000)	—	(533)	—	—	(533)	—	(533)
Stock option and warrant exercises	1,487,780	—	16	—	—	16	—	16
Net income (loss)	—	73	—	2,735	—	2,808	1,433	4,241
Other comprehensive income (loss)	—	—	—	—	3,002	3,002	583	3,585
Balance at September 30, 2025	580,389,090	$1,398	$16,925	$7,306	$(2,492)	$23,137	$16,660	$39,797

(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$4,241	$4,711
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	523	478
Net investment income	(1,119)	(1,010)
Net recognized (gains) losses on investments and derivatives	(2,754)	(3,607)
Depreciation and amortization	1,040	779
Net amortization (accretion) of net investment premiums, discount and other	(135)	(47)
Policy acquisition costs deferred	(1,493)	(1,191)
Other non-cash amounts included in net income (loss), net	357	210
Changes in consolidation	(23)	248
Changes in operating assets and liabilities:
Purchases of investments by funds and VIEs	(4,554)	(4,836)
Proceeds from sale of investments by funds and VIEs	2,498	4,738
Interest sensitive contract liabilities	5,867	4,948
Future policy benefits, market risk benefits and reinsurance recoverable	(1,521)	(1,135)
Other assets and liabilities, net	(350)	(1,029)
Net cash provided by operating activities	$2,577	$3,257
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	$(5,991)	$(3,402)
Purchases of available-for-sale securities	(70,985)	(63,058)
Purchases of mortgage loans	(25,977)	(19,319)
Purchases of investment funds	(2,434)	(1,895)
Purchases of U.S. Treasury securities	(451)	—
Purchases of derivatives instruments and other investments	(4,973)	(2,845)
Sales, maturities and repayments of investments and distributions from equity method investments	61,369	45,089
Acquisition of subsidiaries, net of cash acquired	99	—
Other investing activities, net	(411)	(121)
Net cash used in investing activities	$(49,754)	$(45,551)
Cash Flows from Financing Activities
Issuance of debt	$4,702	$6,124
Repayment of debt	(2,199)	(4,494)
Repurchase of common stock	(533)	(788)
Common stock dividends	(890)	(815)
Preferred stock dividends	(73)	(73)
Distributions paid to non-controlling interests	(1,315)	(859)
Contributions from non-controlling interests	2,197	2,476
Deposits on investment-type policies and contracts	69,269	57,013
Withdrawals on investment-type policies and contracts	(16,821)	(16,054)
Net change in cash collateral posted for derivative transactions and securities to repurchase	(2,586)	416
Other financing activities, net	(498)	(719)
Net cash provided by financing activities	$51,253	$42,227
Effect of exchange rate changes on cash and cash equivalents	13	3
Net increase (decrease) in cash and cash equivalents, restricted cash and cash held at consolidated variable interest entities	4,089	(64)
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, beginning of period	17,112	17,691
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, end of period	$21,201	$17,627

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$527	$639
Cash paid for interest	804	611
Non-cash transactions
Non-cash investing activities
Asset Management and Other
Purchase of investments	61	3
Retirement Services
Investments received from settlements on reinsurance agreements	—	48
Investments received from pension group annuity premiums	—	521
Non-cash financing activities
Asset Management and Other
Capital increases related to equity-based compensation	407	393
Issuance of warrants	54	—
Issuance of restricted shares	35	24
Issuance of common stock related to equity transactions	—	12
Subsidiary issuance of equity interest	—	72
Issuance of common stock to donor-advise fund	200	—
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	(1,388)	(3,152)
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	4,402	6,092
Distribution of investments to non-controlling interests of consolidated VIEs	—	1,107
Supplemental Disclosure of Cash Flow Information of Consolidated VIEs
Cash Flows from Operating Activities
Purchases of investments - Asset Management	(4,554)	(4,836)
Proceeds from sale of investments - Asset Management	2,498	4,738
Cash Flows from Investing Activities
Purchases of investments - Retirement Services	(4,348)	(2,346)
Proceeds from sale of investments - Retirement Services	2,897	334
Cash Flows from Financing Activities
Issuance of debt	2,611	4,035
Principal repayment of debt	(1,729)	(3,922)
Distributions paid to non-controlling interests	(325)	(73)
Contributions from non-controlling interests	1,901	1,646
Other financing activities, net	(88)	—
Changes in Consolidation
Investments, at fair value	(549)	148
Other assets	(14)	19
Debt, at fair value	—	(223)
Notes payable	—	20
Other liabilities	88	(169)
Non-controlling interest	442	41
Equity	56	(84)

		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2025	2024
Reconciliation of cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities to the condensed consolidated Statements of Financial Condition:

Cash and cash equivalents	$16,951	$16,253
Restricted cash and cash equivalents	2,786	967
Cash and cash equivalents held at consolidated variable interest entities	1,464	407
Total cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	$21,201	$17,627

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

Acquisition of Bridge

On September 2, 2025 (the “Acquisition Date”), Apollo completed the previously announced acquisition of Bridge Investment Group Holdings Inc. (“Bridge”) in an all-stock transaction. As a result, Bridge became a consolidated subsidiary of AAM. Bridge’s results are included in the condensed consolidated financial statements commencing from the Acquisition Date.

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

Deferred Revenue

Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the condensed consolidated statements of financial condition. There was $97 million of revenue recognized during the nine months ended September 30, 2025 that was previously deferred as of January 1, 2025.

Property Management, Development and Other Fees

Apollo provides property management services through Bridge. Apollo earns property management fees over time as the related services are provided under the terms of the respective property management agreements. Apollo also earns leasing commission revenue associated with the leasing of commercial assets, which is recognized upon the execution of the applicable lease agreements, and records development fees as the services are provided under the terms of the applicable development

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
agreements. Other fees are primarily composed of interest on catch-up management fees, fees related to accounting, in-house legal and tax professional services.

Recently Issued Accounting Pronouncements

Income Taxes—Improvements to Income Tax Disclosures (Accounting Standards Update (ASU) 2023-09)

In December 2023, the FASB made amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant.

The guidance is mandatorily effective for the Company for annual periods beginning in 2025. The Company will adopt the new standard with updated financial statement disclosures in its annual report for the year ended December 31, 2025.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASU 2024-03)

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

Intangibles – Goodwill and Other – Internal-Use Software (ASU 2025-06)

In September 2025, the FASB issued guidance providing targeted improvements to the accounting for internal-use software. The ASU simplifies accounting for internal-use software by eliminating references to specific development project stages and clarifies the threshold entities should apply to begin capitalizing costs.

The guidance is mandatorily effective for the Company for fiscal years beginning after December 15, 2027, including interim periods therein; early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

Derivatives and Hedging and Revenue from Contracts with Customers (ASU 2025-07)

In September 2025, the FASB issued amendments to refine the scope of derivatives in Topic 815 by excluding certain non-exchange-traded contracts for which settlement is based on operations or activities specific to a party, unless settlement

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
involves a market-based variable or a financial instrument. The updates also clarify that share-based non-cash consideration from a customer in a revenue contract should be accounted for under Topic 606 until the entity’s right to receive or retain the consideration becomes unconditional.

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

Intangibles – Goodwill and Other – Crypto Assets: Accounting for and Disclosure of Crypto Assets (ASU 2023-08)

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

Compensation – Stock Compensation (ASU 2024-01)

In March 2024, the FASB issued guidance in ASU 2024-01 that clarifies how an entity determines whether it is required to account for profits interest awards (and similar awards) in accordance with Accounting Standards Codification (ASC) 718 or other guidance. The ASU provides specific examples on when a profits interest award should be accounted for as a share-based payment arrangement under ASC 718 or in a manner similar to a cash bonus or profit-sharing arrangement under ASC 710 or other ASC topics.

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

The Company adopted the guidance for the annual reporting period ended December 31, 2024, and in interim periods beginning January 1, 2025. Refer to Note 18, Segments, for the expanded disclosures.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. Business Combination

On September 2, 2025, Apollo completed the previously announced acquisition of Bridge in an all-stock transaction. As a result, Bridge became a consolidated subsidiary of AAM.

Under the terms of the agreement governing the Bridge acquisition, each share of Bridge Class A common stock and each Bridge Investment Group Holdings LLC (“Bridge LLC”) Class A common unit was converted into 0.07081 shares of common stock of AGM and cash paid in lieu of fractional shares. Additionally, each share of Bridge Class B common stock was converted into 0.00006 shares of common stock of AGM and cash paid in lieu of fractional shares. The purchase price was as follows:

(In millions, except share price data and exchange ratio)
Bridge Class A common stock purchased	55.8
Bridge Class B common stock purchased	62.7
Bridge LLC Class A common units purchased	76.7
Exchange ratio for Class A common stock and Class A common units	0.07081
Exchange ratio for Class B common stock	0.00006
Shares of AGM common stock issued in exchange	9.4
AGM common stock closing price	$136.23
Value of AGM common stock issued in exchange	$1,279
Fair value of estimated equity instruments assumed[1]	28
Purchase of certain non-controlling interests	48
Total consideration	1,355
Non-controlling interest	489
Total Bridge equity value	$1,844

[1] All outstanding Bridge equity awards were converted into AGM equity awards, of which $28 million was included as part of the consideration for the portion that was attributable to pre-combination services and $81 million will be treated as post-combination compensation expense over the applicable service period.

The consideration transferred is subject to customary post-closing adjustments, which could affect the preliminary goodwill recognized. The Bridge acquisition was accounted for as a business combination. The consideration was allocated to Bridge’s assets acquired and liabilities assumed based on estimates of their fair values as of the Acquisition Date.

Adjustments to provisional amounts, if any, will be recognized in the period in which they are identified and reflected as if the accounting had been completed at the Acquisition Date. The effect on earnings of changes in amortization or other income effects, if any, as a result of any change to the provisional amounts, will be recorded in the financial statements for the period in which such change occurs, calculated as if the accounting had been completed at the Acquisition Date. The purchase price allocation is expected to be finalized as soon as practicable, but no later than one year from the Acquisition Date.

Goodwill of $1.6 billion was recognized within the Asset Management segment and is primarily attributable to the assembled workforce, enhanced origination capabilities and the scale and synergies that can be achieved subsequent to the Bridge acquisition. A majority of the goodwill recognized is expected to be deductible for tax purposes.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Acquisition Date:

(In millions)	Fair Value and Goodwill Calculation
Total consideration	$1,355

Total Value to Allocate
Cash and cash equivalents	83
Restricted cash and cash equivalents	16
Investments	519
Due from related parties	64
Other assets	718
Estimated fair value of total assets acquired, excluding goodwill	1,400
Accounts payable, accrued expenses, and other liabilities	280
Due to related parties	370
Debt	470
Estimated fair value of total liabilities assumed	1,120
Estimated fair value of net assets acquired, excluding goodwill	280
Non-controlling interests	489
Estimated fair value of net assets acquired less non-controlling interests, excluding goodwill	(209)
Goodwill attributable to the Bridge acquisition	$1,564

Included within the above are provisional amounts based on the availability of data as of the date these condensed consolidated financial statements were issued for certain investments, deferred tax liabilities included within accounts payable, accrued expenses, and other liabilities and the Bridge TRA within due to related parties. Adjustments to provisional amounts will be made as described above.

The Company performed a valuation of the acquired investments and identifiable intangibles using methodologies consistent with those described in note 2 of the consolidated financial statements included in the 2024 Annual Report and note 7 herein.

Identifiable intangible assets

The identifiable intangible assets are included in other assets on the condensed consolidated statements of financial condition and summarized as follows:

Management Contracts	Trade Name
These assets are valued using the multi-period excess earnings method, which derives value based on the present value of the cash flow attributable to the management contracts, less returns for contributory assets. Amortization of these assets is on a straight-line basis.	This represents the Bridge trade name and was valued using the relief-from-royalty method considering publicly available third-party trade name royalty rates as well as expected premiums generated by the use of the trade name over its anticipated life. Amortization of this asset is on a straight-line basis.

The fair value and weighted average estimated useful lives of the identifiable intangible assets acquired in the Bridge acquisition consist of the following:

	Fair value (in millions)	Average useful life (in years)
Management Contracts	$605	11
Trade Name	20	8
Total	$625

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of the Acquisition Date, Bridge’s financial results are reflected in these condensed consolidated financial statements. Bridge’s revenues of $23 million and net income (loss) of $(41) million are included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively. Transaction costs of $27 million and $44 million were incurred during the three and nine months ended September 30, 2025, respectively, and are included in general, administrative and other on the condensed consolidated statements of operations.

Pro Forma Financial Information

Unaudited pro forma financial information for the three and nine months ended September 30, 2025 and 2024 are presented below. Pro forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the Bridge acquisition and assumes it occurred as of January 1, 2024. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisition been completed as of January 1, 2024.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Total Revenues	$9,883	$7,889	$22,441	$21,141
Net income attributable to Apollo Global Management, Inc.	1,704	805	2,755	3,019

Amounts above reflect certain pro forma adjustments that were directly attributable to the Bridge acquisition. These adjustments include the following:

•the elimination of historical amortization of Bridge’s intangibles and the additional amortization of intangibles measured at fair value as of the Acquisition Date;
•adjustments reflecting the purchase of all Bridge LLC Class A common units and certain other non-controlling interests in subsidiaries; and
•adjustments reflecting the transaction costs.

4. Investments

The following table outlines the Company’s investments:

(In millions)	September 30, 2025	December 31, 2024
Asset Management
Investments, at fair value	$1,752	$1,384
Equity method investments	1,275	1,082
Performance allocations	3,249	3,262
Other investments	12	358
Total Investments – Asset Management	6,288	6,086
Retirement Services
AFS securities, at fair value	218,684	184,167
Trading securities, at fair value	5,763	2,156
Equity securities, at fair value	1,307	1,524
Mortgage loans, at fair value	83,266	64,536
Investment funds	2,246	1,960
Policy loans	304	318
Funds withheld at interest	20,816	23,916
Derivative assets	8,884	8,154
Short-term investments	205	1,190
Other investments	4,523	3,246
Total Investments, including related parties – Retirement Services	345,998	291,167
Total Investments	$352,286	$297,253

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Realized gains (losses) on sales of investments, net	$(4)	$1	$(10)	$1
Net change in unrealized gains (losses) due to changes in fair value	82	14	(198)	32
Net gains (losses) from investment activities	$78	$15	$(208)	$33

Performance Allocations

Performance allocations receivable and those of consolidated VIEs are recorded within investments and investments of consolidated VIEs, respectively, in the condensed consolidated statements of financial condition. The following table presents the performance allocations and performance allocations of consolidated VIEs:

(In millions)	September 30, 2025	December 31, 2024
Performance allocations	$3,249	$3,262
Performance allocations – investments of consolidated VIEs	346	12
Total performance allocations	$3,595	$3,274

The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Total performance allocations, January 1, 2025	$3,274
Change in fair value of funds and other[1]	1,166
Fund distributions to the Company	(845)
Total performance allocations, September 30, 2025	$3,595
[1] Other includes $320 million of performance allocations related to the Bridge acquisition during the third quarter of 2025.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	September 30, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$14,459	$—	$141	$(1,100)	$13,500
U.S. state, municipal and political subdivisions	1,043	—	—	(211)	832
Foreign governments	2,244	—	40	(544)	1,740
Corporate	101,132	(151)	1,530	(9,001)	93,510
CLO	29,252	—	781	(81)	29,952
ABS	30,437	(160)	745	(422)	30,600
CMBS	13,607	(67)	126	(347)	13,319
RMBS	10,913	(404)	351	(292)	10,568
Total AFS securities	203,087	(782)	3,714	(11,998)	194,021
AFS securities – related parties
Corporate	2,291	—	27	(18)	2,300
CLO	7,227	—	147	(8)	7,366
ABS	14,973	(1)	48	(184)	14,836
CMBS	162	—	—	(1)	161
Total AFS securities – related parties	24,653	(1)	222	(211)	24,663
Total AFS securities, including related parties	$227,740	$(783)	$3,936	$(12,209)	$218,684

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$8,413	$—	$8	$(1,270)	$7,151
U.S. state, municipal and political subdivisions	1,167	—	—	(246)	921
Foreign governments	2,082	—	—	(514)	1,568
Corporate	95,006	(175)	485	(11,731)	83,585
CLO	29,524	—	266	(608)	29,182
ABS	24,779	(76)	138	(640)	24,201
CMBS	11,158	(60)	75	(432)	10,741
RMBS	8,587	(397)	228	(403)	8,015
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364
AFS securities – related parties
Corporate	2,150	—	18	(31)	2,137
CLO	6,130	—	18	(113)	6,035
ABS	10,899	(1)	21	(288)	10,631
Total AFS securities – related parties	19,179	(1)	57	(432)	18,803
Total AFS securities, including related parties	$199,895	$(709)	$1,257	$(16,276)	$184,167

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	September 30, 2025
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,262	$2,241
Due after one year through five years	23,049	23,141
Due after five years through ten years	27,734	26,909
Due after ten years	65,833	57,291
CLO, ABS, CMBS and RMBS	84,209	84,439
Total AFS securities	203,087	194,021
AFS securities – related parties
Due after one year through five years	1,141	1,155
Due after five years through ten years	821	830
Due after ten years	329	315
CLO, ABS and CMBS	22,362	22,363
Total AFS securities – related parties	24,653	24,663
Total AFS securities, including related parties	$227,740	$218,684

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

Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	September 30, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2,624	$(35)	$3,796	$(1,065)	$6,420	$(1,100)
U.S. state, municipal and political subdivisions	41	(2)	766	(209)	807	(211)
Foreign governments	100	(7)	1,404	(537)	1,504	(544)
Corporate	9,873	(276)	39,948	(8,685)	49,821	(8,961)
CLO	4,859	(14)	1,545	(64)	6,404	(78)
ABS	5,847	(152)	2,624	(210)	8,471	(362)
CMBS	2,100	(42)	1,523	(221)	3,623	(263)
RMBS	340	(5)	1,065	(110)	1,405	(115)
Total AFS securities	25,784	(533)	52,671	(11,101)	78,455	(11,634)
AFS securities – related parties
Corporate	171	(2)	373	(16)	544	(18)
CLO	1,987	(6)	158	(2)	2,145	(8)
ABS	2,306	(7)	2,669	(160)	4,975	(167)
CMBS	59	(1)	8	—	67	(1)
Total AFS securities – related parties	4,523	(16)	3,208	(178)	7,731	(194)
Total AFS securities, including related parties	$30,307	$(549)	$55,879	$(11,279)	$86,186	$(11,828)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$3,010	$(114)	$3,462	$(1,156)	$6,472	$(1,270)
U.S. state, municipal and political subdivisions	67	(3)	842	(243)	909	(246)
Foreign governments	830	(205)	738	(309)	1,568	(514)
Corporate	19,530	(673)	44,051	(10,997)	63,581	(11,670)
CLO	2,675	(48)	2,325	(215)	5,000	(263)
ABS	9,361	(155)	4,070	(309)	13,431	(464)
CMBS	1,868	(56)	1,773	(315)	3,641	(371)
RMBS	825	(13)	1,261	(157)	2,086	(170)
Total AFS securities	38,166	(1,267)	58,522	(13,701)	96,688	(14,968)
AFS securities – related parties
Corporate	471	(4)	365	(26)	836	(30)
CLO	586	(10)	544	(56)	1,130	(66)
ABS	2,533	(43)	3,355	(235)	5,888	(278)
Total AFS securities – related parties	3,590	(57)	4,264	(317)	7,854	(374)
Total AFS securities, including related parties	$41,756	$(1,324)	$62,786	$(14,018)	$104,542	$(15,342)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	September 30, 2025
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	6,278	5,383
AFS securities – related parties	150	72

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. Athene did not recognize the unrealized losses in income, unless as required for hedge accounting, as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended September 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$174	$—	$(22)	$(1)	$151
ABS	130	—	—	30	160
CMBS	62	2	—	3	67
RMBS	394	2	(3)	11	404
Total AFS securities	760	4	(25)	43	782
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$761	$4	$(25)	$43	$783

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2024
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$168	$—	$—	$—	$168
CLO	—	1	—	—	1
ABS	67	13	(14)	8	74
CMBS	57	1	—	(1)	57
RMBS	378	5	(4)	(2)	377
Total AFS securities	670	20	(18)	5	677
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$671	$20	$(18)	$5	$678

	Nine months ended September 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$(22)	$(2)	$151
ABS	76	40	(3)	47	160
CMBS	60	2	—	5	67
RMBS	397	7	(13)	13	404
Total AFS securities	708	49	(38)	63	782
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$49	$(38)	$63	$783

	Nine months ended September 30, 2024
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$48	$(8)	$(1)	$168
CLO	2	1	—	(2)	1
ABS	49	25	(15)	15	74
CMBS	29	27	—	1	57
RMBS	381	10	(14)	—	377
Total AFS securities	590	111	(37)	13	677
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$591	$111	$(37)	$13	$678

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income

Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
AFS securities	$3,022	$2,519	$8,563	$6,996
Trading securities	90	40	198	125
Equity securities	18	19	62	65
Mortgage loans	1,397	1,007	3,782	2,711
Investment funds	35	45	200	35
Funds withheld at interest	232	279	741	1,001
Other	267	217	724	617
Investment revenue	5,061	4,126	14,270	11,550
Investment expenses	(48)	(25)	(140)	(69)
Net investment income	$5,013	$4,101	$14,130	$11,481

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
AFS securities[1]
Gross realized gains on investment activity	$199	$744	$2,431	$936
Gross realized losses on investment activity	(339)	(237)	(716)	(802)
Net realized investment gains (losses) on AFS securities	(140)	507	1,715	134
Net recognized investment gains on trading securities	44	119	385	21
Net recognized investment gains on equity securities	11	38	62	65
Net recognized investment gains on mortgage loans	204	1,139	2,003	874
Derivative gains (losses)	1,633	1,608	(954)	2,486
Provision for credit losses	(19)	(14)	(83)	(114)
Other gains (losses)	521	(1,858)	(1,707)	(384)
Investment related gains (losses)	$2,254	$1,539	$1,421	$3,082

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $9,177 million and $8,539 million for the three months ended September 30, 2025 and 2024, respectively, and $23,987 million and $19,305 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Trading securities	$73	$82	$209	$40
Equity securities	11	38	46	58

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition:

(In millions)	September 30, 2025	December 31, 2024
Less than 30 days	$75	$2,752
30 – 90 days	—	300
91 days to 1 year	—	1,095
Greater than 1 year	2,747	1,569
Payables for repurchase agreements	$2,822	$5,716

The following table summarizes the securities pledged as collateral for repurchase agreements:

	September 30, 2025		December 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$—	$—	$3,253	$2,693
Foreign governments	241	185	159	107
Corporate	1,876	1,690	1,877	1,573
CLO	587	587	587	588
ABS	601	569	596	552
RMBS	—	—	369	365
Total securities pledged under repurchase agreements	$3,305	$3,031	$6,841	$5,878

Reverse Repurchase Agreements

As of September 30, 2025 and December 31, 2024, amounts loaned under reverse repurchase agreements were $183 million and $935 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities, was $1,014 million and $2,208 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans include both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 7 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	September 30, 2025	December 31, 2024
Commercial mortgage loans	$37,138	$32,544
Commercial mortgage loans under development	2,031	1,987
Total commercial mortgage loans	39,169	34,531
Mark to fair value	(1,730)	(2,099)
Commercial mortgage loans	37,439	32,432
Residential mortgage loans	47,318	35,223
Mark to fair value	589	(540)
Residential mortgage loans	47,907	34,683
Mortgage loans	$85,346	$67,115

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$14,906	39.8%	$11,746	36.2%
Industrial	8,244	22.0%	6,793	21.0%
Office building	4,529	12.1%	4,162	12.8%
Hotels	2,865	7.7%	2,786	8.6%
Retail	1,998	5.3%	2,269	7.0%
Other commercial	4,897	13.1%	4,676	14.4%
Total commercial mortgage loans	$37,439	100.0%	$32,432	100.0%

U.S. region
East North Central	$1,810	4.8%	$1,546	4.8%
East South Central	426	1.1%	438	1.3%
Middle Atlantic	10,074	26.9%	8,386	25.9%
Mountain	1,572	4.2%	1,322	4.1%
New England	1,086	2.9%	1,118	3.4%
Pacific	6,106	16.3%	5,768	17.8%
South Atlantic	6,465	17.3%	6,198	19.1%
West North Central	523	1.4%	221	0.7%
West South Central	2,769	7.4%	1,971	6.1%
Total U.S. region	30,831	82.3%	26,968	83.2%
International region
United Kingdom	2,874	7.7%	2,281	7.0%
Other international[1]	3,734	10.0%	3,183	9.8%
Total international region	6,608	17.7%	5,464	16.8%
Total commercial mortgage loans	$37,439	100.0%	$32,432	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	September 30, 2025	December 31, 2024
U.S. States
California	25.9%	25.6%
Florida	11.8%	12.4%
Texas	7.4%	7.4%
Other[1]	46.8%	45.5%
Total U.S. residential mortgage loan percentage	91.9%	90.9%
International[1]	8.1%	9.1%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$111	0.5%	$107	0.6%
Investment funds – related parties
Origination platforms	33	0.2%	29	0.2%
Retirement services platforms	1,526	6.7%	1,317	6.7%
Equity	244	1.1%	244	1.2%
Credit	327	1.4%	253	1.3%
Other	5	0.0%	10	0.1%
Total investment funds – related parties	2,135	9.4%	1,853	9.5%
Investment funds – consolidated VIEs
Origination platforms	7,715	34.1%	6,347	32.3%
Equity	7,431	32.8%	7,597	38.7%
Credit	4,477	19.8%	3,062	15.6%
Other	780	3.4%	654	3.3%
Total investment funds – consolidated VIEs	20,403	90.1%	17,660	89.9%
Total investment funds, including related parties and consolidated VIEs	$22,649	100.0%	$19,620	100.0%

Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	September 30, 2025
Investment-grade ABS debt issued by AP Grange Holdings, LLC	$4,975
Investments in Atlas Securitized Products Holdings LP (Atlas)[1]	3,759
Investment-grade ABS debt issued by Apollo Multi-Asset Prime Securities (AMAPS) 1, LLC[1]	3,250
Investment-grade ABS debt issued by Fox Hedge L.P.	3,187

December 31, 2024
Investment-grade ABS debt issued by AP Grange Holdings, LLC	$4,661
Investments in Atlas[1]	3,172
Investment-grade ABS debt issued by Fox Hedge L.P.	2,924

[1] Amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See note 16 for additional details on Atlas.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. Derivatives

Athene uses a variety of derivative instruments to manage risks, primarily equity, interest rate, foreign currency and market volatility. See note 7 for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	23,466	$643	$878	15,669	$938	$211
Forwards	2,626	82	40	3,139	331	5
Interest rate swaps	4,382	78	257	4,506	—	654
Forwards on net investments	236	3	—	218	11	—
Interest rate swaps	28,196	142	32	24,885	55	138
Total derivatives designated as hedges		948	1,207		1,335	1,008
Derivatives not designated as hedges
Equity options	93,793	6,808	155	85,452	5,002	126
Futures	50	155	7	37	93	11
Foreign currency swaps	17,816	248	821	14,908	600	199
Interest rate swaps and forwards	13,235	73	300	3,255	67	124
Other swaps	2,285	8	—	2,644	3	5
Foreign currency forwards	41,581	644	2,363	39,598	1,054	2,083
Embedded derivatives
Funds withheld, including related parties		(2,878)	172		(3,650)	4
Interest sensitive contract liabilities		—	14,299		—	11,242
Total derivatives not designated as hedges		5,058	18,117		3,169	13,794
Total derivatives		$6,006	$19,324		$4,504	$14,802

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by June 2032. During the three months ended September 30, 2025 and 2024, Athene recognized gains of $14 million and $152 million, respectively, in other comprehensive income (“OCI”) associated with these hedges. During the nine months ended September 30, 2025 and 2024, Athene recognized gains of $186 million and $149 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, no amounts were expected to be reclassified to income within the next 12 months.

Fair Value Hedges – Athene uses foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date. The amortized cost of AFS debt securities in qualifying fair value hedges of foreign currency risk was $17,684 million and $16,307 million as of September 30, 2025 and December 31, 2024, respectively. The carrying value of interest sensitive contract liabilities in qualifying fair value hedges of foreign currency swaps was $8,771 million and $2,426 million as of September 30, 2025 and December 31, 2024, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the carrying amount and the cumulative fair value of hedging adjustments of hedged liabilities, excluding those solely hedging foreign currency risk:

	September 30, 2025		December 31, 2024
(In millions)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)[1]	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)
Interest sensitive contract liabilities
Foreign currency interest rate swaps	$4,276	$82	$3,946	$488
Interest rate swaps	17,285	(51)	17,873	130

[1] Excludes gains (losses) related to foreign currency risk.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended September 30, 2025
Investment related gains (losses)
Foreign currency forwards	$15	$(25)	$(10)	$8	$—
Foreign currency swaps	(9)	29	20	—	—
Foreign currency interest rate swaps	(34)	13	(21)	—	—
Interest rate swaps	24	(17)	7	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	23	(23)	—	—	—

Three months ended September 30, 2024
Investment related gains (losses)
Foreign currency forwards	$(180)	$184	$4	$4	$8
Foreign currency swaps	(313)	282	(31)	—	—
Foreign currency interest rate swaps	255	(258)	(3)	—	—
Interest rate swaps	382	(386)	(4)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	26	(25)	1	—	—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Nine months ended September 30, 2025
Investment related gains (losses)
Foreign currency forwards	$(335)	$307	$(28)	$27	$—
Foreign currency swaps	(1,022)	1,087	65	—	—
Foreign currency interest rate swaps	447	(451)	(4)	—	—
Interest rate swaps	218	(191)	27	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	71	(70)	1	—	—
Nine months ended September 30, 2024
Investment related gains (losses)
Foreign currency forwards	$(1)	$1	$—	$35	$14
Foreign currency swaps	(158)	144	(14)	—	—
Foreign currency interest rate swaps	132	(135)	(3)	—	—
Interest rate swaps	267	(310)	(43)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	66	(64)	2	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Foreign currency forwards	$12	$13	$41	$(2)
Foreign currency swaps	41	56	61	82

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended September 30, 2025 and 2024, these derivatives had gains of $8 million and losses of $14 million, respectively. During the nine months ended September 30, 2025 and 2024, these derivatives had losses of $14 million and $11 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of September 30, 2025 and December 31, 2024, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $15 million and $29 million, respectively. During the three and nine months ended September 30, 2025 and 2024, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Equity options	$1,627	$596	$1,562	$2,298
Futures	123	26	107	152
Interest rate swaps and forwards and other swaps	91	(126)	(1,334)	(156)
Foreign currency forwards	(361)	209	(972)	(657)
Embedded derivatives on funds withheld	149	747	348	560
Amounts recognized in investment related gains (losses)	1,629	1,452	(289)	2,197
Embedded derivatives in indexed annuity products[1]	(1,260)	(275)	(1,144)	(1,270)
Total gains (losses) on derivatives not designated as hedges	$369	$1,177	$(1,433)	$927

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

The estimated fair value of Athene’s net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2025
Derivative assets	$8,884	$(2,406)	$(6,186)	$292	$(75)	$217
Derivative liabilities	(4,853)	2,406	2,047	(400)	269	(131)

December 31, 2024
Derivative assets	$8,154	$(2,209)	$(5,922)	$23	$—	$23
Derivative liabilities	(3,556)	2,209	1,333	(14)	2	(12)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of September 30, 2025 and December 31, 2024, amounts not subject to master netting or similar agreements were immaterial.

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

Consolidated VIEs

Consolidated VIEs include certain CLOs and funds managed by the Company and other entities where the Company is deemed the primary beneficiary. Consolidated VIEs also include certain investment managers and general partners of the funds managed by the Company. Such investment managers and general partners have other equity investors at risk that do not have the ability to make significant decisions related to the entity’s operations.

The assets of consolidated VIEs are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company. Similarly, there is no recourse to the Company for the consolidated VIEs’ liabilities.

Other assets of the consolidated VIEs include short-term receivables due from investments sold, performance fee allocations and interest receivables. Accounts payable, accrued expenses, and other liabilities of consolidated VIEs includes debt, profit sharing payable and other short-term payables.

Results from certain consolidated VIEs are reported on up to a three-month lag based upon the availability of financial information.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Variable Interest Entities—Asset Management

The following table presents the investments of the consolidated VIEs:

(In millions)	September 30, 2025	December 31, 2024
Asset Management
Investments, at fair value	$4,182	$2,794
Equity method investments	112	—
Performance allocations	346	12
Other investments	6	—
Total Investments – Asset Management	$4,646	$2,806

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Net gains (losses) from investment activities	$30	$32	$246	$25
Net gains (losses) from other liabilities	—	(7)	—	(7)
Interest and other income	35	46	74	140
Interest and other expenses	(30)	(27)	(70)	(88)
Net gains (losses) from investment activities of consolidated variable interest entities	$35	$44	$250	$70

In addition, we recognize revenues and expenses of certain consolidated VIEs within management fees, investment income (loss), compensation and benefits and general, administrative and other. The following table presents revenues, expenses and other gains (losses) related to the activities of these VIEs.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Revenues	$22	$9	$107	$27
Expenses	9	74	20	75
Other gains (losses)	(3)	—	(21)	—

Included within other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	September 30, 2025			December 31, 2024
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$2,080	6.66%	0.08	$1,198	6.84%	0.06
Total – Asset Management	$2,080			$1,198

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of September 30, 2025, the Company was not aware of any instances of non-compliance with any of these covenants.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Trading securities	$54	$39	$155	$104
Mortgage loans	41	30	122	91
Investment funds	7	22	28	43
Other	(5)	(9)	(36)	(13)
Net investment income	97	82	269	225

Net recognized investment gains on trading securities	6	29	12	21
Net recognized investment gains (losses) on mortgage loans	8	24	15	(4)
Net recognized investment gains on investment funds	513	415	1,453	1,094
Other gains (losses)	30	2	47	(7)
Investment related gains (losses)	557	470	1,527	1,104
Revenues of consolidated variable interest entities	$654	$552	$1,796	$1,329

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	September 30, 2025	December 31, 2024
Maximum Loss Exposure[1,2]	$465	$614

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2025		December 31, 2024
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$111	$490	$107	$987
Investment in related parties – investment funds	2,135	5,796	1,853	3,226
Assets of consolidated VIEs – investment funds	20,403	26,703	17,660	23,488
Investment in fixed maturity securities	84,976	88,227	72,523	74,797
Investment in related parties – fixed maturity securities	22,774	24,831	17,239	21,793
Investment in related parties – equity securities	265	265	234	234
Total non-consolidated investments	$130,664	$146,312	$109,616	$124,525

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Fair Value

Fair Value Measurements of Financial Instruments

The following summarize the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	September 30, 2025
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$2,768	$—	$—		$—	$2,768
Restricted cash and cash equivalents	19	—	—		—	19
Cash and cash equivalents of VIEs	448	—	—		—	448
Investments, at fair value	287	87	1,199	[1]	179	1,752
Investments of consolidated VIEs	3	7	3,703		469	4,182
Due from related parties[2]	—	—	14		—	14
Derivative assets[3]	—	1	11		—	12
Total Assets – Asset Management	3,525	95	4,927		648	9,195
Retirement Services
AFS Securities
U.S. government and agencies	13,500	—	—		—	13,500
U.S. state, municipal and political subdivisions	—	832	—		—	832
Foreign governments	581	1,136	23		—	1,740
Corporate	10	87,017	6,483		—	93,510
CLO	—	29,952	—		—	29,952
ABS	—	13,613	16,987		—	30,600
CMBS	—	13,319	—		—	13,319
RMBS	—	10,079	489		—	10,568
Total AFS securities	14,091	155,948	23,982		—	194,021
Trading securities	24	5,316	12		—	5,352
Equity securities	192	843	7		—	1,042
Mortgage loans	—	—	81,891		—	81,891
Funds withheld at interest – embedded derivative	—	—	(2,473)		—	(2,473)
Derivative assets	174	8,708	2		—	8,884
Short-term investments	—	4	18		—	22
Other investments	—	954	869		—	1,823
Cash and cash equivalents	14,183	—	—		—	14,183
Restricted cash and cash equivalents	2,767	—	—		—	2,767
Investments in related parties
AFS securities
Corporate	—	1,099	1,201		—	2,300
CLO	—	6,668	698		—	7,366
ABS	—	1,000	13,836		—	14,836
CMBS	—	161	—		—	161
Total AFS securities – related parties	—	8,928	15,735		—	24,663
Trading securities	—	—	411		—	411
Equity securities	—	—	265		—	265
Mortgage loans	—	—	1,375		—	1,375
Investment funds	—	—	1,306		—	1,306
Funds withheld at interest – embedded derivative	—	—	(405)		—	(405)
Other investments	—	—	345		—	345
Reinsurance recoverable	—	—	1,901		—	1,901
Other assets[5]	—	—	223		—	223
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2025
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Assets of consolidated VIEs
Trading securities	—	939	1,958	—	2,897
Mortgage loans	—	—	2,080	—	2,080
Investment funds	—	—	263	20,140	20,403
Other investments	—	—	664	—	664
Cash and cash equivalents	1,016	—	—	—	1,016
Total Assets – Retirement Services	32,447	181,640	130,429	20,140	364,656
Total Assets	$35,972	$181,735	$135,356	$20,788	$373,851
Liabilities
Asset Management
Contingent consideration obligations[4]	—	—	58	—	58
Derivative liabilities[3]	—	1	—	—	1
Total Liabilities – Asset Management	—	1	58	—	59
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	14,299	—	14,299
Universal life benefits	—	—	777	—	777
Future policy benefits
AmerUs Life Insurance Company (“AmerUs”) Closed Block	—	—	1,102	—	1,102
Indianapolis Life Insurance Company (“ILICO”) Closed Block and life benefits	—	—	548	—	548
Market risk benefits[5]	—	—	4,835	—	4,835
Derivative liabilities	39	4,814	—	—	4,853
Other liabilities	—	—	308	—	308
Total Liabilities – Retirement Services	39	4,814	21,869	—	26,722
Total Liabilities	$39	$4,815	$21,927	$—	$26,781

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

(Concluded)
[1] Investments as of September 30, 2025 and December 31, 2024 excludes $223 million and $248 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[2] Due from related parties represents a receivable from a fund.
[3] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
[4] Other liabilities as of September 30, 2025 and December 31, 2024 includes profit sharing payable of $58 million and $67 million, respectively, related to contingent obligations classified as Level 3.

[5] Other assets consist of market risk benefits assets. See note 9 for additional information on market risk benefits assets and liabilities valuation methodology and additional fair value disclosures.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	September 30, 2025
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$869	Discounted cash flow	Discount rate	3.6% – 52.8%	17.2%	[1]
	152	Direct capitalization	Capitalization rate	7.0%	7.0%
	178	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	14	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	11	Option model	Volatility rate	37.5%	37.5%
Investments of consolidated VIEs
Bank loans	17	Discounted cash flow	Discount rate	4.9% – 15.6%	6.4%	[1]
	657	Adjusted transaction value	N/A	N/A	N/A
Equity securities	375	Discounted cash flow	Discount rate	13.7% – 17.0%	13.7%	[1]
	934	Adjusted transaction value	N/A	N/A	N/A
	13	Option model	Volatility rate	80.0% – 85.0%	82.9%	[1]
Bonds	842	Discounted cash flow	Discount rate	5.2% – 7.5%	5.4%	[1]
	865	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS, trading and equity securities	31,304	Discounted cash flow	Discount rate	2.4% – 22.6%	6.5%	[1]
Mortgage loans[2]	85,164	Discounted cash flow	Discount rate	1.2% – 31.4%	6.2%	[1]
	182	Recoverability	Estimated proceeds	N/A	N/A
Investment funds[2]	1,303	Discounted cash flow	Discount rate	13.0% – 14.0%	13.1%	[1]
	286	Recoverability	Estimated proceeds	N/A	N/A
Financial Liabilities
Asset Management
Contingent consideration obligations	58	Discounted cash flow	Discount rate	21.0% – 25.0%	23.8%	[1]
Retirement Services
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	14,299	Discounted cash flow	Nonperformance risk	0.4% – 1.0%	0.6%	[3]
			Option budget	0.5% – 6.0%	3.1%	[4]
			Surrender rate	5.9% – 14.1%	9.6%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended September 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,149	$10	$—	$51	$—	$1,210	$20	$—
Investments of Consolidated VIEs	1,887	25	—	1,925	(134)	3,703	(5)	—
Total Level 3 assets – Asset Management	$3,036	$35	$—	$1,976	$(134)	$4,913	$15	$—
Assets – Retirement Services
AFS securities
Foreign governments	$23	$—	$—	$—	$—	$23	$—	$—
Corporate	7,392	(29)	7	321	(1,208)	6,483	(5)	29
ABS	14,144	(8)	52	3,346	(547)	16,987	2	37
RMBS	498	4	1	(14)	—	489	—	1
Trading securities	18	(5)	—	(1)	—	12	(5)	—
Equity securities	8	(1)	—	—	—	7	—	—
Mortgage loans	77,289	166	—	4,436	—	81,891	173	—
Funds withheld at interest – embedded derivative	(2,743)	270	—	—	—	(2,473)	—	—
Derivative assets	1	1	—	—	—	2	—	—
Short-term investments	12	—	—	6	—	18	—	—
Other investments	741	—	—	128	—	869	(1)	—
Investments in related parties
AFS securities
Corporate	1,099	—	(1)	100	3	1,201	—	(1)
CLO	1,070	—	1	(373)	—	698	—	1
ABS	10,810	—	51	2,983	(8)	13,836	—	48
Trading securities	399	(5)	—	16	1	411	—	—
Equity securities	266	(1)	—	—	—	265	(1)	—
Mortgage loans	1,275	30	—	70	—	1,375	30	—
Investment funds	1,297	9	—	—	—	1,306	9	—
Funds withheld at interest – embedded derivative	(478)	73	—	—	—	(405)	—	—
Other investments	339	6	—	—	—	345	6	—
Reinsurance recoverable	1,780	69	—	52	—	1,901	—	—
Assets of consolidated VIEs
Trading securities	2,338	(4)	—	(456)	80	1,958	(67)	—
Mortgage loans	2,544	1	—	(464)	(1)	2,080	—	—
Investment funds	270	(6)	—	(1)	—	263	(8)	—
Other investments	366	2	—	301	(5)	664	4	—
Total Level 3 assets – Retirement Services	$120,758	$572	$111	$10,450	$(1,685)	$130,206	$137	$115

								(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Liabilities – Asset Management
Contingent consideration obligations	$61	$2	$—	$(5)	$—	$58	$—	$—
Total Level 3 liabilities – Asset Management	$61	$2	$—	$(5)	$—	$58	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(12,276)	$(1,260)	$—	$(763)	$—	$(14,299)	$—	$—
Universal life benefits	(755)	(22)	—	—	—	(777)	—	—
Future policy benefits
AmerUs Closed Block	(1,097)	(5)	—	—	—	(1,102)	—	—
ILICO Closed Block and life benefits	(556)	8	—	—	—	(548)	—	—
Other liabilities	(295)	(98)	—	85	—	(308)	—	—
Total Level 3 liabilities – Retirement Services	$(14,979)	$(1,377)	$—	$(678)	$—	$(17,034)	$—	$—
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,081	$59	$—	$70	$—	$1,210	$9	$—
Investments of consolidated VIEs	2,258	328	—	1,918	(801)	3,703	(34)	—
Total Level 3 assets – Asset Management	$3,339	$387	$—	$1,988	$(801)	$4,913	$(25)	$—

Assets – Retirement Services
AFS securities
Foreign governments	$29	$(1)	$—	$(5)	$—	$23	$—	$—
Corporate	4,321	41	85	3,392	(1,356)	6,483	29	109
ABS	16,529	(3)	525	5,191	(5,255)	16,987	2	519
CMBS	—	(23)	(4)	28	(1)	—	—	—
RMBS	256	13	2	267	(49)	489	—	1
Trading securities	22	(5)	—	9	(14)	12	(9)	—
Equity securities	27	(2)	—	(18)	—	7	(1)	—
Mortgage loans	63,239	1,938	—	16,714	—	81,891	1,887	—
Funds withheld at interest – embedded derivative	(3,035)	562	—	—	—	(2,473)	—	—
Derivative assets	1	1	—	—	—	2	—	—
Short-term investments	169	—	—	(150)	(1)	18	—	—
Other investments	895	2	—	(28)	—	869	(2)	—
Investments in related parties
AFS securities
Corporate	1,108	—	(9)	99	3	1,201	—	(10)
CLO	696	—	(1)	3	—	698	—	—
ABS	9,741	3	101	4,000	(9)	13,836	—	86
Trading securities	573	(5)	—	(160)	3	411	2	—
Equity securities	234	31	—	—	—	265	31	—
Mortgage loans	1,297	54	—	24	—	1,375	54	—
Investment funds	1,139	164	—	3	—	1,306	164	—
Funds withheld at interest – embedded derivative	(615)	210	—	—	—	(405)	—	—
Other investments	331	14	—	—	—	345	14	—
Reinsurance recoverable	1,661	104	—	136	—	1,901	—	—
Assets of consolidated VIEs
Trading securities	1,954	213	—	(356)	147	1,958	148	—
Mortgage loans	2,579	138	—	(636)	(1)	2,080	95	—
Investment funds	770	(9)	—	(498)	—	263	(22)	—
Other investments	103	2	—	564	(5)	664	11	—
Total Level 3 assets – Retirement Services	$104,024	$3,442	$699	$28,579	$(6,538)	$130,206	$2,403	$705

								(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Liabilities – Asset Management
Contingent consideration obligations	$67	$10	$—	$(19)	$—	$58	$—	$—
Total Level 3 liabilities – Asset Management	$67	$10	$—	$(19)	$—	$58	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(11,242)	$(1,144)	$—	$(1,913)	$—	$(14,299)	$—	$—
Universal life benefits	(742)	(35)	—	—	—	(777)	—	—
Future policy benefits
AmerUs Closed Block	(1,102)	—	—	—	—	(1,102)	—	—
ILICO Closed Block and life benefits	(538)	(10)	—	—	—	(548)	—	—
Derivative liabilities	(1)	1	—	—	—	—	—	—
Other liabilities	(225)	(169)	—	86	—	(308)	—	—
Total Level 3 liabilities – Retirement Services	$(13,850)	$(1,357)	$—	$(1,827)	$—	$(17,034)	$—	$—

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended September 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$54	$—	$(3)	$—	$51	$—	$—	$—
Investments of consolidated VIEs	2,530	—	(605)	—	1,925	—	(134)	(134)
Total Level 3 assets – Asset Management	$2,584	$—	$(608)	$—	$1,976	$—	$(134)	$(134)

Assets – Retirement Services
AFS securities
Corporate	$479	$—	$(94)	$(64)	$321	$125	$(1,333)	$(1,208)
ABS	4,385	—	(3)	(1,036)	3,346	—	(547)	(547)
RMBS	18	—	—	(32)	(14)	—	—	—
Trading securities	—	—	—	(1)	(1)	—	—	—
Mortgage loans	8,160	—	—	(3,724)	4,436	—	—	—
Short-term investments	18	—	—	(12)	6	—	—	—
Other investments	199	—	—	(71)	128	—	—	—
Investments in related parties
AFS securities
Corporate	102	—	—	(2)	100	3	—	3
CLO	—	—	—	(373)	(373)	—	—	—
ABS	3,712	—	(179)	(550)	2,983	—	(8)	(8)
Trading securities	28	—	—	(12)	16	1	—	1
Mortgage loans	75	—	—	(5)	70	—	—	—
Reinsurance recoverable	—	56	—	(4)	52	—	—	—
Assets of consolidated VIEs
Trading securities	30	—	(486)	—	(456)	80	—	80
Mortgage loans	32	—	(436)	(60)	(464)	—	(1)	(1)
Investment funds	—	—	(1)	—	(1)	—	—	—
Other investments	301	—	—	—	301	—	(5)	(5)
Total Level 3 assets – Retirement Services	$17,539	$56	$(1,199)	$(5,946)	$10,450	$209	$(1,894)	$(1,685)

Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(5)	$(5)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(1,002)	$—	$239	$(763)	$—	$—	$—
Other liabilities	—	—	—	85	85	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(1,002)	$—	$324	$(678)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$7	$—	$(46)	$—	$(39)	$—	$(68)	$(68)
Investments of consolidated VIEs	1,033	—	(1,132)	—	(99)	452	—	452
Total Level 3 assets – Asset Management	$1,040	$—	$(1,178)	$—	$(138)	$452	$(68)	$384

Assets – Retirement Services
AFS securities
Corporate	$912	$—	$(16)	$(121)	$775	$68	$(4,868)	$(4,800)
ABS	3,004	—	(351)	(451)	2,202	4,897	(218)	4,679
RMBS	81	—	—	(3)	78	—	—	—
Trading securities	—	—	—	(1)	(1)	—	—	—
Equity securities	—	—	—	—	—	—	(9)	(9)
Mortgage loans	7,518	—	—	(2,672)	4,846	—	—	—
Short-term investments	168	—	—	(2)	166	—	(78)	(78)
Investments in related parties
AFS securities
Corporate	—	—	—	(3)	(3)	—	(154)	(154)
CLO	42	—	—	—	42	—	—	—
ABS	1,193	—	—	(2,067)	(874)	—	—	—
Trading securities	—	—	—	(100)	(100)	—	—	—
Mortgage loans	—	—	—	(14)	(14)	—	—	—
Reinsurance recoverable	—	94	—	(1)	93	—	—	—
Assets of consolidated VIEs
Trading securities	38	—	(4)	—	34	34	(88)	(54)
Mortgage loans	70	—	—	(15)	55	—	—	—
Investment funds	338	—	—	—	338	—	(432)	(432)
Other investments	37	—	—	—	37	—	—	—
Total Level 3 assets – Retirement Services	$13,401	$94	$(371)	$(5,450)	$7,674	$4,999	$(5,847)	$(848)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(6)	$(6)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities - embedded derivative	$—	$(750)	$—	$263	$(487)	$—	$—	$—
Other liabilities	—	—	—	2	2	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(750)	$—	$265	$(485)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$83	$—	$(13)	$—	$70	$—	$—	$—
Investments of consolidated VIEs	3,819	—	(1,901)	—	1,918	—	(801)	(801)
Total Level 3 assets – Asset Management	$3,902	$—	$(1,914)	$—	$1,988	$—	$(801)	$(801)

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Corporate	3,906	—	(100)	(414)	3,392	251	(1,607)	(1,356)
ABS	7,177	—	(26)	(1,960)	5,191	479	(5,734)	(5,255)
CMBS	28	—	—	—	28	13	(14)	(1)
RMBS	315	—	—	(48)	267	—	(49)	(49)
Trading securities	11	—	—	(2)	9	—	(14)	(14)
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	25,920	—	(172)	(9,034)	16,714	—	—	—
Short-term investments	30	—	—	(180)	(150)	—	(1)	(1)
Other investments	199	—	—	(227)	(28)	—	—	—
Investments in related parties
AFS securities
Corporate	107	—	—	(8)	99	3	—	3
CLO	376	—	—	(373)	3	—	—	—
ABS	5,971	—	(179)	(1,792)	4,000	14	(23)	(9)
Trading securities	98	—	(91)	(167)	(160)	3	—	3
Mortgage loans	75	—	(15)	(36)	24	—	—	—
Investment funds	3	—	—	—	3	—	—	—
Reinsurance recoverable	—	146	—	(10)	136	—	—	—
Assets of consolidated VIEs
Trading securities	465	—	(821)	—	(356)	170	(23)	147
Mortgage loans	66	—	(446)	(256)	(636)	—	(1)	(1)
Investment funds	—	—	(498)	—	(498)	—	—	—
Other investments	580	—	(16)	—	564	—	(5)	(5)
Total Level 3 assets – Retirement Services	$45,327	$146	$(2,364)	$(14,530)	$28,579	$933	$(7,471)	$(6,538)

Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(19)	$(19)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(19)	$(19)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(2,615)	$—	$702	$(1,913)	$—	$—	$—
Other liabilities	—	—	—	86	86	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(2,615)	$—	$788	$(1,827)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$27	$—	$(61)	$—	$(34)	$—	$(68)	$(68)
Investments of consolidated VIEs	3,122	—	(3,107)	—	15	452	(70)	382
Total Level 3 assets – Asset Management	$3,149	$—	$(3,168)	$—	$(19)	$452	$(138)	$314

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(6)	$(6)	$—	$—	$—
Corporate	2,623	—	(18)	(218)	2,387	166	(993)	(827)
ABS	9,635	—	(423)	(841)	8,371	748	(747)	1
RMBS	81	—	—	(9)	72	—	(2)	(2)
Trading securities	—	—	—	(6)	(6)	14	—	14
Equity securities	2	—	(1)	—	1	9	(9)	—
Mortgage loans	19,226	—	(26)	(5,553)	13,647	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	171	—	(6)	(23)	142	—	(79)	(79)
Other investments	280	—	—	—	280	—	—	—
Investments in related parties
AFS securities
Corporate	6	—	(1)	(7)	(2)	—	(154)	(154)
CLO	42	—	—	—	42	—	—	—
ABS	5,780	—	(504)	(3,361)	1,915	—	—	—
Trading securities	4	—	—	(222)	(218)	—	—	—
Mortgage loans	87	—	—	(64)	23	—	—	—
Reinsurance recoverable	—	294	—	(2)	292	—	—	—
Assets of consolidated VIEs
Trading securities	201	—	(91)	(7)	103	40	(88)	(48)
Mortgage loans	125	—	—	(74)	51	—	—	—
Investment funds	339	—	—	—	339	—	(432)	(432)
Other investments	56	—	(3)	—	53	—	—	—
Total Level 3 assets – Retirement Services	$38,658	$294	$(1,073)	$(10,393)	$27,486	$978	$(2,504)	$(1,526)
Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(105)	$(105)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(105)	$(105)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(2,408)	$—	$741	$(1,667)	$—	$—	$—
Other liabilities	—	—	—	52	52	64	—	64
Total Level 3 liabilities – Retirement Services	$—	$(2,408)	$—	$793	$(1,615)	$64	$—	$64

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial Instruments Without Readily Determinable Fair Values

Previously, the Company elected the measurement alternative under ASC 321 to account for an equity security that did not have a readily determinable fair value because of which the equity security was held at cost less any impairment. In connection with the initial public offering of the issuer of the equity security during the second quarter of 2025, the Company transitioned to measuring the investment at fair value using Level 1 inputs. This resulted in an observable transaction price below the Company’s carrying amount. Consequently, the Company recognized an impairment loss of $257 million during the second quarter of 2025 and the carrying value of the investment was written down to its fair value of $101 million as of June 30, 2025. The carrying amount of the equity security was $358 million, net of an impairment of $42 million, as of December 31, 2024.

Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Trading securities	$43	$131	$379	$31
Mortgage loans	197	1,186	2,130	868
Investment funds	9	38	164	13
Future policy benefits	(5)	(46)	—	12
Other	14	5	(3)	9
Total gains (losses)	$258	$1,314	$2,670	$933

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

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	September 30, 2025	December 31, 2024
Unpaid principal balance	$86,487	$69,754
Mark to fair value	(1,141)	(2,639)
Fair value	$85,346	$67,115

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2025	December 31, 2024
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$642	$195
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(276)	(102)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$366	$93

Fair value of commercial mortgage loans 90 days or more past due	$282	$31
Fair value of commercial mortgage loans in non-accrual status	366	93

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2025	December 31, 2024
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$887	$898
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(87)	(51)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$800	$847

Fair value of residential mortgage loans 90 days or more past due[1]	$800	$847
Fair value of residential mortgage loans in non-accrual status	753	765

1 As of September 30, 2025 and December 31, 2024, includes $47 million and $82 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on Athene’s mortgage loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Mortgage loans	$(21)	$(19)	$(44)	$(49)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial mortgage loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	September 30, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$111	$111	$111	$—	$—	$—
Policy loans	304	304	—	—	304	—
Funds withheld at interest	18,861	18,861	—	—	—	18,861
Short-term investments	165	165	—	—	—	165
Other investments	140	53	—	—	—	53
Investments in related parties
Investment funds	829	829	829	—	—	—
Funds withheld at interest	4,833	4,833	—	—	—	4,833
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$25,261	$25,174	$940	$—	$322	$23,912

Financial liabilities
Interest sensitive contract liabilities	$251,613	$248,815	$—	$—	$—	$248,815
Debt	7,856	7,669	—	591	7,078	—
Securities to repurchase	2,822	2,822	—	—	2,822	—
Funds withheld liability	5,340	5,340	—	—	—	5,340
Total financial liabilities not carried at fair value	$267,631	$264,646	$—	$591	$9,900	$254,155

	December 31, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	318	318	—	—	318	—
Funds withheld at interest	21,901	21,901	—	—	—	21,901
Short-term investments	192	192	—	—	—	192
Other investments	93	101	—	—	—	101
Investments in related parties
Investment funds	714	714	714	—	—	—
Funds withheld at interest	5,665	5,665	—	—	—	5,665
Short-term investments	743	743	—	—	743	—
Total financial assets not carried at fair value	$29,733	$29,741	$821	$—	$1,061	$27,859

Financial liabilities
Interest sensitive contract liabilities	$200,278	$192,025	$—	$—	$—	$192,025
Debt	6,309	5,844	—	581	5,263	—
Securities to repurchase	5,716	5,716	—	—	5,716	—
Funds withheld liability	4,331	4,331	—	—	—	4,331
Total financial liabilities not carried at fair value	$216,634	$207,916	$—	$581	$10,979	$196,356

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other investments – Other investments include investments in low-income housing and transferable energy tax credit structures. For those held using the proportional amortization method, the carrying value may include tax credits which have been received but not yet used, which are excluded from the measurement of the fair value estimate of the investment structures. Tax and other future benefits expected to be generated by these structures are valued using a discounted cash flow model. Received but unused tax credits included in the carrying value as of September 30, 2025 are expected to be used during the year ending December 31, 2025.

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

Debt – The fair value of debt is obtained from commercial pricing services. See note 12 for further information on debt.

Significant Unobservable Inputs

Asset Management

Discounted Cash Flow and Direct Capitalization Model

When a discounted cash flow or direct capitalization model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows or the capitalization rate, respectively. Increases in the discount or capitalization rate can significantly lower the fair value of an investment and the contingent consideration obligations; conversely decreases in the discount or capitalization rate can significantly increase the fair value of an investment and the contingent consideration obligations. See note 17 for further discussion of the contingent consideration obligations.

Option Model

When an option model is used to determine fair value, the significant input used in the valuation model is the volatility rate applied to present value the projected cash flows. Increases in the volatility rate can significantly lower the fair value of an investment; conversely decreases in the volatility rate can significantly increase the fair value of an investment.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Mortgage loans

Athene uses discounted cash flow models from independent commercial pricing services to calculate the fair value of its mortgage loan portfolio. The discount rate is a significant unobservable input. This approach uses market transaction information and client portfolio-oriented information, such as prepayments or defaults, to support the valuations. For mortgage loans where Athene has entered into an agreement to sell at a specified price, the fair value is based on the estimated proceeds of the sale.

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

On a quarterly basis, valuation committees consisting of members from senior management review and approve the valuation results related to the investments of the funds Apollo manages. Apollo also retains external valuation firms for third-party valuation consulting services, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the external valuation firms assist management with validating their valuation results or determining fair value. Apollo performs various back-testing procedures to validate its valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Credit Investments

Credit investments are generally valued based on third-party vendor prices and/or quoted market prices and valuation models. Valuations using quoted market prices are based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments. Apollo will designate certain brokers to use to value specific securities. In determining the designated brokers, Apollo considers the following: (1) brokers with which Apollo has previously transacted, (2) the underwriter of the security and (3) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service. When relying on a third-party vendor as a primary source, Apollo (1) analyzes how the price has moved over the measurement period, (2) reviews the number of brokers included in the pricing service’s population, if available, and (3) validates the valuation levels with Apollo’s pricing team and traders.

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

Enterprise value as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) is common and relevant for most companies and industries; however, other industry specific multiples are employed where available and appropriate. Sources for gaining additional knowledge related to comparable companies include public filings, annual reports, analyst research reports and press releases. Once a comparable company set is determined, Apollo reviews certain aspects of the subject company’s performance and determines how its performance compares to the group and to certain individuals in the group. Apollo compares certain measurements such as EBITDA margins, revenue growth over certain time periods, leverage ratios and growth opportunities. In addition, Apollo compares the entry multiple and its relation to the comparable set at the time of acquisition to understand its relation to the comparable set on each measurement date.

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

Mortgage loans

Athene estimates fair value monthly using discounted cash flow analysis and rates being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. The discounted cash flow model uses unobservable inputs, including estimates of discount rates and loan prepayments. For mortgage loans where Athene has entered into an agreement to sell at a specified price, the fair value is based on the agreed upon price. Mortgage loans are classified as Level 3.

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

8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 9 for more information on Athene’s products.

	Nine months ended September 30, 2025
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type and other	Indexed Annuities
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173
Additions	572	863	51	7	617	—	2,110
Amortization	(265)	(195)	(17)	(1)	(136)	(300)	(914)
Other	1	—	—	—	—	—	1
Balance at September 30, 2025	$1,466	$2,946	$74	$17	$1,957	$1,910	$8,370

	Nine months ended September 30, 2024
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type and other	Indexed Annuities
Balance at December 31, 2023	$890	$1,517	$10	$11	$970	$2,581	$5,979
Additions	404	751	36	—	479	—	1,670
Amortization	(176)	(131)	(8)	(1)	(88)	(274)	(678)
Balance at September 30, 2024	$1,118	$2,137	$38	$10	$1,361	$2,307	$6,971

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
9. Long-duration Contracts

Interest sensitive contract liabilities – Interest sensitive contract liabilities primarily include:
▪traditional deferred annuities;
▪indexed annuities consisting of fixed indexed, index-linked variable annuities, and assumed indexed universal life without significant mortality risk;
▪funding agreements; and
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

	Nine months ended September 30, 2025
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	23,596	13,957	31,400	964	69,917
Policy charges	(1)	(583)	—	—	(584)
Surrenders and withdrawals	(6,537)	(8,507)	—	(127)	(15,171)
Benefit payments	(1,044)	(1,170)	(6,026)	(211)	(8,451)
Interest credited	3,272	2,091	2,340	169	7,872
Foreign exchange	226	6	892	301	1,425
Other	—	—	233	(57)	176
Balance at September 30, 2025	$106,173	$103,655	$83,607	$9,069	$302,504

Weighted average crediting rate	4.7%	2.7%	4.7%	2.8%
Net amount at risk	$423	$17,195	$—	$31
Cash surrender value	100,279	96,273	—	7,089

	Nine months ended September 30, 2024
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	19,786	12,761	24,083	933	57,563
Policy charges	(2)	(522)	—	—	(524)
Surrenders and withdrawals	(3,691)	(9,724)	—	(63)	(13,478)
Benefit payments	(830)	(1,204)	(7,746)	(173)	(9,953)
Interest credited	2,323	2,313	1,173	152	5,961
Foreign exchange	(1)	1	116	(56)	60
Other	—	—	421	(74)	347
Balance at September 30, 2024	$82,348	$96,772	$50,397	$8,348	$237,865

Weighted average crediting rate	4.3%	2.6%	4.5%	2.6%
Net amount at risk	$427	$15,221	$—	$65
Cash surrender value	78,049	89,378	—	7,112

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated statements of financial condition:

	September 30,
(In millions)	2025	2024
Traditional deferred annuities	$106,173	$82,348
Indexed annuities	103,655	96,772
Funding agreements	83,607	50,397
Other investment-type	9,069	8,348
Reconciling items[1]	7,233	7,571
Interest sensitive contract liabilities	$309,737	$245,436

[1] Reconciling items primarily include embedded derivatives in indexed annuities, unaccreted host contract adjustments on indexed annuities, negative VOBA, sales inducement liabilities, and wholly ceded universal life insurance contracts.

The following represents policyholder account balances by range of guaranteed minimum crediting rates (“GMCR”), as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums. Athene’s funding agreements and other investment-type products provide Athene little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution and, as a result, those policyholder account balances are excluded from the following tables.

	September 30, 2025
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$5,154	$1,936	$84,880	$91,970
2.0% – < 4.0%	5,769	588	3,291	9,648
4.0% – < 6.0%	4,551	1	—	4,552
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$15,477	$2,525	$88,171	$106,173

Indexed annuities
< 2.0%	$1,519	$1,104	$3,522	$6,145
2.0% – < 4.0%	3,883	93	—	3,976
Total indexed annuities with GMCR	5,402	1,197	3,522	10,121
Other[1]				93,534
Total indexed annuities				$103,655

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2024
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$4,607	$2,712	$62,734	$70,053
2.0% – < 4.0%	6,873	424	1,690	8,987
4.0% – < 6.0%	3,296	8	1	3,305
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,779	$3,144	$64,425	$82,348

Indexed annuities
< 2.0%	$1,899	$1,355	$3,078	$6,332
2.0% – < 4.0%	4,658	35	68	4,761
Total indexed annuities with GMCR	6,557	1,390	3,146	11,093
Other[1]				85,679
Total indexed annuities				$96,772

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

The following is a rollforward by product within future policy benefits:

	Nine months ended September 30, 2025
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance	$—	$880	$880
Effect of changes in discount rate assumptions	—	(30)	(30)
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Beginning balance at original discount rate	—	852	852
Effect of changes in cash flow assumptions	—	54	54
Effect of actual to expected experience	—	(14)	(14)
Adjusted balance	—	892	892
Issuances	—	15	15
Interest accrual	—	15	15
Net premium collected	—	(139)	(139)
Foreign exchange	—	54	54
Other	—	10	10
Ending balance at original discount rate	—	847	847
Effect of changes in discount rate assumptions	—	13	13
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$859	$859
Present value of expected future policy benefits
Beginning balance	$42,261	$2,711	$44,972
Effect of changes in discount rate assumptions	7,378	206	7,584
Effect of foreign exchange on the change in discount rate assumptions	(5)	(1)	(6)
Beginning balance at original discount rate	49,634	2,916	52,550
Effect of changes in cash flow assumptions	(53)	184	131
Effect of actual to expected experience	(48)	(51)	(99)
Adjusted balance	49,533	3,049	52,582
Issuances	205	15	220
Interest accrual	1,311	55	1,366
Benefit payments	(3,329)	(77)	(3,406)
Foreign exchange	58	186	244
Other	—	11	11
Ending balance at original discount rate	47,778	3,239	51,017
Effect of changes in discount rate assumptions	(5,849)	(944)	(6,793)
Effect of foreign exchange on the change in discount rate assumptions	(20)	(7)	(27)
Ending balance, present value of expected future policy benefits	41,909	2,288	44,197
Less: Present value of expected net premiums	—	859	859
Net future policy benefits	$41,909	$1,429	$43,338

Weighted-average liability duration (in years)	9.3	23.0
Weighted-average interest accretion rate	3.7%	5.0%
Weighted-average current discount rate	5.2%	6.6%
Expected future gross premiums, undiscounted	$—	$1,102
Expected future gross premiums, discounted[1]	—	920
Expected future benefit payments, undiscounted	69,682	8,136

[1] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2024
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Effect of actual to expected experience	—	(4)	(4)
Adjusted balance	—	1,131	1,131
Interest accrual	—	17	17
Net premium collected	—	(144)	(144)
Foreign exchange	—	(28)	(28)
Ending balance at original discount rate	—	976	976
Effect of changes in discount rate assumptions	—	41	41
Effect of foreign exchange on the change in discount rate assumptions	—	1	1
Ending balance, present value of expected net premiums	$—	$1,018	$1,018
Present value of expected future policy benefits
Beginning balance	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of changes in cash flow assumptions	(104)	—	(104)
Effect of actual to expected experience	(89)	(4)	(93)
Adjusted balance	51,042	3,272	54,314
Issuances	1,010	—	1,010
Interest accrual	1,353	52	1,405
Benefit payments	(3,355)	(66)	(3,421)
Foreign exchange	33	(64)	(31)
Ending balance at original discount rate	50,083	3,194	53,277
Effect of changes in discount rate assumptions	(5,362)	46	(5,316)
Effect of foreign exchange on the change in discount rate assumptions	(16)	(3)	(19)
Ending balance, present value of expected future policy benefits	44,705	3,237	47,942
Less: Present value of expected net premiums	—	1,018	1,018
Net future policy benefits	$44,705	$2,219	$46,924

Weighted-average liability duration (in years)	9.4	31.3
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.0%	4.0%
Expected future gross premiums, undiscounted	$—	$1,255
Expected future gross premiums, discounted[1]	—	1,064
Expected future benefit payments, undiscounted	73,523	10,235

[1] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of future policy benefits to the condensed consolidated statements of financial condition:

	September 30,
(In millions)	2025	2024
Payout annuities with life contingencies	$41,909	$44,705
Whole life	1,429	2,219
Reconciling items[1]	5,668	6,038
Future policy benefits	$49,006	$52,962

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of operations:

	Premiums
	Nine months ended September 30,
(In millions)	2025	2024
Payout annuities with life contingencies	$190	$985
Whole life	145	154
Reconciling items[1]	16	24
Total premiums	$351	$1,163

	Interest expense
	Nine months ended September 30,
(In millions)	2025	2024
Payout annuities with life contingencies	$1,312	$1,353
Whole life	40	35
Reconciling items[1]	—	—
Total interest expense	$1,352	$1,388

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

During the nine months ended September 30, 2025, the present value of expected future policy benefits decreased by $775 million, which was driven by $3,406 million of benefit payments and $99 million related to the effect of actual to expected experience, offset by $1,366 million of interest accruals, an $808 million change in discount rate assumptions related to a decrease in market observable rates, a $244 million change in foreign exchange, $220 million of issuances and $131 million related to the effect of changes in cash flow assumptions.

During the nine months ended September 30, 2024, the present value of expected future policy benefits decreased by $430 million, which was driven by $3,421 million of benefit payments and $104 million related to the effect of changes in cash flow assumptions, offset by $1,405 million of interest accruals, $1,010 million of issuances, primarily pension group annuities, and an $832 million change in discount rate assumptions related to a decrease in market observable rates.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of operations:

	Nine months ended September 30,
(In millions)	2025	2024
Reserves	$8	$193
Deferred profit liability	(38)	(37)
Negative VOBA	38	(52)
Total remeasurement gains (losses)	$8	$104

During the nine months ended September 30, 2025 and 2024, Athene recorded reserve increases of $45 million and $15 million, respectively, on the condensed consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Nine months ended September 30, 2025
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	346	346
Interest accrual	7	136	143
Attributed fees collected	1	288	289
Benefit payments	(3)	(48)	(51)
Effect of changes in interest rates	7	109	116
Effect of changes in equity	—	(106)	(106)
Effect of actual policyholder behavior compared to expected behavior	2	81	83
Effect of changes in future expected policyholder behavior	(5)	(38)	(43)
Effect of changes in other future expected assumptions	3	(15)	(12)
Balance, end of period, before changes in instrument-specific credit risk	199	4,124	4,323
Effect of changes in instrument-specific credit risk	5	284	289
Balance at September 30, 2025	204	4,408	4,612
Less: Reinsurance recoverable	—	69	69
Balance at September 30, 2025, net of reinsurance	$204	$4,339	$4,543

Net amount at risk	$423	$17,195
Weighted-average attained age of contract holders (in years)	76	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2024
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	270	270
Interest accrual	8	143	151
Attributed fees collected	1	265	266
Benefit payments	(3)	(39)	(42)
Effect of changes in interest rates	(2)	(34)	(36)
Effect of changes in equity	—	(115)	(115)
Effect of actual policyholder behavior compared to expected behavior	5	64	69
Effect of changes in future expected policyholder behavior	(3)	88	85
Effect of changes in other future expected assumptions	—	(19)	(19)
Balance, end of period, before changes in instrument-specific credit risk	200	3,794	3,994
Effect of changes in instrument-specific credit risk	1	94	95
Balance at September 30, 2024	201	3,888	4,089
Less: Reinsurance recoverable	—	40	40
Balance at September 30, 2024, net of reinsurance	$201	$3,848	$4,049

Net amount at risk	$427	$15,221
Weighted-average attained age of contract holders (in years)	76	69

The following is a reconciliation of market risk benefits to the condensed consolidated statements of financial condition. Market risk benefit assets are included in other assets on the condensed consolidated statements of financial condition.

	September 30, 2025
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$204	$204
Indexed annuities	223	4,631	4,408
Total	$223	$4,835	$4,612

	September 30, 2024
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$201	$201
Indexed annuities	313	4,201	3,888
Total	$313	$4,402	$4,089

During the nine months ended September 30, 2025, net market risk benefit liabilities increased by $897 million, which was primarily driven by $346 million of issuances, $289 million in fees collected from policyholders, $143 million of interest accruals, $132 million of changes in instrument-specific credit risk and a $116 million change in interest rates, offset by $106 million of changes in equity.

During the nine months ended September 30, 2024, net market risk benefit liabilities increased by $716 million, which was primarily driven by $270 million of issuances, $266 million in fees collected from policyholders, and $151 million of interest accruals.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following summarizes the unobservable inputs for market risk benefits:

	September 30, 2025
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$4,612	Discounted cash flow	Nonperformance risk	0.4%	1.0%	0.9%	[1]	Decrease
			Option budget	0.5%	6.0%	2.6%	[2]	Decrease
			Surrender rate	3.7%	7.9%	5.2%	[2]	Decrease
			Utilization rate	28.6%	95.0%	86.1%	[3]	Increase

	September 30, 2024
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$4,089	Discounted cash flow	Nonperformance risk	0.5%	1.2%	1.1%	[1]	Decrease
			Option budget	0.5%	6.0%	2.2%	[2]	Decrease
			Surrender rate	3.3%	7.0%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.7%	[3]	Increase

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Profit Sharing Payable

Profit sharing payable, and those of consolidated VIEs, are recorded within accounts payable, accrued expenses, and other liabilities, and accounts payable, accrued expenses, and other liabilities of consolidated VIEs, respectively, in the condensed consolidated statements of financial condition. Profit sharing payable was $2.1 billion and $1.9 billion as of September 30, 2025 and December 31, 2024, respectively. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2025	$1,888
Profit sharing expense	576
Payments/other[1]	(409)
Profit sharing payable, September 30, 2025	$2,055
[1] Other includes profit sharing payable related to the Bridge acquisition during the third quarter of 2025.

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

11. Income Taxes

The Company’s income tax provision totaled $438 million and $317 million for the three months ended September 30, 2025 and 2024, respectively, and totaled $684 million and $1 billion for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective income tax rate was approximately 15.1% and 15.2% for the three months ended September 30, 2025 and 2024, respectively, and 13.9% and 17.5% for the nine months ended September 30, 2025 and 2024, respectively.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of September 30, 2025, the Company recorded $10 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would impact the effective tax rate. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States, the United Kingdom, and Bermuda. There are no material unremitted earnings with respect to the United Kingdom or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of September 30, 2025, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2021 through 2023 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2023. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2014 to 2023. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax years 2015 to 2022. There are other examinations ongoing in other state, local, and foreign jurisdictions in which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

On July 4, 2025, President Donald J. Trump signed into law H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA includes a broad range of tax reform provisions, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and expanding certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others. Certain provisions are effective starting in 2025, while others are not effective until 2026. The OBBBA is not currently anticipated to have a material impact on the Company’s income tax provision.

12. Debt

Company debt consisted of the following:

		September 30, 2025			December 31, 2024
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.40% 2026 Senior Notes[1,2]	May 27, 2026	$500	$500	[3]	$499	$496	[3]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	684	[3]	675	670	[3]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	497	463	[3]	497	439	[3]
6.38% 2033 Senior Notes[1,2]	November 15, 2033	493	552	[3]	492	542	[3]
5.15% 2035 Senior Notes[1,2]	August 12, 2035	494	503	[3]	—	—	[3]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	275	[3]	297	271	[3]
5.80% 2054 Senior Notes[1,2]	May 21, 2054	741	761	[3]	741	753	[3]
7.63% 2053 Subordinated Notes[1,2]	September 15, 2053	585	630	[4]	584	642	[4]
6.00% 2054 Subordinated Notes[1,2]	December 15, 2054	493	499	[3]	494	494	[3]
		4,775	4,867		4,279	4,307
Retirement Services
4.13% 2028 AHL Senior Notes[1]	January 12, 2028	1,038	998	[3]	1,050	976	[3]
6.15% 2030 AHL Senior Notes[1]	April 3, 2030	568	533	[3]	579	519	[3]
3.50% 2031 AHL Senior Notes[1]	January 15, 2031	518	475	[3]	520	452	[3]
6.65% 2033 AHL Senior Notes[1]	February 1, 2033	396	435	[3]	395	425	[3]
5.88% 2034 AHL Senior Notes[1]	January 15, 2034	585	628	[3]	584	608	[3]
3.95% 2051 AHL Senior Notes[1]	May 25, 2051	544	364	[3]	544	360	[3]
3.45% 2052 AHL Senior Notes[1]	May 15, 2052	504	330	[3]	504	322	[3]
6.25% 2054 AHL Senior Notes[1]	April 1, 2054	982	1,021	[3]	983	1,003	[3]
6.63% 2055 AHL Senior Notes[1]	May 19, 2055	979	1,071	[3]	—	—
6.63% 2054 AHL Subordinated Notes[1]	October 15, 2054	592	608	[3]	592	598	[3]
6.88% 2055 AHL Subordinated Notes[1]	June 28, 2055	592	615	[3]	—	—
7.25% 2064 AHL Subordinated Notes[1]	March 30, 2064	558	591	[4]	558	581	[4]
		7,856	7,669		6,309	5,844
Total Debt		$12,631	$12,536		$10,588	$10,151

[1] Interest rate is calculated as weighted average annualized.
[2] Includes note discounts, as applicable, totaling $47 million and $44 million as of September 30, 2025 and December 31, 2024, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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

Asset Management – Notes Issued and Repayments

On August 12, 2025, AGM issued $500 million aggregate principal amount of its 5.150% Senior Notes due 2035 (the “2035 Senior Notes”). The 2035 Senior Notes bear interest at a rate of 5.150% per annum and interest is payable semi-annually in arrears on February 12 and August 12 of each year, commencing on February 12, 2026. The 2035 Senior Notes will mature on August 12, 2035. On November 7, 2025, AGM issued an additional $350 million aggregate principal of its 2035 Senior Notes.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Also on November 7, 2025, AGM issued $400 million aggregate principal of its 4.600% Senior Notes due 2031 (the “2031 Senior Notes”). The 2031 Senior Notes will bear interest at a rate of 4.600% per annum and interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2026. The 2031 Senior Notes will mature on January 15, 2031.

In connection with the Bridge acquisition, Apollo assumed the outstanding debt of Bridge, including its outstanding senior notes. On September 12, 2025, AGM repaid in full $375 million of aggregate principal amount of the Bridge notes, and no amounts remained outstanding under the Bridge notes as of September 30, 2025.

The indentures governing the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2031 Senior Notes, the 2033 Senior Notes, the 2035 Senior Notes, the 2048 Senior Notes, the 2054 Senior Notes, the 2053 Subordinated Notes and the 2054 Subordinated Notes restrict the ability of AGM, AMH and the guarantors of the notes to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The indentures also provide for customary events of default.

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

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of September 30, 2025:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
Asset Management – AGM credit facility	N/A	November 21, 2029	Citibank	The borrowing capacity under the AGM credit facility is $1.25 billion, subject to being increased up to $1.5 billion in total.
Asset Management – Bridge credit facility	N/A	June 3, 2026	CIBC	The borrowing capacity under the Bridge credit facility is $150 million, subject to being increased up to $225 million in total.
Retirement Services – AHL credit facility	N/A	June 30, 2028	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total.
Retirement Services – AHL liquidity facility	N/A	June 26, 2026	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Asset Management – Credit Facility

On November 21, 2024, AGM and AMH, as parent borrower and subsidiary borrower, respectively, entered into a $1.25 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on November 21, 2029 (“AGM credit facility”). As of September 30, 2025, AGM and AMH, as borrowers under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AGM and AMH were in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the AGM credit facility and the Company was in compliance with all financial covenants under the facility.

Asset Management – Bridge Credit Facility

In connection with the Bridge acquisition, Apollo assumed outstanding debt of Bridge, including the amended revolving credit agreement with CIBC as administrative agent (“Bridge credit facility”). The Bridge credit facility provides for revolving credit commitments of up to $150 million, with the ability to increase aggregate commitments up to an additional $75 million, and has a maturity date of June 3, 2026. The Bridge credit facility contains various standard covenants with which it must comply. As of September 30, 2025, there were no amounts outstanding under the Bridge credit facility and Bridge was in compliance with all financial covenants under the facility.

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

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the AHL credit facility. As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all financial covenants under the facility.

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

Interest accrues on outstanding borrowings at the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on AARe’s financial strength rating. Rates and terms are as defined in the AHL liquidity facility. As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the AHL liquidity facility and Athene was in compliance with all financial covenants under the facility.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Asset Management	$64	$55	$184	$159
Retirement Services[1]	102	65	260	174
Total Interest Expense	$166	$120	$444	$333

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

The Company grants both service-based and performance-based awards. The estimated total grant date fair value for service-based awards is charged to compensation expense on a straight-line basis over the vesting period, which is generally one to five years from the date of grant. Performance-based awards are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance metrics are met or deemed probable. Equity-based awards that do not require future service are expensed immediately.

For the three months ended September 30, 2025 and 2024, the Company recorded compensation expense of $208 million and $136 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded compensation expense of $523 million and $478 million, respectively. As of September 30, 2025, there was $756 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Service-Based Awards

During the nine months ended September 30, 2025 and 2024, the Company awarded 3.9 million and 3.5 million of service-based RSUs, with a grant date fair value of $588 million and $378 million, respectively. In connection with the Bridge acquisition, the Company converted certain outstanding Bridge equity awards into 0.2 million unvested service-based RSUs with a fair value of $26 million.

During the three months ended September 30, 2025 and 2024, the Company recorded compensation expense on service-based RSUs of $141 million and $95 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded compensation expense on service-based RSUs of $384 million and $296 million, respectively.

Performance-Based Awards

During the nine months ended September 30, 2025, there were no performance-based RSUs awarded. During the nine months ended September 30, 2024, the Company awarded 0.9 million of performance-based RSUs, with a grant date fair value of $89 million, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated compensation expense.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended September 30, 2025 and 2024, the Company recorded compensation expense on performance-based awards of $15 million and $31 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded compensation expense on performance-based awards of $52 million and $138 million, respectively.

In December 2021, the Company awarded one-time grants to the then Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics. The Company records approximately $14 million and $6 million of compensation expense each quarter for these service-based and performance-based awards, respectively.

The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2025	14,635,028	$70.03	21,337,132	35,972,160
Granted [1]	3,810,646	152.18	266,661	4,077,307
Forfeited	(172,923)	107.41	(44)	(172,967)
Vested	(2,869,383)	89.39	2,869,383	—
Issued	—	—	(8,084,808)	(8,084,808)
Balance at September 30, 2025	15,403,368	$80.23	16,388,324	31,791,692
1 Includes 0.2 million unvested RSUs assumed as part of the Bridge acquisition.

Restricted Stock Awards

The Company also grants certain restricted stock awards tied to profit sharing arrangements. During the nine months ended September 30, 2025 and 2024, the Company awarded 0.2 million and 0.2 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $35 million and $25 million, respectively.

During the three months ended September 30, 2025 and 2024, the Company recorded compensation expense related to restricted stock awards from profit sharing arrangements of $12 million and $9 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded compensation expense related to restricted stock awards from profit sharing arrangements of $30 million and $31 million, respectively.

Additionally, in connection with the Bridge acquisition, the Company converted certain outstanding Bridge equity awards into 0.6 million unvested service-based restricted stock awards with a fair value of $83 million. During the three months ended September 30, 2025, the Company recognized $32 million of compensation expense for awards that do not require future service.

14. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three and nine months ended September 30, 2025 and 2024, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding adjustment to retained earnings (accumulated deficit).

On January 3, 2022, the Company announced a share repurchase program, pursuant to which, the Company was authorized to repurchase (i) up to an aggregate of $1.5 billion of shares of its common stock in order to opportunistically reduce its share

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The table below outlines the share activity for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	8,493,885	7,352,428
Reduction of shares of common stock issued[2]	(3,411,169)	(2,404,677)
Shares of common stock purchased related to share issuances and forfeitures[3]	—	(149,002)
Issuance of shares of common stock for equity-based awards	5,082,716	4,798,749

[1] The gross value of shares issued was $1,361 million and $789 million for the nine months ended September 30, 2025 and 2024, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Cash paid for tax liabilities associated with net share settlement was $561 million and $310 million for the nine months ended September 30, 2025 and 2024, respectively.
[3] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the nine months ended September 30, 2024, Apollo issued 228,392 of such restricted shares and 149,002 of such RSUs under the Equity Plan, respectively.

During the nine months ended September 30, 2025 and 2024, 3,850,000 and 7,267,000 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase programs discussed above, and such shares were subsequently canceled by the Company. The Company paid $533 million and $788 million for these open market share repurchases during the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, the Company issued 540,177 shares of common stock in settlement of a deferred consideration obligation. During the second quarter of 2024, the Company issued 742,742 shares of common stock in settlement of a share-based contingent consideration.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Convertible Preferred Stock, with subsequent quarterly cash dividends expected to be $0.8438 per share of Mandatory Convertible Preferred Stock.

Unless converted earlier in accordance with its terms, each share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be July 31, 2026, into between 0.5063 shares and 0.6075 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations related to the Mandatory Convertible Preferred Stock (the “Certificate of Designations”). The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to July 31, 2026.

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

During the nine months ended September 30, 2025 and 2024, 100 and 235 shares of the Mandatory Convertible Preferred Stock were converted at the option of the respective holders. As of September 30, 2025 and December 31, 2024, there were 28,749,665 and 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding, respectively.

Warrants

In 2022, the Company issued warrants in a private placement exercisable for up to 12.5 million shares of common stock at an exercise price of $82.80 per share. As of September 30, 2025, warrants exercisable for 7.4 million shares of common stock were vested and exercisable. In April 2025, the Company issued 1,080,041 shares of common stock in relation to a cashless exercise of 2.6 million vested warrants issued in 2022. The remaining warrants exercisable for 2.5 million shares of common stock will become exercisable in the first quarter of 2026. As of September 30, 2025, pursuant to certain anti-dilution provisions, the exercise price for the warrants was adjusted to $82.73.

In November 2024, the Company issued warrants in a private placement exercisable for up to 2.9 million shares of common stock at an exercise price of $173.51 per share. The warrants are exercisable on the issuance date and each of the first, second, third, fourth, fifth and sixth anniversaries thereof. As of September 30, 2025, warrants exercisable for 0.4 million shares of common stock were vested and exercisable. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” The warrants will expire on the seventh anniversary of the issuance date, with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

Donor-Advised Fund

In February 2025, the Company established a donor-advised fund (the “Apollo DAF”) as part of its ongoing commitment to philanthropy. The Company issued 1,213,003 shares of common stock in February 2025 to fund the Apollo DAF.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data).

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution Equivalents on Participating Securities
February 8, 2024	$0.43	February 29, 2024	$245	$14
May 2, 2024	0.46	May 31, 2024	263	16
August 1, 2024	0.46	August 30, 2024	262	15
November 5, 2024	0.46	November 29, 2024	262	15
Year ended December 31, 2024	$1.81		$1,032	$60
February 4, 2025	$0.46	February 28, 2025	$264	$14
May 2, 2025	0.51	May 30, 2025	292	14
August 5, 2025	0.51	August 29, 2025	291	15
Nine months ended September 30, 2025	$1.48		$847	$43

Accumulated Other Comprehensive Income (Loss)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2025	$(7,384)	$(270)	$(26)	$4,043	$(115)	$59	$(3,693)
Other comprehensive income (loss) before reclassifications	1,964	(5)	75	(235)	(113)	(40)	1,646
Less: Reclassification adjustments for gains (losses) realized[1]	(90)	(1)	8	—	—	—	(83)
Less: Income tax expense (benefit)	424	1	14	(52)	(24)	(7)	356
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	329	(8)	16	(144)	(17)	(4)	172
Balance at September 30, 2025	$(6,083)	$(267)	$11	$4,004	$(187)	$30	$(2,492)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2024	$(9,674)	$(277)	$(82)	$4,218	$5	$(10)	$(5,820)
Other comprehensive income (loss) before reclassifications	5,143	(22)	225	(2,263)	(93)	61	3,051
Less: Reclassification adjustments for gains (losses) realized[1]	(348)	(8)	4	—	—	—	(352)
Less: Income tax expense (benefit)	1,122	(3)	47	(472)	(20)	8	682
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	886	7	60	(596)	(9)	26	374
Balance at September 30, 2024	$(6,191)	$(295)	$32	$3,023	$(59)	$17	$(3,473)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,174)	$(284)	$(119)	$4,235	$(103)	$(49)	$(5,494)
Other comprehensive income (loss) before reclassifications	4,560	26	315	(808)	(132)	184	4,145
Less: Reclassification adjustments for gains (losses) realized[1]	(358)	(4)	27	—	—	—	(335)
Less: Income tax expense (benefit)	1,004	6	60	(168)	(28)	21	895
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	823	7	98	(409)	(20)	84	583
Balance at September 30, 2025	$(6,083)	$(267)	$11	$4,004	$(187)	$30	$(2,492)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,675)	$(289)	$(81)	$3,458	$3	$9	$(5,575)
Other comprehensive income (loss) before reclassifications	3,528	(19)	264	(832)	(87)	22	2,876
Less: Reclassification adjustments for gains (losses) realized[1]	(237)	(14)	35	—	—	—	(216)
Less: Income tax expense (benefit)	776	(1)	49	(176)	(18)	4	634
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	505	2	67	(221)	(7)	10	356
Balance at September 30, 2024	$(6,191)	$(295)	$32	$3,023	$(59)	$17	$(3,473)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended September 30,		Nine months ended September 30,
(In millions, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$1,712	$787	$2,735	$3,018
Dividends declared on common stock[1]	(291)	(262)	(847)	(770)
Dividends on participating securities[2]	(15)	(15)	(43)	(45)
Earnings allocable to participating securities	(33)	(14)	(43)	(59)
Undistributed income (loss) attributable to common stockholders: Basic	1,373	496	1,802	2,144
Dilution effect on distributable income attributable to Mandatory Convertible Preferred Stock	24	—	—	—
Undistributed income (loss) attributable to common stockholders: Diluted	$1,397	$496	$1,802	$2,144
Denominator:
Weighted average number of shares of common stock outstanding: Basic	589,380,547	585,382,685	587,778,565	586,921,189
Dilution effect of Mandatory Convertible Preferred Stock	14,555,555	—	—	—
Dilution effect of options	813,844	1,029,658	944,536	1,057,400
Dilution effect of warrants	3,074,820	2,129,471	3,492,105	1,929,163
Weighted average number of shares of common stock outstanding: Diluted	607,824,766	588,541,814	592,215,206	589,907,752
Net income (loss) per share of common stock: Basic
Distributed income	$0.51	$0.46	$1.48	$1.35
Undistributed income (loss)	2.31	0.84	3.03	3.61
Net income (loss) per share of common stock: Basic	$2.82	$1.30	$4.51	$4.96
Net income (loss) per share of common stock: Diluted
Distributed income	$0.51	$0.46	$1.48	$1.35
Undistributed income (loss)	2.27	0.83	2.99	3.59
Net income (loss) per share of common stock: Diluted	$2.78	$1.29	$4.47	$4.94

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the anti-dilutive securities:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Weighted average unvested RSUs	12,857,789	14,405,628	12,448,596	14,282,686
Weighted average unexercised warrants	414,286	—	414,286	—
Weighted average Mandatory Convertible Preferred Stock	—	14,531,793	14,547,206	14,528,276
Weighted average unvested restricted shares	1,324,874	1,249,388	1,213,591	1,371,113

16. Related Parties

Asset Management

Due from/to related parties

Due from/to related parties includes:
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

Due from/to related parties consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
Due from Related Parties:
Due from funds[1]	$728	$430
Due from portfolio companies	57	48
Due from employees and former employees	107	106
Total Due from Related Parties[2]	$892	$584
Due to Related Parties:
Due to TRA holders	$767	$406
Due to funds	217	229
Due to portfolio companies	185	75
Total Due to Related Parties	$1,169	$710

[1] Includes $14 million and $27 million as of September 30, 2025 and December 31, 2024, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

[2] Includes due from related parties of certain consolidated VIEs.

Tax Receivable Agreements

All Apollo Operating Group entities have made an election under Section 754 of the U.S. Internal Revenue Code (“IRC”). The election results in an increase to the tax basis of underlying assets which will reduce the amount of gain and associated tax that AGM and its subsidiaries will otherwise be required to pay in the future.

The Apollo TRA provides for payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash tax savings, if any, in U.S. federal, state, local and foreign income taxes the Company realizes as a result of the increases in tax basis of assets resulting from exchanges of AOG Units for Class A shares that have occurred in prior years. AGM and its subsidiaries retain the benefit of the remaining 15% of actual cash tax savings. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date.

In connection with its IPO in 2024, Bridge entered into a tax receivable agreement with certain equity holders in its business which was amended and restated in connection with the Bridge acquisition. Under the Bridge TRA, the Company is obligated

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
to make payments to Bridge TRA holders based on 85% of the tax benefits realized from the acquisition. The Company recorded a $366 million increase to the TRA liability due under the Bridge TRA.

As of September 30, 2025, both Apollo and Bridge TRA holders no longer own any operating units that could be exchanged pursuant to the Apollo TRA and Bridge TRA, respectively.

Due from Employees and Former Employees

As of September 30, 2025 and December 31, 2024, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of September 30, 2025 and December 31, 2024, the balance includes interest-bearing employee loans receivable of $8 million and $4 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid on a specified date, either during the relevant employee’s tenure or at the date of the relevant employee’s resignation, in accordance with the contractual terms of each respective loan arrangement.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $92 million and $94 million at September 30, 2025 and December 31, 2024, respectively.

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

Apollo recorded an indemnification liability of $0.4 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

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

Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $201 million and $213 million as of September 30, 2025 and December 31, 2024, respectively.

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). AAM and its subsidiaries had equity commitments outstanding to Athora of up to $82 million as of September 30, 2025, subject to certain conditions. On July 3, 2025, AAM made a conditional commitment to invest, or cause one or more of its affiliates to invest, in Athora for up to an additional $2.0 billion, in connection with Athora’s agreement to acquire a UK insurer (the “Athora transaction”). The Athora transaction remains subject to closing conditions, including receipt of regulatory approvals. The amount ultimately funded pursuant to the conditional commitment, and sources of funding, are subject to change as a result of an anticipated capital raise by Athora between signing and closing of the Athora transaction. See “—Athora” in the Retirement Services section below for details on Athene’s conditional commitments to Athora.

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of September 30, 2025. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of September 30, 2025.

Retirement Services

AAA

Athene consolidates AAA as a VIE and AAA holds the majority of Athene’s alternative investment portfolio. Apollo established AAA to provide a single vehicle through which investors may participate in a portfolio of alternative investments, including those managed by Apollo. Additionally, the Company believes AAA enhances its ability to increase alternative assets under management by raising capital from third parties, which allows it to achieve greater scale and diversification for alternatives. During the third quarter of 2024, AAA underwent a restructuring which resulted in a change in consolidation that reduced Athene’s non-controlling interests by $1.1 billion and did not represent a withdrawal from AAA.

Athora

Athene had an amended and restated cooperation agreement with Athora, which was terminated effective August 5, 2025. Pursuant to this agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene had the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, and (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets. As of August 5, 2025, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes Athene’s investments in Athora:

(In millions)	September 30, 2025	December 31, 2024
Investment fund	$1,162	$1,033
Non-redeemable preferred equity and corporate debt securities	316	277
Total investment in Athora	$1,478	$1,310

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Additionally, as of September 30, 2025 and December 31, 2024, Athene had $65 million and $57 million, respectively, of funding agreements outstanding to Athora. As of September 30, 2025, Athene had commitments to make additional investments in Athora of $2.7 billion, which primarily relate to a conditional commitment made in connection with the Athora transaction. See “—Athora” in the Asset Management section above for further details on the Athora transaction.

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, through its investment in AAA and, as of September 30, 2025 and December 31, 2024, Athene held $4.6 billion and $3.2 billion, respectively, of AFS securities issued by Atlas or its affiliates. Athene also held $724 million of reverse repurchase agreements issued by Atlas as of December 31, 2024, which matured during the nine months ended September 30, 2025. As of September 30, 2025, Athene had commitments to make additional investments in Atlas of $1.4 billion. Additionally, see note 17 for further information on assurance letters issued in support of Atlas.

Catalina

Athene has a strategic modco reinsurance agreement with certain affiliates of Catalina Holdings (Bermuda) Ltd. (together with its subsidiaries, “Catalina”) to cede certain inforce funding agreements. Athene elected the fair value option on this agreement and had a liability of $136 million and $221 million as of September 30, 2025 and December 31, 2024, respectively, which is included in other liabilities on the condensed consolidated statements of financial condition. Athene also has a modco reinsurance agreement with Catalina to cede a quota share of retail deferred annuity products. As of September 30, 2025 and December 31, 2024, Athene had a reinsurance recoverable balance of $5.9 billion and $4.3 billion, respectively, related to this agreement.

Skylign

Athene has investments in Skylign Aviation Holdings, LP (“Skylign”), a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through AAA. As of September 30, 2025 and December 31, 2024, Athene directly held $1.4 billion and $1.6 billion, respectively, of Skylign senior notes, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene had commitments to make additional investments in Skylign of $159 million as of September 30, 2025.

Venerable

VA Capital Company LLC (“VA Capital”) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable. Athene also has coinsurance and modco agreements with VIAC, which is a subsidiary of Venerable. VIAC is a related party due to Athene’s minority equity investment in VA Capital, which is included in investments in related parties on the condensed consolidated statements of financial condition. Athene also has AFS securities and term loans receivable issued by Venerable. Athene’s investments in VA Capital and Venerable are summarized below.

(In millions)	September 30, 2025	December 31, 2024
AFS securities	$106	$—
Investment fund	223	178
Other investments	345	331
Total investments in VA Capital and Venerable	$674	$509

Additionally, Athene consolidates AP Violet ATH Holdings, L.P. and its investment primarily represents an interest in VA Capital, which was $140 million and $106 million as of September 30, 2025 and December 31, 2024, respectively.

Wheels

Athene invests in Wheels Inc. (“Wheels”) indirectly through its investment in AAA. As of September 30, 2025 and December 31, 2024, Athene also directly held $1.0 billion and $1.0 billion, respectively, of AFS securities issued by Wheels, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene also had commitments to make additional investments in Wheels of $37 million as of September 30, 2025.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Apollo/Athene Dedicated Investment Programs

Athene’s subsidiary, ACRA 1 is partially owned by ADIP I, a series of funds managed by Apollo. Athene’s subsidiary, ALRe, directly holds 37% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63% of the economic interests. Athene’s subsidiary, ACRA 2, is partially owned by ADIP II, a fund managed by Apollo. ADIP II owns 63% of the economic interests in ACRA 2, with ALRe directly owning the remaining 37% of the economic interests. ALRe holds all of ACRA 2’s voting interests.

Athene received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Contributions from ADIP	$158	$126	$284	$831
Distributions to ADIP	(64)	(95)	(254)	(603)

As of September 30, 2025 and December 31, 2024, Athene held investments in ADIP of $236 million and $238 million, respectively, which are accounted for as equity method investments and included in investments in related parties on the condensed consolidated statements of financial condition. As of September 30, 2025, Athene had commitments to make additional investments in ADIP of $320 million.

17. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $555 million as of September 30, 2025 related to the funds it manages. Separately, Athene had commitments to make investments, inclusive of related party commitments discussed previously and those of its consolidated VIEs, of $38.8 billion as of September 30, 2025. Athene’s commitments primarily include capital contributions to investment funds and mortgage loan commitments. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2025 and that could be reversed approximates $6.0 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of September 30, 2025, AGS had unfunded contingent commitments of $248 million outstanding related to such offerings. The commitments expired in October 2025 with no funding on the part of Apollo.

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

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.5 billion. The revolving credit facility, which has a final maturity date of October 16, 2026, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of September 30, 2025, the Apollo Capital Markets Partnership had funded commitments of $2.7 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $58 million and $67 million as of September 30, 2025 and December 31, 2024, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense within compensation and benefits in the condensed consolidated statements of operations.

Indemnifications and Contingent Performance Guarantees

In connection with the Bridge acquisition and consistent with standard business practices, Bridge has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for Bridge. Bridge’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against Bridge or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheet as of September 30, 2025. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

The Company may incur contingent liabilities for claims that may be made against it in the future. Bridge enters into contracts that contain a variety of representations, warranties and covenants. For example, Bridge and certain Bridge funds have provided non-recourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, environmental indemnities, mechanics liens, and other performance guarantees. The aggregate notional amount of loans that Bridge provided contingent performance guarantees for under these arrangements is $758 million, and the Company’s liabilities for these matters would require a claim to be made against the Company in the future.

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2025 and December 31, 2024, Athene had $21.0 billion and $15.6 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Athene has a FABN program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of September 30, 2025 and December 31, 2024, Athene had $34.9 billion and $24.1 billion, respectively, of FABN funding agreements outstanding. Athene had $10.1 billion of board-authorized FABN capacity remaining as of September 30, 2025.

Athene also issues secured and other funding agreements. Secured funding agreements issued under Athene’s funding agreement backed repurchase agreement (“FABR”) programs involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from Athene. As of September 30, 2025 and December 31, 2024, Athene had $27.1 billion and $14.8 billion, respectively, of secured and other funding agreements outstanding, of which $21.0 billion and $12.0 billion were issued under the FABR program, respectively, and $6.1 billion and $2.8 billion were direct funding agreements, respectively.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s restricted investments and cash balances included on the condensed consolidated statements of financial condition are as follows:

(In millions)	September 30, 2025	December 31, 2024
AFS securities	$57,470	$46,337
Trading securities	3,444	1,665
Equity securities	221	286
Mortgage loans	39,843	27,883
Investment funds	294	777
Derivative assets	174	91
Short-term investments	—	2
Other investments	1,779	1,507
Restricted cash and cash equivalents	2,784	953
Total restricted assets	$106,009	$79,501

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.1 billion as of September 30, 2025. These letters of credit were issued for Athene’s reinsurance program and have expirations through June 19, 2028.

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

On December 21, 2017, several entities referred to collectively as “Harbinger” commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
complaint named as defendants AAM, and funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”), among others. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology. The complaint further alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020). The complaint added eight new defendants and three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy CCTV One Four Holdings, LLC (“CCTV”) to support SkyTerra’s network even though they allegedly knew that the network had material defects. On November 23, 2020, Defendants filed in bankruptcy court a motion to reopen LightSquared’s bankruptcy proceedings, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the bankruptcy court on the bankruptcy motion. On February 1, 2021, the bankruptcy court denied the bankruptcy motion. Defendants filed their motions to dismiss the New York Supreme Court action on March 31, 2021, which were granted in part and denied in part on May 23, 2023. The court granted in full the Defendants’ motions to dismiss Harbinger’s complaint as time-barred and denied as moot the Defendants’ motion to dismiss the complaint for failure to state a claim. On March 18, 2025, the New York Supreme Court Appellate Division, First Department affirmed the court’s ruling. On April 17, 2025, plaintiffs filed a motion for re-argument or, in the alternative, leave to appeal to the Court of Appeals, which the First Department denied on July 24, 2025. On August 25, 2025, Harbinger filed a motion for leave to appeal to the Court of Appeals. On September 22, 2025, Apollo filed its opposition to Harbinger’s motion for leave to appeal. Apollo believes the claims in this action are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserted claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserted a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim against PlayAGS and two of PlayAGS’s executives to proceed. On February 13, 2024, the Court dismissed the entire case against all defendants, with prejudice, and instructed the clerk of the court to close the case. On March 27, 2025, the U.S. Court of Appeals for the Ninth Circuit affirmed, in full, the District Court’s dismissal of claims against all defendants. On May 9, 2025, plaintiffs filed a petition for rehearing en banc. On June 6, 2025, the panel unanimously voted to deny the petition for rehearing en banc. Plaintiffs’ time to challenge the panel’s denial of the petition for rehearing en banc has expired.

On August 17, 2023, a purported stockholder of AGM filed a shareholder derivative complaint (the “Original Complaint”) in the Court of Chancery of the State of Delaware against current AGM directors Marc Rowan, Scott Kleinman, and James Zelter, former AGM directors Alvin Krongard, Michael Ducey, and Pauline Richards, Apollo Former Managing Partners Leon Black and Joshua Harris, and, as a nominal defendant, AGM. The action is captioned Anguilla Social Security Board vs. Black et al., C.A. No. 2023-0846-JTL and challenges the $570 million payments being made to the Former Managing Partners and Contributing Partners in connection with the elimination of the Up-C structure that was in place prior to Apollo’s merger with Athene. As previously disclosed in Apollo’s SEC filings, this purported stockholder previously had sought and received documents relating to the transaction pursuant to Section 220 of the Delaware General Corporation Law. The Original Complaint alleged that the challenged payments amount to corporate waste, that the Former Managing Partners and Contributing Partners received payments in connection with the Corporate Recapitalization that exceed fair value and therefore breached their fiduciary duties, and that the independent conflicts committee of the AAM board of directors (which then consisted of Mr. Krongard, Mr. Ducey, and Ms. Richards) that negotiated the elimination of the TRA breached their fiduciary duties. The Original Complaint alleged that pre-suit demand was futile because a majority of AGM’s board is either not independent from the Former Managing Partners or face a substantial likelihood of liability in light of the challenges to the transaction. The Original Complaint sought, among other things, declaratory relief, unspecified monetary damages, interest, restitution, disgorgement, injunctive relief, costs, and attorneys’ fees. On November 16, 2023, the defendants moved to dismiss the Original Complaint on the basis that, among other things, the plaintiff failed to make a pre-suit demand on the Apollo board

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
of directors. On February 9, 2024, the plaintiff filed an amended complaint (the “Amended Complaint”) that adds new factual allegations but names the same defendants, asserts the same causes of action, and seeks the same relief as the Original Complaint. The Amended Complaint alleges that pre-suit demand was futile for the same reasons alleged in the Original Complaint. On April 25, 2024, the defendants moved to dismiss the Amended Complaint. On September 20, 2024, the Court of Chancery denied the defendants’ motion to dismiss. AGM and the defendants filed answers to the Amended Complaint on November 25, 2024. On October 28, 2024, the AGM board of directors adopted resolutions forming a Special Litigation Committee (the “SLC”) comprising directors whom the board determined to be independent and disinterested. The AGM board of directors delegated to the SLC, among other things, the full and exclusive power and authority of the board to investigate, review and evaluate the facts and circumstances asserted in the litigation and determine whether pursuing the litigation is in the best interests of AGM and its stockholders. Pursuant to an order of the court, all proceedings in the litigation are stayed until November 21, 2025, to allow the SLC to complete its investigation. No reasonable estimate of possible loss, if any, can be made at this time.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents financial data for the Company’s reportable segments.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Asset Management
Management fees[1]	$863	$710	$2,449	$2,034
Capital solutions fees and other, net	212	159	582	508
Fee-related performance fee	73	57	190	155
Fee-related compensation	(304)	(238)	(842)	(698)
Other operating expenses	(192)	(157)	(541)	(490)
Fee Related Earnings	652	531	1,838	1,509

Retirement Services
Fixed income and other net investment income	3,423	2,806	9,516	7,893
Alternative net investment income	321	236	955	670
Strategic capital management fees	35	27	96	76
Cost of funds	(2,661)	(1,983)	(7,341)	(5,586)
Other operating expenses	(107)	(112)	(328)	(342)
Interest and other financing costs	(140)	(118)	(402)	(328)
Spread Related Earnings	871	856	2,496	2,383

Principal Investing
Realized performance fees	201	331	610	600
Realized investment income	18	17	59	42
Principal investing compensation	(155)	(253)	(511)	(464)
Other operating expenses	(14)	(17)	(47)	(46)
Principal Investing Income	50	78	111	132

Segment Income	$1,573	$1,465	$4,445	$4,024

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Segment Revenue
Asset Management[1]	$1,148	$926	$3,221	$2,697
Retirement Services	3,779	3,069	10,567	8,639
Principal Investing	219	348	669	642
Total Segment Revenue	$5,146	$4,343	$14,457	$11,978

(In millions)	September 30, 2025	December 31, 2024
Segment Assets
Asset Management	$5,004	$2,286
Retirement Services	420,289	355,683
Principal Investing	11,344	10,473
Total Assets	$436,637	$368,442

[1] Includes intersegment management fees from Retirement Services of $351 million and $1,070 million for the three and nine months ended September 30, 2025 respectively, and $320 million and $890 million for the three and nine months ended September 30, 2024, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents the reconciliation of Segment Income and Segment Revenue to income (loss) before income tax (provision) benefit and total revenues reported in the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Segment Income	$1,573	$1,465	$4,445	$4,024
Asset Management Adjustments:
Equity-based profit sharing expense[1,5]	(35)	(41)	(103)	(180)
Equity-based compensation	(112)	(72)	(313)	(230)
Net (income) loss attributable to non-controlling interests in consolidated entities	783	975	1,598	1,675
Unrealized performance fees[5]	207	(141)	298	213
Unrealized profit sharing expense[5]	(36)	65	(98)	(129)
HoldCo interest and other financing costs[2]	(33)	(21)	(103)	(51)
Unrealized principal investment (income) loss[5]	(4)	4	5	14
Unrealized net (gains) losses from investment activities[5]	54	13	(300)	9
Transaction-related costs, restructuring and other non-operating expenses[3]	(86)	(60)	(432)	(178)
Retirement Services Adjustments:
Investment gains (losses), net of offsets	463	628	105	482
Non-operating change in insurance liabilities and related derivatives[4]	174	(513)	(44)	363
Integration, restructuring and other non-operating expenses	(36)	(204)	(98)	(265)
Equity-based compensation	(13)	(12)	(35)	(36)
Income (loss) before income tax (provision) benefit	$2,899	$2,086	$4,925	$5,711

[1] Equity-based profit sharing expense includes stock-based grants that are tied to realized performance within the Principal Investing segment.
[2] Represents interest and other financing costs related to AGM not attributable to any specific segment.
[3] Transaction-related costs, restructuring and other non-operating expenses includes: (a) contingent consideration, certain equity-based charges, amortization of intangible assets and certain other expenses associated with acquisitions; (b) gains (losses) from changes in the tax receivable agreement liability; (c) merger-related transaction and integration costs associated with Company’s merger with Athene and (d) other non-operating expenses, including the issuance of shares of AGM common stock for charitable contributions. In the nine months ended September 30, 2025, other non-operating expenses includes $200 million in charitable contributions related to the issuance of shares to the Apollo DAF in February 2025.

[4] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

[5] Represents adjustments that primarily impact the Principal Investing segment.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Segment Revenues	$5,146	$4,343	$14,457	$11,978
Asset Management Adjustments:
Adjustments related to consolidated funds and VIEs[1]	249	190	501	414
Performance fees[2]	206	(139)	302	219
Principal investment income (loss)[2]	2	14	4	28
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	248	98	554	317
Retirement Services Adjustments:
Premiums, product charges, investment related gains (losses) and other retirement services revenue[3]	2,669	2,198	2,619	5,010
Change in fair value of reinsurance assets	75	11	203	58
Forward points adjustment on FX derivative hedges	(33)	(30)	(83)	(113)
Held-for-trading amortization	66	30	135	73
Reinsurance impacts	44	54	123	173
ACRA non-controlling interests on net investment earnings	1,250	1,011	3,483	2,800
Other retirement services adjustments	(99)	(7)	(113)	(126)
Total Revenues	$9,823	$7,773	$22,185	$20,831

[1] Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

[2] Represents adjustments that primarily impact the Principal Investing segment.
[3] Refer to the condensed consolidated statement of operations for a breakout of individual items.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	September 30, 2025	December 31, 2024
Total reportable segment assets	$436,637	$368,442
Adjustments[1]	12,906	9,453
Total assets	$449,543	$377,895

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

19. Subsequent Events

Dividends

On November 4, 2025, the Company declared a cash dividend of $0.51 per share of common stock, which will be paid on November 28, 2025 to holders of record at the close of business on November 17, 2025.

On November 4, 2025, the Company also declared and set aside for payment a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on January 31, 2026 to holders of record at the close of business on January 15, 2026.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries[1]	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$2,768	$—	$—	$2,768
Restricted cash and cash equivalents	19	—	—	19
Investments	6,779	—	(491)	6,288
Assets of consolidated variable interest entities
Cash and cash equivalents	13	435	—	448
Investments	463	4,291	(108)	4,646
Due from related parties	21	—	—	21
Other assets	28	245	(159)	114
Due from related parties	963	—	(92)	871
Goodwill	1,828	—	—	1,828
Other assets	3,466	—	—	3,466
	16,348	4,971	(850)	20,469
Retirement Services
Cash and cash equivalents	14,183	—	—	14,183
Restricted cash and cash equivalents	2,767	—	—	2,767
Investments	312,641	—	(283)	312,358
Investments in related parties	50,586	—	(16,946)	33,640
Assets of consolidated variable interest entities
Cash and cash equivalents	16	1,000	—	1,016
Investments	1,630	25,434	(178)	26,886
Other assets	7	286	—	293
Reinsurance recoverable	9,948	—	—	9,948
Deferred acquisition costs, deferred sales inducements and value of business acquired	8,370	—	—	8,370
Goodwill	4,072	—	—	4,072
Other assets	16,069	—	(528)	15,541
	420,289	26,720	(17,935)	429,074
Total Assets	$436,637	$31,691	$(18,785)	$449,543

				(Continued)

	September 30, 2025
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries[1]	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$4,326	$—	$—	$4,326
Due to related parties	1,293	—	(124)	1,169
Debt	4,775	—	—	4,775
Liabilities of consolidated variable interest entities
Debt, at fair value	—	176	(176)	—
Accounts payable, accrued expenses, and other liabilities	147	3,047	(90)	3,104
	10,541	3,223	(390)	13,374
Retirement Services
Interest sensitive contract liabilities	309,737	—	—	309,737
Future policy benefits	49,006	—	—	49,006
Market risk benefits	4,835	—	—	4,835
Debt	7,856	—	—	7,856
Payables for collateral on derivatives and securities to repurchase	9,066	—	—	9,066
Other liabilities	14,180	—	—	14,180
Liabilities of consolidated variable interest entities
Other liabilities	31	1,669	(8)	1,692
	394,711	1,669	(8)	396,372
Total Liabilities	405,252	4,892	(398)	409,746
Commitments and Contingencies (note 17)
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	16,885	40	—	16,925
Retained earnings (accumulated deficit)	7,400	18,455	(18,549)	7,306
Accumulated other comprehensive income (loss)	(2,487)	30	(35)	(2,492)
Total AGM Stockholders’ Equity	23,196	18,525	(18,584)	23,137
Non-controlling interests	8,189	8,274	197	16,660
Total Equity	31,385	26,799	(18,387)	39,797
Total Liabilities and Equity	$436,637	$31,691	$(18,785)	$449,543

				(Concluded)
[1] Certain investment managers and general partners of the funds managed by the Company are VIEs. Such investment managers and general partners have other equity investors at risk that do not have the ability to make significant decisions related to the entity’s operations. The assets and liabilities of such VIEs are presented within Apollo Global Management, Inc. and Consolidated Subsidiaries.

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
Commitments and Contingencies (note 17)
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

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the United States through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of September 30, 2025, Apollo had a team of 6,104 employees, including 1,997 employees of Athene and 609 employees of Bridge.

Asset Management

Our Asset Management segment focuses on credit and equity investing strategies. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of September 30, 2025, we had total AUM of $908 billion.

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

Credit

Credit is our largest asset management strategy with $723 billion of AUM as of September 30, 2025. Our credit strategy spans third-party strategies and Apollo’s retirement services business across four main investment pillars: direct origination, asset-backed, multi credit and opportunistic credit. Our credit strategy provides flexible, scaled and diverse capital solutions across the entire credit risk-return spectrum, with a focus on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage.

Equity

Our equity strategy managed $185 billion of AUM as of September 30, 2025. Across our equity strategy, we maintain our focus on creative structuring and sourcing while working with the management teams of the portfolio companies of the Apollo-managed funds to help transform and grow their businesses. Our flexible mandate and purchase price discipline allow us to embrace complexity and seek attractive outcomes for our stakeholders. Apollo’s equity team has experience across sectors, industries, and geographies spanning its private equity, hybrid value, secondaries equity, AAA, real estate equity, impact investing, infrastructure and clean transition equity strategies. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through September 30, 2025.

Acquisition of Bridge

On September 2, 2025, we completed the previously announced acquisition of Bridge in an all-stock transaction. As a result, Bridge became a consolidated subsidiary of AAM, and its results are included in the condensed consolidated financial statements commencing from the Acquisition Date.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which include global inflation. U.S. inflation remains elevated with the U.S. Bureau of Labor Statistics reporting the annual U.S. inflation rate at 3.0% as of September 30, 2025, compared to 2.7% as of June 30, 2025. The U.S. Federal Reserve has a current benchmark interest rate target range of 3.75% to 4.00%, following a rate cut of 25 basis points at both its September and October meetings.

Equity market performance was strong during the third quarter of 2025. In the U.S., the S&P 500 Index increased by 7.8% during the third quarter of 2025, following an increase of 10.6% in the second quarter of 2025. Global equity markets increased during the quarter, with the MSCI All Country World ex USA Index increasing by 5.4%, following an increase of 12.3% in the second quarter of 2025.

Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the third quarter of 2025, with the BofAML HY Master II Index increasing by 2.4%, while the Morningstar/LSTA Leveraged Loan Index increased by 2.0%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased 3.8% in the second quarter of 2025, the latest date this data is available. As of October 2025, the International Monetary Fund estimated the U.S. economy will expand by 2.0% in 2025 and 2.1% in 2026. The U.S. Bureau of Labor Statistics reported the U.S. unemployment rate increased to 4.3% as of August 31, 2025, the latest date this data is available.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar strengthened in the third quarter of 2025 compared to the euro and the British pound. Relative to the U.S. dollar, the euro depreciated 0.5% during the third quarter of 2025, after appreciating 9.0% in the second quarter of 2025, while the British pound depreciated 2.1% during the third quarter of 2025, after appreciating 6.3% in the second quarter of 2025. Oil finished the third quarter of 2025 down 4.2% from the second quarter of 2025.

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

As of September 30, 2025, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Medium and long-term rates decreased during the third quarter of 2025 with the U.S. 10-year Treasury yield at 4.16% as of September 30, 2025, compared to 4.24% as of June 30, 2025. Short-term rates decreased during the third quarter of 2025, with the 3-month secured overnight financing rate at 3.98% as of September 30, 2025 compared to 4.29% as of June 30, 2025.

With respect to Retirement Services, Athene’s investment portfolio predominantly consists of fixed maturity investments. If prevailing interest rates were to rise, we believe the yield on Athene’s new investment purchases may also rise and its investment income from floating rate investments would increase, while the value of its existing investments may decline. If prevailing interest rates were to decline significantly, the yield on Athene’s new investment purchases may decline and its investment income from floating rate investments would decrease, while the value of its existing investments may increase.

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower its overall net floating rate position. As of September 30, 2025, Athene’s net invested asset portfolio included $49.8 billion of floating rate investments, or 17% of its net invested assets, and its net reserve liabilities included $43.8 billion of floating rate liabilities at notional, or 15% of its net invested assets, resulting in $6.0 billion of net floating rate assets, or 2% of its net invested assets.

If prevailing interest rates were to rise, we believe Athene’s products would be more attractive to consumers and its sales would likely increase. If prevailing interest rates were to decline, it is likely that Athene’s products would be less attractive to consumers and its sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that Athene is unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. A significant majority of Athene’s deferred annuity products have crediting rates that it may reset annually upon renewal, following the expiration of the current guaranteed period. While Athene has the contractual ability to lower these crediting rates to the guaranteed minimum levels at renewal, its willingness to do so may be limited by competitive pressures. Athene’s funding agreements and other investment-type products, the latter of which is comprised of immediate annuities without significant mortality risk (including pension group annuities without life contingencies), guaranteed investment contracts, and assumed endowments without significant mortality risks, provide little to no discretionary ability to change the rates of interest that determine the amounts payable to the respective policyholder or institution.

See “Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk,” in this report and “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our 2024 Annual Report, which include a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Overview of Results of Operations

Financial Measures under U.S. GAAP – Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of September 30, 2025.

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

As of September 30, 2025, approximately 39% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 61% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in the 2024 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis, (ii) unrealized performance fees and (iii) realized performance fees, inclusive of realized incentive fees:

	September 30, 2025	Performance Fees for the Three Months Ended September 30, 2025			Performance Fees for the Nine Months Ended September 30, 2025

(In millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
Accord and Accord+ Funds	$160	$34	$—	$34	$67	$—	$67
AIOF I, II and III	44	(17)	20	3	(13)	23	10
ANRP I, II and III[1]	76	—	1	1	40	13	53
Athora	24	(22)	—	(22)	(60)	—	(60)
Credit Strategies	108	61	1	62	102	6	108
EPF Funds[1]	29	3	6	9	8	6	14
FCI Funds	91	—	—	—	(1)	—	(1)
Freedom Parent Holdings	68	12	—	12	58	—	58
Fund X	514	109	—	109	315	—	315
Fund IX	1,191	(100)	137	37	(407)	353	(54)
Fund VIII[2]	—	(2)	1	(1)	(18)	4	(14)
Fund VI	37	—	2	2	—	6	6
HVF I	75	9	—	9	16	4	20
HVF II	155	17	24	41	(13)	111	98
MidCap FinCo	42	—	8	8	—	20	20
Redding Ridge Holdings	199	24	8	32	46	25	71
Bridge Funds	171	(7)	6	(1)	(7)	6	(1)
Other[1,3]	749	82	61	143	160	223	383
Total	$3,733	$203	$275	$478	$293	$800	$1,093
Total, net of profit sharing payable4/expense	$1,805	$171	$133	$304	$200	$331	$531

1 As of September 30, 2025, certain funds had $200 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.9 billion as of September 30, 2025.

2 As of September 30, 2025, the remaining investments and escrow cash of Fund VIII was valued at 85% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2025, Fund VIII had $138 million of gross performance fees or $76 million net of profit sharing, in escrow. With respect to Fund VIII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement. Performance fees receivable as of September 30, 2025 and realized performance fees for the three and nine months ended September 30, 2025 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.9 billion as of September 30, 2025, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $58 million.

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

The following table summarizes our performance fees since inception through September 30, 2025:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
Accord and Accord+ Funds	$160	$47	$207	$—	$160
AIOF I, II and III	44	86	130	—	61
ANRP I, II and III	76	200	276	—	143
Athora	24	—	24	—	24
Credit Strategies	108	486	594	—	106
EPF Funds	29	576	605	116	41
FCI Funds	91	24	115	—	91
Freedom Parent Holdings	68	117	185	—	68
Fund X	514	—	514	—	514
Fund IX	1,191	1,650	2,841	—	2,044
Fund VIII	—	1,787	1,787	65	1,168
Fund VII	—	3,271	3,271	—	—
Fund VI	37	1,664	1,701	—	—
Fund IV and Fund V	—	2,023	2,023	1	—
HVF I	75	256	331	—	200
HVF II	155	111	266	—	204
MidCap FinCo	42	166	208	—	42
Redding Ridge Holdings	199	—	199	—	175
Bridge Funds	171	5	176	—	59
Other[5]	749	2,793	3,542	19	886
Total	$3,733	$15,262	$18,995	$201	$5,986

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2025. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.34 as of September 30, 2025.

[2] Amounts exclude certain performance fees from business development companies and Redding Ridge Holdings, an affiliate of Redding Ridge.
[3] Amounts were computed based on the fair value of fund investments on September 30, 2025. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at September 30, 2025. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on September 30, 2025. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

[5] Other includes certain SIAs.

Property Management, Development and Other Fees

Apollo provides property management services through Bridge. Apollo earns property management fees over time as the related services are provided under the terms of the respective property management agreements. Apollo also earns leasing commission revenue associated with the leasing of commercial assets, which is recognized upon the execution of the applicable lease agreements, and records development fees as the services are provided under the terms of the applicable development agreements. Other fees are primarily composed of interest on catch-up management fees, fees related to accounting, in-house legal and tax professional services.

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

Other expenses

The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the senior and subordinated notes as discussed in note 12 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.

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

Financial Measures under U.S. GAAP – Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business, which is operated by Athene, as of September 30, 2025.

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

Liabilities for nonparticipating long-duration contracts are established as the estimated present value of benefits Athene expects to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected, referred to as the net premium ratio. Liabilities for nonparticipating long-duration contracts are established using accepted actuarial valuation methods, which require the use of assumptions related to discount rate, expenses, longevity, mortality, morbidity, persistency and other policyholder behavior. The liability for nonparticipating long-duration contracts is discounted using an upper-medium grade fixed income instrument yield aligned to the characteristics of the liability, including the duration and currency of the underlying cash flows.

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

Results of Operations

Below is a discussion of our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024			2025	2024
Revenues
Asset Management
Management fees	$606	$476	$130	27.3%	$1,697	$1,376	$321	23.3%
Advisory and transaction fees, net	378	181	197	108.8	850	617	233	37.8
Investment income (loss)	444	230	214	93.0	936	910	26	2.9
Incentive fees	51	35	16	45.7	149	108	41	38.0
Property management, development and other fees	8	—	8	NM	8	—	8	NM
	1,487	922	565	61.3	3,640	3,011	629	20.9
Retirement Services
Premiums	117	389	(272)	(69.9)	351	1,163	(812)	(69.8)
Product charges	292	267	25	9.4	831	756	75	9.9
Net investment income	5,013	4,101	912	22.2	14,130	11,481	2,649	23.1
Investment related gains (losses)	2,254	1,539	715	46.5	1,421	3,082	(1,661)	(53.9)
Revenues of consolidated variable interest entities	654	552	102	18.5	1,796	1,329	467	35.1
Other revenues	6	3	3	100.0	16	9	7	77.8
	8,336	6,851	1,485	21.7	18,545	17,820	725	4.1
Total Revenues	9,823	7,773	2,050	26.4	22,185	20,831	1,354	6.5
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	376	291	85	29.2	1,032	851	181	21.3
Equity-based compensation	195	124	71	57.3	488	442	46	10.4
Profit sharing expense	190	190	—	—	588	583	5	0.9
Total compensation and benefits	761	605	156	25.8	2,108	1,876	232	12.4
Interest expense	64	55	9	16.4	184	159	25	15.7
General, administrative and other	409	326	83	25.5	1,087	885	202	22.8
	1,234	986	248	25.2	3,379	2,920	459	15.7
Retirement Services
Interest sensitive contract benefits	4,164	2,599	1,565	60.2	9,086	7,307	1,779	24.3
Future policy and other policy benefits	613	793	(180)	(22.7)	1,681	2,431	(750)	(30.9)
Market risk benefits remeasurement (gains) losses	131	524	(393)	(75.0)	405	354	51	14.4
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	355	244	111	45.5	914	678	236	34.8
Policy and other operating expenses	573	670	(97)	(14.5)	1,665	1,601	64	4.0
	5,836	4,830	1,006	20.8	13,751	12,371	1,380	11.2
Total Expenses	7,070	5,816	1,254	21.6	17,130	15,291	1,839	12.0
Other income (loss) – Asset Management
Net gains (losses) from investment activities	78	15	63	420.0	(208)	33	(241)	NM
Net gains (losses) from investment activities of consolidated variable interest entities	35	44	(9)	(20.5)	250	70	180	257.1
Other income (loss), net	33	70	(37)	(52.9)	(172)	68	(240)	NM
Total Other income (loss)	146	129	17	13.2	(130)	171	(301)	NM

Income (loss) before income tax (provision) benefit	2,899	2,086	813	39.0	4,925	5,711	(786)	(13.8)
Income tax (provision) benefit	(438)	(317)	(121)	38.2	(684)	(1,000)	316	(31.6)
Net income (loss)	2,461	1,769	692	39.1	4,241	4,711	(470)	(10.0)
Net (income) loss attributable to non-controlling interests	(725)	(958)	233	(24.3)	(1,433)	(1,620)	187	(11.5)
Net income (loss) attributable to Apollo Global Management, Inc.	1,736	811	925	114.1	2,808	3,091	(283)	(9.2)
Preferred stock dividends	(24)	(24)	—	—	(73)	(73)	—	—
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$1,712	$787	$925	117.5%	$2,735	$3,018	$(283)	(9.4)%

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

In this section, references to 2025 refer to the three months ended September 30, 2025 and references to 2024 refer to the three months ended September 30, 2024.

Asset Management

Revenues

Revenues were $1,487 million in 2025, an increase of $565 million from $922 million in 2024, primarily driven by higher investment income, advisory and transaction fees, net and management fees.

Investment income increased by $214 million in 2025 to $444 million compared to $230 million in 2024. The increase in investment income was primarily driven by an increase in performance allocations of $217 million.

Significant drivers for performance allocations in 2025 were performance allocations primarily earned from Fund X, Credit Strategies, HVF II, Fund IX, Redding Ridge Holdings and Accord+ II of $109 million, $62 million, $42 million, $37 million, $32 million and $23 million, respectively.

See below for details on the respective performance allocations in 2025.

The performance allocations earned from Fund X in 2025 were primarily driven by the appreciation and realization of the fund’s investments in the (i) manufacturing and industrial, (ii) consumer and retail and (iii) consumer services sectors.

The performance allocations earned from Credit Strategies in 2025 were primarily driven by the net income generated by the fund’s investments.

The performance allocations earned from HVF II in 2025 were primarily driven by the appreciation and realization of the fund’s investments in private portfolio companies in the (i) manufacturing and industrial, (ii) transportation and logistics and (iii) consumer and retail sectors.

The performance allocations earned from Fund IX in 2025 were primarily driven by the appreciation and realization of the fund’s investments in the (i) leisure and (ii) financial services sectors.

The performance allocations earned from Redding Ridge Holdings in 2025 were primarily driven by existing and new CLO issuances, resets, accumulation of warehouse assets, new consulting contracts and the net income generated by the vehicle’s strategic investments.

The performance allocations earned from Accord+ II in 2025 were primarily driven by the net income generated by the fund’s investments.

Advisory and transaction fees, net increased by $197 million to $378 million in 2025 from $181 million in 2024. Advisory and transaction fees earned during 2025 were primarily attributable to advisory and transaction fees earned from companies in the (i) financial services, (ii) manufacturing and industrial, (iii) leisure and (iv) natural resources sectors.

Management fees increased by $130 million to $606 million in 2025 from $476 million in 2024. The increase in management fees was primarily attributable to management fees earned from Atlas, Bridge funds, ADS and AIOF III of $30 million, $20 million, $20 million and $9 million, respectively, partially offset by decreases in management fees earned from Fund IX and Fund VIII of $7 million and $4 million, respectively. Management fees in 2025 also benefited from increased management fees earned from certain strategic separately managed accounts. The increase in management fees earned from Atlas, ADS and AIOF III was driven by higher fee-generating AUM due to an upsize in Atlas warehousing financing facilities, an increase in subscriptions, and catch-up management fees for additional closes, respectively. Additionally, management fees increased due to the Bridge acquisition. The decrease in management fees earned from Fund IX and Fund VIII were correlated with the fee rate step-down of Fund IX and the expiration of Fund VIII’s fee-paying period, respectively.

Incentive fees increased by $16 million to $51 million in 2025 from $35 million in 2024, primarily attributable to sustained growth across a variety of perpetual capital vehicles.

Expenses

Expenses were $1,234 million in 2025, an increase of $248 million from $986 million in 2024, primarily due to increases in total compensation and benefits, general, administrative and other, and interest expense.

Total compensation and benefits were $761 million in 2025, an increase of $156 million from $605 million in 2024, primarily due to increases in salary, bonus and benefits and equity-based compensation of $85 million and $71 million, respectively. The increase in salary, bonus and benefits of $85 million was primarily driven by the growth in revenues and increased headcount in 2025. The increase in equity-based compensation of $71 million was primarily due to the issuance of restricted stock awards that did not require future service in connection with the Bridge acquisition. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the then Co-Presidents of AAM, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $409 million in 2025, an increase of $83 million from $326 million in 2024. The increase in 2025 was primarily driven by increases in travel and entertainment expenses, depreciation and amortization expenses, higher recruitment fees, professional fees, and placement fees.

Other Income (Loss)

Other income (loss) was $146 million in 2025, an increase of $17 million from income of $129 million in 2024. This increase was primarily driven by an increase in net gains (losses) from investment activities of $63 million, partially offset by a decrease in other income (loss), net of $37 million, respectively.

The increase in net gains (losses) from investment activities of $63 million was primarily driven by the appreciation in the Company’s balance sheet investments. The decrease in other income (loss), net of $37 million was primarily attributable to foreign exchange losses due to the significant fluctuations in foreign exchange rates in 2025 and losses from changes in the tax receivable agreement liability, which were partially offset by derivative gains primarily on forward contracts.

Retirement Services

Retirement Services revenues were $8.3 billion in 2025, an increase of $1.5 billion from $6.9 billion in 2024. The increase was primarily driven by an increase in net investment income, an increase in investment related gains (losses) and an increase in revenues of consolidated VIEs, partially offset by a decrease in premiums.

Net investment income was $5.0 billion in 2025, an increase of $912 million from $4.1 billion in 2024, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows during the previous twelve months and higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment. These impacts were partially offset by lower floating rate income.

Investment related gains (losses) were $2.3 billion in 2025, an increase of $715 million from $1.5 billion in 2024, primarily driven by a favorable change in fair value of FIA hedging derivatives, favorable net foreign exchange impacts and a decrease in realized losses on the sale of mortgage loans and AFS securities, partially offset by an unfavorable change in fair value of mortgage loans and reinsurance assets. The change in fair value of FIA hedging derivatives increased $1.1 billion, primarily driven by more favorable performance of the equity indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 Index, which increased 7.8% in 2025, compared to an increase of 5.5% in 2024. The favorable net foreign exchange impacts were primarily related to the strengthening of the U.S. dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The change in fair value of mortgage loans decreased $607 million, primarily driven by a smaller decrease in U.S. Treasury rates in 2025 compared to 2024. The change in fair value of reinsurance assets decreased $598 million, primarily driven by a smaller decrease in U.S. Treasury rates in 2025 compared to

2024, as well as runoff of the underlying investments within Athene’s funds withheld asset, partially offset by credit spread tightening in 2025 compared to 2024.

Revenues of consolidated VIEs were $654 million in 2025, an increase of $102 million from $552 million in 2024, primarily driven by growth and investment performance within AAA related to favorable returns on the underlying assets.

Premiums were $117 million in 2025, a decrease of $272 million from $389 million in 2024, primarily driven by a $294 million decrease in pension group annuity premiums compared to 2024.

Expenses

Retirement Services expenses were $5.8 billion in 2025, an increase of $1.0 billion from $4.8 billion in 2024. The increase was primarily driven by an increase in interest sensitive contract benefits and an increase in the amortization of DAC, DSI and VOBA, partially offset by a decrease in market risk benefits remeasurement (gains) losses, a decrease in future policy and other policy benefits and a decrease in policy and other operating expenses. Athene’s annual unlocking of assumptions resulted in a decrease in total benefits and expenses of $55 million compared to an increase of $31 million in 2024. The 2025 unlocking was driven by a decrease of $90 million in interest sensitive contract benefits and a decrease of $59 million in market risk benefits, partially offset by an increase of $53 million related to DAC, DSI and VOBA amortization and an increase of $41 million in future policy and other policy benefits. The 2024 unlocking was driven by an increase of $62 million in market risk benefits, an increase of $21 million related to DAC, DSI and VOBA amortization and an increase of $8 million in interest sensitive contract benefits, partially offset by a decrease of $60 million in future policy and other policy benefits.

Interest sensitive contract benefits were $4.2 billion in 2025, an increase of $1.6 billion from $2.6 billion in 2024, primarily driven by an increase in the change in FIA reserves, significant growth in Athene’s deferred annuity and funding agreement blocks of business and higher rates on new deferred annuity and funding agreement issuances, as well as runoff of lower rate business, in comparison to its existing blocks of business. These impacts were partially offset by lower rates on floating rate funding agreements and a favorable change in unlocking. The change in Athene’s FIA reserves includes the impact from changes in the fair value of FIA embedded derivatives. The increase in the change in fair value of FIA embedded derivatives of $985 million was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 Index, which increased 7.8% in 2025, compared to an increase of 5.5% in 2024. The change in fair value of FIA embedded derivatives was also driven by an unfavorable impact of rates on policyholder projected benefits in comparison to 2024. These impacts were partially offset by a favorable change in discount rates used in Athene’s embedded derivative calculations as 2025 experienced a smaller decrease in discount rates compared to 2024. The fair value of FIA embedded derivative and investment contract provision unlocking in 2025 was $79 million favorable primarily due to changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, while 2024 unlocking was $67 million unfavorable primarily due to changes to projected interest crediting. The negative VOBA unlocking related to Athene’s interest sensitive contract liabilities in 2025 was $11 million favorable mainly due to changes in policyholder behavior, partially offset by updated economic assumptions, while 2024 unlocking was $59 million favorable mainly due to updated economic assumptions and changes in policyholder behavior.

Amortization of DAC, DSI and VOBA was $355 million in 2025, an increase of $111 million from $244 million in 2024, primarily driven by an increase in acquisition costs that are deferred and amortized due to strong growth in Athene’s deferred annuity business as well as an unfavorable change in unlocking. Unlocking in 2025 was $53 million unfavorable mainly related to changes in policyholder behavior and projected interest crediting as well as updated economic and mortality assumptions, while unlocking in 2024 was $21 million unfavorable mainly related to changes to projected interest crediting and policyholder behavior.

Market risk benefits remeasurement (gains) losses were $131 million in 2025, a decrease of $393 million from $524 million in 2024. The lower losses in 2025 compared to 2024 were primarily driven by a favorable change in the fair value of market risk benefits and a favorable change in unlocking. The change in fair value of market risk benefits was $205 million favorable due to a smaller decrease in risk-free discount rates across the long end of the curve compared to 2024, which are used in the fair value measurement of the liability for market risk benefits, and $72 million favorable related to more favorable equity market performance compared to 2024. The market risk benefits unlocking in 2025 was $59 million favorable primarily due to changes in policyholder behavior and updated mortality assumptions, partially offset by changes in projected interest crediting, while 2024 unlocking was $62 million unfavorable primarily due to changes in policyholder behavior, partially offset by updated economic assumptions.

Future policy and other policy benefits were $613 million in 2025, a decrease of $180 million from $793 million in 2024, primarily driven by a $294 million decrease in pension group annuity obligations compared to 2024, partially offset by an unfavorable change in unlocking. Unlocking in 2025 was $41 million unfavorable, consisting of $77 million of unfavorable future policy benefit reserve unlocking, partially offset by $36 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking primarily related to updated mortality assumptions and changes in policyholder behavior, partially offset by updated economic assumptions. Unlocking in 2024 was $60 million favorable, consisting of $104 million of favorable future policy benefit reserve unlocking, partially offset by $44 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to updated mortality assumptions, partially offset by changes in policyholder behavior.

Policy and other operating expenses were $573 million in 2025, a decrease of $97 million from $670 million in 2024, primarily driven by the recognition of $172 million of expense related to estimated guaranty association assessments levied against Athene in connection with the Bankers Life Insurance Company (“BLIC”) and Colorado Bankers Life Insurance Company (“CBLIC”) insolvencies in 2024, partially offset by an increase in interest expense and policy acquisition expenses related to significant growth. The increase in interest expense was primarily due to interest on additional issuances of long-term debt in the fourth quarter of 2024 and the second quarter of 2025 as well as an increase in host accretion on business ceded to Catalina.

Income Tax (Provision) Benefit

The Company’s income tax provision was $438 million and $317 million in 2025 and 2024, respectively. The change to the provision was primarily related to the increase in pretax income subject to tax. The (provision) for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 15.1% and 15.2% for 2025 and 2024, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests, (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m), and (iv) Bermuda CIT. See note 11 to the condensed consolidated financial statements for further details regarding the Company’s income tax (provision).

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

In this section, references to 2025 refer to the nine months ended September 30, 2025 and references to 2024 refer to the nine months ended September 30, 2024.

Asset Management

Revenues

Revenues were $3,640 million in 2025, an increase of $629 million from $3,011 million in 2024, primarily driven by an increase in management fees and advisory and transaction fees, net.

Management fees increased by $321 million to $1,697 million in 2025 from $1,376 million in 2024. The increase in management fees was primarily attributable to management fees earned from Atlas, ADS, Apollo S3 Equity and Hybrid Solutions Fund, L.P. (“S3 Equity and Hybrid Solutions”), Bridge funds and AIOF III of $97 million, $58 million, $44 million, $20 million and $20 million, respectively, partially offset by decreases in management fees earned from Fund IX and Fund VIII of $26 million and $13 million, respectively. Management fees in 2025 also benefited from increased management fees earned from certain strategic separately managed accounts. The increase in management fees earned from Atlas and ADS was driven by higher fee-generating AUM due to an upsize in Atlas warehousing financing facilities and an increase in subscriptions, respectively. The increase in management fees earned from S3 Equity and Hybrid Solutions and AIOF III was driven by catch-up management fees on additional closes. Additionally, management fees increased due to the Bridge acquisition. The decrease in management fees earned from Fund IX and Fund VIII were correlated with the fee rate step-down of Fund IX and the expiration of Fund VIII’s fee-paying period, respectively.

Advisory and transaction fees increased by $233 million to $850 million in 2025 from $617 million in 2024. Advisory and transaction fees earned during 2025 were primarily attributable to advisory and transaction fees earned from companies in the (i) financial services, (ii) manufacturing and industrial, (iii) media, telecom and technology, (iv) natural resources and (v) leisure sectors.

Incentive fees increased by $41 million to $149 million in 2025 from $108 million in 2024, primarily attributable to sustained growth across a variety of perpetual capital vehicles.

Investment income increased $26 million in 2025 to $936 million compared to $910 million in 2024. The increase in investment income in 2025 was primarily driven by an increase in performance allocations of $36 million.

Significant drivers for performance allocations in 2025 were performance allocations primarily earned from Fund X, Credit Strategies, HVF II, Redding Ridge Holdings, Freedom Parent Holdings, and Accord+ II of $315 million, $108 million, $98 million, $70 million, $58 million and $39 million, respectively, partially offset by performance allocation losses from Athora and Fund IX of $56 million and $53 million, respectively.

See below for details on the respective performance allocations in 2025.

The performance allocations earned from Fund X in 2025 were primarily driven by the appreciation and realization of the fund’s investments in the (i) manufacturing and industrial, (ii) consumer and retail and (iii) consumer services sectors.

The performance allocations earned from Credit Strategies in 2025 were primarily driven by the net income generated by the fund’s investments.

The performance allocations earned from HVF II in 2025 were primarily driven by the appreciation and realization of the fund’s investments in private portfolio companies in the (i) consumer and retail, (ii) manufacturing and industrial, and (iii) transportation and logistics sectors.

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

The performance allocations earned from Accord+ II in 2025 were primarily driven by the net income generated by the fund’s investments.

The performance allocation losses from Athora in 2025 were primarily driven by a reduced profits interest.

The performance allocation losses from Fund IX in 2025 were primarily driven by the depreciation of the fund’s investments in the (i) consumer services, (ii) media, telecom and technology and (iii) manufacturing and industrial sectors.

Expenses

Expenses were $3,379 million in 2025, an increase of $459 million from $2,920 million in 2024 primarily due to increases in total compensation and benefits, general, administrative and other, and interest expense.

Total compensation and benefits were $2,108 million in 2025, an increase of $232 million from $1,876 million in 2024, primarily due to an increase in salary, bonus and benefits and equity-based compensation of $181 million and $46 million, respectively. The increase in salary, bonus and benefits of $181 million was primarily driven by the growth in revenues and increased headcount in 2025. The increase in equity-based compensation of $46 million was primarily due to the issuance of restricted stock awards that did not require future service in connection with the Bridge acquisition. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the then Co-Presidents of AAM, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $1,087 million in 2025, an increase of $202 million from $885 million in 2024. The increase in 2025 was primarily driven by increases in professional fees, depreciation and amortization expenses, higher placement fees, travel and entertainment expenses, and recruitment fees.

Interest expense was $184 million in 2025, an increase of $25 million from $159 million in 2024. The increase in 2025 was primarily driven by higher interest rates from additional debt issuances in 2025 and the fourth quarter of 2024, partially offset by debt repayments.

Other Income (Loss)

Other income (loss) was a loss of $130 million in 2025, a decrease of $301 million from income of $171 million in 2024. This decrease was primarily driven by decreases in net gains (losses) from investment activities and other income (loss), net of $241 million and $240 million, respectively, offset by an increase in net gains (losses) from investment activities of consolidated variable interest entities of $180 million.

The decrease in net gains (losses) from investment activities of $241 million was primarily driven by an impairment loss on an equity investment triggered by the initial public offering of the equity security which resulted in an observable transaction price below the Company’s carrying amount, as well as the depreciation in the Company’s investments in Global Business Travel Group, Inc. The decrease in other income (loss), net of $240 million was primarily driven by the expense related to the issuance of common stock to the Apollo DAF, derivative losses primarily on forward contracts, and losses from changes in the tax receivable agreement liability, partially offset by a decrease in the earnout expense associated with a previous acquisition.

The increase in net gains (losses) from investment activities of consolidated VIEs of $180 million was primarily driven by the appreciation of a consolidated VIE’s underlying investment valuation.

Retirement Services

Revenues

Retirement Services revenues were $18.5 billion in 2025, an increase of $725 million from $17.8 billion in 2024. The increase was primarily driven by an increase in net investment income and an increase in revenues of consolidated VIEs, partially offset by a decrease in investment related gains (losses) and a decrease in premiums.

Net investment income was $14.1 billion in 2025, an increase of $2.6 billion from $11.5 billion in 2024, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows during the previous twelve months, higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment and earlier deployment into assets during the year compared to 2024. These impacts were partially offset by lower floating rate income.

Revenues of consolidated VIEs were $1.8 billion in 2025, an increase of $467 million from $1.3 billion in 2024, primarily driven by growth and investment performance within AAA related to favorable returns on the underlying assets, favorable returns from A-A Onshore Fund, LLC, a favorable change in the fair value of mortgage loans held in VIEs related to a larger decrease in U.S. Treasury rates in 2025 compared to 2024 and favorable impacts from the consolidation of new VIEs as well as the deconsolidation of existing VIEs.

Investment related gains (losses) were $1.4 billion in 2025, a decrease of $1.7 billion from $3.1 billion in 2024, primarily driven by unfavorable net foreign exchange impacts and an unfavorable change in fair value of FIA hedging derivatives and reinsurance assets, partially offset by a favorable change in fair value of mortgage loans and trading securities. The unfavorable net foreign exchange impacts were primarily related to the weakening of the U.S. dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The change in fair value of FIA hedging derivatives decreased $781 million, primarily driven by less favorable performance of the equity indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 Index, which increased 13.7% in 2025, compared to an increase of 20.8% in 2024. The change in fair value of reinsurance assets decreased $212 million, primarily related to runoff of the underlying investments within Athene’s funds withheld asset and an unfavorable change in credit spreads compared to 2024, partially offset by a larger decrease in U.S. Treasury rates in 2025 compared to 2024. The change in fair value of mortgage loans increased $437 million and the change in fair value of trading securities increased $133 million primarily driven by a larger decrease in U.S. Treasury rates in 2025 compared to 2024.

Premiums were $351 million in 2025, a decrease of $812 million from $1.2 billion in 2024, primarily driven by an $866 million decrease in pension group annuity premiums, partially offset by an increase in payout premiums compared to 2024.

Expenses

Retirement Services expenses were $13.8 billion in 2025, an increase of $1.4 billion from $12.4 billion in 2024. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in the amortization of DAC, DSI and VOBA, an increase in policy and other operating expenses and an increase in market risk benefits remeasurement (gains) losses, partially offset by a decrease in future policy and other policy benefits. Athene’s annual unlocking of assumptions resulted in a decrease in total benefits and expenses of $55 million compared to an increase of $31 million in 2024. The 2025 unlocking was driven by a decrease of $90 million in interest sensitive contract benefits and a decrease of $59 million in market risk benefits, partially offset by an increase of $53 million related to DAC, DSI and VOBA amortization and an increase of $41 million in future policy and other policy benefits. The 2024 unlocking was driven by an increase of $62 million in market risk benefits, an increase of $21 million related to DAC, DSI and VOBA amortization and an increase of $8 million in interest sensitive contract benefits, partially offset by a decrease of $60 million in future policy and other policy benefits.

Interest sensitive contract benefits were $9.1 billion in 2025, an increase of $1.8 billion from $7.3 billion in 2024, primarily driven by significant growth in Athene’s deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances, as well as runoff of lower rate business, in comparison to its existing blocks of business and earlier origination of new business within the year compared to 2024. These impacts were partially offset by lower rates on floating rate funding agreements, a decrease in the change in Athene’s FIA reserves and a favorable change in unlocking. The change in Athene’s FIA reserves includes the impact from changes in the fair value of FIA embedded derivatives. The decrease in the change in fair value of FIA embedded derivatives of $126 million was primarily due to the performance of the equity indices to which Athene’s FIA policies are linked. The largest percentage of Athene’s FIA policies are linked to the S&P 500 Index, which increased 13.7% in 2025, compared to an increase of 20.8% in 2024. These impacts were partially offset by the unfavorable change in discount rates used in Athene’s embedded derivative calculations as 2025 experienced a larger decrease in discount rates compared to 2024. The fair value of FIA embedded derivative and investment contract provision unlocking in 2025 was $79 million favorable primarily due to changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, while 2024 unlocking was $67 million unfavorable primarily due to changes to projected interest crediting. The negative VOBA unlocking related to Athene’s interest sensitive contract liabilities in 2025 was $11 million favorable mainly due to changes in policyholder behavior, partially offset by updated economic assumptions, while 2024 unlocking was $59 million favorable mainly due to updated economic assumptions and changes in policyholder behavior.

Amortization of DAC, DSI and VOBA was $914 million in 2025, an increase of $236 million from $678 million in 2024, primarily driven by an increase in acquisition costs that are deferred and amortized due to strong growth in Athene’s deferred annuity business as well as an unfavorable change in unlocking. Unlocking in 2025 was $53 million unfavorable mainly related to changes in policyholder behavior and projected interest crediting as well as updated economic and mortality assumptions, while unlocking in 2024 was $21 million unfavorable mainly related to changes to projected interest crediting and policyholder behavior.

Policy and other operating expenses were $1.7 billion in 2025, an increase of $64 million from $1.6 billion in 2024, primarily driven by an increase in interest expense and policy acquisition expenses related to significant growth. The increase in interest expense was primarily due to an increase in host accretion on business ceded to Catalina, as well as interest related to additional issuances of long-term debt in the fourth quarter of 2024 and the second quarter of 2025. These impacts were partially offset by the recognition of $172 million of expense related to estimated guaranty association assessments levied against Athene in connection with the BLIC and CBLIC insolvencies in 2024.

Market risk benefits remeasurement (gains) losses were $405 million in 2025, an increase of $51 million from $354 million in 2024. The greater losses in 2025 compared to 2024 were primarily driven by an unfavorable change in the fair value of market risk benefits, partially offset by a favorable change in unlocking. The change in fair value of market risk benefits was $152 million unfavorable due to a decrease in risk-free discount rates across the long end of the curve compared to 2024, which are used in the fair value measurement of the liability for market risk benefits, and $9 million unfavorable related to less favorable equity market performance compared to 2024. The market risk benefits unlocking in 2025 was $59 million favorable primarily due to changes in policyholder behavior and updated mortality assumptions, partially offset by changes in projected interest crediting, while 2024 unlocking was $62 million unfavorable primarily due to changes in policyholder behavior, partially offset by updated economic assumptions.

Future policy and other policy benefits were $1.7 billion in 2025, a decrease of $750 million from $2.4 billion in 2024, primarily driven by an $866 million decrease in pension group annuity obligations compared to 2024, partially offset by an unfavorable change in unlocking. Unlocking in 2025 was $41 million unfavorable, consisting of $77 million of unfavorable future policy benefit reserve unlocking, partially offset by $36 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking primarily related to updated mortality assumptions and changes in policyholder behavior, partially offset by updated economic assumptions. Unlocking in 2024 was $60 million favorable, consisting of $104 million of favorable future policy benefit reserve unlocking, partially offset by $44 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to updated mortality assumptions, partially offset by changes in policyholder behavior.

Income Tax (Provision) Benefit

The Company’s income tax provision was $684 million and $1 billion in 2025 and 2024, respectively. The change to the provision was primarily related to the decline in pretax income subject to tax. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 13.9% and 17.5% for 2025 and 2024, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests, (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m), and (iv) Bermuda CIT. See note 11 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 18 to our condensed consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024			2025	2024
Asset Management:
Management fees - Credit	$632	$518	$114	22.0%	$1,806	$1,465	$341	23.3%
Management fees - Equity	231	192	39	20.3	643	569	74	13.0
Management fees	863	710	153	21.5	2,449	2,034	415	20.4
Capital solutions fees and other, net	212	159	53	33.3	582	508	74	14.6
Fee-related performance fees	73	57	16	28.1	190	155	35	22.6
Fee-related compensation	(304)	(238)	66	27.7	(842)	(698)	144	20.6
Non-compensation expenses	(192)	(157)	35	22.3	(541)	(490)	51	10.4
Fee Related Earnings (FRE)	$652	$531	$121	22.8%	$1,838	$1,509	$329	21.8%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

In this section, references to 2025 refer to the three months ended September 30, 2025 and references to 2024 refer to the three months ended September 30, 2024.

FRE was $652 million in 2025, an increase of $121 million compared to $531 million in 2024. This increase was primarily attributable to growth in fee related revenues, including management fees, capital solutions fees and other, net and fee-related performance fees.

The increase in management fees was primarily attributable to management fees earned from Athene, Bridge funds, ADS and AIOF III of $70 million, $20 million, $17 million and $9 million, respectively, partially offset by decreases in management fees earned from Fund IX of $7 million. The increase in management fees earned from Athene was primarily driven by increases in fee-generating AUM as a result of strong organic growth at Athene. Additionally, management fees increased due to the Bridge acquisition. The increase in management fees earned from ADS and AIOF III was primarily driven by increased subscriptions and catch-up management fees for additional closes in 2025, respectively. The decrease in management fees earned from Fund IX was correlated with the fee rate step-down of Fund IX.

Capital solutions fees earned in 2025 were primarily attributable to fees earned from companies in the (i) manufacturing and industrial, (ii) leisure, (iii) financial services and (iv) natural resources sectors. Capital solutions fees and other, net also included property management and other fees of $10 million net of certain compensation expense of $4 million and non-compensation expense of $2 million.

The increase in fee-related performance fees in 2025 was primarily driven by the sustained growth across a variety of perpetual capital vehicles.

The growth in fee related revenues was offset, in part, by higher fee-related compensation expense and non-compensation expenses. Higher fee-related compensation expense in 2025 was driven by increased headcount as a result of our investment in the next phase of our growth. The increase in non-compensation expenses in 2025 was primarily driven by increases in professional fees, higher travel and entertainment expenses and higher consulting fees.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

In this section, references to 2025 refer to the nine months ended September 30, 2025 and references to 2024 refer to the nine months ended September 30, 2024.

FRE was $1,838 million in 2025, an increase of $329 million compared to $1,509 million in 2024. This increase was primarily attributable to growth in fee related revenues, including management fees, capital solutions fees and other, net and fee-related performance fees.

The increase in management fees was primarily attributable to management fees earned from Athene, ADS, S3 Equity and Hybrid Solutions, Bridge funds and AIOF III of $218 million, $50 million, $40 million, $20 million and $20 million, respectively, partially offset by decreases in management fees earned from Fund IX and Fund VIII of $26 million and $13 million, respectively. The increase in management fees earned from Athene was primarily driven by increases in fee-generating AUM as a result of strong organic inflows at Athene. The increase in management fees earned from ADS was primarily driven by increased subscriptions. Further, the increase in management fees earned from S3 Equity and Hybrid Solutions and AIOF III was primarily driven by catch-up management fees on additional closes in 2025. Additionally, management fees increased due to the Bridge acquisition. The decrease in management fees earned from Fund IX and Fund VIII were correlated with the fee rate step-down of Fund IX and the expiration of Fund VIII’s fee-paying period, respectively.

Capital solutions fees earned in 2025 were primarily attributable to fees earned from companies in the (i) financial services, (ii) manufacturing and industrial, (iii) natural resources and (iv) leisure sectors.

The increase in fee-related performance fees in 2025 was primarily driven by the sustained growth across a variety of perpetual capital vehicles.

The growth in fee related revenues was offset, in part, by higher fee-related compensation expense and non-compensation expenses. Higher fee-related compensation expense in 2025 was driven by strong growth in fee related revenues and increased headcount as a result of our investment in the next phase of our growth. The increase in non-compensation expenses in 2025 was primarily driven by increases in professional fees, placement fees and consulting fees.

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

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for Apollo’s investing strategies within the Asset Management segment:

	September 30, 2025
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$134,771	$79,397	$214,168
AUM Not Currently Generating Performance Fees	15,637	18,070	33,707
Uninvested Performance Fee-Eligible AUM	26,530	32,199	58,729
Total Performance Fee-Eligible AUM	$176,938	$129,666	$306,604

	September 30, 2024
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$88,616	$54,239	$142,855
AUM Not Currently Generating Performance Fees	11,810	4,796	16,606
Uninvested Performance Fee-Eligible AUM	30,470	30,247	60,717
Total Performance Fee-Eligible AUM	$130,896	$89,282	$220,178

	December 31, 2024
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$92,532	$57,665	$150,197
AUM Not Currently Generating Performance Fees	10,454	4,354	14,808
Uninvested Performance Fee-Eligible AUM	30,695	27,779	58,474
Total Performance Fee-Eligible AUM	$133,681	$89,798	$223,479

[1] Performance Fee-Generating AUM of $16.1 billion, $6.7 billion and $6.1 billion as of September 30, 2025, September 30, 2024 and December 31, 2024, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	September 30, 2025
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$32,634		$32,634
Fee-Generating AUM based on invested capital	14,430	46,830		61,260
Fee-Generating AUM based on gross/adjusted assets	496,734	6,256		502,990
Fee-Generating AUM based on NAV	75,055	13,087		88,142
Total Fee-Generating AUM	$586,219	$98,807	[1]	$685,026

[1] The weighted average remaining life of the traditional private equity funds as of September 30, 2025 was 59 months.

	September 30, 2024
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$223	$25,204		$25,427
Fee-Generating AUM based on invested capital	11,731	32,382		44,113
Fee-Generating AUM based on gross/adjusted assets	405,910	5,323		411,233
Fee-Generating AUM based on NAV	61,146	9,104		70,250
Total Fee-Generating AUM	$479,010	$72,013	[1]	$551,023

[1] The weighted average remaining life of the traditional private equity funds at September 30, 2024 was 63 months.

	December 31, 2024
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$24,678		$24,678
Fee-Generating AUM based on invested capital	12,462	33,271		45,733
Fee-Generating AUM based on gross/adjusted assets	421,421	5,547		426,968
Fee-Generating AUM based on NAV	61,960	9,327		71,287
Total Fee-Generating AUM	$495,843	$72,823	[1]	$568,666

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2024 was 60 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $381.8 billion, $331.5 billion and $319.8 billion of AUM on behalf of Athene as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 16 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $57.5 billion, $52.4 billion and $53.6 billion of AUM on behalf of Athora as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

The following tables summarize changes in total AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended September 30,
	2025			2024
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$689,573	$150,032	$839,605	$561,612	$134,641	$696,253
Inflows	44,004	38,059	82,063	38,642	3,300	41,942
Outflows[2]	(13,711)	(843)	(14,554)	(11,688)	(1,317)	(13,005)
Net Flows	30,293	37,216	67,509	26,954	1,983	28,937
Realizations	(2,017)	(3,993)	(6,010)	(2,717)	(2,383)	(5,100)
Market Activity[3]	5,330	1,937	7,267	11,947	1,170	13,117
End of Period	$723,179	$185,192	$908,371	$597,796	$135,411	$733,207

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

[2] Outflows for Total AUM include redemptions of $1.8 billion and $1.6 billion during the three months ended September 30, 2025 and 2024, respectively.
[3] Includes foreign exchange impacts of $(0.4) billion and $2.8 billion during the three months ended September 30, 2025 and 2024, respectively.

	Nine months ended September 30,
	2025			2024
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$616,387	$134,650	$751,037	$515,523	$135,253	$650,776
Inflows[2]	133,830	56,008	189,838	112,010	7,508	119,518
Outflows[2]	(50,180)	(1,556)	(51,736)	(42,282)	(4,209)	(46,491)
Net Flows	83,650	54,452	138,102	69,728	3,299	73,027
Realizations	(4,915)	(9,974)	(14,889)	(9,779)	(7,270)	(17,049)
Market Activity[3]	28,057	6,064	34,121	22,324	4,129	26,453
End of Period	$723,179	$185,192	$908,371	$597,796	$135,411	$733,207

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

[2] Inflows and outflows reflected above include $3.4 billion for Total AUM related to a strategy realignment of certain funds from credit to equity as of January 1, 2025 with no impact to net flows presented for the nine months ended September 30, 2025. Outflows for Total AUM include redemptions of $4.8 billion and $5.1 billion during the nine months ended September 30, 2025 and 2024, respectively.

[3] Includes foreign exchange impacts of $9.9 billion and $0.5 billion during the nine months ended September 30, 2025 and 2024, respectively.

Three Months Ended September 30, 2025

Total AUM was $908.4 billion at September 30, 2025, an increase of $68.8 billion, or 8.2%, compared to $839.6 billion at June 30, 2025. The net increase was primarily driven by the Bridge acquisition, subscriptions across the platform, the growth of our retirement services client assets and market activity primarily in our credit strategy, partially offset by normal course outflows at Athene as well as distributions. More specifically, the net increase was due to:

•Net flows of $67.5 billion primarily attributable to:
•a $37.2 billion increase related to the funds we manage in our equity strategy, $34.2 billion primarily due to the Bridge acquisition; and
•a $30.3 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $10.7 billion related to the growth of our retirement services clients; (ii) $10.4 billion of subscriptions mostly related to the direct origination, opportunistic credit, and multi-credit funds we manage; and (iii) incremental leverage in the asset-backed finance and direct origination funds we manage, partially offset by $(1.4) billion of redemptions.

•Market activity of $7.3 billion primarily attributable to:
•$5.3 billion related to the funds we manage in our credit strategy primarily consisting of $4.9 billion related to our retirement services clients; and

•$1.9 billion related to the funds we manage in our equity strategy primarily driven by our traditional private equity funds and hybrid value funds.

•Realizations of $(6.0) billion primarily attributable to:
•$(4.0) billion related to the funds we manage in our equity strategy primarily consisting of distributions from the traditional private equity funds and real estate equity funds; and
•$(2.0) billion related to the funds we manage in our credit strategy, largely driven by distributions from the direct origination and opportunistic credit funds.

Nine Months Ended September 30, 2025

Total AUM was $908.4 billion at September 30, 2025, an increase of $157.3 billion, or 20.9%, compared to $751.0 billion at December 31, 2024. The net increase was primarily driven by the subscriptions across the platform, the growth of our retirement services client assets, the Bridge acquisition and market activity primarily in our credit strategy, partially offset by normal course outflows at Athene as well as distributions. More specifically, the net increase was due to:

•Net flows of $138.1 billion primarily attributable to:
•an $83.7 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $35.1 billion related to the growth of our retirement services clients; (ii) $29.9 billion of subscriptions mostly related to the direct origination, opportunistic credit, asset-backed finance, and multi-credit funds we manage; (iii) $9.3 billion in inflows relating to Redding Ridge’s acquisition of Irradiant Partners LP; and (iv) incremental leverage in the direct origination and asset-backed finance funds we manage, partially offset by $(3.8) billion of redemptions; and
•a $54.5 billion increase related to the funds we manage in our equity strategy, $34.2 billion primarily due to the Bridge acquisition, $13.5 billion of subscriptions across the hybrid value, traditional private equity and secondaries equity funds we manage, and $4.7 billion of net transfer activity.

•Market activity of $34.1 billion primarily attributable to:
•$28.1 billion related to the funds we manage in our credit strategy primarily consisting of $14.2 billion related to our retirement services clients, $5.2 billion related to the direct origination funds we manage and $2.3 billion related to ISGI; and
•$6.1 billion related to the funds we manage in our equity strategy primarily driven by our traditional private equity and hybrid value funds.

•Realizations of $(14.9) billion primarily attributable to:
•$(10.0) billion related to the funds we manage in our equity strategy primarily consisting of distributions from the traditional private equity funds and hybrid value funds; and
•$(4.9) billion related to the funds we manage in our credit strategy, largely driven by distributions from the direct origination and asset-backed finance funds.

The following tables summarize changes in Fee-Generating AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended September 30,
	2025			2024
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$562,039	$76,269	$638,308	$451,292	$70,871	$522,163
Inflows	38,065	24,157	62,222	31,069	3,898	34,967
Outflows[2]	(17,422)	(1,031)	(18,453)	(12,251)	(2,449)	(14,700)
Net Flows	20,643	23,126	43,769	18,818	1,449	20,267
Realizations	(1,529)	(873)	(2,402)	(1,334)	(765)	(2,099)
Market Activity[3]	5,066	285	5,351	10,234	458	10,692
End of Period	$586,219	$98,807	$685,026	$479,010	$72,013	$551,023

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

[2] Outflows for Fee-Generating AUM include redemptions of $1.7 billion and $1.6 billion during the three months ended September 30, 2025 and 2024, respectively.
[3] Includes foreign exchange impacts of $(0.5) billion and $2.4 billion during the three months ended September 30, 2025 and 2024, respectively.

	Nine months ended September 30,
	2025			2024
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$495,843	$72,823	$568,666	$422,036	$70,916	$492,952
Inflows[2]	116,444	35,182	151,626	89,589	7,426	97,015
Outflows[2,3]	(46,507)	(7,656)	(54,163)	(48,404)	(4,982)	(53,386)
Net Flows	69,937	27,526	97,463	41,185	2,444	43,629
Realizations	(3,509)	(2,520)	(6,029)	(3,812)	(1,722)	(5,534)
Market Activity[4]	23,948	978	24,926	19,601	375	19,976
End of Period	$586,219	$98,807	$685,026	$479,010	$72,013	$551,023

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

[2] Inflows and outflows reflected above include $2.0 billion for Fee-Generating AUM related to a strategy realignment of certain funds from credit to equity as of January 1, 2025 with no impact to net flows presented for the nine months ended September 30, 2025. Outflows for Fee-Generating AUM include redemptions of $4.2 billion and $4.7 billion during the nine months ended September 30, 2025 and 2024, respectively.

[3] Included in the equity outflows for Fee-Generating AUM for the nine months ended September 30, 2025 is $4.5 billion related to the expiration of Fund VIII's fee-paying period.
[4] Includes foreign exchange impacts of $7.5 billion and $0.6 billion during the nine months ended September 30, 2025 and 2024, respectively.

Three Months Ended September 30, 2025

Total Fee-Generating AUM was $685.0 billion at September 30, 2025, an increase of $46.7 billion, or 7.3%, compared to $638.3 billion at June 30, 2025. The net increase was primarily due to the Bridge acquisition, growth of our retirement services client assets, subscriptions across the platform and market activity primarily in our credit strategy, partially offset by distributions. More specifically, the net increase was due to:

•Net flows of $43.8 billion primarily attributable to:
•a $23.1 billion increase related to the funds we manage in our equity strategy, $21.4 billion primarily due to the Bridge acquisition; and
•a $20.6 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $10.7 billion related to the growth of our retirement services clients; and (ii) $5.7 billion of subscriptions primarily related to the direct origination and multi-credit funds we manage, partially offset by $(1.4) billion of redemptions.

•Market activity of $5.4 billion primarily attributable to the funds we manage in our credit strategy, consisting of $4.9 billion related to our retirement services clients.
•Realizations of $(2.4) billion across the credit and equity strategies.

Nine Months Ended September 30, 2025

Total Fee-Generating AUM was $685.0 billion at September 30, 2025, an increase of $116.4 billion, or 20.5%, compared to $568.7 billion at December 31, 2024. The net increase was primarily due to the growth of our retirement services client assets, market activity primarily in our credit strategy, the Bridge acquisition and subscriptions across the platform, partially offset by distributions. More specifically, the net increase was due to:

•Net flows of $97.5 billion primarily attributable to:
•a $69.9 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $35.1 billion related to the growth of our retirement services client assets; (ii) $18.4 billion of other net fee-generating movements; and (iii) $14.3 billion of subscriptions primarily related to the direct origination and multi-credit funds we manage, partially offset by $(3.3) billion of redemptions; and
•a $27.5 billion increase related to the funds we manage in our equity strategy, $21.4 billion primarily due to the Bridge acquisition.

•Market activity of $24.9 billion primarily attributable to the funds we manage in our credit strategy, consisting of $14.2 billion related to our retirement services clients, $3.2 billion related to the direct origination funds we manage, $2.4 billion related to clients of ISGI, and $2.2 billion related to the multi-credit funds we manage.

•Realizations of $(6.0) billion across the credit and equity strategies.

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

The following presents origination, gross capital deployment and uncalled commitments (in billions):

Note: Totals may not add due to rounding

As of September 30, 2025 and December 31, 2024, Apollo had $75 billion and $61 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024			2025	2024
Retirement Services:
Fixed income and other net investment income	$3,423	$2,806	$617	22.0%	$9,516	$7,893	$1,623	20.6%
Alternative net investment income	321	236	85	36.0	955	670	285	42.5
Net investment earnings	3,744	3,042	702	23.1	10,471	8,563	1,908	22.3
Strategic capital management fees	35	27	8	29.6	96	76	20	26.3
Cost of funds	(2,661)	(1,983)	678	34.2	(7,341)	(5,586)	1,755	31.4
Net investment spread	1,118	1,086	32	2.9	3,226	3,053	173	5.7
Other operating expenses	(107)	(112)	(5)	(4.5)	(328)	(342)	(14)	(4.1)
Interest and other financing costs	(140)	(118)	22	18.6	(402)	(328)	74	22.6
Spread Related Earnings	$871	$856	$15	1.8%	$2,496	$2,383	$113	4.7%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

In this section, references to 2025 refer to the three months ended September 30, 2025 and references to 2024 refer to the three months ended September 30, 2024.

Spread Related Earnings

SRE was $871 million in 2025, an increase of $15 million, or 2%, compared to $856 million in 2024. The increase in SRE was primarily driven by an increase in net investment earnings and strategic capital management fees, partially offset by an increase in cost of funds and interest and other financing costs.

Net investment earnings were $3.7 billion in 2025, an increase of $702 million from $3.0 billion in 2024, primarily driven by $42.8 billion of growth in Athene’s average net invested assets, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment, an increase in alternative net investment income and higher call income, partially offset by lower floating rate income and prepayment of higher yielding assets. The increase in alternative net investment income compared to 2024 was primarily driven by more favorable performance within retirement services platforms and equity funds, partially offset by less favorable performance within origination platforms. The increase in income from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge Financial, Inc. (“Corebridge”) and realized losses from the sale of Challenger Limited (“Challenger”) common equity shares in 2024. The increase in income from equity funds was mainly attributable to more favorable performance from the underlying funds within private and structured equity in 2025 compared to 2024. The decrease in income from origination platforms was primarily attributable to a Wheels valuation increase and strong growth from Redding Ridge Holdings in 2024, partially offset by strong performance from Atlas and robust infrastructure origination from Apterra Infrastructure Capital, LLC (“Apterra”) in 2025.

Strategic capital management fees were $35 million in 2025, an increase of $8 million from $27 million in 2024, primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 over the previous twelve months.

Cost of funds was $2.7 billion in 2025, an increase of $678 million from $2.0 billion in 2024, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business and runoff of lower rate business compared to existing blocks, a shift in business mix to more institutional business at higher crediting rates and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements. Unlocking, net of the noncontrolling interests, was favorable $5 million primarily related to updated mortality assumptions and changes in policyholder behavior, partially offset by changes to projected interest crediting and updated economic assumptions. Unlocking, net of the noncontrolling interests, in 2024 was favorable $16 million primarily related to updated mortality and economic assumptions, partially offset by changes in policyholder behavior and projected interest crediting.

Interest and other financing costs were $140 million in 2025, an increase of $22 million from $118 million in 2024, primarily driven by higher interest expense related to additional issuances of long-term debt in the fourth quarter of 2024 and second quarter of 2025, partially offset by a lower average short-term repurchase agreement balance outstanding in 2025 compared to 2024. Additionally, preferred stock dividends decreased due to the redemption of Athene’s Series C preferred stock in the second quarter of 2025.

Net Investment Spread

	Three months ended September 30,
	2025	2024	Change
Fixed income and other net investment earned rate	5.12%	4.96%	16 bps
Alternative net investment earned rate	9.88%	8.19%	169 bps
Net investment earned rate	5.34%	5.12%	22 bps
Strategic capital management fees	0.05%	0.05%	0 bps
Cost of funds	(3.79)%	(3.34)%	45 bps
Net investment spread	1.60%	1.83%	(23) bps

Net investment spread was 1.60% in 2025, a decrease of 23 basis points compared to 1.83% in 2024, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.79% in 2025, an increase of 45 basis points compared to 3.34% in 2024, primarily driven by higher rates on new business and runoff of lower rate business compared to existing blocks, a shift in business mix to more institutional business at higher crediting rates and an unfavorable change in unlocking, partially offset by lower rates on floating rate funding agreements.

Net investment earned rate was 5.34% in 2025, an increase of 22 basis points compared to 5.12% in 2024, primarily driven by higher returns in both Athene’s fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 5.12% in 2025, an increase from 4.96% in 2024, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and higher call income, partially offset by lower floating rate income and prepayment of higher yielding assets. Alternative net investment earned rate was 9.88% in 2025, an increase from 8.19% in 2024, primarily driven by more favorable performance within retirement services platforms and equity funds, partially offset by less favorable performance within origination platforms. The more favorable returns from retirement services platforms were primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge and realized losses from the sale of Challenger’s common equity shares in 2024. The more favorable returns from equity funds were mainly attributable to more favorable performance from the underlying holdings within private and structured equity in 2025 compared to 2024. The lower returns from origination platforms were primarily due to a Wheels valuation increase and strong growth from Redding Ridge Holdings in 2024, partially offset by strong performance from Atlas and robust infrastructure origination from Apterra in 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

In this section, references to 2025 refer to the nine months ended September 30, 2025 and references to 2024 refer to the nine months ended September 30, 2024.

Spread Related Earnings

SRE was $2.5 billion in 2025, an increase of $113 million, or 5%, compared to $2.4 billion in 2024. The increase in SRE was primarily driven by an increase in net investment earnings and strategic capital management fees, partially offset by an increase in cost of funds and interest and other financing costs.

Net investment earnings were $10.5 billion in 2025, an increase of $1.9 billion from $8.6 billion in 2024, primarily driven by $38.0 billion of growth in Athene’s average net invested assets, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment, an increase in alternative net investment income and earlier deployment into assets during the year compared to 2024, partially offset by lower floating rate income and prepayment of higher yielding assets. The increase in alternative net investment income compared to 2024 was primarily driven by more favorable performance within origination and retirement services platforms, as well as within equity funds. The increase in income from origination platforms was mainly attributable to an initial mark from cost to fair value on Atlas in 2025, strong growth from origination partnerships within Aqua Finance, Inc. (“Aqua Finance”) in 2025 compared to a valuation decrease in 2024, and robust infrastructure origination following a capital raise within Apterra in 2025, partially offset by strong growth from Redding Ridge Holdings in 2024. The increase in income from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge, unfavorable returns on Athene’s investment in Catalina in 2024 not recurring in 2025 due to the distribution of its Catalina common equity interests as a dividend in the third quarter of 2024 and realized losses from the sale of Challenger common equity shares in 2024, partially offset by increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025. The increase in income from equity funds was mainly attributable to more favorable performance within private and structured equity in 2025 compared to 2024.

Strategic capital management fees were $96 million in 2025, an increase of $20 million from $76 million in 2024, primarily driven by additional fees received from ADIP II and Catalina attributable to strong net flows into ACRA 2 and Catalina over the previous twelve months.

Cost of funds was $7.3 billion in 2025, an increase of $1.8 billion from $5.6 billion in 2024, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the year compared to 2024, a shift in business mix to more institutional business at higher crediting rates and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements. Unlocking, net of the noncontrolling interests, was favorable $5 million primarily related to updated mortality assumptions and changes in policyholder behavior, partially offset by changes to projected interest crediting and updated economic assumptions. Unlocking, net of the noncontrolling interests, in 2024 was favorable $16 million primarily related to updated mortality and economic assumptions, partially offset by changes in policyholder behavior and projected interest crediting.

Interest and other financing costs were $402 million in 2025, an increase of $74 million from $328 million in 2024, primarily driven by higher interest expense related to additional issuances of long-term debt in the fourth quarter of 2024 and second quarter of 2025, partially offset by a decrease in preferred stock dividends due to the redemption of Athene’s Series C preferred stock in the second quarter of 2025.

Net Investment Spread

	Nine months ended September 30,
	2025	2024	Change
Fixed income and other net investment earned rate	4.97%	4.82%	15 bps
Alternative net investment earned rate	9.98%	7.69%	229 bps
Net investment earned rate	5.21%	4.96%	25 bps
Strategic capital management fees	0.05%	0.04%	1 bp
Cost of funds	(3.65)%	(3.24)%	41 bps
Net investment spread	1.61%	1.76%	(15) bps

Net investment spread was 1.61% in 2025, a decrease of 15 basis points compared to 1.76% in 2024, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.65% in 2025, an increase of 41 basis points compared to 3.24% in 2024, primarily driven by higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the year compared to 2024, a shift in business mix to more institutional business at higher crediting rates and an unfavorable change in unlocking, partially offset by lower rates on floating rate funding agreements.

Net investment earned rate was 5.21% in 2025, an increase of 25 basis points compared to 4.96% in 2024, primarily driven by higher returns in both Athene’s fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 4.97% in 2025, an increase from 4.82% in 2024, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and earlier deployment into assets during the year compared to 2024, partially offset by lower floating rate income. Alternative net investment earned rate was 9.98% in 2025, an increase from 7.69% in 2024, primarily driven by more favorable performance within origination and retirement services platforms, as well as within equity funds. The higher returns from origination platforms were mainly attributable to an initial mark from cost to fair value on Atlas in 2025, strong growth from origination partnerships within Aqua Finance in 2025 compared to a valuation decrease in 2024, and robust infrastructure origination following a capital raise within Apterra in 2025, partially offset by strong growth from Redding Ridge Holdings in 2024. The higher returns from retirement services platforms were primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge, unfavorable returns on Athene’s investment in Catalina in 2024 not recurring in 2025 due to the distribution of its Catalina common equity interests as a dividend in the third quarter of 2024 and realized losses from the sale of Challenger common equity shares in 2024, partially offset by increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025. The more favorable returns from equity funds were mainly attributable to more favorable performance within private and structured equity in 2025 compared to 2024.

Investment Portfolio

Athene had total investments, including related parties and consolidated VIEs, of $372.9 billion and $314.6 billion as of September 30, 2025 and December 31, 2024, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Athene is invested in a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and consolidated VIEs:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value
U.S. government and agencies	$13,500	3.6%	$7,151	2.3%
U.S. state, municipal and political subdivisions	832	0.2%	921	0.3%
Foreign governments	1,740	0.5%	1,568	0.5%
Corporate	93,510	25.1%	83,585	26.6%
CLO	29,952	8.0%	29,182	9.3%
ABS	30,600	8.2%	24,201	7.7%
CMBS	13,319	3.6%	10,741	3.4%
RMBS	10,568	2.8%	8,015	2.5%
Total available-for-sale securities, at fair value	194,021	52.0%	165,364	52.6%
Trading securities, at fair value	5,352	1.4%	1,583	0.5%
Equity securities, at fair value	1,042	0.3%	1,290	0.4%
Mortgage loans, at fair value	81,891	22.0%	63,239	20.1%
Investment funds	111	—%	107	—%
Policy loans	304	0.1%	318	0.1%
Funds withheld at interest	16,388	4.4%	18,866	6.0%
Derivative assets	8,884	2.4%	8,154	2.6%
Short-term investments	187	—%	447	0.2%
Other investments	4,178	1.1%	2,915	0.9%
Total investments	312,358	83.7%	262,283	83.4%
Investments in related parties
Available-for-sale securities, at fair value
Corporate	2,300	0.6%	2,137	0.7%
CLO	7,366	2.0%	6,035	1.9%
ABS	14,836	4.0%	10,631	3.4%
CMBS	161	—%	—	—%
Total available-for-sale securities, at fair value	24,663	6.6%	18,803	6.0%
Trading securities, at fair value	411	0.1%	573	0.2%
Equity securities, at fair value	265	0.1%	234	0.1%
Mortgage loans, at fair value	1,375	0.4%	1,297	0.4%
Investment funds	2,135	0.6%	1,853	0.6%
Funds withheld at interest	4,428	1.2%	5,050	1.6%
Short-term investments	18	—%	743	0.2%
Other investments, at fair value	345	0.1%	331	0.1%
Total related party investments	33,640	9.1%	28,884	9.2%
Total investments, including related parties	345,998	92.8%	291,167	92.6%
Investments of consolidated VIEs
Trading securities, at fair value	2,897	0.8%	2,301	0.7%
Mortgage loans, at fair value	2,080	0.5%	2,579	0.8%
Investment funds, at fair value	20,403	5.5%	17,660	5.6%
Other investments	1,506	0.4%	884	0.3%
Total investments of consolidated VIEs	26,886	7.2%	23,424	7.4%
Total investments, including related parties and consolidated VIEs	$372,884	100.0%	$314,591	100.0%

The $58.3 billion increase in Athene’s total investments, including related parties and consolidated VIEs, as of September 30, 2025 compared to December 31, 2024 was primarily driven by significant growth from gross organic inflows of $69.4 billion in excess of gross liability outflows of $26.3 billion, reinvestment of earnings and unrealized gains on AFS securities during the nine months ended September 30, 2025 of $4.9 billion, as well as unrealized gains on mortgage loans and reinsurance assets, attributable to a decrease in U.S. Treasury rates in 2025. Additionally, total investments, including related parties and consolidated VIEs, increased due to unrealized foreign exchange impacts on foreign denominated assets, the issuance of debt in 2025, an increase in derivative assets primarily related to Athene’s call options, net of derivative swap and forward contract impacts, and an increase in VIE investments primarily related to an increase in investment funds attributable to favorable performance of the underlying assets within AAA and net contributions from third-party investors into AAA in 2025, partially offset by the deconsolidation of certain VIEs. These impacts were partially offset by a decrease in short term repurchase agreements outstanding in 2025.

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 97.2% and 97.1% as of September 30, 2025 and December 31, 2024, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

Athene invests a portion of its investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Athene has acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. It invests in CMLs on income producing properties including apartments, office, hotel and retail buildings, and other commercial and industrial properties. Athene’s RML portfolio primarily consists of first lien RMLs collateralized by properties located in the U.S.

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

Net Invested Assets

The following summarizes Athene’s net invested assets:

	September 30, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$89,884	31.4%	$86,051	34.6%
CLO	28,235	9.9%	27,698	11.2%
Credit	118,119	41.3%	113,749	45.8%
CML	31,026	10.8%	28,055	11.3%
RML	37,279	13.0%	27,848	11.2%
RMBS	9,058	3.2%	7,635	3.1%
CMBS	9,933	3.5%	8,243	3.3%
Real estate	87,296	30.5%	71,781	28.9%
ABS	34,496	12.1%	28,670	11.5%
Alternative investments	13,183	4.6%	12,000	4.8%
State, municipal, political subdivisions and foreign government	3,177	1.1%	3,237	1.3%
Equity securities	2,145	0.7%	2,201	0.9%
Short-term investments	232	0.1%	1,015	0.4%
U.S. government and agencies	10,827	3.8%	5,531	2.2%
Other investments	64,060	22.4%	52,654	21.1%
Cash and cash equivalents	10,954	3.8%	6,794	2.7%
Other	5,745	2.0%	3,665	1.5%
Net invested assets	$286,174	100.0%	$248,643	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.

Athene’s net invested assets were $286.2 billion and $248.6 billion as of September 30, 2025 and December 31, 2024, respectively. The increase in net invested assets was primarily driven by growth from net organic inflows of $53.1 billion in excess of net liability outflows of $22.0 billion, the reinvestment of earnings, the issuance of $1.6 billion of long-term debt in 2025 and favorable alternative investment performance. These impacts were partially offset by a decrease in short-term repurchase agreements outstanding as of September 30, 2025, cash paid to redeem Athene’s Series C preferred stock in the second quarter of 2025 and the payment of common and preferred stock dividends.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024			2025	2024
Principal Investing:
Realized performance fees	$201	$331	$(130)	(39.3)%	$610	$600	$10	1.7%
Realized investment income (loss)	18	17	1	5.9	59	42	17	40.5
Principal investing compensation	(155)	(253)	(98)	(38.7)	(511)	(464)	47	10.1
Other operating expenses	(14)	(17)	(3)	(17.6)	(47)	(46)	1	2.2
Principal Investing Income (PII)	$50	$78	$(28)	(35.9)%	$111	$132	$(21)	(15.9)%

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

In this section, references to 2025 refer to the three months ended September 30, 2025 and references to 2024 refer to the three months ended September 30, 2024.

PII was $50 million in 2025, a decrease of $28 million, as compared to $78 million in 2024. This decrease was primarily attributable to a decrease in realized performance fees of $130 million, partially offset by a decrease in principal investing compensation expense of $98 million.

The decrease in realized performance fees of $130 million in 2025 was primarily driven by a decrease in realized performance fees generated from Freedom Parent Holdings and Fund IX, partially offset by an increase in realized performance fees earned from HVF II. Realized performance fees continue to be cyclically light as monetization activity from sizeable flagship private equity and hybrid funds remains prudently delayed amid an uncertain exit environment.

Principal investing compensation expense of $155 million in 2025 decreased $98 million, as compared to $253 million in 2024. The decrease in 2025 was primarily due to a decrease in profit sharing expense corresponding to the decrease in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The decrease in 2025 was also driven by a decrease in profit sharing expense attributable to the Company’s incentive pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year, and is included within principal investing compensation. The incentive pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

In this section, references to 2025 refer to the nine months ended September 30, 2025 and references to 2024 refer to the nine months ended September 30, 2024.

PII was $111 million in 2025, a decrease of $21 million, as compared to $132 million in 2024. This decrease was primarily attributable to an increase in principal investing compensation expense of $47 million, partially offset by increases in realized investment income and realized performance fees of $17 million and $10 million, respectively.

Principal investing compensation expense of $511 million in 2025 increased $47 million, as compared to $464 million in 2024. The increase in 2025 was primarily due to an increase in profit sharing expense associated with the corresponding increase in realized performance fees, partially offset by a decrease in profit sharing expense attributable to the Company’s incentive pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year, and is included within principal investing compensation. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The incentive pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

The increase in realized investment income of $17 million in 2025 was primarily attributable to realized gains from the sale of the Company’s direct investment in Challenger Limited.

The increase in realized performance fees of $10 million in 2025 was primarily driven by an increase in realized performance fees generated from HVF II, as well as the crystallization of performance fees generated from AAA Aviation Holdings, L.P., partially offset by a decrease in realized performance fees earned from Freedom Parent Holdings and Fund IX.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2025, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through its liquidation in 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations” in the 2024 Annual Report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of September 30, 2025, unless otherwise noted.

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Credit:
Accord VI1	2024	$1,209	$1,701	$660	$683	$40	$42	$725	17%	11%
Accord I, II, III, III B, IV & V1	Various	—	7,992	6,795	7,251	—	—	7,251	18	13
Accord+ II	2025	5,415	4,796	3,718	1,307	2,613	2,795	4,102	NM4	NM4
Accord+	2021	3,149	2,370	7,031	6,393	1,463	1,608	8,001	15	12
ADIP II	2024	6,978	6,016	2,886	—	2,886	3,592	3,592	19	16
ADIP I	2020	5,294	3,254	2,620	1,823	2,597	3,022	4,845	22	18
EPF IV	2023	3,247	3,144	1,754	802	1,149	1,286	2,088	18	11
EPF III	2017	2,382	4,578	5,121	4,668	1,518	1,370	6,038	7	2
Total Credit		$27,674	$33,851	$30,585	$22,927	$12,266	$13,715	$36,642
Equity:
Fund X	2023	$21,953	$19,877	$10,166	$2,205	$8,943	$11,762	$13,967	38%	22%
Fund IX	2018	28,689	24,729	23,136	17,073	15,848	23,686	40,759	23	15
Fund VIII	2013	5,700	18,377	16,926	24,414	3,398	3,642	28,056	13	9
Fund VII	2008	—	14,677	16,461	34,294	—	—	34,294	33	25
Fund VI	2006	375	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	—	3,742	5,192	12,724	—	—	12,724	61	44
Fund I, II, III, IV & MIA[2]	Various	8	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[3]		$56,725	$98,858	$93,091	$129,246	$28,594	$39,090	$168,336	39	24
AIOF III	2024	2,442	2,399	669	—	669	769	769	NM4	NM4
AIOF II	2020	2,760	2,542	2,236	1,146	1,455	1,817	2,963	14	9
AIOF I	2018	18	897	803	1,280	—	—	1,280	22	16
HVF III[5]	N/A	3,257	3,265	196	—	196	195	195	NM4	NM4
HVF II	2022	5,423	4,592	4,717	1,364	3,988	4,970	6,334	16	13
HVF I	2019	1,966	3,238	3,698	4,504	814	1,351	5,855	22	17
Total Equity		$72,591	$115,791	$105,410	$137,540	$35,716	$48,192	$185,732

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

Equity

The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios since the Company’s inception. All amounts are as of September 30, 2025.

(In millions, except percentages)	Total Invested Capital	Total Value	Gross IRR
Distressed for Control	$9,283	$21,292	29%
Non-Control Distressed	6,085	11,437	71
Total	15,368	32,729	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit[1]	77,723	135,607	21
Total	$93,091	$168,336	39%

[1] Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund X, Fund IX and Fund VIII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI and VII are included in the table above, but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to September 30, 2025 and such information was deemed not meaningful. All amounts are as of September 30, 2025.

Fund X

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,904	$3,615
Opportunistic Buyouts	6,973	9,186
Distressed[1]	289	1,166
Total	$10,166	$13,967

Fund IX

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$6,284	$12,313
Opportunistic Buyouts	15,067	24,152
Distressed[1]	1,785	4,294
Total	$23,136	$40,759

Fund VIII

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$3,122	$7,297
Opportunistic Buyouts	13,237	20,005
Distressed[1]	567	754
Total	$16,926	$28,056

[1] The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets.

			Total Returns
(In millions)	IPO Year[1]	Total AUM	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
ADS[2]	N/A	$24,402	2%	3%	6%	9%
MidCap FinCo[3]	N/A	14,160	3%	5%	12%	13%
ARI[4]	2009	9,572	5%	2%	24%	(9)%
MFIC[4,5]	2004	3,872	(2)%	(8)%	(3)%	7%
ADREF[6]	N/A	4,972	1%	7%	1%	5%
ADCF[6]	N/A	2,278	3%	5%	8%	10%
ARIS[6]	N/A	1,810	2%	2%	4%	4%
Other[7]	N/A	20,021	N/A	N/A	N/A	N/A
Total		$81,087

1 An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.
2 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are net returns based on NAV.
[3] MidCap FinCo is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 3% and 4% for the three months ended September 30, 2025 and 2024, respectively. The net returns based on NAV were 10% and 10% for the nine months ended September 30, 2025 and 2024, respectively.

[4] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

5 AUM is presented on a three-month lag, as of June 30, 2025, based upon the availability of the information.
6 ADREF, ADCF and ARIS are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV.
[7] Other includes, among others, AUM of $1.9 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of June 30, 2025. Returns and IPO year are not provided for this AUM. Other also includes AUM of $10.3 billion related to third-party capital within AAA.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$1,712	$787	$2,735	$3,018
Preferred dividends	24	24	73	73
Net income (loss) attributable to non-controlling interests	725	958	1,433	1,620
GAAP Net Income (Loss)	$2,461	$1,769	$4,241	$4,711
Income tax provision (benefit)	438	317	684	1,000
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$2,899	$2,086	$4,925	$5,711
Asset Management Adjustments:
Equity-based profit sharing expense[1]	35	41	103	180
Equity-based compensation	112	72	313	230
Net (income) loss attributable to non-controlling interests in consolidated entities	(783)	(975)	(1,598)	$(1,675)
Unrealized performance fees	(207)	141	(298)	(213)
Unrealized profit sharing expense	36	(65)	98	129
HoldCo interest and other financing costs[2]	33	21	103	$51
Unrealized principal investment (income) loss	4	(4)	(5)	(14)
Unrealized net (gains) losses from investment activities	(54)	(13)	300	(9)
Transaction-related costs, restructuring and other non-operating expenses[3]	86	60	432	178
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	(463)	(628)	(105)	(482)
Non-operating change in insurance liabilities and related derivatives[4]	(174)	513	44	(363)
Integration, restructuring and other non-operating expenses	36	204	98	265
Equity-based compensation	13	12	35	36
Segment Income	1,573	1,465	4,445	4,024
HoldCo interest and other financing costs[2]	(33)	(21)	(103)	(51)
Taxes and related payables	(183)	(312)	(687)	(768)
Adjusted Net Income	$1,357	$1,132	$3,655	$3,205

[1] Equity-based profit sharing expense includes stock-based grants that are tied to realized performance within the Principal Investing segment.
[2] Represents interest and other financing costs related to AGM not attributable to any specific segment.
[3] Transaction-related costs, restructuring and other non-operating expenses includes; (a) contingent consideration, certain equity-based charges, amortization of intangible assets and certain other expenses associated with acquisitions; (b) gains (losses) from changes in the tax receivable agreement liability; (c) merger-related transaction and integration costs associated with the Company’s merger with Athene; and (d) other non-operating expenses, including the issuance of shares of AGM common stock for charitable contributions. In the nine months ended September 30, 2025, other non-operating expenses includes $200 million in charitable contributions related to the issuance of shares to the Apollo DAF in February 2025.

[4] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	September 30, 2025	December 31, 2024
Total GAAP Common Stock Outstanding	580,389,090	565,738,933
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	14,555,555	14,536,019
Vested RSUs	16,388,324	21,337,132
Unvested RSUs Eligible for Dividend Equivalents	12,931,604	11,455,245
Adjusted Net Income Shares Outstanding	624,264,573	613,067,329

[1] Reflects the number of shares of underlying common stock assumed to be issuable upon conversion of the Mandatory Convertible Preferred Stock during each period.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	September 30, 2025	December 31, 2024
Total investments, including related parties	$345,998	$291,167
Derivative assets	(8,884)	(8,154)
Cash and cash equivalents (including restricted cash)	16,950	13,676
Accrued investment income	3,735	2,816
Net receivable (payable) for collateral on derivatives	(4,197)	(4,602)
Reinsurance impacts	(5,904)	(4,435)
VIE and VOE assets, liabilities and non-controlling interests	19,199	17,613
Unrealized (gains) losses	9,860	18,320
Ceded policy loans	(161)	(167)
Net investment receivables (payables)	(69)	97
Allowance for credit losses	788	720
Other investments	(135)	(87)
Total adjustments to arrive at gross invested assets	31,182	35,797
Gross invested assets	377,180	326,964
ACRA non-controlling interests	(91,006)	(78,321)
Net invested assets	$286,174	$248,643

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

At September 30, 2025, the Company had $17.0 billion of unrestricted cash and cash equivalents, as well as $5.3 billion of available funds from the AGM credit facility, AHL credit facility and AHL liquidity facility.

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
•pay taxes and tax related payments;
•pay cash dividends;
•repurchase common stock; and
•make payments under the tax receivable agreements.

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
•repurchasing common stock;
•making payments under the tax receivable agreements; and
•paying cash dividends.

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	Nine months ended September 30,
(In millions)	2025	2024
Operating Activities	$2,577	$3,257
Investing Activities	(49,754)	(45,551)
Financing Activities	51,253	42,227
Effect of exchange rate changes on cash and cash equivalents	13	3
Net increase (decrease) in cash and cash equivalents, restricted cash and cash held at consolidated variable interest entities	$4,089	$(64)

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

	Nine months ended September 30,
(In millions)	2025	2024
Net cash provided by the Company's operating activities	$3,885	$3,122
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	(1,308)	135
Net cash provided by operating activities	2,577	3,257
Net cash used in the Company's investing activities	(49,031)	(44,049)
Net cash used in the Consolidated Funds and VIEs investing activities	(723)	(1,502)
Net cash used in investing activities	(49,754)	(45,551)
Net cash provided by the Company's financing activities	48,896	40,583
Net cash provided by the Consolidated Funds and VIEs financing activities	2,357	1,644
Net cash provided by financing activities	$51,253	$42,227

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

•During the nine months ended September 30, 2025, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, and net investment income, partially offset by pension group annuity benefit payments and cash paid for interest on funding agreements and debt, policy acquisition expenses and other operating expenses. Net cash used in operating activities includes net cash used by our consolidated funds and VIEs, which primarily includes net purchases of VIE investments, partially offset by proceeds from the sale of VIE investments.

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

•During the nine months ended September 30, 2025, cash used in investing activities primarily reflects the purchase of investments, mainly AFS and mortgage loans, due to the deployment of significant cash inflows from Athene’s organic growth, an increase in cash collateral posted by Athene for derivative transactions and cash paid for the settlement of derivatives, partially offset by the sales, maturities and repayments of investments and an increase in net investment payables.

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

•During the nine months ended September 30, 2025, cash provided by financing activities primarily reflects cash received from deferred annuity, funding agreement and guaranteed investment contract inflows, net of cash outflows, net capital contributions, cash proceeds from the issuance of long-term debt and an increase in cash collateral posted by counterparties for derivative transactions, partially offset by the repayment of outstanding repurchase agreements, repayment of debt, cash paid for the redemption of Athene’s Series C preferred stock and the payment of common and preferred stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt and contributions from non-controlling interests, partially offset by repayment of debt and distributions to non-controlling interests.

•During the nine months ended September 30, 2024, cash provided by financing activities primarily reflects cash received from strong organic deferred annuity and funding agreement inflows, net of cash outflows, net capital contributions from non-controlling interests, a favorable change in cash collateral posted by counterparties for derivative transactions related to the favorable equity market performance in 2024 and issuances of debt by our subsidiary, partially offset by the repayment of debt and repurchase obligations as well as payment of common and preferred stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt and contributions from non-controlling interests, partially offset by repayment of debt and distributions to non-controlling interests.

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

Dividends and Distributions

For information regarding the quarterly dividends that were made to common stockholders and distribution equivalents on participating securities, see note 14 to the condensed consolidated financial statements. Although the Company currently expects to pay dividends, we may not pay dividends if, among other things, we do not have the cash necessary to pay the dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our dividends are at the sole discretion of the AGM board of directors.

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

On November 4, 2025, AGM declared a cash dividend of $0.51 per share of its common stock, which will be paid on November 28, 2025 to holders of record at the close of business on November 17, 2025.

On November 4, 2025, the Company also declared and set aside a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on January 31, 2026 to holders of record at the close of business on January 15, 2026.

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

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock. There were 28,749,665 shares of Mandatory Convertible Preferred Stock issued and outstanding as of September 30, 2025. See note 14 to the condensed consolidated financial statements for further details.

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

At September 30, 2025, the asset management business had $2.8 billion of unrestricted cash and cash equivalents, as well as $1.25 billion of available funds from the AGM credit facility and $150 million of available funds from the Bridge credit facility.

Future Debt Obligations

The asset management business had debt of $4.8 billion at September 30, 2025, which includes notes with various maturities from 2026 through 2054. See note 12 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

Bridge Credit Facility

Bridge has a credit facility which provides for revolving credit commitments of up to $150 million, with the ability to increase aggregate commitments up to an additional $75 million. The Bridge credit facility has a maturity date of June 3, 2026.

Tax Receivable Agreements

The Apollo TRA provides for the payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM and its subsidiaries realize as a result of the increases in tax basis of assets resulting from exchanges of AOG Units for Class A shares that occurred in prior years. The Bridge TRA provides for the payment to Bridge TRA holders based on 85% of the tax benefits realized from the Bridge acquisition. For more information regarding the tax receivable agreements, see note 16 to the condensed consolidated financial statements.

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

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of September 30, 2025. On July 3, 2025, AAM made a conditional commitment to invest, or cause one or more of its affiliates to invest, in Athora for up to an additional $2.0 billion, in connection with the Athora transaction. The Athora transaction remains subject to closing conditions, including receipt of regulatory approvals. The amount ultimately funded pursuant to the conditional commitment, and sources of funding, are subject to change as a result of an anticipated capital raise by Athora between signing and closing of the Athora transaction.

An AAM subsidiary and Athene are minority investors in Athora with a long-term strategic relationship. Through its share ownership, the AAM subsidiary has approximately 16% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo represent, in the aggregate, approximately 3.9% of the total voting power in Athora. See note 16 to the condensed consolidated financial statements for additional details on AAM’s and Athene’s conditional commitments to Athora.

Fund Escrow

As of September 30, 2025, the remaining investments and escrow cash of Fund VIII was valued at 85% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Indemnification Liability

The asset management business recorded an indemnification liability in the event that the Former Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 16 to the condensed consolidated financial statements for further information regarding the asset management business’ indemnification liability.

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

Athene’s investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated bonds, short-term investments, unaffiliated preferred stock and publicly traded common stock, all of which generally have liquid markets with a large number of buyers, but exclude pledged assets, mainly associated with funding agreement and repurchase agreement liabilities. Assets included in modified coinsurance and funds withheld portfolios, including assets held in reinsurance trusts, are available to fund the benefits for the associated obligations but are restricted from other uses. Although the investment portfolio of our retirement services business does contain assets that are generally considered less liquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate and investment funds), there is some ability to raise cash from these assets if needed. In periods of economic downturn, Athene may seek to raise or hold additional cash and liquid assets to manage its liquidity risk and to take advantage of market dislocations as they arise.

Athene has access to additional liquidity through its AHL credit facility and AHL liquidity facility. The AHL credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility. The AHL credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of September 30, 2025. Athene entered into a new AHL liquidity facility on June 27, 2025, which replaced its previous agreement dated as of June 28, 2024. The AHL liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility has a commitment termination date of June 26, 2026, subject to additional 364-day extensions, and was undrawn as of September 30, 2025. Athene also has access to $2.0 billion of committed repurchase facilities. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and MVAs, which are intended to protect it from early withdrawals. As of September 30, 2025 and December 31, 2024, approximately 84% and 82%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2025 and December 31, 2024, approximately 68% and 66%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of September 30, 2025, approximately 37% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 52% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of September 30, 2025 and December 31, 2024, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2025 and December 31, 2024, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $21.0 billion and $15.6 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2025, Athene’s total maximum borrowing capacity under the FHLB facilities was limited to $62.4 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of September 30, 2025, Athene had the ability to draw up to an estimated $27.0 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of September 30, 2025 and December 31, 2024, the payables for repurchase agreements were $2.8 billion and $5.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.0 billion and $5.9 billion, respectively. As of September 30, 2025, payables for repurchase agreements, based on original issuance, were comprised of $75 million of short-term and $2.7 billion of long-term repurchase agreements. As of December 31, 2024, payables for repurchase agreements, based on original issuance, were comprised of $3.0 billion of short-term and $2.7 billion of long-term repurchase agreements.

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

The maximum distribution permitted by law or contract is not necessarily indicative of the insurance subsidiaries’ actual ability to pay such distributions, which may be further restricted by business and other considerations, such as the impact of such distributions on surplus, which could affect Athene’s ratings or competitive position and the amount of premiums that can be written. Specifically, the level of capital needed to maintain desired financial strength ratings from rating agencies, including S&P Global, Inc., A.M. Best Company, Inc., Fitch Ratings, Inc. and Moody’s Ratings, Inc., is of particular concern when determining the amount of capital available for distributions. AHL believes its insurance subsidiaries have sufficient statutory capital and surplus, combined with additional capital available to be provided by AHL, to meet their financial strength ratings objectives. Finally, state insurance laws and regulations require that the statutory surplus of Athene’s insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs.

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

Future Debt Obligations

Athene had long-term debt of $7.9 billion as of September 30, 2025, which includes notes with various maturities from 2028 through 2064. See note 12 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

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

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of September 30, 2025:

(In millions)	2025	2026 - 2027	2028 - 2029	2030 and Thereafter	Total
Asset Management
Operating lease obligations[1]	$21	$186	$183	$571	$961
Other long-term obligations[2]	14	11	—	—	25
AGM credit facility[3]	—	2	2	—	4
Debt obligations[3]	65	985	1,122	7,092	9,264
	100	1,184	1,307	7,663	10,254
Retirement Services
Interest sensitive contract liabilities	9,805	64,484	93,620	141,828	309,737
Future policy benefits	833	6,046	5,533	36,594	49,006
Market risk benefits	—	—	—	6,965	6,965
Other policy claims and benefits	114	—	—	—	114
Dividends payable to policyholders	2	17	14	55	88
Debt obligations[3]	149	879	1,818	14,575	17,421
Securities to repurchase[4]	113	1,529	819	796	3,257
	11,016	72,955	101,804	200,813	386,588
Obligations	$11,116	$74,139	$103,111	$208,476	$396,842

[1] Operating lease obligations excludes $145 million of other operating expenses associated with operating leases.
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

[4] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the September 30, 2025 interest rate.

Note:    Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.
(i)We have tax receivable agreements that require us to pay tax savings the Company may receive to the holders under those agreements. See note 16 to the condensed consolidated financial statements for further information regarding the tax receivable agreements. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
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

Supplemental Guarantor Financial Information

The 2031 Senior Notes, 2033 Senior Notes, the 2035 Senior Notes and the 2054 Senior Notes issued by AGM are each guaranteed on a senior, unsecured basis, and the 2053 Subordinated Notes and the 2054 Subordinated Notes issued by AGM are guaranteed on a junior, unsecured basis, by AAM, together with certain Apollo intermediary holding companies (collectively, the “Guarantors”). The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest (i) on the 2031 Senior Notes, the 2033 Senior Notes, the 2035 Senior Notes and the 2054 Senior Notes on a senior, unsecured basis and (ii) on the 2053 Subordinated Notes and the 2054 Subordinated Notes on a subordinated, unsecured basis. See note 12 of the condensed consolidated financial statements for further discussion on these debt obligations.

AGM, as issuer, and the Guarantors are holding companies. The primary sources of cash flow are dependent upon distributions from their respective subsidiaries to meet their future obligations under the notes and the guarantees, respectively. The 2031 Senior Notes, 2033 Senior Notes, the 2035 Senior Notes, the 2054 Senior Notes, the 2053 Subordinated Notes and the 2054 Subordinated Notes are not guaranteed by any fee generating businesses, Apollo-managed funds, or Athene and its direct and indirect subsidiaries. Holders of the guaranteed registered debt securities will have a direct claim only against AGM as issuer.

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

(In millions)	September 30, 2025	December 31, 2024
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$2,413	$2,545
Non-current assets	8,865	8,897
Due from related parties, excluding non-guarantor subsidiaries	836	598
Current liabilities, less payables to non-guarantor subsidiaries	1,650	521
Non-current liabilities	7,519	7,122
Due to related parties, excluding non-guarantor subsidiaries	400	305
Non-controlling interests	34	11

Nine Months Ended September 30,
(In millions)	2025
Summarized Statements of Operations
Revenues	$3,201
Net income (loss)	(66)
Net income (loss) attributable to obligor group	(145)

The following are transactions of the obligor group with non-guarantor subsidiaries.

(In millions)	September 30, 2025	December 31, 2024
Due from non-guarantor subsidiaries	$1,177	$160
Due to non-guarantor subsidiaries	1,293	1,193

		Nine Months Ended September 30,
(In millions)		2025
Intercompany revenue		$1,069
Intercompany expense		382
Intercompany interest		8

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

There have been no material changes to market risk exposures from those previously disclosed in the 2024 Annual Report, except as described below.

Sensitivities

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of September 30, 2025, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $3.5 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2024, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $3.0 billion, net of offsets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $10 to $15 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions and excludes the impact of rate changes on cash and cash equivalents. As of September 30, 2025, the balance in cash and cash equivalents plus restricted cash, net investment payables and receivables, reinsurance impacts and the net derivative collateral offsetting the related cash positions, was $11.0 billion, net of the amount attributable to the noncontrolling interests. The decrease in sensitivity to spread related earnings due to the change in net investment spread from floating rate assets and liabilities as of September 30, 2025, when compared to December 31, 2024, was driven by the decrease in Athene’s net floating rate position primarily related to hedging actions undertaken in the third quarter of 2025.

Changes in the fair value of market risk benefits due to current period movement in the interest rate curve used to discount the reserve are reflected in net income (loss) but excluded from spread related earnings. However, changes in interest rates that impact the cost of the projected GLWB and GMDB rider benefits, included within Athene’s market risk benefit reserve, are amortized within cost of funds in spread related earnings over the life of the business. Assuming a parallel increase in interest rates of 25 basis points, the estimated impact to spread related earnings over a 12-month period related to market risk benefits would be an increase of approximately $30 to $50 million, and a parallel decrease in interest rates of 25 basis points would generally result in a similar decrease. This is calculated without regard to future changes to assumptions.

Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes” in its reconciliation between net income (loss) available to AHL common stockholder and spread related earnings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to AGM common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income tax (provision) benefit of an immediate, parallel increase in interest rates of 100 basis points from levels as of September 30, 2025, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

See a summary of the Company’s legal proceedings set forth in note 17 to our condensed consolidated financial statements, which is incorporated by reference herein.

ITEM 1A.    RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Item 1A. Risk Factors” in the 2024 Annual Report, which is accessible on the SEC's website at www.sec.gov. There have been no material changes to the risk factors disclosed in the 2024 Annual Report.

The risks described in the 2024 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On August 14, 2025, the Company issued 41,276 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 5,026 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended September 30, 2025.

Period	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[1]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
July 1, 2025 through July 31, 2025
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	148		148
Total	148	$141.53	148	$1,034,653,526
August 1, 2025 through August 31, 2025
Opportunistic repurchases	1,118,000		1,118,000
Equity award-related repurchases[2]	1,224,040		1,224,040
Total	2,342,040	$139.33	2,342,040	$708,325,514
September 1, 2025 through September 30, 2025
Opportunistic repurchases	228,000		228,000
Equity award-related repurchases[2]	—		—
Total	228,000	$132.02	228,000	$678,224,196
Total
Opportunistic repurchases	1,346,000		1,346,000
Equity award-related repurchases[2]	1,224,188		1,224,188
Total	2,570,188		2,570,188

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AGM adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.6
Indenture, dated as of May 21, 2024, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 21, 2024 (File No. 001-41197)).

4.7	Form of 5.800% Senior Notes due 2054 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on May 21, 2024 (File No. 001-41197), which is incorporated by reference).

4.8
Indenture, dated as of October 10, 2024, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on October 10, 2024 (File No. 001-41197)).

4.9
Form of 6.000% Fixed-Rate Resettable Junior Subordinated Notes due 2054 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on October 10, 2024 (File No. 001-41197), which is incorporated by reference).

4.10
Indenture, dated as of August 12, 2025, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 12, 2025 (File No. 001-41197)).

4.11	Form of 5.150% Senior Notes due 2035 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on August 12, 2025 (File No. 001-41197), which is incorporated by reference).

4.12
Indenture, dated as of November 7, 2025, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 7, 2025 (File No. 001-41197)).

4.13	Form of 4.600% Senior Notes due 2031 (included in Exhibit 4.1 to Registrant’s Form 8-K filed on November 7, 2025 (File No. 001-41197), which is incorporated by reference).

4.14
First Supplemental Indenture, dated as of November 7, 2025, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on November 7, 2025 (File No. 001-41197)).

4.15	Form of 5.150% Senior Notes due 2035 (included in Exhibit 4.3 to Registrant’s Form 8-K filed on November 7, 2025 (File No. 001-41197), which is incorporated by reference).

4.16	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*+10.1	Letter Agreement with Whitney Chatterjee, dated February 20, 2023.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and September 30, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and September 30, 2024, (iv) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and September 30, 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Apollo Global Management, Inc.
(Registrant)

Date: November 10, 2025	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)