Form 10-K
period 2025-12-31
Apollo Global Management, Inc.
filed 2026-02-25
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2025 was approximately $58,394,760,022.

As of February 20, 2026, there were 578,247,338 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described therein.

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

•Evolving political, market and economic conditions;
•The variability in our revenues, earnings and cash flow;
•Our ability to expand into new investment strategies, geographic markets and businesses and attract new types of investors;
•Our business initiatives to increase the number and type of products offered to individual investors;
•Our operations in highly competitive industries;
•Our dependence on management’s assumptions and estimates;
•Our dependence on certain key personnel;
•Harm caused by actual or alleged misconduct, unethical behavior and other activities by our current and former employees, directors, or others affiliated with us;
•Our reliance on technology and information systems;
•Artificial intelligence increasing competitive, operational, legal and regulatory risks;
•Investments by us and the funds we manage in illiquid assets;
•Reliance by us and the funds we manage on the financing markets;
•Our reliance on our asset management business;
•Our dependence on our retirement services business;
•Our ability to deal appropriately with conflicts of interest;
•Our ability to comply with the extensive regulation of our businesses;
•Increased regulatory focus on our businesses and legislative or regulatory changes;
•Our exposure to third-party litigation;
•The tax treatment of our structure, which is complex and subject to change;
•The impact of a number of new minimum tax regimes and their implementation; and
•We may be subject to U.S. federal income tax in amounts greater than expected.

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

The use of any defined term in this report to mean more than one entity, person, security or other item collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms “Apollo,” “we,” “us,” “our,” and the “Company” in this report to refer to AGM and its subsidiaries, each subsidiary of AGM is a standalone legal entity that is separate and distinct from AGM and any of its other subsidiaries. Any Apollo entity (including any Athene entity) referenced herein is responsible for its own financial, contractual and legal obligations.

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, L.P.
AAA Lux	Apollo Aligned Alternatives Lux Aggregator, L.P.
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc. prior to the Mergers.)
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord+ II	Apollo Accord+ II Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles
Accord VI	Apollo Accord Fund VI, L.P., together with its parallel funds and alternative investment vehicles
Accord VII	Apollo Accord Fund VII, L.P., together with its parallel funds and alternative investment vehicles
Accord Funds	Accord I, Accord II, Accord III, Accord III B, Accord IV, Accord V and Accord VI
Accord+ Funds	Accord+ and Accord+ II
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP II	Apollo/Athene Dedicated Investment Program II, L.P., a fund managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
Adjusted Net Income Shares Outstanding, or ANI Shares Outstanding	Consists of total shares of common stock outstanding, RSUs that participate in dividends, and shares of common stock assumed to be issuable upon the conversion of the shares of Mandatory Convertible Preferred Stock
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC
AFS	Available-for-sale
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AIOF III	Apollo Infrastructure Opportunities Fund III, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary

Alternative investments	Alternative investments, including investment funds and certain VIEs, adjusted for reinsurance impacts and to include Athene's proportionate share of ACRA alternative investments based on its economic ownership
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Units	Units of the Apollo Operating Group
Apollo DAF	The donor-advised fund established by Apollo
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
Apollo TRA	The tax receivable agreement entered into by and among APO Corp., the Former Managing Partners, the Contributing Partners, and other parties thereto
ARI	Apollo Commercial Real Estate Finance, Inc.
ARIS	Apollo Realty Income Solutions, Inc.
Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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

CDO	Collateralized debt obligation
CIBC	Canadian Imperial Bank of Commerce
Class A shares	Class A common stock, $0.00001 par value per share, of AAM prior to the Mergers.
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loan
Contributing Partners	Partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned AOG units.
Consolidated RBC	The consolidated risk-based capital ratio of Athene’s non-U.S. reinsurance and U.S. insurance subsidiaries calculated by aggregating U.S. RBC and Bermuda RBC, with immaterial adjustments for net assets at the holding company.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on deferred annuities, including, with respect to Athene's indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the non-controlling interests. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums, product charges, excluding market value adjustments, and certain other revenues. Athene includes the costs related to business added through assumed reinsurance transactions but excludes the costs on business related to ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Credit Strategies	Apollo Credit Strategies Master Fund Ltd., together with its feeder funds
CS	Credit Suisse AG
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
DSI	Deferred sales inducement
EPF Funds	Apollo European Principal Finance Fund, L.P., Apollo European Principal Finance Fund II (Dollar A), L.P., EPF III, and EPF IV, together with their parallel funds and alternative investment vehicles
EPF III	Apollo European Principal Finance Fund III (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
EPF IV	Apollo European Principal Finance Fund IV (Dollar A), L.P., together with its parallel funds and alternative investment vehicles

Equity Plan	Refers collectively to the Company’s 2019 Omnibus Equity Incentive Plan and the Company’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FABN	Funding agreement backed notes
FABR	Funding agreement backed repurchase agreement
FASB	Financial Accounting Standards Board
FCI Funds	Financial Credit Investment I, L.P., Financial Credit Investment II, L.P., together with its feeder funds, Financial Credit Investment Fund III L.P., and Financial Credit Investment IV, L.P., together with its feeder funds
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2025 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.

Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on December 31, 2025 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
HVF III	Apollo Hybrid Value Fund III, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the credit and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
Mergers	Completion of the previously announced merger transactions pursuant to the Merger Agreement
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap FinCo	MidCap FinCo LLC, together with its subsidiaries
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the investments supporting assumed funds withheld and modco agreements and excludes the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the non-controlling interests.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the non-controlling interests, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.

Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	Represent Athene's policyholder and institutional liability obligations net of reinsurance and used to analyze the costs of its liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the non-controlling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Non-Fee-Generating AUM	AUM that does not produce management fees or monitoring fees. This measure generally includes the following:
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
Spread Related Earnings, or SRE
Component of Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility, which consists of investment gains (losses), net of offsets and non-operating change in insurance liabilities and related derivatives, and certain expenses related to integration, restructuring, and equity-based compensation, as well as other items. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees received on business managed for others, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs, including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.

Surplus assets	Assets in excess of Athene’s policyholder and institutional obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles.
S3 Equity and Hybrid Solutions	Apollo S3 Equity and Hybrid Solutions Fund, L.P.
Total Invested Capital	The aggregate cash invested by the relevant Apollo fund and includes capitalized costs relating to investment activities, if any, but does not give effect to cash pending investment or available for reserves and excludes amounts, if any, invested on a financed basis with leverage facilities
Total Value	The sum of the total Realized Value and Unrealized Value of investments

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

PART I

ITEM 1.    BUSINESS

Overview

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the U.S. through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies.

Our Businesses

Asset Management

Our Asset Management segment focuses on credit and equity investing strategies. These strategies reflect the range of investment capabilities across our platform based on relative risk and return. As an asset manager, we earn fees for providing investment management services and expertise to our client base. The amount of fees charged for managing these assets depends on the underlying investment strategy, liquidity profile, and, ultimately, our ability to generate returns for our clients. We also earn capital solutions fees as part of our growing capital solutions business and as part of monitoring and deployment activity alongside our sizable private equity franchise. After expenses, we call the resulting earning stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the Asset Management segment. As of December 31, 2025, we had total AUM of $938.4 billion.

Our Asset Management segment had a team of approximately 4,130 employees, including 600 employees of Bridge as of December 31, 2025, with offices throughout the world. This team possesses a broad range of transaction, financial, managerial and investment skills. We operate our asset management business in a highly integrated manner, which we believe distinguishes us from other alternative asset managers. Our investment teams frequently collaborate across disciplines and we believe that this collaboration enables our clients to more successfully invest across a company’s capital structure. Our objective is to achieve superior long-term risk-adjusted returns for our clients. The majority of the investment funds we manage are designed to invest capital over a period of several years from inception, thereby allowing us to seek to generate attractive long-term returns throughout economic cycles. We have a contrarian, value-oriented investment approach, emphasizing downside protection, and the preservation of capital. We believe our contrarian investment approach is reflected in a number of ways, including:

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

Credit

Credit is our largest asset management strategy with $749.2 billion of AUM as of December 31, 2025. Our credit strategy spans third-party strategies and Apollo’s retirement services business across four main investment pillars: direct origination, asset-backed finance, opportunistic credit and multi-credit. Our credit strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. The investment portfolios of the credit-oriented funds Apollo manages include several asset classes as described below as of December 31, 2025:

•Direct Origination ($302.1 billion of AUM), includes large corporate direct origination, middle-market direct lending, and investment grade and performing credit mandates across managed accounts and CLOs. Apollo’s direct origination platform is built to offer companies a variety of financing solutions across investment grade and below investment grade, and public and private markets. The strategy is focused on first lien senior secured investments and is diversified across fixed and floating rate issuance, issuer type and sector;

•Asset-Backed Finance ($282.7 billion of AUM), includes instruments that are supported first by the contractual cash flows of a pool of assets, and second by the liquidation value of those assets. Asset-backed finance encompasses diverse credit types, such as mortgages, consumer credit, receivables, aircraft lending, and inventory finance, in both whole loan and bond format across the capital structure;

•Opportunistic Credit ($50.0 billion of AUM), seeks to optimize both near- and longer-term relative value across market cycles by capitalizing on investment opportunities across the credit spectrum, spanning private and public markets as well as corporate and asset-backed credit. Using a flexible approach, the objective of the opportunistic credit strategy is to identify market inefficiencies and unique opportunities to generate excess returns; and

•Multi-Credit ($40.9 billion of AUM), targets investment grade and high yield performing credit, including income-oriented, senior loan and bond corporate credit, as well as asset-backed finance investments. The multi-credit strategy allocates capital across both public and private markets, seeking to generate enhanced yield and attractive risk-adjusted returns while prioritizing downside protection.

Equity

Our equity strategy represents $189.2 billion of AUM as of December 31, 2025. Across our equity strategy, we focus on creative structuring and sourcing while working with the management teams of the portfolio companies of Apollo managed funds to help transform and grow their businesses. Our flexible mandate and purchase price discipline allow us to embrace complexity and seek attractive outcomes for our stakeholders. Our equity team has experience across sectors, industries, and geographies spanning its private equity, hybrid value, secondaries equity, AAA, real estate equity, infrastructure and clean transition equity strategies. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2025. Our equity strategy focuses on several investing strategies as described below as of December 31, 2025:

•Corporate Private Equity ($78.8 billion of AUM), which refers to our investment strategy focused on creating investment opportunities with attractive risk-adjusted returns across industries and geographies and throughout market cycles, utilizing our value-oriented investment approach. Through this strategy, we seek to build portfolios of investments that are created at meaningful discounts to comparable market multiples, thereby resulting in what we believe are portfolios focused on capital preservation. The transactions in this strategy include opportunistic buyouts, corporate carveouts and deleveraging investments. Corporate Private Equity also includes our secondaries equity strategy (“Secondaries”), which offers a comprehensive set of secondary and liquidity solutions;

•Hybrid Value ($17.7 billion of AUM), which refers to our strategy that focuses on investments that share features with both private credit and traditional private equity investments. Hybrid Value offers creative, partnership-driven solutions to counterparties seeking to fund growth initiatives, acquisitions, liquidity events for shareholders and balance sheet deleveraging. By employing a comprehensive and flexible investment approach, the hybrid value strategy aims to generate equity-like returns with credit-like downside protection across market cycles;

•AAA ($25.6 billion of AUM), which offers investors access to Apollo’s flagship private market strategy in a perpetual capital, semi-liquid structure. The strategy seeks to deliver consistent, equity-like returns with lower risk and more downside protection than both public equity and traditional private equity buyout strategies. AAA’s portfolio encompasses several investment strategies, such as core private equity, structured equity, traditional private equity, private credit, secondaries, and real assets;

•Real Estate Equity ($47.9 billion of AUM), which refers to our real estate income strategies encompassing core plus and net lease investments in the non-traded REIT and public and private real estate funds we manage, as well as our value add and opportunistic investments strategies that target investments in real estate assets, portfolios and platforms in regionally focused private funds in both the U.S. and Asia. In September 2025, we completed the acquisition of Bridge, a real estate fund manager with a core focus on residential and industrial properties in the U.S., further expanding our real estate equity product offerings. Our real estate strategy is supported by our vertically integrated approach to asset management, which provides a full suite of services spanning investment management and transaction advisory services, as well as property management, leasing, development and construction management functions and is led by specialized and experienced real estate professionals who bring deep sector knowledge across economic cycles; and

•Infrastructure and Clean Transition Equity ($21.6 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on investing in a broad range of infrastructure assets, including digital infrastructure, energy transition, transportation/logistics and sustainable living, as well as our clean transition equity strategy, our dedicated energy transition and decarbonization-focused private equity strategy. This investing strategy also includes the legacy natural resources-focused private equity funds we manage.

Perpetual Capital

Included within our investing strategies above is $535.6 billion of perpetual capital, out of the $938.4 billion of AUM as of December 31, 2025. Perpetual capital includes, without limitation, certain assets in our credit strategy, including assets relating to publicly traded and non-traded vehicles, certain origination platform assets and assets managed for certain of our retirement services clients. Perpetual capital assets may be withdrawn under certain circumstances and utilize a range of investment strategies, including those described previously.

Athene

Apollo’s asset management business, through its consolidated subsidiary, ISG, provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. See “Item 1. Business—Our Businesses—Retirement Services” for further details regarding Athene’s retirement services business. As of December 31, 2025, Apollo managed or advised $392.2 billion of AUM, of which $386.5 billion was Fee-Generating AUM, in accounts owned by or related to Athene (“Athene Accounts”).

Athora

Apollo’s asset management business, through its consolidated subsidiary, ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). As of December 31, 2025, Apollo, through its subsidiaries, managed or advised $57.2 billion of AUM and $55.2 billion of Fee-Generating AUM in Athora Accounts. See note 18 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athora.

Athora Non-Sub-Advised Assets

This category includes the Athora assets that Apollo manages but are not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athora Non-Sub-Advised Assets.” Our AUM within the Athora Non-Sub-Advised category totaled $34.7 billion as of December 31, 2025, of which $32.3 billion was Fee-Generating AUM.

Origination

Apollo’s integrated approach to origination is designed to provide scaled, long-term capital across market cycles. Our origination capabilities span asset classes, geographies, and multiple levels of the capital structure enabling us to structure solutions to our clients, including the funds we manage, Athene and third parties.

We originate assets through multiple channels including core credit, origination platforms, high grade capital solutions, and hybrid and equity strategies. For the year ended December 31, 2025, origination volumes were $309 billion, of which core credit and origination platforms represented approximately 45% and 40%, respectively, of total origination volumes.

Core credit origination at Apollo primarily consists of directly originated, predominantly investment-grade assets, including corporate lending and asset-backed finance. We also generate assets through a diversified ecosystem of 16 origination platforms across corporate credit, asset-backed finance, real estate, infrastructure and other private market asset classes. Our origination activities are primarily focused on investment-grade and high-quality credit exposures, with transactions evaluated and structured using Apollo’s disciplined underwriting and risk management frameworks.

Origination supports our asset management and retirement services businesses primarily by facilitating capital deployment and portfolio construction. In our asset management business, origination enhances our ability to source assets in line with targeted returns. In our retirement services business, origination supports the creation of assets aligned with the long-duration liabilities. These integrated capabilities allow Apollo to provide flexible, bespoke capital solutions to support evolving financing needs across a range of capital formation clients.

Capital Solutions

Our capital solutions business focuses on (i) sourcing investment opportunities for asset management clients and their respective portfolio investments, (ii) maintaining relationships with the capital markets community in an effort to help clients and their respective portfolio investments to raise debt and equity capital, provide secondary market support and optimize capital structures through creative financing solutions, and (iii) structuring capital solutions in an effort to enhance our ability to syndicate, place, trade or otherwise transfer loans, securities and other financial instruments arising from financings in an effort to drive positive outcomes for our asset management clients and their respective portfolio investments. Our capital solutions business also provides a variety of services with respect to both security and non-security financial instruments, including loans, such as originating, arranging, structuring, syndicating and trading loans and private debt, as well as providing corporate finance advisory services and other similar services.

Capital Formation

Capital formation serves as the foundation to our asset management and retirement services businesses and origination activities. Within our asset management business, over the last 35 years, our capital formation has historically been focused on serving institutional investors through their respective alternatives portfolio allocation. Over time, our capabilities have expanded to address new sources of demand through discrete pools of capital, each encapsulating specific investment objectives, liquidity and other considerations. Capital formation aligns origination and structuring capabilities to support credit and equity investment opportunities for a diverse range of buyers.

We view the capital formation opportunity across the following discrete buyer pools:

•Institutional investors (alternative allocation)

In addition, we are increasingly focused on expanding to:

•    Institutional investors (fixed income and equity replacement)
•    Individuals
•    Insurance (Athene and third-party clients)
•    Traditional asset managers
•    Defined contribution / 401(k)

Across these pools of capital, we raise, allocate and manage capital across a range of structures, including closed-end funds, open-ended and evergreen vehicles, perpetual capital vehicles, publicly listed entities, insurance and retirement solutions and separately managed accounts. Capital deployment requirements may vary by vehicle structure. For closed-end funds we manage, investors generally provide capital through capital calls once investment opportunities are identified. Open-ended and evergreen vehicles we manage typically accept subscriptions and process redemptions in accordance with their respective governing documents. Perpetual capital vehicles, which represent nearly 60% of total AUM and over 70% of total fee-generating AUM, are highly scalable with the ability to deploy capital on an ongoing basis.

We source capital from a diverse base that includes public and private pension funds, sovereign wealth funds, endowments and foundations, insurance companies, private wealth platforms, family offices, high net worth individuals, other institutional investors, as well as public market investors through certain perpetual capital vehicles. A significant portion of capital raised across our closed-ended strategies has historically come from existing investors.

We maintain a centralized and rigorous investment governance framework that applies across our capital base. This framework includes processes for sourcing and evaluating investment opportunities, conducting due diligence, structuring and negotiating transactions, monitoring portfolio positions and managing investment exits. We have established allocation policies and governance mechanisms designed to allocate investment opportunities among funds, vehicles and managed accounts in a manner consistent with applicable governing documents and investment objectives. Investment committees for the relevant funds, vehicles or accounts we manage review and approve investment decisions.

Our investment professionals are responsible for the end-to-end investment process and, where applicable, may commit capital alongside investors. We seek to align our economic interests with those of investors through investment terms, co-investment and governance arrangements. The design and management of each pool of capital reflects its investor base, regulatory constraints, liquidity profile and the investment strategy.

Within our retirement services business, capital formation is driven by the origination of long-duration, regulated capital aligned with liability profiles, liquidity characteristics and regulatory capital requirements. Athene generates recurring premium inflows through the issuance of retirement and savings products designed to reflect their long-term nature, regulatory requirements and targeted risk and return objectives. These activities are supported by Apollo’s origination, structuring and investment capabilities.

To support growth, flexibility and capital deployment at scale, Athene supplements its capital with dedicated, long-duration third-party capital through ACRA. Capital deployment across Athene’s balance sheet and third-party capital vehicles is subject to Athene’s internal capital models, regulatory requirements and transaction approval processes, and is governed under a centralized framework intended to align policyholder interests and third-party investor capital with Athene and Apollo’s investment discipline.

General Partner and Professionals Investments and Co-Investments

General Partner Investments

Certain management companies, general partners and co-invest vehicles are committed to contribute to the funds we manage and their affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2025 of $553 million.

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

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene is led by a highly skilled management team with extensive industry experience and has its corporate headquarters located in West Des Moines, Iowa. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support. As of December 31, 2025, approximately 2,010 employees supported our Retirement Services segment.

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

Our asset management expertise supports the sourcing and underwriting of assets for Athene’s portfolio. Athene is invested in a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities, and commercial and residential real estate loans, among others. Athene establishes risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration risk and caps on specific asset classes. In addition to other efforts, Athene manages the risk of rising interest rates by strategically allocating a meaningful portion of its investment portfolio into floating rate securities. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower its overall net floating rate position. Athene also maintains holdings in less interest rate-sensitive investments, including CLOs, non-agency RMBS and various types of structured products, consistent with its strategy of pursuing incremental yield by assuming liquidity and complexity risk, rather than assuming incremental credit risk.

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

Athene uses, and may continue to use, derivatives, including swaps, options, futures and forward contracts, and reinsurance contracts, to hedge risks such as current or future changes in the fair value of assets and liabilities, current or future changes in cash flows and changes in interest rates, equity markets, currency fluctuations and longevity.

Products

Athene principally offers two product lines: annuities and funding agreements.

Annuities

Athene’s primary product line is annuities, which include fixed rate, indexed, payout and group annuities issued in connection with pension group annuity transactions and defined contribution plans.

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

Fixed Indexed Annuities. FIAs are the largest percentage of Athene’s net reserve liabilities. FIAs are a type of insurance contract in which the policyholder makes one or more premium deposits that earn interest, on a tax deferred basis, at a crediting rate based on a specified market index, subject to a contractually specified cap, spread or participation rate. FIAs allow policyholders the possibility of earning interest without significant risk to principal, unless the contract is surrendered during a surrender charge period. A market index tracks the performance of a specific group of stocks or other assets representing a particular segment of the market, or in some cases, an entire market. Athene generally buys options on the indices to which the FIAs are tied to hedge the associated market risk. The cost of the option is priced into the overall economics of the product as an option budget.

Registered Index-Linked Annuities (“RILAs”). RILAs are similar to FIAs in offering the policyholder the opportunity for tax-deferred growth based in part on the performance of a market index. Compared to an FIA, RILAs have the potential for higher returns but also have the potential for risk of loss to principal and related earnings. RILAs provide the ability for the policyholder to participate in the positive performance of certain market indices during a term, limited by a contractually specified cap or adjusted for a contractually specified participation rate. Negative performance of the market indices during a term can result in negative policyholder returns, with contractually specified downside protection typically provided in the form of either a “buffer” or a “floor” to limit the policyholder’s exposure to market loss. A “buffer” is protection from negative exposure up to a certain percentage, such as 10 or 20 percent. A “floor” is protection from negative exposure less than a stated percentage (i.e., the policyholder risks exposure of loss up to the “floor,” but is protected against any loss in excess of this amount).

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

Athene generates income on fixed rate, indexed and payout annuity products by earning an investment spread, based on the difference between (1) income earned on the investments supporting the liabilities and (2) the cost of funds, including fixed interest credited to customers, option costs on indexed products, the cost of providing guarantees (net of rider fees) and policy issuance, maintenance and distribution costs.

Private Placement Variable Annuities (“PPVA”). PPVAs are not registered with the SEC and currently are only offered by private placement to purchasers meeting the requirements as a qualified purchaser and/or an accredited investor under applicable federal securities laws. Variable annuities allow policyholders to participate directly in the investment experience of the underlying investment vehicles offered through the product. In a variable annuity, the policyholder assumes the full investment risk of the investment options chosen. The product allows the policyholder to allocate their money to a variety of variable separate account divisions that invest in a suite of underlying investment options and the potential to accumulate cash value on a tax-deferred basis. Athene’s PPVA products provide access to a suite of Apollo managed funds and other product offerings with no surrender charges and no GLWB or GMDB features. Athene generates income on its PPVA products by collecting a fee that is a function of the policyholder’s account value.

Income Riders to Fixed Annuity Products. The income riders on Athene’s deferred annuities can be broadly categorized as either guaranteed or participating. Guaranteed income riders provide policyholders with a guaranteed lifetime withdrawal benefit, which permits policyholders to elect to receive guaranteed payments for life from their contract without having to annuitize their policies. Participating income riders tend to have lower levels of guaranteed income than guaranteed income riders but provide policyholders the opportunity to receive greater levels of income if the policies’ indexed crediting strategies perform well. As of December 31, 2025, approximately 24% of Athene’s deferred annuity account value contained rider benefits.

Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or market value adjustment (“MVA”), subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy, which generally ranges from 3 to 20 years. The surrender charge for most Athene products at contract inception is generally between 7% and 15% of the contract value and typically decreases by approximately half a percentage point to one percentage point per year during the surrender charge period. The weighted average base surrender charge (excluding the impact of MVAs) was 6% for Athene’s deferred annuities as of December 31, 2025.

At maturity, the policyholder may elect to receive proceeds in the form of a single payment or an annuity. If the annuity option is selected, the policyholder will receive a series of payments over the policyholder’s lifetime or over a fixed number of years, depending upon the terms of the contract. Some contracts permit annuitization prior to maturity.

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

To better position Athene to expand distribution of annuities to defined contribution plans, it acquired Advantage Retirement Solutions, which was rebranded to Vitera, and made enhancements to its annuity offering with Vitera in 2025. Group fixed indexed annuities are issued as part of Vitera’s guaranteed lifetime income solution for defined contribution plans. This involves the use of a target date fund, which can serve as a defined contribution plan’s qualified default investment alternative. The target date fund provides guaranteed lifetime income by purchasing group fixed indexed annuities with guaranteed lifetime withdrawal benefits that Athene issues to the target date fund. The fixed indexed annuities are an asset class within the target date fund’s asset allocation. The allocation to fixed indexed annuities begins, on average, at age 47 for each vintage of the target date fund and gradually increases with incremental purchases of group fixed indexed annuities to provide a pre-defined level of guaranteed income starting at age 65.

Athene generates income on group fixed indexed annuity products distributed to defined contribution target date funds in a similar manner to its fixed indexed annuities sold through the retail distribution channel. Specifically, Athene earns an investment spread, based on the difference between (1) income earned on the investments supporting the liabilities and (2) the cost of funds, including option costs, the cost of providing guarantees and institutional policy issuance, maintenance and distribution costs.

Funding Agreements

Funding agreements include those issued to institutions via direct issuances, those issued to the Federal Home Loan Bank (“FHLB”) and those issued to special-purpose unaffiliated trusts in connection with Athene’s FABN and FABR programs. Funding agreements are issued opportunistically to institutional investors at attractive risk-adjusted funding costs. They are designed to provide an agreement holder with a guaranteed return of principal and periodic interest payments, while offering competitive yields and predictable returns. The interest rate can be fixed or floating. Athene also includes repurchase agreements with a term that exceeds one year at the time of execution within the funding agreement product category.

Life and Other

Life and other products include life insurance policies assumed through reinsurance transactions, guaranteed investment contracts issued in connection with defined contribution plans, other retail products, including legacy run-off or ceded business, and statutory closed blocks.

Guaranteed investment contracts are designed similar to funding agreements, where the contract holder is guaranteed a return of principal plus interest.

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

Retail

Athene has built a scalable platform that allows it to originate and rapidly grow its business in deferred annuity products. Athene has developed a suite of retirement savings products, distributed through its network of 41 independent marketing organizations (“IMOs”), 18 banks and 163 broker-dealers, collectively representing approximately 152,000 independent agents in all 50 states. Additionally, Athene distributes structured settlements through its network of specialized structured settlement annuity brokers. Athene is focused in every aspect of its retail channel on providing high quality products and service to its policyholders and maintaining appropriate financial protection over the life of their policies.

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

Within its flow reinsurance channel, Athene conducts third-party flow reinsurance transactions through its insurance subsidiaries. Flow reinsurance also includes recurring premium from block reinsurance transactions. As a reinsurer, Athene partners with insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. Athene targets reinsuring spread-based liabilities which can include FIAs, MYGAs, traditional one-year guarantee fixed deferred annuities, immediate annuities, whole life insurance, universal life insurance, indexed universal life insurance and institutional products.

Institutional

Athene’s institutional channel includes funding agreements, guaranteed investment contracts, pension group annuity transactions and group fixed indexed annuities issued in connection with defined contribution plans.

Funding Agreements. Funding agreements are comprised of funding agreements issued under Athene’s FABN program, secured and other funding agreements, which include Athene’s FABR program and direct funding agreements, funding agreements issued to the FHLB and long-term repurchase agreements. Athene’s FABN program allows its special-purpose, unaffiliated statutory trust to offer its senior secured medium-term notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. The net proceeds from each sale are used to purchase one or more funding agreements from Athene subsidiaries with matching interest and maturity payment terms. Athene also established a secured FABR program in which a special-purpose, unaffiliated entity enters into a repurchase agreement with a bank and the proceeds of the repurchase agreement are used by the special-purpose entity to purchase funding agreements from Athene subsidiaries. In addition to the funding agreements issued to special-purpose unaffiliated trusts or other unaffiliated entities, Athene engages in direct issuances with various institutions. Athene is also a member of the Federal Home Loan Bank of Des Moines and, through membership, has issued funding agreements to the FHLB in exchange for cash advances. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties. Long-term repurchase agreements with a term that exceeds one year at the time of execution are also included within the funding agreement product category.

Guaranteed Investment Contracts. Guaranteed investment contracts are marketed to stable value fund managers to support stable value investment options within defined contribution plans.

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

Group Fixed Indexed Annuities. Group fixed indexed annuities are issued as part of Vitera’s guaranteed lifetime income solution through a target date fund within defined contribution plans. The defined contribution market involves several stakeholders, including asset managers and plan record-keepers. Vitera partners with select asset managers and plan record-

keepers to market the guaranteed lifetime income target date fund to institutions that sponsor defined contribution plans to have these institutions add the guaranteed lifetime income target fund to their fund offering with a particular focus in having the target date fund deemed as the qualified default investment alternative. Vitera also has direct outreach efforts to larger institutions to market the product.

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

Deployable Capital

Athene’s deployable capital is comprised of capital from three sources: excess equity capital, untapped leverage capacity and available undrawn capital commitments from ACRA. As of December 31, 2025, Athene estimates that it had approximately $8.6 billion in capital available to deploy, consisting of approximately $3.2 billion in excess equity capital, $2.6 billion in untapped leverage capacity (assuming an adjusted leverage ratio of not more than 30%, subject to maintaining a sufficient level of capital required to maintain Athene’s desired financial strength ratings from rating agencies), and $2.8 billion in available undrawn capital at ACRA.

ACRA

To support growth strategies and capital deployment opportunities, Athene established ACRA 1 as a long-duration, on-demand capital vehicle. Athene directly owns 37% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I owning the remaining 63% of the economic interests. During the commitment period, ACRA 1 participated in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP I’s proportionate economic interests in ACRA 1. The commitment period for ACRA 1 expired in August 2023.

To further support its growth and capital deployment opportunities following the deployment of capital by ACRA 1, Athene funded ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. Athene directly owns 37% of the economic interests in ACRA 2 and all of ACRA 2’s voting interests, with ADIP II owning the remaining 63% of the economic interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP II’s proportionate economic interests in ACRA 2.

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

Reinsurance

Internal Ceded Reinsurance

Subject to quota shares generally ranging from 80% to 100%, substantially all of the existing deposits held and new deposits generated by Athene’s U.S. insurance subsidiaries are reinsured to its Bermuda reinsurance subsidiaries. Athene maintains the same reserving principles for its Bermuda reinsurance subsidiaries as it does for its U.S. insurance subsidiaries. Athene also retrocedes certain organic and inorganic business to ACRA. Athene’s internal reinsurance structure provides it with several strategic and operational advantages, including the aggregation of regulatory capital, which makes the aggregate capital of its Bermuda reinsurance subsidiaries available to support the risks assumed by each entity, and enhanced operating efficiencies. As a result of its internal reinsurance structure and third-party direct to Bermuda business, a significant majority of Athene’s aggregate capital is held by its Bermuda reinsurance subsidiaries.

Third-Party Ceded Reinsurance

In addition, from time to time, Athene may opportunistically cede certain of its business from its U.S. insurance subsidiaries, or Bermuda reinsurance subsidiaries, to third party reinsurers, to generate capital and/or limit exposure to certain risks.

Ratings

As of December 31, 2025, each of Athene’s significant insurance subsidiaries is rated “A+” or “A1” by the four rating agencies that evaluate the financial strength of such subsidiaries. To achieve its financial strength ratings aspirations, Athene may choose to retain additional capital above the level required by the rating agencies to support operating needs. Athene believes there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in its financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels through lower funding costs. Financial strength and credit ratings directly affect Athene’s ability to access funding and the related cost of borrowing, the attractiveness of certain Athene products to customers, its attractiveness as a reinsurer to potential ceding companies and the requirements for collateral posting on its derivatives. These ratings are periodically reviewed by the rating agencies.

Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurer or reinsurer to meet its obligations under an insurance policy or reinsurance arrangement and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the respective company and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents, intermediaries and ceding companies and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Principal Investing

Our Principal Investing segment is comprised of our realized performance fee income, realized investment income earned from our balance sheet investments, and certain allocable expenses related to corporate functions supporting the entire company. The Principal Investing segment also includes our growth capital and liquidity resources at AGM. Over time, we may deploy capital into strategic investments that help accelerate the growth of our Asset Management segment, by broadening our investment management and/or product distribution capabilities or increasing the scalability and/or efficiency of our existing operations. We believe these investments may translate into greater compounded annual growth of Fee Related Earnings.

Given the cyclical nature of realized performance fees, earnings from our Principal Investing segment, or PII, are inherently more volatile in nature than earnings from the Asset Management and Retirement Services segments. We earn fees based on the investment performance of the funds, partnerships, and accounts we manage and compensate our employees, primarily investment professionals, with a meaningful portion of these proceeds to align our team with investors whose capital we manage and incentivize them to deliver strong investment performance over time. To enhance this alignment, we have increased the proportion of performance fee income we pay to our employees over time.

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

We have seen capital demand increasing over six discrete markets on a global basis: institutional investor alternative allocations, individuals, insurance, traditional asset managers, institutional investors for fixed income and equity replacement, and defined contribution/401(k). With the growing demand for capital, we expect the composition of competition may shift and evolve over time.

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

Athene experiences competition in the annuity market from traditional carriers and new entrants. Principal competitive factors for fixed annuities are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of products and services.

Reinsurance markets are highly competitive, as well as cyclical by product and market. Within the reinsurance market, Athene competes with other insurance and reinsurance companies based on many factors, including, among other things, financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The impact of these and other factors is generally not consistent across lines of business, domestic and international geographical areas, and distribution channels.

Athene encounters strong competition within its institutional channel. With respect to funding agreements, namely those issued in connection with its FABN program, Athene competes with other insurers that have active FABN programs. Within the funding agreement market, Athene competes primarily on the basis of financial strength and interest rates. With respect to guaranteed investment contracts, Athene competes with other insurers that have an active guaranteed investment contract program primarily on the basis of interest rates. With respect to group annuities, Athene competes with other insurers that offer such annuities. Within the pension group annuities market, it competes primarily on the basis of participant security, price, underwriting, investment capabilities and its ability to provide quality service to the corporate sponsor’s pension participants. Within the group annuity market for defined contribution plans, Athene competes primarily on overall product features and design, brand recognition and financial strength ratings.

Finally, Athene experiences competition in the market for acquisition targets and profitable blocks of insurance. Such competition has intensified as insurance businesses become more attractive acquisition targets for both other insurance companies and financial institutions and as the already substantial consolidation in the financial services industry continues. Athene competes for potential acquisition and block reinsurance opportunities based on a number of factors including perceived financial strength, brand recognition, reputation and the pricing it is able to offer, which, to the extent Athene determines to finance a transaction, is in turn dependent on its ability to do so on suitable terms. Athene has demonstrated patience in only pursuing transactions that meet its internal risk and return objectives. With the backdrop of increasing competition, Athene believes its demonstrated ability to source and consummate large and complex transactions and its inroads in other adjacent markets, including the Japanese savings market, is a competitive advantage over other potential acquirers.

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

Expanding Opportunity

Apollo is committed to championing opportunity and fostering a culture of excellence where everyone has an opportunity to thrive. We make talent decisions based on the qualities necessary to succeed in our modern high-performance workplace, focusing on skills, experience, and performance that drive results, rather than demographic characteristics or preferences. Reducing individuals to a single trait – whether gender, race, or ethnicity – misses the full picture of their capabilities, contributions, and potential impact. At the same time, we believe that a workforce of extraordinary people from a wide range of backgrounds and viewpoints helps us solve complex problems, drive innovation, and achieve great results over the long term. We are committed to expanding opportunity across our ecosystem – our workplace, in our marketplace, and in the communities where we live and work – to ensure that we attract and grow the best talent and business partners from a wide range of backgrounds, perspectives, and experiences who can perform at the highest levels for Apollo.

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

Foundations

The Apollo Opportunity Foundation and the Athene Charitable Foundation are committed to strengthening the communities where our employees live and work by creating lasting, positive impact through purposeful engagement and investment.

The Apollo Opportunity Foundation was launched in February 2022 to expand opportunity in communities where our employees live and work around the globe by deploying our capital and engaging our people to invest in career education, workforce development and economic empowerment for all. Leading with an employee-driven approach, the Apollo Opportunity Foundation partners with organizations that are championed by Apollo employees to advance economic prosperity and expand opportunity.

The Athene Charitable Foundation is deeply committed to making a meaningful difference in the communities where Athene employees live and work. Through hands-on volunteerism, strategic philanthropic giving, and purposeful community outreach, the Athene Charitable Foundation strives to create lasting, positive impact. Guided by four core pillars, education, human services, health and well-being, and environmental sustainability, the Athene Charitable Foundation’s efforts reflect a shared belief that strong communities are built when opportunity, compassion, and responsibility come together.

Regulatory and Compliance Matters

Our businesses, as well as the financial services and insurance industries generally, are subject to extensive regulation in the U.S. and around the world. Virtually all aspects of our business are subject to various laws and regulations, some of which are summarized below. Under these laws and regulations, agencies that regulate investment advisers, investment funds, insurance businesses, broker-dealers and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from carrying on business if it fails to comply with such laws and regulations.

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

The legal and regulatory requirements applicable to our business are ever evolving and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Our businesses have operated for many years within a legal framework that requires us being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the U.S. or elsewhere, may directly affect our mode of operation and profitability.

The complex regulatory frameworks governing financial institutions, insurance companies, insurance distributors and their respective holding companies and subsidiaries, as well as those with investments in them, are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

Financial Services Regulation

Our financial services businesses, subsidiaries and/or affiliates are regulated under, among others, the Investment Advisers Act; the Investment Company Act; the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); the Commodity Exchange Act; the U.K. Financial Services and Markets Act 2000; the European Union Alternative Investment Fund Managers Directive and U.K. Alternative Investment Fund Managers Regulations 2013; the European Union Markets in Financial Instruments Directive (“MiFID”) and the assimilated U.K. law version of MiFID; the Financial Stability Oversight Council (the “FSOC”) and similar non-U.S. regulators; the Federal Reserve and the other U.S. federal prudential banking regulators; the SEC; the Financial Industry Regulatory Authority, Inc. (“FINRA”); the Commodity Futures Trading Commission and National Futures Association; the U.S. Department of Labor; the Internal Revenue Service (the “IRS”); the Federal Communications Commission; banking and financial regulators in the European Union, its member states and the U.K.; as well as rules and regulations over credit risk retention, real estate investment trusts, broker-dealers, “over the counter” derivatives markets, commodity pool operators, commodity trading advisors, gaming companies and natural resources companies.

Regulation under the Investment Advisers Act. We conduct our advisory business primarily through our directly owned investment adviser subsidiaries, including Apollo Capital Management, L.P., Apollo Investment Management, L.P., Apollo Credit Management, LLC, ARIS Management, LLC, Apollo Capital Credit Adviser, LLC, Apollo Real Estate Fund Adviser, LLC, Apollo Manager, LLC, Apollo S3 RIC Management, L.P. and Apollo MPS Management, LLC, each of which is registered as an investment adviser with the SEC under the Investment Advisers Act. Apollo Capital Management, L.P. has a number of relying advisers that operate a single advisory business and rely on umbrella registration to be deemed registered as an investment adviser with the SEC. All of our SEC-registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act, including, among other things, maintaining an effective compliance program reasonably designed for our business, maintaining a Code of Business Conduct and Ethics and other established policies for personal trading, record keeping, marketing, disclosure, custody, and acting consistently with each advisers’ fiduciary duty to its clients.

Regulation as a Broker-Dealer. Apollo Global Securities, LLC (“AGS”), Griffin Capital Securities, LLC (“GCS”) and Athene Securities, LLC (“Athene Securities”), each of which is a subsidiary of Apollo, are registered as broker-dealers with the SEC and in the U.S. states and territories and are members of FINRA. Broker-dealers are subject to regulations that cover all aspects of the securities business, including, among other things, the implementation of a supervisory control system and effective compliance program, advertising, communications and sales practices, conduct of and compensation in connection with public securities offerings, trading practices and best execution, maintenance of adequate net capital and customer reserve accounts, financial and trade reporting, record keeping, and the conduct and qualifications of directors, officers, employees and other associated persons. State securities regulators also have regulatory oversight authority over AGS, GCS and Athene Securities. In addition, one of our non-U.S. subsidiaries, Apollo Capital Solutions Europe B.V., is regulated under relevant broker-dealer regulations in the Netherlands. See “—Regulated Entities Outside of the U.S.” below.

Regulation as a Commodity Pool Operator, Commodity Trading Advisor and Investment Company. Certain investment activities in which Apollo managers engage may subject those managers to provisions of the Commodities Exchange Act and oversight by the Commodity Futures Trading Commission (“CFTC”) and National Futures Association (“NFA”), including registration as a commodity pool operator or commodity trading advisor. Apollo intends to rely on exemptions from registration when available.

In addition, certain of the funds we manage are registered management investment companies under the Investment Company Act, and are subject to extensive substantive regulation concerning the governance, registration, disclosures and operations of those funds.

Other U.S. and Foreign Regulation. We are also subject to laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act, as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. OFAC maintains and enforces economic sanctions against certain countries, regions, and persons in support of a variety of U.S. foreign policy and national security objectives, which prohibit U.S. persons from engaging in certain transactions with certain persons or entities.

As a result of certain investments of ours and the funds we manage in financial institutions that operate outside of the U.S., Apollo is subject to regulatory supervision by international financial regulators, including European Union, European Union member state and U.K. financial regulators and applicable requirements set forth in the relevant banking, consumer finance and other financial services regulations of such jurisdictions. In certain cases, such regulations impose suitability and conduct standards on the Company and require notice to and in certain instances approval of, the relevant regulatory authority of an intent to increase or decrease holdings in the relevant entity outside of specified thresholds, or other contemplated changes in structure, or transactions. Failure to comply with these applicable requirements may result in a variety of consequences, including fines, administrative measures, suspension of voting rights, mandatory disposal of interests in the regulated entity or other regulatory sanctions.

Insurance Regulation

Our businesses, subsidiaries and affiliates are subject to a wide variety of insurance and insurance holding company system laws and regulations in both the U.S. and numerous other jurisdictions, including the European Union, Bermuda, the U.K., Switzerland, Italy, Germany, Belgium, the Netherlands, Australia, Singapore, Cayman Islands, Canada and Malaysia.

United States

Within the U.S., each state’s insurance laws require each of our insurance company subsidiaries to be licensed and regulated by the commissioner, superintendent or director of the insurance department (each, a “Commissioner”) of its domiciliary state and each state in which it transacts insurance as an admitted insurer. The extent of such regulation varies by state, but as a general matter, state Commissioners have broad administrative powers over the business activities and financial aspects of our insurance company subsidiaries, including pursuant to state laws and regulations requiring the licensing of producers who sell the insurance company’s products, regulating premium rates and approving policy forms, establishing reserve requirements, solvency standards and minimum capital requirements, regulating the type, amounts and valuations of investments permitted, examining the business conduct of licensed insurance companies and other matters.

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

All 50 states, Puerto Rico and the District of Columbia have insurance guaranty fund laws requiring insurance companies doing business within those jurisdictions to participate in guaranty associations. Guaranty associations are organized to cover, subject to limits, contractual obligations under insurance policies issued by insurance companies which later become impaired or insolvent. These associations levy assessments, up to prescribed limits, on each member insurer doing business in a particular state on the basis of their proportionate share of the premiums written by all member insurers in the lines of business in which the impaired or insolvent insurer previously engaged. Most states limit assessments in any year to 2% of the insurer’s average annual premium for the three years preceding the calendar year in which the impaired insurer became impaired or insolvent. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets, usually over a period of years. Assessments levied against Athene’s U.S. insurance subsidiaries by guaranty associations during the year ended December 31, 2025 were not material. While we cannot accurately predict the amount of any such future assessments, or past or future insolvencies of competitors which would lead to such assessments, it is possible that any such assessments with respect to pending insurers’ impairments and insolvencies may have a material adverse effect on our financial condition, results of operations, liquidity or cash flows, and any reserves we have previously established for these potential assessments may not be adequate.

Other Jurisdictions

The operations of our insurance subsidiaries and branches operating outside the U.S. are subject to the local regulatory and supervisory schemes in the jurisdictions in which they operate, which vary widely from country to country; however, regulators typically grant licenses to operate and control an insurance business in a specific jurisdiction. In general, insurance regulators in most jurisdictions have the administrative power to supervise the registration of agents, regulation of product features and product approvals, asset allocation, minimum capital requirements, solvency and reserves, policyholder liabilities, and investments. Regulatory authorities may also regulate affiliations with other financial institutions, stockholder structures and may impose restrictions on declaring dividends and the ability to effect certain capital transactions, and many jurisdictions require insurance companies to participate in policyholder protection schemes.

Many of the insurance regulatory frameworks that govern our and our affiliated funds’ insurance entities operating outside the U.S. require the prior consent of the applicable regulator in such jurisdictions before (1) any person can become a “controller”/“qualifying holder” or acquire a direct or indirect control/qualifying holding (e.g., 10%, 20%, 30% or 33% and 50%) in any regulated company, or over the parent undertaking of any such regulated company or (2) any increase of an existing holding that would result in a person reaching the applicable thresholds of the jurisdiction (e.g., 10%, 20%, 30% or 33% and 50%). In addition, certain regulators require the insurance entities or their controllers/qualifying holders to notify the appropriate regulator of any prospective changes in organizational structure of which they are aware, sometimes regardless of whether the controller/qualifying holder or the proposed controller/qualifying holder would be required to submit a change in control application or an application to acquire control/a qualifying holding as a result of such changes in organizational structure. Breach of the requirements to notify the relevant regulator of a decision to acquire or increase control/holding, or of the requirement to obtain approval before completing the relevant control/qualifying holding transaction may in some jurisdictions be a criminal offense attracting potentially unlimited fines. Regulators can also seek other remedies, including suspension of voting rights in the relevant insurance undertaking or having the purported acquisition annulled.

In particular, the BMA, which regulates Athene, Athora and Catalina (as defined below), maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes (1) the managing director of the registered insurer or its parent company, (2) the chief executive of the registered insurer or of its parent company, (3) a stockholder controller, and (4) any person in accordance with whose directions or instructions the directors of the registered insurer or its parent company are accustomed to act.

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

In the U.K., Apollo is considered the controller of certain insurance company (or equivalent) subsidiaries of Catalina Holdings (Bermuda) Ltd. (“Catalina”), including Catalina Worthing Insurance Limited. In addition, Catalina Services UK Limited is also domiciled in the U.K. and provides insurance distribution services for purposes of certain U.K. insurance regulations.

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

Regulation of an Insurance Group

Many insurers, including certain of our subsidiaries, operate within an insurance group structure with two or more affiliated persons, one or more of which is an insurer. U.S. state and international regulators have developed group supervisory frameworks in order to provide regulators with the ability to scrutinize the activities of an insurance group and assess its potential impact on individual insurers within the group.

Group supervisors may impose certain requirements on the insurance group, including to make provision for, among other things: (1) assessing the financial situation and the solvency position of the insurance group and/or its members and (2) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure. These requirements as applied in substance to us or our affiliates have been applied as part of larger prudential regulatory initiatives.

Government agencies and insurance standard setters in the U.S. and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the adoption in 2019 of the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”) by the International Association of Insurance Supervisors (“IAIS”). ComFrame applies to all large internationally active insurance groups (“IAIGs”) designated as an IAIG by their group-wide supervisor. The Iowa Insurance Division (the “IID”) identified itself as the group-wide supervisor for Apollo (in a distinct capacity from its role as supervisor for Athene). In February 2024, the IID, in its capacity as the group-wide supervisor for Apollo, identified Apollo as meeting the criteria as an IAIG and further identified Athene as the head of the IAIG. In general, the head of the IAIG is the uppermost entity to which obligations associated with an IAIG designation attach. Athene will therefore be subject to the relevant capital standard that the U.S. applies to IAIGs. At this time, we do not expect a significant impact on Athene’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on Athene’s capital position or capital structure and any other burdens being named an IAIG may impose on Athene or its insurance affiliates.

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

Consumer Protection Laws and Privacy, Data Security and AI Regulation

Federal and state consumer protection laws affect our operations. As part of the Dodd-Frank Act, Congress established the Consumer Financial Protection Bureau to supervise and regulate institutions that provide certain financial products and services to consumers. In addition, the Gramm-Leach-Bliley Act of 1999 implemented fundamental changes in the regulation of the financial services industry in the U.S. and includes privacy and security requirements for financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, limitations on the re-disclosure and re-use of such information and requirements to notify customers and other individuals about their policies and practices relating to their collection and disclosure of such information and their practices relating to protecting the security and confidentiality of that information. Federal privacy and data security laws are enforced primarily by functional regulators (i.e., state insurance regulators for our insurance company affiliates) and by the SEC, CFTC and self-regulatory organizations for our affiliates registered with such functional regulators.

In addition to federal and other financial institution-specific privacy laws and regulations, an increasing number of states are considering and passing comprehensive privacy legislation, as well as laws or regulations around automated decision making or artificial intelligence (“AI”) technologies. Moreover, the issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators.

Regulated Entities Outside of the U.S.

Certain of our subsidiaries and the funds that we manage that operate in jurisdictions outside of the U.S. are licensed by or have obtained authorizations to operate in their respective jurisdictions outside of the U.S., and as a result are regulated by various international regulators and subject to applicable regulation. These registrations, licenses or authorizations relate to providing investment advice, discretionary investment management, arranging deals, marketing securities, capital markets activities and other regulated activities. Failure to comply with the laws and regulations governing these subsidiaries that have been registered, licensed or authorized could expose us to liability and/or damage our reputation.

Outside of the U.S., our subsidiaries and the funds that we manage, including Apollo Management International LLP, Apollo Credit Management International Limited, Apollo Asset Management Europe LLP, Apollo Investment Management Europe LLP, Apollo Investment Management Europe (Luxembourg) S.à r.l., Apollo Capital Solutions Europe B.V., Apollo Advisors (Mauritius) Ltd, AION Capital Management Limited, Apollo Management Singapore Pte. Ltd., Apollo Management Asia Pacific Limited and Apollo Management Japan Limited, are subject to regulation in the European Union, the Abu Dhabi Global Market, the U.K., India, Mauritius, Singapore, Australia, Hong Kong and Japan.

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

Apollo has established certain one-way and/or two-way information barriers in respect of discrete investment strategies (based on established policies and procedures in respect of information barriers), including certain secondary trading activities. Nonetheless, we generally operate without permanent information barriers between our asset management businesses. In an effort to manage possible risks resulting from our decision not to implement additional barriers, our compliance personnel maintain restricted securities lists and other internal controls. We could in the future decide that it is advisable to establish permanent information barriers, particularly as our business expands and diversifies. In such event our ability to operate as an integrated platform would be restricted.

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

Macroeconomic Risks

Evolving political, market and economic conditions, including increased policy uncertainty and market volatility, may adversely affect our businesses and financial results.

Our businesses are materially affected by conditions in the political environment and financial markets and economic conditions throughout the world, such as changes in interest rates, availability of credit, inflation rates (including persistent inflation), economic uncertainty, changes in laws (including laws relating to taxation), changes in governmental policy and regulatory reform, changes in trade or immigration policy, tariffs and trade sanctions on goods, trade wars, U.S.-China relations, commercial and trading relations between the U.S., Canada, Mexico and the European Union, imposition or maintenance of trade barriers (including tariffs), labor shortages, the ongoing Russia-Ukraine conflict, the conflicts in the Middle East, the tensions between China and Taiwan, supply chain disruptions, economic, political, fiscal and/or other developments in or affecting Eurozone countries, commodity prices, currency exchange rates and controls, wars, other national and international political circumstances (including terrorist acts or security operations), natural disasters, climate change, pandemics, epidemics, disease outbreaks or other severe public health crises and related governmental actions, and other events outside of our control. Recent macroeconomic conditions have been shaped by increasingly fragmented global growth and a more volatile and transactional policy environment. Economic performance has diverged across regions, with relatively resilient demand in the U.S. offset by weaker growth in parts of Europe and a slowdown in China, while global trade and investment flows have been influenced by heightened geopolitical tensions and a shift toward trade nationalism and industrial policy. Governments have increasingly relied on tariffs, export controls, investment screening and other policy tools to advance domestic economic and national security objectives, contributing to supply-chain reconfiguration, front-loading of imports, higher costs and reduced visibility into cross-border activity. These developments have increased uncertainty around global demand, pricing, capital allocation and exit environments, which could adversely affect portfolio company operating results and valuations, the availability and cost of financing, the timing and execution of asset sales and refinancings, and the investment performance of the funds we manage.

At the same time, inflation dynamics and monetary policy have become more uneven across jurisdictions. While inflation has moderated in certain economies, it has remained elevated or proven more persistent in others due to services inflation, labor market tightness, fiscal spending and tariff-related cost pressures, leading central banks to pursue increasingly divergent policy paths. As a result, interest rates may remain elevated for longer than in prior cycles or increase further in certain markets, contributing to volatility in interest rates, foreign exchange markets and financial conditions. These conditions may increase financing costs, pressure valuations and liquidity, and disproportionately affect interest-rate-sensitive assets and liabilities held by us and the portfolio companies of the funds we manage, particularly in an environment of slowing growth or heightened market uncertainty. Although the Federal Reserve in the U.S. and central banks in various other countries have cut interest rates as the rate of inflation slowly weakened, they may again raise, and some countries, such as Japan, have already raised, interest rates in response to concerns about inflation in the future, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Interest rate risk poses a significant market risk to us as a result of interest rate-sensitive assets (e.g., fixed income assets) and liabilities (e.g., fixed deferred and immediate annuities) held by us, the funds we manage and by the portfolio companies of the funds we manage. Certain portfolio companies of the funds we manage may also be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on their loans, particularly if interest rates rise further in response to inflation. In addition, any projected future decreases in such portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our and our funds’ investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Past, ongoing and potential armed conflicts and military hostilities in various regions, such as the conflict between Russia and Ukraine and the conflict in the Middle East, and heightened political and economic uncertainty across certain emerging markets and certain regions of strategic geopolitical significance, have increased, and may continue to increase in the future, global economic and political uncertainty. In response to such conflicts, hostilities and uncertainties, governments may impose a range of trade, export control, investment, financial or other restrictions affecting certain countries, regions, industries or counterparties. For example, governments in the U.S., U.K., and EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, and additional controls and sanctions could be enacted in the future. We are continuing to actively monitor geopolitical developments and assess their impact on our business and the business and operations of the portfolio companies of the funds we manage (particularly the impact on portfolio companies that operate in industries such as chemicals, oil and gas and aviation). We have no significant exposure to Russia, Ukraine or the Middle East and as such, to date, these conflicts have not had a material impact on our business, financial condition or results of operations. However, it is possible that these conflicts may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. For example, any global energy crisis, including as a result of restrictions on Russia’s energy exports or any future continuation or expansion of the Middle East conflicts, could similarly have an adverse impact on certain of the geographies where we do business and certain business and operations of the portfolio companies of the funds we manage. We cannot predict the impact these conflicts may have on the global economy or our business, financial condition and operations in the future. These conflicts may also heighten the impact of other risks described herein.

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

In addition, certain investments by funds or vehicles we manage may be based, in part, on assumptions regarding the availability, amount or duration of federal, state, local or foreign government programs, incentives, subsidies, regulatory frameworks or tax credits applicable to particular industries, assets or business activities. Such programs or incentives are often available only for limited periods, may be subject to phase-outs, caps or eligibility requirements, and may depend on continued legislative, regulatory or budgetary support. As a result, such programs or incentives may not be available for the full anticipated investment horizon, or on the terms initially expected, and may be delayed, modified, not renewed or eliminated. Any such developments could adversely affect the anticipated profitability, cash flows, valuation or exit opportunities of these investments, which in turn could negatively affect the performance of the funds or vehicles we manage, and our results of operations and cash flows.

Operating Risks

A portion of our revenues, earnings and cash flow is highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis, which may cause the price of our shares to be volatile.

A portion of our revenues, earnings and cash flow is highly variable, primarily due to the fact that performance fees from our asset management business and the transaction, structuring, advisory and other fees that we receive, can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of the funds and other vehicles we manage are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of investments of the funds and other vehicles we manage, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, policyholder behavior, the degree to which we encounter competition and general economic and market conditions. Our future results will also be significantly dependent on the success of the larger funds we manage (e.g., Fund IX, Fund X and AAA), changes in the value of which may result in fluctuations in our results. In addition, performance fees from some of the funds and other vehicles we manage are subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative performance fees on individual portfolio investments in excess of the amount of performance fees it would be entitled to from the profits calculated for all portfolio investments in the aggregate. Such variability may lead to volatility in the trading price of our shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in earnings and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our shares or increased volatility in the price of our shares in general.

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

We may not be successful in expanding into new investment strategies, geographic markets and businesses and in attracting new types of investors, each of which may result in additional risks and uncertainties in our businesses.

We actively consider the opportunistic expansion of our businesses, both geographically and into new investment strategies and platforms, and intend, to the extent that market conditions warrant, to grow our businesses by increasing AUM in existing businesses and expanding into new investment strategies, platforms, geographic markets, businesses and distribution channels, including the retail channel. We intend to grow our business in the future in part by acquisitions and joint ventures, each of which could require additional cash and equity, systems development and skilled personnel. We may experience challenges identifying, financing, consummating and integrating such acquisitions and transactions. Our organizational documents do not limit us to the asset management and retirement services businesses. Accordingly, we may pursue growth through acquisitions of other investment management companies (such as our acquisition of Bridge Investment Group Holdings Inc. in 2025), acquisitions of critical business partners or other strategic initiatives, including entering into new lines of business.

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

We also may not be successful in identifying new investment strategies or geographic markets that increase our profitability, or in identifying and acquiring new businesses that increase our profitability. We have also entered into strategic partnerships, separately managed accounts and sub-advisory arrangements, which lack the scale of the funds we traditionally manage and are more costly to administer. The prevalence of these accounts may also present conflicts, introduce complexity in the deployment of capital and result in additional costs and expenses.

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

Accessing individual investors and selling products directed at such investors exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks, an increased compliance burden, and more complex administration and accounting operations. As the number and complexity of our investment products and vehicles increases, the operational demands and complexity of our business has also increased, which could strain the sufficiency of our systems, infrastructure, and personnel required to manage the volume and complexity of this growth. We also may be subject to claims related to matters such as the adequacy of disclosures, appropriateness of fees, suitability and board of directors’ oversight, each which could result in civil lawsuits, regulatory penalties and enforcement actions. Our registered investment advisers could also be subject to direct or derivative claims from a fund’s investors or board of directors for alleged mismanagement of the fund. In addition, regulatory requirements imposing limitations on the ability of affiliates of certain of our vehicles to engage in certain transactions may limit our funds’ ability to engage in otherwise attractive investment opportunities.

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

In addition, our initiatives to expand our individual investor base, including outside of the U.S., requires the investment of significant time, effort and resources, including the potential hiring of additional personnel, the implementation of new operational, compliance and other systems and processes and the development or implementation of new technology. There is no assurance that such efforts will be successful. Moreover, as individual investor targeted initiatives continue to grow across the alternative asset management industry, there may be the introduction of new regulatory, oversight or disclosure requirements that make our initiatives to expand our individual investor base more difficult to achieve.

We operate in highly competitive industries, which could limit our ability to achieve our growth strategies and could materially and adversely affect our businesses, financial condition, results of operations, cash flows and prospects.

We operate in highly competitive markets and compete with a large number of investment management and alternative asset management firms, private equity, credit and real assets fund sponsors, U.S. and non-U.S. insurance and reinsurance companies, broker-dealers, financial advisors, asset managers and other financial institutions. In particular, competition in our asset management business is based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, investor availability of capital and willingness to invest, fund terms (including fees and liquidity terms), brand recognition, types of products offered and business reputation. Our investment business, as well as our investment funds, compete with a number of private funds, specialized investment funds, funds structured for individual investors, hedge funds and other sponsors managing pools of capital, as well as corporate buyers and traditional asset managers.

Competition for our business extends beyond fundraising and includes competition to source, originate, structure, finance and syndicate investments, acquire portfolio companies and strategic assets and deploy capital across private equity, private credit, real assets and other alternative strategies. We also compete with financial institutions and other market participants in connection with acquisitions, investments, financings, originations, syndications and other strategic transactions, and competitive pressures in these areas may affect pricing, transaction terms, investment returns and our ability to deploy capital efficiently. In addition, our retirement services business faces significant competition from traditional insurers and reinsurers, asset managers and other financial institutions offering annuity, pension risk transfer and other retirement products, as well as from alternative capital providers seeking exposure to similar long-duration liabilities or asset classes. In these markets, competition is based on factors such as pricing, product design and structure, underwriting standards, investment performance, financial strength, financial strength ratings, credit ratings, scale, distribution capabilities, regulatory capital considerations and the ability to source and manage assets aligned with retirement and insurance liabilities.

Our competitors may have greater financial, fundraising, technical, research, marketing and other resources, more established relationships, broader product offerings, lower costs of capital or higher risk tolerances than we do. Some competitors may be willing or able to pursue opportunities or strategies or retirement-related transactions on more aggressive terms, including by accepting lower returns or greater risk, which could reduce the availability of attractive opportunities or require us to adjust pricing, structure or terms. As a result of these competitive dynamics across our asset management and retirement services businesses, we may experience increased difficulty in attracting and retaining investors, originating or executing transactions on favorable terms, maintaining or increasing fees, deploying capital effectively or achieving our growth objectives.

In addition, we may face other competitive risks beyond those specific to the businesses in which we operate. For example, the use and implementation of artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”), and products and platforms involving digital assets and distributed ledger technologies also have the potential to significantly disrupt the way financial institutions, including investment managers and asset managers, do business or attract and address investor demands and strategies, resulting in further competitive pressures for our business. These competitive pressures may materially adversely affect on our growth, business, financial condition, results of operations, cash flows and prospects.

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

Actual or alleged misconduct, unethical behavior and other activities by our current and former employees, directors, advisers, third-party service providers or others affiliated with us could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

There is a risk that our employees, directors, advisers, third-party service providers or others affiliated with us could engage, including deliberately or recklessly, in actual or perceived misconduct, unethical behavior or fraud and/or participate in outside activities that creates reputational harm and/or legal exposure for us and adversely affects our businesses. With respect to our retirement services business, our insurance businesses rely on third-party intermediaries to sell our products and services and we further rely on third-party administrators to administer a portion of our annuity contracts as well as our legacy life insurance business. If anyone associated or affiliated with us, or the portfolio companies of the funds we manage, were to engage, or be accused of engaging, in illegal, unethical or suspicious activities, sexual harassment, impermissible discrimination, improper use or disclosure of confidential information, fraud, payment or solicitation of bribes, misrepresentation of products and services or any other type of similar misconduct or violation of other laws and regulations, regardless of whether such activity is related to our business, management’s resources and attention could be diverted, and we could receive negative publicity, suffer serious harm to our brand and reputation, be subject to increased regulatory scrutiny, penalties or sanctions, face difficulties in raising funds or generating business, experience a broader backlash against the company and its affiliated entities, suffer serious harm to our financial position and current and future business relationships, as well as face potentially significant litigation or investigations.

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

Although we are not currently aware of any security incidents or cyberattacks that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyberattack techniques used change frequently and are not recognized until launched, the full scope of a cyberattack may not be realized until an investigation has been performed and cyberattacks can originate from a wide variety of sources. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. Although we take protective measures and endeavor to strengthen our computer systems, software, technology assets and networks to prevent and address potential cyberattacks, there can be no assurance that any of these measures will prove effective. Furthermore, delays in the maintenance, updates, upgrading, or patching of our information systems could adversely impact their effectiveness or could expose us, as well as our clients and others who rely upon, or have exposure to, our systems, to security and other risks. The rapid evolution and increasing prevalence of AI Technologies may also increase our cybersecurity risks, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts as a result of the use of AI Technologies.

We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for hosting the information systems and hardware systems that are critical to our businesses. We rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of the funds we manage and compliance matters. While we require our critical third-party suppliers to implement and maintain what we believe to be effective cybersecurity and data protection measures, we cannot guarantee that third parties and infrastructure in our supply chain or our partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. In addition, if one of our third-party suppliers suffers a security breach, which has happened in the past, our response may be limited or more difficult because we may not have direct access to their systems, logs and other information related to the security breach. A disaster, disruption or compromise in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, may have an adverse impact on our ability to continue to operate our businesses without interruption which could have a material adverse effect on us. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. These risks also increase to the extent we engage in operations outside the U.S. We also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on our business. In addition, costs related to data security threats or disruptions may not be fully insured or indemnified by other means.

As new technologies, including tools that harness generative artificial intelligence and other machine learning techniques, rapidly develop and become even more accessible, the use of such new technologies by us, our affiliates and our third-party service providers will present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we and/or third-party service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us, our reputation and our business.

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

Additionally, although the prevalence and scope of applications of distributed ledger technology, cryptocurrency and similar technologies is growing, the technology is nascent and may be vulnerable to cyberattacks or have other inherent technological weaknesses. We and the funds we manage are exposed to risks, and may become exposed to additional risks, related to distributed ledger technology and the financial products that use it, such as blockchain, cryptocurrencies and other digital assets, or decentralized finance (DeFi) and related applications, including through our offering funds and other products, facilitating clients’ activities and investing in financial products that use blockchain, cryptocurrencies or other digital assets; our reliance on companies that use, develop or rely on distributed ledger technology; use of distributed ledger technology by third-party vendors, clients, counterparties, clearinghouses and other financial intermediaries with whom we transact; and the receipt of cryptocurrencies or other digital assets as collateral. Market volatility of financial products using distributed ledger technology may increase these risks and may also expose us to increased compliance risks.

AI Technologies could increase competitive, operational, legal and regulatory risks to our businesses in ways that we cannot predict.

Technological developments in AI Technologies and their current and potential future applications, including in the private investment, financial and insurance sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. AI Technologies could significantly disrupt the business models, investment strategies, operational processes, and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows. We also face competitive risks if we fail to adopt AI Technologies in a timely fashion. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets, a sector to which certain of our investment strategies have significant exposure.

Through our use of AI Technologies, we avail ourselves of the potential benefits, insights and efficiencies resulting from these technologies. For example, our employees can utilize internal generative AI-powered applications to help summarize, search or translate documents or gather information on a wide variety of topics. However, these technologies also present a number of potential risks that cannot be fully mitigated. If the data we, our affiliates or third parties whose services we rely on, use in connection with the possible development or deployment of AI Technologies (including employee data and data related to, or used in, workplace operations) is incomplete, incorrect, inadequate or biased in some way, it may result in flawed algorithms, reduce the effectiveness of AI Technologies, adversely impact us and our operations, and could subject us to legal and regulatory investigations and/or actions. There is also a risk that AI Technologies and data used therewith may be misused or misappropriated by our employees or third-party service providers or other third parties. Further, we may not be able to control how third-party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data, including material non-public information, unavoidable deficiencies in the practices associated with data collection, training AI technology on large data sets and big data analytics and difficulties in validating data could have an adverse impact on our reputation, subject us to legal and regulatory investigations and/or actions and create competitive risk. Additionally, the volume and reliance on data and algorithms also make AI Technologies, and in turn us, more susceptible to cybersecurity threats, including compromising underlying models, training data, or other intellectual property. We could be exposed to risks to the extent of our use or third-party service providers, or any counterparties use of AI Technologies in their business activities. While we expect, from time to time, to adopt and adjust usage policies and procedures governing the use of AI Technologies by our personnel, there is a risk of misuse of such AI Technologies, failure of such AI Technologies to be available or to perform, or data leakage on account of use of such AI Technologies, any of which could cause a material harm to us or our portfolio companies. In addition, some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.

The use of AI Technologies also requires our compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI Technologies, including intellectual property infringement and misappropriation claims, and claims related to alleged misuse or misappropriation of our data. This could have a material and adverse impact on our business, financial condition, results of operations, liquidity and cash flows. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments. We may also communicate externally regarding AI Technology-related initiatives, including our development and use of AI Technologies, which subjects us to the risk of being accused of making inaccurate or misleading statements regarding our ability to avail ourselves of the potential benefits of AI Technology.

Regulations related to AI Technologies continue to evolve and may also impose on us certain obligations and costs related to monitoring and compliance. The costs of preparing for, monitoring and complying with laws and regulations related to AI Technologies, and any claims or penalties as the result of any use of or reliance on AI Technologies, could, if applicable, adversely affect us, us and/or third parties connected to us (whether directly or indirectly), which could adversely affect our business and results of operations.

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

Many of the funds we manage invest in securities or other financial instruments that are not publicly traded or are otherwise viewed as “illiquid.” In many cases, the funds we manage may be permitted by contract or by applicable securities laws to sell such securities only after a period of time and then only at such times when we do not possess material nonpublic information. The ability of many funds, particularly the private equity funds, to dispose of investments is heavily dependent on the capital markets and in particular the public equity markets, including hybrid equity and hybrid credit markets. Many of the funds we manage invest in private credit opportunities and the ability to dispose of such instruments prior to maturity is heavily dependent upon the secondary trading market for such instruments. Such markets are still developing and could be subject to periods where the general partner of the fund deems the level of trading not to be appropriate. Furthermore, large holdings even of publicly traded securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, the funds we manage may be forced, under certain conditions, to sell securities at a loss.

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

Many of the funds we manage utilize subscription lines of credit, net asset value-based fund finance facilities or similar financing arrangements, margin loans or other derivative financing arrangements to fund operations and investments, including their equity contributions in a portfolio company. Some of these are also intended as a source of longer-term borrowings for investments by the relevant funds. In other cases, some funds make investments through the use of such facilities or arrangements that are backed by the fund’s investment portfolio. The interest expense and other costs incurred in connection with such indebtedness may not be recovered by appreciation in the assets purchased or carried, and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated in the event of a decline in the market value of such assets. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. The inability to obtain such financing on attractive terms or at all may impact the ability of the funds we manage to achieve targeted rates of return. Moreover, certain of the funds we manage allow for investors to leverage part of their subscription, and consequently any losses or adverse results at the fund-level could be exacerbated. Because leveraged investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates, levered investors may also be at substantially increased risk of loss of their investment.

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

We are subject to operating and financial restrictions arising from our indebtedness.

We are subject to operating and financial restrictions arising from our indebtedness, which include restrictive covenants that, subject to certain exceptions, limit certain operational, financial or structural decisions we can make. As a result of these restrictions, we may be limited in how we conduct our operations and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities. Any future indebtedness we incur may also contain significant operating and financial restrictions.

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

A variety of fees that we earn, such as origination, syndication, arranger, placement, sourcing, structuring and other similar fees, are driven in part by the pace at which the funds we manage commit to make or make investments. Any decline in the pace at which the funds we manage make investments would reduce our origination, syndication, arranger, placement, structuring, sourcing and other similar fees and could make it more difficult for us to raise capital. Likewise, any increase in the pace at which the funds we manage exit investments would reduce origination, syndication, arranger, placement, structuring, sourcing and other similar fees to the extent additional investment opportunities are not available to redeploy all or a portion of the proceeds. In addition, we will experience a decrease in the amount of fee revenue if we share with fund investors a larger portion, or all, of certain types of fees generated by funds’ investments, such as management consulting fees and merger and acquisition transaction advisory fees, or if expenses arising from the operation of the funds we manage are borne by us alone, rather than the funds.

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

Certain institutional investors have publicly criticized compensation arrangements, including management consulting fees and merger and acquisition transaction advisory fees, as well as additional types of fees paid to affiliated service providers, such as syndication, sourcing, structuring and placement fees, many of which are not subject to management fee-offsets as contemplated by governing documents of the funds we manage. Although we have no obligation to modify any fees or other terms with respect to the funds we manage, we experience pressure to do so. In addition, certain institutional investors, including sovereign wealth funds and public pension funds, continue to demonstrate an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. Even though we have entered into such strategic arrangements, there can be no assurance that such alternatives will be as profitable to us as traditional investment fund structures. While we have historically competed primarily on the performance of the funds we manage, and not on the level of our management fees or performance fees relative to those of our competitors, there is a risk that management fees and performance fees in the alternative investment management industry will decline, without regard to the historical performance of a manager. Management fee or performance fee reductions on existing or future funds, without corresponding decreases in our cost structure even if other revenue streams increase, would adversely affect our revenues and profitability.

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

We continue to depend on investors in the funds we manage even after the capital-raising phase of any fund. Investors in many of the funds we manage make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected. Additionally, the governing documents of substantially all of the funds we manage in which there are third-party investors provide that a simple majority-in-interest of a fund’s unaffiliated investors have the right to liquidate that fund for any or no reason, which would cause management fees and performance fees to terminate. We do not know whether, and under what circumstances, the investors in the funds we manage are likely to exercise such right. Furthermore, the management agreements of the funds we manage would also terminate if we were to experience a change of control without obtaining fund investor consent. We cannot be certain that consents required for the assignment of our management agreements will be obtained if such a deemed change of control occurs.

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

Certain investors have placed increased importance on the impact of investments made by the funds to which they commit capital on sustainability-related issues and, conversely, certain other investors may sell to minimize or restrict the application of such restraints on the investment-deployment process. Consequently, certain investors may decide not to commit capital in fundraises, or to withdraw previously committed capital from the funds we manage, based on their evolving priorities. Certain investors may also condition capital commitments in a way that may constrain a fund’s capital deployment opportunities, including by limiting investment opportunities in certain sectors, or taking certain actions, or refraining therefrom, that could adversely impact the value of an investment or that could improve the value of an investment. In addition, regulatory initiatives requiring asset managers and investors to make sustainability-related disclosures for, and/or classify, certain funds and their investments against certain criteria are becoming more common. Some disclosure and/or categorization requirements may be subjective and, accordingly, open to interpretation. If regulators disagree with our interpretation of such disclosure obligations and/or the categorization methodologies we use, or new regulations, legislation, or regulatory guidance require a methodology of measuring or disclosing sustainability-related information that is different from our current practice, it could result in increased compliance costs and/or have an adverse effect on fundraising efforts. Given the scrutiny on sustainability-related matters as well as the increasing number of regulatory obligations relating to our business, our investors, the funds we manage, and their investments, we risk being perceived as or accused of making inaccurate or misleading statements regarding the investment strategies of the funds we manage, as well as about our, the funds’, and their investments’ performance against sustainability-related measures and/or initiatives. Any such perception or accusation could adversely impact our ability to raise capital and attract new investors.

Conversely, so-called “anti-DEI” sentiment and related public policy actions have gained prominence in the U.S. In recent periods and as part of evolving public policy initiatives, certain federal and state authorities have issued executive orders, enacted or proposed legislation, issued legal opinions or taken other actions that restrict, discourage or prohibit DEI initiatives, including by eliminating or limiting DEI programs or offices within governmental entities, restricting DEI-related training or policies and, in some cases, imposing requirements or conditions on entities that contract with, receive funding from, or otherwise conduct business with governmental authorities. For example, certain executive orders have directed federal agencies to terminate DEI programs and to eliminate policies perceived as providing preferential treatment based on protected characteristics, and similar actions have been taken or proposed at the state level. In addition, certain governmental officials and regulators have publicly criticized or targeted DEI-related policies and practices and have initiated or threatened investigations, enforcement actions or other proceedings in connection with such initiatives. If we, the funds we manage, or the portfolio companies in which they invest, are perceived to promote or implement DEI-related policies or practices that are viewed as inconsistent with such legal, regulatory or policy developments, we could be subject to increased scrutiny, investigations, litigation, fines, suspension or debarment from government contracting, or reputational harm. Moreover, certain investors, counterparties or governmental entities may elect not to invest in, allocate capital to, conduct business with, or otherwise engage with us, the funds we manage or certain investment vehicles, or the portfolio companies in which they invest, may withdraw existing investments, or may seek to exclude us based on perceptions of our DEI-related practices, which could adversely affect the price of our common stock, the performance of the funds we manage, the ability to raise future capital, business results or financial condition, or cause reputational harm.

In addition, “anti-ESG” sentiment has also gained momentum across the U.S., with several states and federal authorities having enacted or proposed “anti-ESG” policies, legislation or issued executive orders and legal opinions, and engaged in related investigations and litigation. For example, anti-boycott legislation in certain states target financial institutions that are perceived as “boycotting” or “discriminating against” companies in certain industries (e.g., energy and mining) and prohibit government entities from doing business with such institutions and/or investing the government’s assets (including pension plan assets) through such institutions. Similar policies have been implemented or are being proposed at the federal level. In addition, certain jurisdictions now require that relevant government entities or managers/administrators of government investments make investments based solely on pecuniary factors without consideration of non-pecuniary environmental, social and governance factors. If investors subject to such legislation viewed our funds, policies or practices as being in contradiction of such “anti-ESG” policies, legislation, initiatives or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, our results of operations or cash flow could be negatively affected and it could negatively affect the price of our common stock. A regulatory framework that opposes funds or vehicles that apply sustainability-related principles to their investment criteria also makes it harder for those funds or vehicles to operate across jurisdictions.

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
•Investments by many of the funds we manage include debt instruments, including private credit, equity securities, and other financial instruments of companies that the funds we manage do not control. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve the interests of the funds we manage.
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
•Certain of the funds we manage invest in cryptocurrencies, which may expose us and such funds to increased risks and liabilities that are inherent in the ownership, development and monetization of cryptocurrencies.
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
•The real estate and infrastructure investments of the funds we manage are exposed to rising mortgage interest rates, increasing consumer debt and a low level of consumer confidence in the economy and/or the residential real estate market.
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
•Rapid and unforeseen technological transformations, such as the emergence of large language models and generative AI, and/or the anticipated impact of such transformations, may introduce operating risks to certain portfolio companies and other investments, particularly those in the software industry and other related sectors, may cause volatility in their valuations and their stock price and may negatively affect their performance.

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
•Certain of the funds we manage invest in private credit opportunities (including through direct origination), which may be illiquid, difficult to value and exit prior to maturity, and susceptible to credit deterioration, restructurings or losses.

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

The U.S. insurance subsidiaries of our retirement services business are subject to state regulations that provide for minimum capital requirements (“MCR”) based on RBC formulas for life insurance companies relating to insurance, business, asset, interest rate and certain other risks. Similarly, the Bermuda reinsurance subsidiaries of our retirement services business are subject to MCR imposed by the BMA through the BMA’s Enhanced Capital Requirement (“ECR”) and minimum margin of solvency.

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

Further to NAIC activities with respect to RBC calculation methodologies, the NAIC has recently adopted and is currently considering a variety of reforms to its RBC framework, which could increase the capital requirements for our U.S. insurance subsidiaries. For example, the NAIC recently adopted changes to certain statements of statutory accounting principles in connection with its principles-based bond project, which became effective on January 1, 2025, setting forth the factors to determine whether an investment in asset-backed securities qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term invested assets), the latter of which could result, among other things, in the capital charge treatment of an investment being less favorable. The NAIC also adopted an interim change to the life RBC formula for year-end 2023 and 2024 reporting to increase the RBC base factor for residual tranches of structured securities, and increased the base factor in 2024. In addition, the NAIC is reviewing changes related to filing exempt status for certain securities, including a proposal that sets forth procedures for the NAIC’s review of investments that are exempt from filing with the NAIC’s Securities Valuation Office, which could result in, among other things, the capital charge treatment of the investment being less favorable.

In March 2024, the BMA published revised rules and new guidance notes to enhance Bermuda’s regulatory regime for commercial insurers. The material enhancement to the framework included updates to the technical provisions, the computation of the BSCR and the BSCR adjustment framework.

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

Athene and its insurance subsidiaries encounter various types of counterparty credit risk. Athene’s insurance subsidiaries cede certain risk to third-party insurance companies that may cover large volumes of business and expose them to a concentration of credit risk with respect to such counterparties. Such subsidiaries may not have a security interest in the underlying assets and despite certain indemnification rights, they retain liability to their policyholders if a counterparty fails to perform. Certain of Athene’s insurance subsidiaries also reinsure liabilities from other insurance companies and these subsidiaries may be negatively impacted by changes in the ceding companies’ ratings, creditworthiness, and market perception, or any policy administration issues. Athene further assumes pension obligations from plan sponsors that expose it to the credit risk of the plan sponsor. In addition, our retirement services business may be exposed to credit loss in the event of nonperformance by its derivative agreement counterparties. If any of these counterparties are not able to satisfy its obligations to us or third parties, including policyholders, we may not achieve our targeted returns and our financial position, results of operations, liquidity and cash flow may be materially adversely affected.

The investment portfolio of our retirement services business may be subject to concentration risk, particularly with respect to single issuers, including Athora, among others; industries, including financial services; and asset classes, including real estate.

Our retirement services business faces single issuer concentration risk both in the context of alternative investments, in which it occasionally holds significant equity positions, and large asset trades, in which it generally holds significant debt positions. The most significant concentration risk exposures of our retirement services business arising in the context of alternative investments, on a risk-adjusted basis, is its investment in Athora, an insurance holding company focused on the European life insurance market. Given our retirement services business’ significant exposure to these issuers, it is subject to the risks inherent in their business. For example, as a life insurer, Athora is subject to credit risk with respect to its investment portfolio and mortality risk with respect to its product liabilities, each of which may be exacerbated by unforeseen events. Further, Athora has significant European operations, which expose it to volatile economic conditions and risks relating to European member countries and withdrawals thereof. In addition, Athora is subject to multiple legal and regulatory regimes that may hinder or prevent it from achieving its business objectives. To the extent that our retirement services business suffers a significant loss on its investment in these issuers, including Athora, our financial condition, results of operations and cash flows could be adversely affected.

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

We increasingly confront potential and actual conflicts of interest relating to our business, our investment activities and the investment activities of the funds we manage. As an asset manager, conflicts of interest arise, and may continue to arise in the future, in connection with investment decisions, including regarding the identification, making, management, valuation, disposition, and timing of a fund’s investments. These conflicts of interest include conflicts that arise among the funds we manage as well as between us and the funds we manage and other client accounts, including investment allocation decisions. Certain inherent conflicts of interest arise from the nature of our business, including from the fact that (i) we provide investment management services to more than one fund or client, (ii) the funds we manage often have one or more overlapping investment strategies, and (iii) we could choose to allocate an investment to more than one fund or to ourselves. Also, the investment strategies employed by us for current and future clients, or on our own behalf, could conflict with each other, and may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more clients. If participation in specific investment opportunities is appropriate for more than one of the funds or other advisory clients we manage, participation in such opportunities will be allocated pursuant to our allocation policies and procedures, which take into account the terms of the relevant partnership or investment management agreement as well as the decisions of our allocations committees.

In addition, there are a variety of circumstances inherent in our business that give rise to the potential for conflicts of interest, which have, in certain instances, resulted in actual conflicts between us and the funds and accounts we manage and may do so again in the future, including: (i) the allocation of investment opportunities between Apollo and the funds and accounts Apollo manages; (ii) the allocation of investment opportunities among funds and accounts with different performance fee structures, or where our personnel have invested more heavily in one fund than another; (iii) the determination of what constitutes fund-related expenses and the allocation of such expenses between us and our managed funds and accounts; (iv) the ability of our personnel to, in certain circumstances, make investments in the funds we manage or funds managed by third parties on more favorable terms; (v) the selection of investments that could generate more fees for service providers affiliated with us; and (vi) the execution of securities trades by Apollo’s affiliated broker-dealer on behalf of the funds and accounts we manage.

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

Apollo has established certain one-way and/or two-way information barriers in respect of discrete investment strategies (based on established policies and procedures in respect of information barriers), including secondary trading activities. Nonetheless, because we generally operate without the permanent information barriers in our asset management business that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions, our executive officers, investment professionals or other employees may acquire confidential or material non-public information and, as a result, they, we, the funds we manage and other clients may be restricted from initiating transactions in certain securities. In the event that any of our employees obtains such material non-public information, we may be restricted in acquiring or disposing of investments on behalf of the funds we manage, which could impact the returns generated for such funds. Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material non-public information could fail and result in us, or one of our investment professionals, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory, financial or judicial sanctions and, as a consequence, negatively impact our ability to provide our investment management services to our clients and the funds we manage.

The functions of certain of our affiliates also give rise to a number of conflicts of interest. For example, certain of our affiliates are broker-dealers registered with the SEC and members of FINRA, the U.K. Financial Conduct Authority and the European Securities and Market Authority that principally conduct private placements and provide services in respect of the underwriting and syndication of securities, transaction advisory services, capital markets advisory and structuring services, placement services, sourcing services, origination services and merger and acquisition advisory services, including in connection with exiting investments, as well as certain authorized market making services. Additionally, certain of our affiliates and/or portfolio companies of the funds we manage provide a variety of services with respect to financial instruments, including loans, that are not subject to broker-dealer regulations, such as originating, administering, arranging, sourcing, structuring, placing and syndicating loans, advisory and other similar services to the funds we manage and their portfolio companies, as well as third parties. While we believe these kinds of transactions are beneficial to our clients and the funds we manage, the functions that our affiliates may perform give rise to a number of conflicts of interest, including, for example, with respect to the allocation of investment opportunities and the imposition of additional fees that are borne, directly or indirectly, by the funds we manage. Additionally, in secondary market trades involving securities, certain conflicts of interest and risks may be posed by our affiliated broker-dealer’s ability to execute trades on a principal, riskless principal, or agency basis and could elect to hold inventory of securities as part of its secondary market activities in anticipation of demand for such securities. Such activity may pose conflicts of interest relating to the allocation of investments and the allocation of fees and expenses to the funds and accounts we manage, as well as increased risks relating to the valuation of assets and asset liquidity.

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

Certain of our executive officers and other senior employees have established family offices to provide investment advisory, accounting, administrative and other services to their respective family accounts (including certain charitable accounts) in connection with their personal investment activities unrelated to their investments in Apollo entities. The investment activities of the family offices, and any involvement of the executive officer or senior employee in these activities may give rise to potential conflicts between the personal financial interests of the executive officer or senior employee and the interests of us, any of our subsidiaries, the funds we manage, our clients or any stockholder other than such executive officer or senior employee.

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

In addition to such finance arrangements, we also opportunistically invest or otherwise deploy the assets on our balance sheet. Such investments may create a platform of businesses directly owned by us, outside of the funds we manage and their portfolio companies or directly owned by the funds we manage. Consequently, such investments have resulted in the past and may result in the future in conflicts of interest between operating such platform businesses and the funds we manage and their portfolio companies. In addition, certain entities in which Apollo has made a balance sheet investment provide services to Apollo, the funds we manage or their portfolio companies, which gives rise to conflicts of interest.

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

Where an investment fund uses borrowings under a subscription line facility, a net asset value-based finance fund facility or other financing arrangement in advance or in lieu of receiving capital contributions from investors to repay any such borrowings and related interest expenses, the use of such facility or arrangement will result in a different (and perhaps higher)

reported internal rate of return than if the facility had not been utilized and instead capital contributions from investors had been contributed at the inception of an investment. Because the preferred return of investment funds typically does not accrue on such borrowings, but rather only accrues on capital contributions when made, the use of such subscription line facilities, net asset value-based finance fund facilities and other similar financing may reduce or eliminate the preferred return received by the investors and accelerate or increase distributions of performance-based allocation to the relevant general partner. This will provide the general partner with an economic incentive to fund investments through such facilities in lieu of capital contributions. However, since interest expense and other costs of borrowings under subscription lines of credit, net asset value-based finance fund facilities and other similar financing arrangements are an expense of the investment fund, the investment fund’s incurred expenses will be increased, which may reduce the amount of performance fees generated by the fund.

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

Risks Related to Regulation and Litigation

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus would result in additional burdens on our businesses.

We are subject to extensive regulation, including periodic examinations, inquiries and investigations and requirements to obtain and maintain licenses and/or other approvals, by government agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of the various laws and regulations to which we are subject are discussed in “Item 1. Business—Regulatory and Compliance Matters.” As detailed in that section, certain of our businesses, subsidiaries and/or affiliates are, among others, regulated under the Investment Advisers Act; the Investment Company Act; the Dodd-Frank Wall Street Reform and Consumer Protection Act; the Commodity Exchange Act; the EU Alternative Investment Fund Managers Directive; the EU Markets in Financial Instruments Directive; the U.K. Financial Services and Markets Act 2000; the EU General Data Protection Regulation (as implemented in countries in the European Economic Area) and the U.K. General Data Protection Regulation; the U.K. Data Protection Act 2018 (as amended by the U.K. Data (Use and Access) Act 2025) and potentially various new and emerging EU and U.K. cybersecurity and digital operational resilience laws, such as the EU Digital Operational Resilience Act; the Cayman Islands Data Protection Act; the Gramm-Leach-Bliley Act; the California Consumer Privacy Act of 2018 and a variety of other U.S. and international state privacy, cybersecurity and AI laws and regulations; as well as by the Financial Stability Oversight Council and similar non-U.S. regulators; the Federal Reserve; the SEC; FINRA; the CFTC; the NFA; the U.S. Department of Labor; the IRS; the Federal Communications Commission; insurance law and regulations by regulators in U.S. states, the EU, Bermuda, U.K., Italy, Switzerland, Germany, Belgium, the Netherlands, Australia, Singapore, Canada, Cayman Islands and Malaysia; as well as rules and regulations regarding CLO risk retention, real estate investment trusts, broker-dealers, “over the counter” derivatives markets, commodity pool operators, commodity trading advisors, gaming companies, and natural resources companies. We distribute many of our products through financial intermediaries, including third-party broker-dealers, and as such, increasing broker-dealer regulation (particularly concerning marketing and sales practices) could make it more difficult and expensive for us to distribute such products. We are also subject to laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act, as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Department of Commerce and the U.S. Department of State.

We are or may be subject to new initiatives and additional rules and regulations relating to sustainable finance and/or other sustainability-related matters, including but not limited to: in the EU, the EU Regulation on the Establishment of a Framework to Facilitate Sustainable Investment, the EU Sustainable Finance Disclosure Regulation and supporting regulatory technical standards, and the ESG Ratings Regulation; in the U.K., the U.K. FCA’s disclosure rules for asset managers aligned with the recommendations of the Taskforce on Climate-Related Financial Disclosures as well as the Sustainability Disclosure Requirements (including both a fund labelling regime and a general anti-greenwashing rule), and The Financial Services and Markets Act 2000 (Regulated Activities) (ESG Ratings) Order 2025; and, in the U.S., new and proposed legislation in certain states that would require the disclosure of greenhouse gas emissions data, carbon offset information, and/or climate-related financial risk disclosures, as well as legislation that would impose new or expanded divestment mandates on fiduciaries of state funds. Compliance with such laws and regulations requires increasing amounts of resources and the attention of our management team. Any violation, even if alleged, of such laws and regulations or any failure to obtain or maintain licenses and/or other regulatory approvals as required for our operations may have a material adverse effect on our businesses, financial condition, results of operations, liquidity, cash flows and prospects. Numerous jurisdictions in which we operate have also seen, and may see additional, legislation or regulation opposing investment strategies or opportunities that are guided by sustainability-related considerations, making it harder for vehicles that apply such criteria to operate across jurisdictions. In addition, as we have seen in recent years, different laws and regulations on the same topic may not always have the same requirements, and even when requirements overlap, the rules are not always consistently implemented, interpreted, and enforced from jurisdiction to jurisdiction.

Many of these laws and regulations empower regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions and insurance departments in the U.S., to conduct investigations and administrative proceedings that can result in penalties, fines, suspensions or revocations of licenses and/or other regulatory approvals, third-party oversight of various business processes, divestiture of certain investments, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders, enforcement actions and settlements, or the suspension or expulsion of an investment adviser from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. These requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in the funds and other vehicles we manage and policyholders of our retirement services and other businesses and may not necessarily be designed to protect our stockholders. Other regulations, such as those promulgated by the Committee on Foreign Investment in the U.S. and similar foreign direct investment regimes in other jurisdictions, may impair our ability to invest the funds and other vehicles we manage and/or for such funds or vehicles to realize full value from our investments in certain industries and countries.

Our businesses may be adversely affected as a result of new or revised legislation or regulations imposed by U.S. or foreign government agencies or self-regulatory organizations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these government agencies and self-regulatory organizations. For instance, regulators have been increasing regulation of private funds and advisers to private funds, and this type of regulation may make it more difficult for us to manage and distribute both our private fund products and our products that are purchased by third-party private fund managers. Changes regarding immigration and work permit policies and practices could affect local or global labor markets and supply chains.

In addition to the foregoing risks, the financial services and insurance industry is the focus of increased regulatory scrutiny as various U.S. state and federal government agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Government authorities and insurance standard setters in the U.S. and worldwide (including the NAIC and the IAIS) have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the development of the global insurance capital standard by the IAIS to be applicable to IAIGs, as well as NAIC’s adoption of the group capital calculation and liquidity stress test, each of which the IID has adopted and is applicable to us. In February 2024, the IID identified AGM as meeting the criteria as an IAIG and further identified Athene as the head of the IAIG. As a result of these identifications, Athene will be subject to the relevant capital standard that the U.S. applies to IAIGs. At this time, we do not expect a significant impact on Athene’s capital position or capital structure; however, we cannot fully predict with certainty the impact (if any) on Athene’s capital position or capital structure and any other burdens being named an IAIG may impose on Athene or its insurance affiliates.

As we and the funds we manage become more actively involved in digital asset markets, the regulatory risks described herein will be heightened and we will be subject to supplemental and/or increased regulation that applies (or, in the future, will likely apply) specifically to digital assets and related activities. The scope, interpretation, and practical impact of such regulatory measures will depend on their implementation, interpretation, and interaction with existing regulatory regimes, continue to evolve, and may differ materially across jurisdictions, resulting in increased compliance costs and obligations for us and the funds we manage.

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

The activities of our businesses, including the investment activities of the funds and other vehicles we manage and activities of our employees in connection with the funds or vehicles, their portfolio companies, our insurance subsidiaries, as well as publicly listed vehicles we manage or sponsor may subject us and certain of our employees to the risk of litigation, including class actions, by third parties, including investors dissatisfied with the performance or management of such funds or vehicles, holders of our or the funds’ or other vehicles’ portfolio companies’ debt or equity, policyholders of our retirement services business, public stockholders and a variety of other potential litigants. In general, we will be exposed to risk of litigation by our investors if our management of any fund or vehicle is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund, breach of fiduciary duties or securities laws, or other forms of misconduct. If such allegations are made against our Board or management, Section 220 of the Delaware General Corporation Law (the “DGCL”) allows stockholders to access corporate books and records to investigate wrongdoing. Investors could sue us to recover amounts lost by the funds or vehicles we manage due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of the funds or other vehicles we manage or from third-party allegations that we (i) improperly exercised control or influence over companies in which the funds or vehicles we manage have large investments or (ii) are liable for actions or inactions taken by portfolio companies that such third parties argue we control. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. Our rights to indemnification by the funds or vehicles we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or vehicle or other forms of misconduct. With many highly paid employees and complex compensation and incentive arrangements, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. We are also increasingly faced with the risk of litigation or investigation in relation to sustainability-related issues given the increasing scrutiny of such issues by investors, other stakeholders, regulators, and other third parties as well as due to the increasing disclosure obligations on our businesses, the funds and other vehicles we manage, and their portfolio companies. Such risks may relate to accusations concerning but not limited to: (i) the activities of portfolio companies, including environmental damage and violations of labor and human rights; (ii) non-compliance of portfolio companies with corporate sustainability-related regulations, such as the EU’s Corporate Sustainability Reporting Directive and/or Corporate Sustainability Due Diligence Directive, (iii) misrepresentations of the investment strategies of the funds and other vehicles we manage as well as about our, the funds’ or other vehicles’, and their investments’ performance against sustainability-related measures and/or initiatives; or (iv) breaches of fiduciary duty in relation to the funds and other vehicles we manage and other violations of law related to the management of sustainability-related risks.

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

We and the portfolio companies of the funds we manage face a number of risks associated with climate change, including both transition and physical risks. The transition risks that could impact us and the investments of the funds we manage include those risks related to the impact of U.S. and foreign climate-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, our investments, and the investments of the portfolio companies of the funds we manage, are subject to risks stemming from the physical impacts of climate change. In particular, climate change may impact asset prices, increase insurance costs and decrease the value of investments linked to real estate. For example, rising sea levels may lead to decreases in real estate values in coastal areas. We and the funds we manage could have significant concentrations of real estate investments and collateral underlying investments linked to real estate in areas of the U.S. prone to severe weather and climate events (such as wildfires, droughts, hurricanes and floods), including California, sections of the Northeastern U.S., the South Atlantic states and the Gulf Coast.

Climate change-related regulations or interpretations of existing laws have resulted, and may continue to result, in enhanced disclosure obligations that could negatively affect us or the investments of the portfolio companies of the funds we manage and also materially increase our regulatory burden. We also face business trend-related climate risks. Certain fund investors are increasingly taking climate-related risks into account when determining whether to invest in the funds we manage. Conversely, certain fund investors may also be concerned if our funds take climate change-related risks into account when making portfolio management decisions. Our reputation and investor relationships could be damaged as a result of our involvement, or the involvement of the funds we manage, in certain industries, portfolio companies or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

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

Our structure is subject to a number of minimum tax regimes, the implementation of which remains uncertain. These regimes may not be compatible with one another and may cause us adverse tax consequences.

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

The U.K. has enacted legislation implementing the IIR via a “multinational top-up tax” (“MTT”), alongside a U.K. domestic top-up tax, that applies to MNEs for accounting periods beginning on or after December 31, 2023. Amendments to the MTT include new provisions relating to the U.K.’s implementation of a UTPR rule for accounting periods beginning on or after December 31, 2024. Additionally, as part of the 2025 Autumn Budget, the U.K. announced measures to further amend the U.K.’s Pillar Two rules which include measures to give effect to certain amendments contained in the OECD’s guidance released on January 15, 2025.

On January 5, 2026, members of the Inclusive Framework agreed on several new safe harbors as part of a package of measures on Pillar Two aimed at reducing compliance burdens and ensuring fair treatment of substance-based tax incentives. A key element of the package includes measures designed to ensure that, subject to certain conditions, neither the IIR nor the UTPR would apply to certain U.S. headquartered MNEs (or any foreign subsidiaries included in the group’s consolidated financial statements) for financial years commencing on or after January 1, 2026 (the “SbS Safe Harbor”). While these measures could, if implemented as contemplated, significantly reduce the potential impact of the Pillar Two rules to some or all of our business, the practical impact of these measures remains uncertain and will depend on local law enactment, administrative guidance, and interpretation in the relevant jurisdictions. In addition, local Pillar Two regimes, including qualified domestic minimum top-up taxes, may continue to apply in jurisdictions in which our business operates. In the U.K., the Exchequer Secretary to His Majesty’s Treasury announced on January 7, 2026 that measures to implement the new provisions in the U.K., applicable to accounting periods beginning on or after January 1, 2026, will be subject to technical consultation and then brought forward in the next Finance Bill. However, no assurances can be provided that such measures will be enacted or, if enacted, what their effective date may be.

It is likely that other countries or jurisdictions will continue to implement the recommended model GloBE Rules (including either or both of the IIR or UTPR) as drafted or in a modified form, although some countries may not introduce such changes. As noted below, Bermuda in particular has enacted the Bermuda Corporate Income Tax Act 2023 (the “Bermuda CIT”) in response to the Pillar Two initiative. The implications of these rules for our business remain uncertain, both at a domestic level in Bermuda and in terms of how the Bermuda CIT (which came into full effect on January 1, 2025) might interact with the MTT and UTPR legislation or other Pillar Two implementing legislation in relevant jurisdictions. These rules also now need to be considered against the backdrop of the above mentioned SbS Safe Harbor measures which have the potential to exclude certain US-headed groups from the IRR and UTPR altogether. As noted below, we have taken specific steps under the Bermuda CIT in response to the SbS Safe Harbor measures.

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

As noted above, on December 27, 2023, the Government of Bermuda enacted the Bermuda CIT. Commencing on January 1, 2025, the Bermuda CIT imposes a 15% corporate income tax on entities that are tax residents in Bermuda or have a Bermuda permanent establishment and are members of multi-national groups with consolidated revenues in excess of €750 million for at least two of the last four fiscal years. The Bermuda CIT also includes various transitional provisions and elections that may reduce the economic impact of the tax imposed. We expect that our subsidiaries that are organized in Bermuda generally will be subject to tax under the Bermuda CIT although we do not expect to owe any cash tax thereunder. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Retirement Services Liquidity—Bermuda Corporate Income Tax”, in response to the SbS Safe Harbor measures described above, and the announcement by the Exchequer Secretary to His Majesty’s Treasury in the U.K. that measures to implement the new provisions will be brought forward in the next Finance Bill, ACRA revoked its election to be subject to Bermuda CIT. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Retirement Services Liquidity—Bermuda Corporate Income Tax”, we expect the revocation of this election to result in a reduction to other assets and a corresponding increase to income tax provision, which results in a reduction to equity, equal to the net amount of the Bermuda deferred tax assets of $1.7 billion. Prior to the enactment of the Bermuda CIT, certain of our subsidiaries had received from the Bermuda Minister of Finance, under the

Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, Tax Assurance Certificates that they generally would not be subject to income or estate tax until March 31, 2035. No assurances can be provided that the Bermuda CIT, future amendments, regulations or other guidance in respect of the Bermuda CIT, the interaction of the Bermuda CIT with SbS Safe Harbor implementing legislation (if any), any consequences of our revocation of ACRA’s election to be subject to Bermuda CIT or the limited nature and duration of the Tax Assurances Certificate will not negatively affect our earnings and results of operations.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations (“CAMT”) as well as an excise tax on stock repurchases. On September 12, 2024, the IRS and the U.S. Treasury Department released proposed regulations on the CAMT which include rules for determining the income base on which the CAMT is imposed and for determining when a corporation is subject to the CAMT. On November 21, 2025, the IRS and the U.S. Treasury Department released final regulations governing the excise tax on stock repurchases. Based on interpretations of the proposed regulatory guidance and assumptions we have made regarding the CAMT, and the regulatory guidance regarding the excise tax on stock repurchases, we do not currently expect the CAMT or excise tax on stock repurchases to have a material impact on our effective tax rate. The impact of the IRA on our financial condition will depend on the facts and circumstances of each year.

The Base Erosion and Anti-Abuse Tax (“BEAT”) also operates as a minimum tax and is generally calculated as a percentage (10% for taxable years before 2026 and 10.5% thereafter) of the “modified taxable income” of an “applicable taxpayer” and applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year, determined without regard to certain tax credits. Certain of our reinsurance agreements require our U.S. subsidiaries, including any non-U.S. subsidiaries that have elected to be subject to U.S. federal income taxation, to pay or accrue substantial amounts to certain of our non-U.S. reinsurance subsidiaries that would be characterized as “base erosion payments” with respect to which there are “base erosion tax benefits.” These and any other “base erosion payments” may cause us to be subject to the BEAT. In addition, tax authorities may disagree with our BEAT calculations, or the interpretations on which those calculations are based, and assess additional taxes, interest and penalties. There may be material adverse consequences to our business if tax authorities successfully challenge our BEAT calculations, in light of the uncertainties described above.

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

Certain of our investments may be in foreign corporations or may be acquired through foreign subsidiaries that would be classified as corporations for U.S. federal income tax purposes. Such entities may be passive foreign investment companies (“PFICs”) or controlled foreign corporations (“CFCs”) for U.S. federal income tax purposes. For example, certain of our subsidiaries are non-U.S. companies and certain portfolio companies owned by the funds we manage are considered to be CFCs for U.S. federal income tax purposes. In addition, in December 2017, the TCJA introduced changes to the determination of when a foreign corporation is treated as a CFC (including through downward attribution) and whether a U.S. shareholder of a CFC is required to include its pro rata share of certain income generated by the CFC into income currently regardless of whether the shareholder receives any related distributions of cash. The One Big Beautiful Bill Act (the “OBBBA”) made several changes to the determination of CFC status including reinstating the limitation on downward attribution from non-U.S. persons for purposes of determining CFC status, introducing the “foreign controlled U.S. shareholders” of “foreign-controlled corporations” provisions which apply downward attribution in certain cases, and modifying the pro rata share rules by replacing the “last day” rule with a full year approach. Aspects of these changes remain uncertain, and we may experience adverse U.S. tax consequences as a result of our ownership of non-U.S. companies, including the recognition of taxable income attributable to such companies’ non-U.S. operations and as a result, our financial condition, results of operations and cash flows could be adversely affected. In addition, if a reinsurance agreement is entered into among related parties, the IRS is permitted to reallocate or recharacterize income, deductions or certain other items, and to make any other adjustment, to reflect the proper amount, source or character of the taxable income of each of the parties. Reinsurance agreements between our U.S. insurance companies and their Bermuda affiliates may be subject to such challenge by the IRS. If the IRS were to successfully challenge our reinsurance arrangements, our financial condition, results of operations and cash flows could be adversely affected.

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

On July 4, 2025, the U.S. government enacted the OBBBA which further modifies various provisions of the U.S. federal tax rules, including certain provisions of the IRA. The OBBBA made permanent many provisions of the TCJA including the corporate tax rate structures. The OBBBA also made substantial modifications to the international tax rules applicable to U.S. persons, including changes to the global intangible low-taxed income regime, the foreign-derived deduction eligible income regime, and BEAT (as discussed above). The OBBBA introduced other legislative changes, including the restoration of deductible net business interest expense under Internal Revenue Code Section 163(j) to 30% of earnings before interest, taxes, depreciation and amortization. The impact of the OBBBA on our financial condition will depend on the facts and circumstances of each year.

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

The market price of our shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares may fluctuate and cause significant price variations to occur. You may be unable to resell your shares at or above your purchase price, if at all. Some of the factors that could negatively affect the price of our shares or result in fluctuations in the price or trading volume of our shares include: variations in our quarterly operating results, which variations we expect will be substantial, or dividends; our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns; our creditworthiness, results of operations and financial condition; the credit ratings of the shares; dilution caused by the conversion of our Mandatory Convertible Preferred Stock; the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities; failure to meet analysts’ earnings estimates; publication of research reports about us, the investment management industry or the retirement services industry or the failure of securities analysts to cover our shares; additions or departures of key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by stockholders; changes in market valuations of similar companies; removal of our shares from any stock index; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our businesses or enforcement of these laws and regulations, or announcements relating to these matters; a lack of liquidity in the trading of our shares; adverse publicity about the investment management industry generally or individual scandals, specifically; a breach of our computer systems, software or networks, or misappropriation of our proprietary information; and economic, financial, geopolitical, regulatory or judicial events or conditions that affect us or the financial markets.

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

In addition, on August 11, 2023, we issued 28,750,000 shares of Mandatory Convertible Preferred Stock with a dividend rate of 6.75% per annum on the liquidation preference of $50 per share. The Mandatory Convertible Preferred Stock, which is expected to be subject to mandatory conversion on July 31, 2026, ranks senior to our common stock with respect to the payment of dividends. As long as any share of Mandatory Convertible Preferred Stock is outstanding, unless all accumulated and unpaid dividends on the Mandatory Convertible Preferred Stock for all preceding dividend periods have been declared and paid in full or declared and set apart for payment, we may not declare, pay or set apart for payment any dividends on our common stock or any other class or series of stock that ranks junior to the Mandatory Convertible Preferred Stock. Dividends on the Mandatory Convertible Preferred Stock are discretionary and cumulative. Holders of Mandatory Convertible Preferred Stock will only receive dividends on their shares when, as and if declared by our board of directors. If dividends on the Mandatory Convertible Preferred Stock have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not consecutive, holders of Mandatory Convertible Preferred Stock, together as a class with holders of any other series of parity stock with like voting rights, will be entitled to vote for the election of two additional directors to our board of directors. This right to elect additional directors to our board of directors will dilute the representation of our stockholders on our board of directors and may adversely affect the market price of our common stock. When quarterly dividends have been declared and set apart for payment in full, the right of the holders of Mandatory Convertible Preferred Stock to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting our board of directors will be reduced accordingly. In addition, the anticipated issuance of additional shares of our common stock in connection with the mandatory conversion of the Mandatory Convertible Preferred Stock may result in additional dilution to existing stockholders, impact per-share financial metrics and contribute to increased volatility in the market price of our common stock, including prior to the conversion date. Additional risks related to the Mandatory Convertible Preferred Stock are contained in the prospectus supplement dated August 8, 2023.

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

Cybersecurity Governance

In our asset management business, our board of directors’ oversight of cybersecurity risk management is supported by the audit committee of the AGM Board of Directors (the “AGM Audit Committee”), the AAM Global Risk Committee, the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. Our board of directors, the AGM Audit Committee, the AAM Global Risk Committee, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from the Company’s risk management professionals, the Company’s CISO, other members of management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Technology, Legal, Compliance, and ERM. The group generally meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn generally reports to the AAM Global Risk Committee on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, the AGM board and/or the AGM Audit Committee receive quarterly risk updates from our risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM board or the AGM Audit Committee receives presentations and reports on cybersecurity risks from AGM’s CISO, as well as from AHL’s CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties.

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

Retirement Services

AHL’s information security program is managed by its CISO with collaboration across lines of businesses and corporate functions. AHL’s CISO is a senior-level executive responsible for establishing and executing AHL’s information security strategy, including cybersecurity oversight. AHL’s information security program implements a detailed cyber incident response plan that provides controls and procedures for handling cyber incidents and incorporates a cross-functional approach to addressing cybersecurity risk, with engagement among internal working groups. AHL’s CIO and CISO are members of AHL’s management operational risk committee, which reports to AHL’s management risk committee, which reports to AHL’s board risk committee.

AHL’s CIO has over 30 years of insurance and financial services operations and technology experience, including as chief information officer at large insurance companies, and received a Bachelor of Science in business management and a Master of Business Administration in management information systems. AHL’s CISO is responsible for managing our information security program. AHL’s CISO has over 25 years of information technology experience and over 20 years of information security experience; is a Certified Information Systems Security Professional, a Certified Information Systems Manager, and holds a Bachelor of Arts in statistical science, a Bachelor of Science in computer science, and a Master of Business Administration in business.

ITEM 2.    PROPERTIES

Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019.

In our asset management business, Apollo also leases the space for our offices in New York, El Segundo, Irvine, Houston, Bethesda, Greenwich, Miami, Palm Beach, Salt Lake City, Orlando, Atlanta, Charlotte, London, Frankfurt, Luxembourg, Amsterdam, Zurich, Mumbai, Singapore, Hong Kong, Shanghai, Seoul, Tokyo and Sydney, among other locations throughout the world.

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

PART II – OTHER INFORMATION
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “APO.”

The number of holders of record of our common stock as of February 20, 2026 was 923. This does not include the number of stockholders that hold stock in “street name” through banks or broker-dealers.

Stock Performance Graph

The following graph depicts the total return to holders of our common stock from the closing price on December 31, 2020 through December 31, 2025, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 31, 2020 and dividends received reinvested in the security or index.

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

Total Return Performance
500
400
300
200
100
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
APO U.S. Equity
S&P 500 Index
Dow Jones U.S. Asset Manager

Dividend Policy

The quarterly cash dividends previously paid to our common stockholders can be found in note 16 to our consolidated financial statements. We have also declared a cash dividend of $0.51 per share of common stock, which will be paid on February 27, 2026 to holders of record at the close of business on February 19, 2026. Our current intention is to pay an annual cash dividend of $2.25 per share of common stock.

We have also declared and set aside for payment a cash dividend of $0.8438 per share of our Mandatory Convertible Preferred Stock, which will be paid on April 30, 2026 to holders of record at the close of business on April 15, 2026.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities

On November 13, 2025, the Company issued 41,166 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 14,310 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended December 31, 2025.

Period	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[1]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
October 1, 2025 through October 31, 2025
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	—		—
Total	—	$—	—	$678,224,196
November 1, 2025 through November 30, 2025
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	1,828,097		1,828,097
Total	1,828,097	$128.74	1,828,097	$442,874,505
December 1, 2025 through December 31, 2025
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	183,029		183,029
Total	183,029	$136.62	183,029	$417,868,692
Total
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	2,011,126		2,011,126
Total	2,011,126		2,011,126

1 On February 8, 2024, the AGM board of directors terminated the Company’s prior share repurchase program and approved a new share repurchase program, pursuant to which, the Company is authorized to repurchase up to $3.0 billion of shares of its common stock to opportunistically reduce the Company’s share count or offset the dilutive impact of share issuances under the Equity Plan. Effective February 9, 2026, the AGM board of directors terminated the Company's prior share repurchase program and approved a new share repurchase program, pursuant to which, the Company is authorized to repurchase up to $4.0 billion of shares of its common stock to opportunistically reduce the Company’s share count or offset the dilutive impact of share issuances under the Equity Plan. Under the share repurchase program, repurchases may be of outstanding shares of common stock occurring from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, as well as through reductions of shares that otherwise would have been issued to participants under the Equity Plan in order to satisfy associated tax obligations. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended. The program may be suspended, extended, modified or discontinued at any time.

[2] Represents repurchases of shares of common stock in order to offset the dilutive impact of share issuances under the Equity Plan including reductions of shares of common stock that otherwise would have been issued to participants under the Equity Plan in order to satisfy associated tax obligations.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, Inc.’s consolidated financial statements and the related notes as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General

Our Businesses

Founded in 1990, Apollo is a high-growth, global alternative asset manager and a retirement services provider. Apollo conducts its business primarily in the U.S. through the following three reportable segments: Asset Management, Retirement Services and Principal Investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. As of December 31, 2025, Apollo had a team of approximately 6,140 employees, including 2,010 employees supporting our Retirement Services segment and 600 employees of Bridge.

Asset Management

Our Asset Management segment focuses on credit and equity investing strategies. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of December 31, 2025, we had total AUM of $938 billion.

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

Credit

Credit is our largest asset management strategy with $749 billion of AUM as of December 31, 2025. Our credit strategy spans third-party strategies and Apollo’s retirement services business across four main investment pillars: direct origination, asset-backed, multi credit and opportunistic credit. Our credit strategy provides flexible, scaled and diverse capital solutions across the entire credit risk-return spectrum, with a focus on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage.

Equity

Our equity strategy managed $189 billion of AUM as of December 31, 2025. Across our equity strategy, we maintain our focus on creative structuring and sourcing while working with the management teams of the portfolio companies of the Apollo-managed funds to help transform and grow their businesses. Our flexible mandate and purchase price discipline allow us to embrace complexity and seek attractive outcomes for our stakeholders. Apollo’s equity team has experience across sectors, industries, and geographies spanning its private equity, hybrid value, secondaries equity, AAA, real estate equity, infrastructure and clean transition equity strategies. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2025.

Acquisition of Bridge

On September 2, 2025, we completed the previously announced acquisition of Bridge in an all-stock transaction. As a result, Bridge became a consolidated subsidiary of AAM, and its results are included in the consolidated financial statements commencing from the Acquisition Date.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene’s primary product line is annuities, which include fixed rate, indexed, payout and group annuities issued in connection with pension group annuity transactions and defined contribution plans. Athene also offers funding agreements and guaranteed investment contracts issued in connection with defined contribution plans. Funding agreements are comprised of funding agreements issued under its FABN program, secured and other funding agreements, which include Athene’s FABR program and direct funding agreements, funding agreements issued to the FHLB and repurchase agreements with an original maturity exceeding one year. Guaranteed investment contracts support stable value investment options within defined contribution plans and allow the contract holder to earn a guaranteed return of principal plus interest. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support.

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

Principal Investing

Our Principal Investing segment is comprised of our realized performance fee income, realized investment income earned from our balance sheet investments, and certain allocable expenses related to corporate functions supporting the entire company. The Principal Investing segment also includes our growth capital and liquidity resources at AGM. Over time, we may deploy capital into strategic investments that will help accelerate the growth of our Asset Management segment, by broadening our investment management and/or product distribution capabilities or increasing the scalability and/or efficiency of our existing operations. We believe these investments may translate into greater compounded annual growth of Fee Related Earnings.

Given the cyclical nature of realized performance fees, earnings from our Principal Investing segment, or PII, are inherently more volatile in nature than earnings from the Asset Management and Retirement Services segments. We earn fees based on the investment performance of the funds, partnerships and accounts we manage and compensate our employees, primarily investment professionals, with a meaningful portion of these proceeds to align our team with investors whose capital we manage and incentivize them to deliver strong investment performance over time. To enhance this alignment, we have increased the proportion of performance fee income we pay to our employees over time.

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

Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, changes to U.S. and foreign tariff policies, civil unrest, geopolitical tensions or military action, such as the armed conflicts in the Middle East and between Ukraine and Russia, and corresponding sanctions imposed on Russia by the U.S. and other countries, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which include global inflation. U.S. inflation eased slightly in 2025 with the U.S. Bureau of Labor Statistics reporting the annual U.S. inflation rate decreased to 2.7% as of December 31, 2025, compared to 2.9% as of December 31, 2024. The U.S. Federal Reserve has a current benchmark interest rate target range of 3.50% to 3.75%, following a rate cut of 25 basis points at each of its three meetings to end 2025, before holding rates constant at its January 2026 meeting.

Equity market performance was strong in 2025. In the U.S., the S&P 500 Index increased by 16.4% in 2025, following an increase of 23.3% in 2024. Global equity markets also increased in 2025, with the MSCI All Country World ex USA Index increasing by 32.6%, following an increase of 5.3% in 2024.

Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in 2025, with the BofAML HY Master II Index increasing by 8.5%, while the Morningstar/LSTA Leveraged Loan Index increased by 7.2%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.2% in 2025, following an increase of 2.8% in 2024. As of January 2026, the International Monetary Fund estimated the U.S. economy will expand by 2.4% in 2026 and 2.0% in 2027. The U.S. Bureau of Labor Statistics reported the U.S. unemployment rate increased to 4.4% as of December 31, 2025, compared to 4.1% as of December 31, 2024.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar weakened in 2025 compared to the euro and the British pound. Relative to the U.S. dollar, the euro appreciated 13.4% in 2025, after depreciating 6.2% in 2024, while the British pound appreciated 7.7% in 2025, after depreciating 1.7% in 2024. Oil finished 2025 down 19.9% from 2024.

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

As of December 31, 2025, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

Interest Rate Environment

Medium and long-term rates decreased in 2025, with the U.S. 10-year Treasury yield at 4.18% as of December 31, 2025, compared to 4.58% as of December 31, 2024. Short-term rates decreased in 2025, with the 3-month secured overnight financing rate at 3.65% as of December 31, 2025 compared to 4.31% as of December 31, 2024.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower its overall net floating rate position. As of December 31, 2025, Athene’s net invested asset portfolio included $48.6 billion of floating rate investments, or 17% of its net invested assets, and its net reserve liabilities included $45.1 billion of floating rate liabilities at notional, or 16% of its net invested assets, resulting in $3.5 billion of net floating rate assets, or 1% of its net invested assets.

If prevailing interest rates were to rise, we believe Athene’s products would be more attractive to consumers and its sales would likely increase. If prevailing interest rates were to decline, it is likely that Athene’s products would be less attractive to consumers and its sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent Athene is unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. A significant majority of Athene’s deferred annuity products have crediting rates that it may reset annually upon renewal, following the expiration of the current guaranteed period. While Athene has the contractual ability to lower these crediting rates to the guaranteed minimum levels at renewal, its willingness to do so may be limited by competitive pressures. Athene’s funding agreements and other investment-type products, the latter of which is comprised of immediate annuities without significant mortality risk (which includes pension group annuities without life contingencies), guaranteed investment contracts and assumed endowments without significant mortality risks, provide little to no discretionary ability to change the rates of interest that determine the amounts payable to the respective policyholder or institution.

See “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Overview of Results of Operations

Financial Measures under U.S. GAAP – Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of December 31, 2025.

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

As of December 31, 2025, approximately 36% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 64% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis, (ii) unrealized performance fees and (iii) realized performance fees, inclusive of realized incentive fees:

	As of December 31,		Performance Fees for the Year Ended December 31, 2025			Performance Fees for the Year Ended December 31, 2024			Performance Fees for the Year Ended December 31, 2023
	2025	2024
(In millions)	Performance Fees Receivable on an Unconsolidated Basis		Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
Accord and Accord+ Funds	$139	$93	$(28)	$103	$75	$34	$20	$54	$59	$—	$59
AIOF I, II and III	50	57	(7)	23	16	39	—	39	8	5	13
ANRP I, II and III[1]	53	48	6	19	25	36	25	61	(12)	2	(10)
Athora	22	84	(63)	—	(63)	(15)	—	(15)	(18)	—	(18)
Credit Strategies	126	113	1	125	126	1	112	113	4	83	87
EPF Funds[1]	32	21	17	6	23	—	19	19	(121)	34	(87)
FCI Funds	90	109	(19)	—	(19)	23	—	23	10	—	10
Freedom Parent Holdings	77	40	(10)	77	67	(53)	117	64	63	—	63
Fund X	480	199	281	143	424	198	—	198	1	—	1
Fund IX	1,134	1,597	(463)	382	(81)	(117)	419	302	453	288	741
Fund VIII[2]	—	23	(20)	6	(14)	(158)	4	(154)	(259)	118	(141)
Fund VII	—	—	—	—	—	(26)	27	1	(13)	18	5
Fund VI	39	31	—	8	8	—	9	9	(3)	8	5
Fund IV and Fund V1	—	—	—	—	—	—	—	—	30	(30)	—
HVF I	81	60	21	4	25	15	9	24	1	41	42
HVF II	190	168	22	111	133	168	—	168	—	—	—
MidCap FinCo	38	43	—	24	24	5	38	43	(143)	57	(86)
Redding Ridge Holdings	214	164	50	35	85	45	35	80	27	34	61
Bridge Funds	148	—	(30)	9	(21)	—	—	—	—	—	—
Other[1,3]	857	617	173	389	562	69	294	363	31	230	261
Total	$3,770	$3,467	$(69)	$1,464	$1,395	$264	$1,128	$1,392	$118	$888	$1,006
Total, net of profit sharing payable4/expense	$1,840	$1,684	$(30)	$630	$600	$118	$516	$634	$(54)	$335	$281

1 As of December 31, 2025, certain funds had $212 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $2.2 billion as of December 31, 2025.

2 As of December 31, 2025, the remaining investments and escrow cash of Fund VIII was valued at 87% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2025, Fund VIII had $138 million of gross performance fees, or $76 million net of profit sharing in escrow. With respect to Fund VIII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement. Performance fees receivable as of December 31, 2025 and realized performance fees for the year ended December 31, 2025 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.9 billion as of December 31, 2025, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $72 million.

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

The following table summarizes our performance fees since inception through December 31, 2025:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
Accord and Accord+ Funds	$139	$75	$214	$—	$115
AIOF I, II and III	50	86	136	—	66
ANRP I, II and III	53	206	259	10	113
Athora	22	—	22	—	22
Credit Strategies	126	486	612	—	124
EPF Funds	32	577	609	111	45
FCI Funds	90	24	114	—	90
Freedom Parent Holdings	77	117	194	—	—
Fund X	480	143	623	—	561
Fund IX	1,134	1,680	2,814	—	1,982
Fund VIII	—	1,789	1,789	68	1,168
Fund VII	—	3,271	3,271	—	—
Fund VI	39	1,664	1,703	—	—
Fund IV and Fund V	—	2,023	2,023	1	—
HVF I	81	256	337	—	206
HVF II	190	111	301	—	239
MidCap FinCo	38	166	204	—	38
Redding Ridge Holdings	214	—	214	—	179
Bridge Funds	148	8	156	—	59
Other[5]	857	2,799	3,656	22	977
Total	$3,770	$15,481	$19,251	$212	$5,984

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.17 as of December 31, 2025. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.35 as of December 31, 2025.

[2] Amounts exclude certain performance fees from business development companies and Redding Ridge Holdings, an affiliate of Redding Ridge.
[3] Amounts were computed based on the fair value of fund investments on December 31, 2025. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at December 31, 2025. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on December 31, 2025. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

Financial Measures under U.S. GAAP – Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business, which is operated by Athene, as of December 31, 2025.

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

Expenses

Interest sensitive contract benefits

Interest sensitive contract liabilities are typically associated with universal life-type policies and investment contracts. Universal life-type policies and investment contracts include traditional deferred annuities; indexed annuities consisting of fixed indexed, index-linked variable annuities in the accumulation phase, and assumed indexed universal life without significant mortality risk; funding agreements; immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies); universal life insurance; and other investment contracts inclusive of guaranteed investment contracts and assumed endowments without significant mortality risk. Liabilities for traditional deferred annuities, indexed annuities and universal life insurance are carried at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, “Global Atlantic”), which is carried at fair value. Fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts contain an embedded derivative. Benefit reserves for these contracts are reported as the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives represents the present value of cash flows attributable to the indexed strategies. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Liabilities for immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies), funding agreements, assumed endowments without significant mortality risk and guaranteed investment contracts are calculated as the present value of future liability cash flows and policy maintenance expenses, if any, discounted at contractual interest rates. Certain contracts are offered with additional contract features that meet the definition of a market risk benefit. See “—Market risk benefits remeasurement (gains) losses” below for further information.

Changes in interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the consolidated statements of operations.

Future policy and other policy benefits

Athene issues or reinsures contracts classified as long-duration, which include term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which include pension group annuities and structured settlements with life contingencies).

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

Managing Business Performance – Key Segment and Non-U.S. GAAP Performance Measures

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

Spread Related Earnings, or “SRE”, is a component of Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility, which consists of investment gains (losses), net of offsets and non-operating change in insurance liabilities and related derivatives, and certain expenses related to integration, restructuring, and equity-based compensation, as well as other items.

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

Results of Operations

Below is a discussion of our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024			2024	2023
Revenues
Asset Management
Management fees	$2,378	$1,899	$479	25.2%	$1,899	$1,772	$127	7.2%
Advisory and transaction fees, net	1,202	822	380	46.2	822	623	199	31.9
Investment income (loss)	1,143	1,305	(162)	(12.4)	1,305	1,032	273	26.5
Incentive fees	245	150	95	63.3	150	80	70	87.5
Property management, development and other fees	32	—	32	NM	—	—	—	NM
	5,000	4,176	824	19.7	4,176	3,507	669	19.1
Retirement Services
Premiums	2,628	1,318	1,310	99.4	1,318	12,749	(11,431)	(89.7)
Product charges	1,137	1,016	121	11.9	1,016	848	168	19.8
Net investment income	19,245	15,718	3,527	22.4	15,718	12,080	3,638	30.1
Investment related gains (losses)	1,544	2,045	(501)	(24.5)	2,045	1,428	617	43.2
Revenues of consolidated variable interest entities	2,470	1,822	648	35.6	1,822	1,441	381	26.4
Other revenues	25	19	6	31.6	19	591	(572)	(96.8)
	27,049	21,938	5,111	23.3	21,938	29,137	(7,199)	(24.7)
Total Revenues	32,049	26,114	5,935	22.7	26,114	32,644	(6,530)	(20.0)
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	1,443	1,140	303	26.6	1,140	1,027	113	11.0
Equity-based compensation	740	671	69	10.3	671	938	(267)	(28.5)
Profit sharing expense	810	797	13	1.6	797	757	40	5.3
Total compensation and benefits	2,993	2,608	385	14.8	2,608	2,722	(114)	(4.2)
Interest expense	256	226	30	13.3	226	145	81	55.9
General, administrative and other	1,546	1,170	376	32.1	1,170	872	298	34.2
	4,795	4,004	791	19.8	4,004	3,739	265	7.1
Retirement Services
Interest sensitive contract benefits	12,089	8,949	3,140	35.1	8,949	6,229	2,720	43.7
Future policy and other policy benefits	4,433	3,054	1,379	45.2	3,054	14,434	(11,380)	(78.8)
Market risk benefits remeasurement (gains) losses	452	(102)	554	NM	(102)	404	(506)	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	1,242	941	301	32.0	941	688	253	36.8
Policy and other operating expenses	2,278	2,136	142	6.6	2,136	1,837	299	16.3
	20,494	14,978	5,516	36.8	14,978	23,592	(8,614)	(36.5)
Total Expenses	25,289	18,982	6,307	33.2	18,982	27,331	(8,349)	(30.5)
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(251)	58	(309)	NM	58	7	51	NM
Net gains (losses) from investment activities of consolidated variable interest entities	304	90	214	237.8	90	130	(40)	(30.8)
Other income (loss), net	(136)	155	(291)	NM	155	136	19	14.0
Total Other income (loss)	(83)	303	(386)	NM	303	273	30	11.0

Income (loss) before income tax (provision) benefit	6,677	7,435	(758)	(10.2)	7,435	5,586	1,849	33.1
Income tax (provision) benefit	(1,276)	(1,062)	(214)	20.2	(1,062)	923	(1,985)	NM
Net income (loss)	5,401	6,373	(972)	(15.3)	6,373	6,509	(136)	(2.1)
Net (income) loss attributable to non-controlling interests	(1,909)	(1,796)	(113)	6.3	(1,796)	(1,462)	(334)	22.8
Net income (loss) attributable to Apollo Global Management, Inc.	3,492	4,577	(1,085)	(23.7)	4,577	5,047	(470)	(9.3)
Preferred stock dividends	(97)	(97)	—	—	(97)	(46)	(51)	110.9
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$3,395	$4,480	$(1,085)	(24.2)%	$4,480	$5,001	$(521)	(10.4)%

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

A discussion of our consolidated statements of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2025 (the “2024 Annual Report”).

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

In this section, references to 2025 refer to the year ended December 31, 2025 and references to 2024 refer to the year ended December 31, 2024.

Asset Management

Revenues

Revenues were $5.0 billion in 2025, an increase of $824 million from $4.2 billion in 2024, primarily driven by an increase in management fees and advisory and transaction fees, net, and incentive fees, partially offset by a decrease in investment income.

Management fees increased by $479 million to $2.4 billion in 2025 from $1.9 billion in 2024. The increase in management fees was primarily attributable to $342 million of aggregate management fees earned from Atlas, Bridge funds, ADS, S3 Equity and Hybrid Solutions and AIOF III, partially offset by an aggregate decrease of $41 million in management fees earned from Fund IX and Fund VIII. Management fees in 2025 also benefited from increased management fees earned from certain strategic separately managed accounts. The increase in management fees earned from Atlas was driven by higher fee-generating AUM due to an upsize in Atlas warehousing financing facilities. Additionally, management fees increased due to the Bridge acquisition. The increase in management fees earned from ADS was primarily driven by an increase in subscriptions. The increase in management fees earned from S3 Equity and Hybrid Solutions and AIOF III was primarily driven by catch-up management fees on additional closes. The decrease in management fees earned from Fund IX and Fund VIII were correlated with the fee rate step-down of Fund IX and the expiration of Fund VIII’s fee-paying period, respectively.

Advisory and transaction fees increased by $380 million to $1.2 billion in 2025 from $822 million in 2024. Advisory and transaction fees earned during 2025 were primarily attributable to advisory and transaction fees earned from our corporate private equity, direct origination, asset-backed finance, infrastructure and clean transition equity, opportunistic credit and multi-credit strategies.

Incentive fees increased by $95 million to $245 million in 2025 from $150 million in 2024, primarily attributable to sustained growth across a variety of perpetual capital vehicles.

Investment income decreased $162 million in 2025 to $1.1 billion compared to $1.3 billion in 2024. The decrease in investment income in 2025 was primarily driven by a decrease in performance allocations of $165 million.

Significant drivers for performance allocations in 2025 were performance allocations primarily earned from Fund X, HVF II, Credit Strategies, Redding Ridge Holdings, Freedom Parent Holdings and Accord+ II of $424 million, $133 million, $126 million, $85 million, $67 million and $47 million, respectively, partially offset by performance allocation losses from Fund IX and Athora of $81 million and $58 million, respectively.

See below for details on the respective performance allocations in 2025.

The performance allocations earned from Fund X in 2025 were primarily driven by the appreciation and realization of the fund’s investments in the (i) manufacturing and industrial, (ii) consumer services and (iii) consumer and retail sectors.

The performance allocations earned from HVF II in 2025 were primarily driven by the appreciation and realization of the fund’s investments in private portfolio companies in the (i) consumer and retail, (ii) manufacturing and industrial and (iii) transportation and logistics sectors.

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

The performance allocation losses from Fund IX in 2025 were primarily driven by the depreciation of the fund’s investments in the (i) media, telecom and technology, (ii) manufacturing and industrial and (iii) leisure sectors.

The performance allocation losses from Athora in 2025 were primarily driven by a reduced profits interest.

Expenses

Expenses were $4.8 billion in 2025, an increase of $791 million from $4.0 billion in 2024 primarily due to increases in total compensation and benefits, general, administrative and other, and interest expense.

Total compensation and benefits were $3.0 billion in 2025, an increase of $385 million from $2.6 billion in 2024, primarily due to an increase in salary, bonus and benefits and equity-based compensation of $303 million and $69 million, respectively. The increase in salary, bonus and benefits of $303 million was primarily driven by the growth in revenues and increased headcount in 2025. The increase in equity-based compensation of $69 million was primarily due to the issuance of restricted stock awards that did not require future service in connection with the Bridge acquisition. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the then Co-Presidents of AAM, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $1.5 billion in 2025, an increase of $376 million from $1.2 billion in 2024. The increase in 2025 was primarily driven by increases in professional fees, depreciation and amortization expenses, higher travel and entertainment expenses, placement fees, technology expenses and recruitment fees.

Interest expense was $256 million in 2025, an increase of $30 million from $226 million in 2024. The increase in 2025 was primarily driven by interest from additional debt issuances in 2025, partially offset by debt repayments.

Other Income (Loss)

Other income (loss) was a loss of $83 million in 2025, a decrease of $386 million from income of $303 million in 2024. This decrease was primarily driven by decreases in net gains (losses) from investment activities and other income (loss), net of $309 million and $291 million, respectively, partially offset by an increase in net gains (losses) from investment activities of consolidated variable interest entities of $214 million.

The decrease in net gains (losses) from investment activities of $309 million was primarily driven by an impairment loss on an equity investment triggered by the initial public offering of the equity security which resulted in an observable transaction price below the Company’s carrying amount, as well as the depreciation in the Company’s investments in Global Business Travel Group, Inc. The decrease in other income (loss), net of $291 million was primarily driven by the expense related to the issuance of common stock to the Apollo DAF, derivative losses primarily on forward contracts, and losses from changes in the tax receivable agreement liability, partially offset by a decrease in the earnout expense associated with a previous acquisition.

The increase in net gains (losses) from investment activities of consolidated VIEs of $214 million was primarily driven by the appreciation of a consolidated VIE’s underlying investment valuation.

Retirement Services

Revenues

Retirement Services revenues were $27.0 billion in 2025, an increase of $5.1 billion from $21.9 billion in 2024. The increase was primarily driven by an increase in net investment income, an increase in premiums and an increase in revenues of consolidated VIEs, partially offset by a decrease in investment related gains (losses).

Net investment income was $19.2 billion in 2025, an increase of $3.5 billion from $15.7 billion in 2024, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows of $47.9 billion in 2025, higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment, earlier deployment into assets during the year compared to 2024 and more favorable investment fund performance in 2025. These impacts were partially offset by lower floating rate income.

Premiums were $2.6 billion in 2025, an increase of $1.3 billion from $1.3 billion in 2024, primarily driven by $1.3 billion of premium received from the execution of a whole life block reinsurance transaction in 2025 and an increase in payout annuity premiums, partially offset by a $167 million decrease in pension group annuity premiums compared to 2024.

Revenues of consolidated VIEs were $2.5 billion in 2025, an increase of $648 million from $1.8 billion in 2024, primarily driven by growth and investment performance within AAA related to favorable returns on the underlying assets, strong performance from newly consolidated VIEs, including AAA Lux, a favorable change in the fair value of mortgage loans held in VIEs related to a decrease in U.S. Treasury rates in 2025 compared to an increase in 2024 and favorable returns from A-A Onshore Fund, LLC.

Investment related gains (losses) were $1.5 billion in 2025, a decrease of $501 million from $2.0 billion in 2024, primarily driven by unfavorable net foreign exchange impacts, an increase in realized losses on AFS securities and an unfavorable change in the fair value of indexed annuity hedging derivatives, partially offset by a favorable change in the fair value of mortgage loans, reinsurance assets and trading securities, as well as a favorable change in the provision for credit losses. The unfavorable net foreign exchange impacts were primarily related to the weakening of the U.S. dollar against foreign currencies in 2025 compared to 2024, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The change in the fair value of indexed annuity hedging derivatives decreased $51 million, primarily driven by less favorable performance of the equity indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 Index, which increased 16.4% in 2025, compared to an increase of 23.3% in 2024. The change in fair value of mortgage loans increased $1.2 billion, the change in fair value of reinsurance assets increased $319 million and the change in fair value of trading securities increased $208 million primarily driven by a decrease in U.S. Treasury rates in 2025 compared to an increase 2024, partially offset by an unfavorable change in credit spreads compared to 2024. The favorable change in provision for credit losses of $70 million was primarily driven by a reduction in the allowance on corporate securities in 2025.

Expenses

Retirement Services expenses were $20.5 billion in 2025, an increase of $5.5 billion from $15.0 billion in 2024. The increase was driven by an increase in interest sensitive contract benefits, an increase in future policy and other policy benefits, an increase in market risk benefits remeasurement (gains) losses, an increase in the amortization of DAC, DSI and VOBA and an increase in policy and other operating expenses. Athene’s annual unlocking of assumptions resulted in a decrease in total benefits and expenses of $55 million compared to an increase of $31 million in 2024. The 2025 unlocking was driven by a decrease of $90 million in interest sensitive contract benefits and a decrease of $59 million in market risk benefits, partially offset by an increase of $53 million related to DAC, DSI and VOBA amortization and an increase of $41 million in future policy and other policy benefits. The 2024 unlocking was driven by an increase of $62 million in market risk benefits, an increase of $21 million related to DAC, DSI and VOBA amortization and an increase of $8 million in interest sensitive contract benefits, partially offset by a decrease of $60 million in future policy and other policy benefits.

Interest sensitive contract benefits were $12.1 billion in 2025, an increase of $3.1 billion from $8.9 billion in 2024, primarily driven by significant growth in Athene’s deferred annuity and funding agreement blocks of business, higher rates on new deferred annuity and funding agreement issuances, as well as runoff of lower rate business, in comparison to its existing blocks of business, earlier origination of new business within the year compared to 2024 and an increase in the change in Athene’s indexed annuity reserves. These impacts were partially offset by lower rates on floating rate funding agreements and a favorable change in unlocking. The change in Athene’s indexed annuity reserves includes the impact from changes in the fair value of indexed annuity embedded derivatives. The increase in the change in fair value of indexed annuity embedded derivatives of $873 million was primarily due to the unfavorable change in discount rates used in Athene’s embedded derivative calculations as 2025 experienced a decrease in discount rates compared to an increase in 2024. This was partially offset by the favorable impact of rate movements on policyholder projected benefits and less favorable performance of the equity indices to which Athene’s indexed annuity policies are linked. The largest percentage of Athene’s indexed annuity policies are linked to the S&P 500 Index, which increased 16.4% in 2025, compared to an increase of 23.3% in 2024. The fair value of indexed annuity embedded derivative and investment contract provision unlocking in 2025 was $79 million favorable primarily due to changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, while 2024 unlocking was $67 million unfavorable primarily due to changes to projected interest crediting. The negative VOBA unlocking related to Athene’s interest sensitive contract liabilities in 2025 was $11 million favorable mainly due to changes in policyholder behavior, partially offset by updated economic assumptions, while 2024 unlocking was $59 million favorable mainly due to updated economic assumptions and changes in policyholder behavior.

Future policy and other policy benefits were $4.4 billion in 2025, an increase of $1.4 billion from $3.1 billion in 2024, primarily driven by an increase in life reserves due to the execution of a $1.3 billion whole life block reinsurance transaction in 2025, an unfavorable change in unlocking and an increase in the AmerUs Closed Block fair value liability, partially offset by a $167 million decrease in pension group annuity obligations compared to 2024. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized gains on the underlying assets reflecting a decrease in U.S. Treasury rates in 2025 compared to an increase in 2024, partially offset by an unfavorable change in credit spreads compared to 2024. Unlocking in 2025 was $41 million unfavorable, consisting of $77 million of unfavorable future policy benefit reserve unlocking, partially offset by $36 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking primarily related to updated mortality assumptions and changes in policyholder behavior, partially offset by updated economic assumptions. Unlocking in 2024 was $60 million favorable, consisting of $104 million of favorable future policy benefit reserve unlocking, partially offset by $44 million of unfavorable negative VOBA and deferred profit liability unlocking. The favorable unlocking primarily related to updated mortality assumptions, partially offset by changes in policyholder behavior.

Market risk benefits remeasurement (gains) losses were $452 million in 2025, an increase of $554 million from $(102) million in 2024. The losses in 2025 compared to gains in 2024 were primarily driven by an unfavorable change in the fair value of market risk benefits primarily due to rate movements, partially offset by a favorable change in unlocking. The change in fair value of market risk benefits was $665 million unfavorable due to a decrease in the risk-free discount rates across the long end of the curve compared to 2024, which are used in the fair value measurement of the liability for market risk benefits. The market risk benefits unlocking in 2025 was $59 million favorable primarily due to changes in policyholder behavior and updated mortality assumptions, partially offset by changes in projected interest crediting, while 2024 unlocking was $62 million unfavorable primarily due to changes in policyholder behavior, partially offset by updated economic assumptions.

Amortization of DAC, DSI and VOBA was $1.2 billion in 2025, an increase of $301 million from $941 million in 2024, primarily driven by an increase in acquisition and sale incentive costs that are deferred and amortized due to strong growth in Athene’s deferred annuity business as well as an unfavorable change in unlocking. Unlocking in 2025 was $53 million unfavorable mainly related to changes in policyholder behavior and projected interest crediting as well as updated economic and mortality assumptions, while unlocking in 2024 was $21 million unfavorable mainly related to changes to projected interest crediting and policyholder behavior.

Policy and other operating expenses were $2.3 billion in 2025, an increase of $142 million from $2.1 billion in 2024, primarily driven by an increase in interest expense and policy acquisition expenses related to significant growth. The increase in interest expense was primarily due to an increase in host accretion on business ceded to Catalina, as well as interest related to additional issuances of long-term debt in the second quarter of 2025 and a full year of interest on long-term debt issued in the fourth quarter of 2024. These impacts were partially offset by the recognition of $152 million of expense related to guaranty association assessments levied against Athene in connection with the Bankers Life Insurance Company (“BLIC”) and Colorado Bankers Life Insurance Company (“CBLIC”) insolvencies in 2024.

Income Tax (Provision) Benefit

The Company’s income tax (provision) benefit was $(1,276) million and $(1,062) million in 2025 and 2024, respectively. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 19.1% and 14.3% for 2025 and 2024, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including

NYC UBT, (ii) income attributable to non-controlling interests, (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m), and (iv) Bermuda CIT. See note 13 to the consolidated financial statements for further details regarding the Company’s income tax provision.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 21 to our consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024			2024	2023
Asset Management:
Management fees – Credit	$2,475	$2,015	$460	22.8%	$2,015	$1,688	$327	19.4%
Management fees – Equity	916	761	155	20.4	761	792	(31)	(3.9)
Management fees	3,391	2,776	615	22.2	2,776	2,480	296	11.9
Capital solutions fees and other, net	808	668	140	21.0	668	538	130	24.2
Fee-related performance fees	266	208	58	27.9	208	146	62	42.5
Fee-related compensation	(1,178)	(925)	253	27.4	(925)	(835)	90	10.8
Non-compensation expenses	(759)	(664)	95	14.3	(664)	(561)	103	18.4
Fee Related Earnings (FRE)	$2,528	$2,063	$465	22.5%	$2,063	$1,768	$295	16.7%

A discussion of our Asset Management segment analysis for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is included in the Company’s 2024 Annual Report.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

In this section, references to 2025 refer to the year ended December 31, 2025 and references to 2024 refer to the year ended December 31, 2024.

FRE was $2.5 billion in 2025, an increase of $465 million compared to $2.1 billion in 2024. This increase was primarily attributable to growth in fee related revenues, including management fees, capital solutions fees and other, net and fee-related performance fees, partially offset by fee-related compensation and non-compensation expenses.

The increase in management fees was primarily attributable to $493 million of aggregate management fees earned from Athene, Bridge funds, ADS, S3 Equity and Hybrid Solutions, and AIOF III, partially offset by an aggregate decrease of $41 million in management fees earned from Fund IX and Fund VIII. The increase in management fees earned from Athene was primarily driven by increases in fee-generating AUM as a result of strong organic inflows at Athene, while the increase in management fees earned from Bridge funds is due to the Bridge acquisition. The increase in management fees earned from ADS was primarily driven by increased subscriptions. Further, the increase in management fees earned from S3 Equity and Hybrid Solutions and AIOF III was primarily driven by catch-up management fees on additional closes in 2025. The decrease in management fees earned from Fund IX and Fund VIII was correlated with the fee rate step-down of Fund IX and the expiration of Fund VIII’s fee-paying period, respectively.

Capital solutions fees earned in 2025 were primarily attributable to fees earned from our corporate private equity, direct origination, asset-backed finance, infrastructure and clean transition equity, and opportunistic credit strategies.

The increase in fee-related performance fees in 2025 was primarily driven by the sustained growth across a variety of perpetual capital vehicles.

The growth in fee related revenues was partially offset by higher fee-related compensation expense and non-compensation expenses. Higher fee-related compensation expense in 2025 was driven by strong growth in fee related revenues and increased headcount as a result of our investment in the next phase of our growth. The increase in non-compensation expenses in 2025 was primarily driven by increases in professional fees, travel and entertainment expenses, placement fees, and depreciation and amortization expense.

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

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for Apollo’s investing strategies within the Asset Management segment:

	December 31, 2025
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$138,572	$83,282	$221,854
AUM Not Currently Generating Performance Fees	20,690	19,499	40,189
Uninvested Performance Fee-Eligible AUM	28,958	30,890	59,848
Total Performance Fee-Eligible AUM	$188,220	$133,671	$321,891

	December 31, 2024
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM [1]	$92,532	$57,665	$150,197
AUM Not Currently Generating Performance Fees	10,454	4,354	14,808
Uninvested Performance Fee-Eligible AUM	30,695	27,779	58,474
Total Performance Fee-Eligible AUM	$133,681	$89,798	$223,479

[1] Performance Fee-Generating AUM of $9.8 billion and $6.1 billion as of December 31, 2025 and December 31, 2024, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	December 31, 2025
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$32,928		$32,928
Fee-Generating AUM based on invested capital	15,495	50,467		65,962
Fee-Generating AUM based on gross/adjusted assets	511,385	6,180		517,565
Fee-Generating AUM based on NAV	79,586	13,098		92,684
Total Fee-Generating AUM	$606,466	$102,673	[1]	$709,139

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2025 was 56 months.

	December 31, 2024
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$24,678		$24,678
Fee-Generating AUM based on invested capital	12,462	33,271		45,733
Fee-Generating AUM based on gross/adjusted assets	421,421	5,547		426,968
Fee-Generating AUM based on NAV	61,960	9,327		71,287
Total Fee-Generating AUM	$495,843	$72,823	[1]	$568,666

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2024 was 60 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $392.2 billion and $331.5 billion of AUM on behalf of Athene as of December 31, 2025 and December 31, 2024, respectively.

Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 18 to the consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $57.2 billion and $52.4 billion of AUM on behalf of Athora as of December 31, 2025 and December 31, 2024, respectively.

The following tables summarize changes in total AUM for Apollo’s investing strategies within the Asset Management segment:

	Years ended December 31,
	2025			2024
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$616,387	$134,650	$751,037	$515,523	$135,253	$650,776
Inflows[2]	169,719	61,958	231,677	142,628	9,776	152,404
Outflows[2]	(61,740)	(1,923)	(63,663)	(52,192)	(7,157)	(59,349)
Net Flows	107,979	60,035	168,014	90,436	2,619	93,055
Realizations	(8,840)	(13,049)	(21,889)	(14,136)	(9,034)	(23,170)
Market Activity[3]	33,702	7,542	41,244	24,564	5,812	30,376
End of Period	$749,228	$189,178	$938,406	$616,387	$134,650	$751,037

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

[2] Inflows and outflows reflected above include $3.4 billion for Total AUM related to a strategy realignment of certain funds from credit to equity as of January 1, 2025 with no impact to net flows presented for the year ended December 31, 2025. Outflows for Total AUM include redemptions of $7.1 billion and $6.9 billion during the years ended December 31, 2025 and 2024, respectively.

[3] Includes foreign exchange impacts of $9.9 billion and $(5.3) billion during the years ended December 31, 2025 and 2024, respectively.

Year Ended December 31, 2025

Total AUM was $938.4 billion at December 31, 2025, an increase of $187.4 billion, or 25.0%, compared to $751.0 billion at December 31, 2024. The net increase was primarily driven by subscriptions across the platform, the growth of our retirement services client assets, the Bridge acquisition and market activity primarily in our credit strategy, partially offset by normal course outflows at Athene, as well as realizations. More specifically, the net increase was due to:

•Net flows of $168.0 billion primarily attributable to:
•a $108.0 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $42.0 billion related to the growth of our retirement services clients; (ii) $41.0 billion of subscriptions mostly related to the direct origination, multi-credit, opportunistic credit and asset-backed finance funds we manage; (iii) $9.3 billion in inflows relating to Redding Ridge’s acquisition of Irradiant Partners LP; and (iv) incremental leverage in the direct origination and asset-backed finance funds we manage, partially offset by $(5.7) billion of redemptions; and
•a $60.0 billion increase related to the funds we manage in our equity strategy primarily consisting of (i) $34.2 billion due to the Bridge acquisition; (ii) $17.0 billion of subscriptions across the hybrid value, secondaries equity, infrastructure equity and traditional private equity funds we manage; and (iii) $5.6 billion of net transfer activity.

•Market activity of $41.2 billion primarily attributable to:
•$33.7 billion related to the funds we manage in our credit strategy primarily consisting of (i) $19.0 billion related to our retirement services clients; (ii) $4.8 billion related to the direct origination funds we manage; (iii) $2.9 billion related to the multi-credit funds we manage; and (iv) $2.8 billion related to the opportunistic credit funds we manage; and
•$7.5 billion related to the funds we manage in our equity strategy primarily driven by our traditional private equity and hybrid value funds.

•Realizations of $(21.9) billion primarily attributable to:
•$(13.0) billion related to the funds we manage in our equity strategy primarily consisting of distributions from the traditional private equity funds, hybrid value funds and real estate equity funds; and
•$(8.8) billion related to the funds we manage in our credit strategy, largely driven by distributions from the direct origination, asset-backed finance and opportunistic credit funds.

The following tables summarize changes in Fee-Generating AUM for Apollo’s investing strategies within the Asset Management segment:

	Years ended December 31,
	2025			2024
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$495,843	$72,823	$568,666	$422,036	$70,916	$492,952
Inflows[2]	148,192	41,243	189,435	118,318	10,574	128,892
Outflows[2,3]	(60,479)	(9,309)	(69,788)	(60,556)	(6,617)	(67,173)
Net Flows	87,713	31,934	119,647	57,762	3,957	61,719
Realizations	(6,271)	(3,327)	(9,598)	(5,575)	(2,130)	(7,705)
Market Activity[4]	29,181	1,243	30,424	21,620	80	21,700
End of Period	$606,466	$102,673	$709,139	$495,843	$72,823	$568,666

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

[2] Inflows and outflows reflected above include $2.0 billion for Fee-Generating AUM related to a strategy realignment of certain funds from credit to equity as of January 1, 2025 with no impact to net flows presented for the year ended December 31, 2025. Outflows for Fee-Generating AUM include redemptions of $6.4 billion and $6.6 billion during the years ended December 31, 2025 and 2024, respectively.

[3] Included in the equity outflows for Fee-Generating AUM for the year ended December 31, 2025 is $4.5 billion related to the expiration of Fund VIII's fee-paying period.
[4] Includes foreign exchange impacts of $7.5 billion and $(3.8) billion during the years ended December 31, 2025 and 2024, respectively.

Year Ended December 31, 2025

Total Fee-Generating AUM was $709.1 billion at December 31, 2025, an increase of $140.5 billion, or 24.7%, compared to $568.7 billion at December 31, 2024. The net increase was primarily due to the growth of our retirement services client assets, market activity primarily in our credit strategy, the Bridge acquisition and subscriptions across the platform, partially offset by realizations. More specifically, the net increase was due to:

•Net flows of $119.6 billion primarily attributable to:
•an $87.7 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $42.0 billion related to the growth of our retirement services client assets; (ii) $24.3 billion of other net fee-generating movements; and (iii) $20.3 billion of subscriptions primarily related to the direct origination and multi-credit funds we manage, partially offset by $(5.1) billion of redemptions; and
•a $31.9 billion increase related to the funds we manage in our equity strategy primarily consisting of (i) $21.4 billion primarily due to the Bridge acquisition; and (ii) $5.7 billion of subscriptions across the AAA, secondaries and infrastructure equity funds we manage.

•Market activity of $30.4 billion primarily attributable to the funds we manage in our credit strategy, consisting of (i) $19.0 billion related to our retirement services clients; (ii) $2.9 billion related to the multi-credit funds we manage; (iii) $2.7 billion related to the direct origination funds we manage; and (iv) $1.8 billion related to clients of ISGI.

•Realizations of $(9.6) billion across the credit and equity strategies.

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

The following presents origination, gross capital deployment1 and uncalled commitments (in billions):

1 Gross capital deployment for 2024 was updated to include an additional $9 billion for Atlas related to the fourth quarter of 2024.

Note: Totals may not add due to rounding

As of December 31, 2025 and December 31, 2024, Apollo had $73 billion and $61 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024			2024	2023
Retirement Services:
Fixed income and other net investment income	$13,021	$10,805	$2,216	20.5%	$10,805	$8,739	$2,066	23.6%
Alternative net investment income	1,299	939	360	38.3	939	864	75	8.7
Net investment earnings	14,320	11,744	2,576	21.9	11,744	9,603	2,141	22.3
Strategic capital management fees	131	105	26	24.8	105	72	33	45.8
Cost of funds	(10,083)	(7,702)	2,381	30.9	(7,702)	(5,650)	2,052	36.3
Net investment spread	4,368	4,147	221	5.3	4,147	4,025	122	3.0
Other operating expenses	(447)	(458)	(11)	(2.4)	(458)	(481)	(23)	(4.8)
Interest and other financing costs	(560)	(465)	95	20.4	(465)	(436)	29	6.7
Spread Related Earnings	$3,361	$3,224	$137	4.2%	$3,224	$3,108	$116	3.7%

A discussion of our Retirement Services segment analysis for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is included in the Company’s 2024 Annual Report.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

In this section, references to 2025 refer to the year ended December 31, 2025 and references to 2024 refer to the year ended December 31, 2024.

Spread Related Earnings

SRE was $3.4 billion in 2025, an increase of $137 million, or 4%, compared to $3.2 billion in 2024. The increase in SRE was primarily driven by an increase in net investment earnings and strategic capital management fees, partially offset by an increase in cost of funds and interest and other financing costs.

Net investment earnings were $14.3 billion in 2025, an increase of $2.6 billion from $11.7 billion in 2024, primarily driven by $39.1 billion of growth in Athene’s average net invested assets, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment, an increase in alternative net investment income and earlier deployment into assets during the year compared to 2024, partially offset by lower floating rate income and prepayment of higher yielding assets. The increase in alternative net investment income compared to 2024 was primarily driven by more favorable performance within origination and retirement services platforms as well as equity funds, partially offset by less favorable performance within credit funds. The increase in income from origination platforms was mainly attributable to an initial mark from cost to fair value and origination outperformance on Atlas in 2025, robust deployment following a capital raise within Apterra Infrastructure Capital, LLC (“Apterra”) in 2025 and strong growth from origination partnerships within Aqua Finance, Inc. (“Aqua Finance”) in 2025 compared to a valuation decrease in 2024, partially offset by stronger growth from Redding Ridge in 2024. The increase in income from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge Financial, Inc. (“Corebridge”), unfavorable returns on Athene’s investment in Catalina in 2024 not recurring in 2025 due to the distribution of its Catalina common equity interests as a dividend in the third quarter of 2024 and realized losses from the sale of Challenger Limited (“Challenger”) common equity shares in 2024. These impacts were partially offset by increased capital requirements related to expanded solvency requirements and competitive dynamics within the pension market impacting the valuation of Athora in 2025. The increase in income from equity funds was mainly attributable to more favorable performance within structured equity in 2025 compared to 2024. The decrease in income from credit funds was primarily driven by more favorable credit spread tightening in 2024 compared to 2025.

Strategic capital management fees were $131 million in 2025, an increase of $26 million from $105 million in 2024, primarily driven by additional fees received from ADIP II and Catalina attributable to strong net flows into ACRA 2 and Catalina in 2025.

Cost of funds was $10.1 billion in 2025, an increase of $2.4 billion from $7.7 billion in 2024, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the year compared to 2024, a shift in business mix to more institutional business at higher crediting rates and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements. Unlocking, net of the non-controlling interests, in 2025 was favorable $5 million primarily related to updated mortality assumptions and changes in policyholder behavior, partially offset by changes to projected interest crediting and updated economic assumptions. Unlocking, net of the non-controlling interests, in 2024 was favorable $16 million primarily related to updated mortality and economic assumptions, partially offset by changes in policyholder behavior and projected interest crediting.

Interest and other financing costs were $560 million in 2025, an increase of $95 million from $465 million in 2024, primarily driven by higher interest expense related to additional issuances of long-term debt in the second quarter of 2025 and a full year of interest on long-term debt issued in the fourth quarter of 2024, partially offset by a decrease in preferred stock dividends due to the redemption of Athene’s Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (“Series C”) in the second quarter of 2025.

Net Investment Spread

	Years ended December 31,			Years ended December 31,
	2025	2024	Change	2024	2023	Change
Fixed income and other net investment earned rate	5.01%	4.86%	15 bps	4.86%	4.45%	41 bps
Alternative net investment earned rate	10.01%	8.03%	198 bps	8.03%	7.22%	81 bps
Net investment earned rate	5.25%	5.03%	22 bps	5.03%	4.61%	42 bps
Strategic capital management fees	0.05%	0.04%	1 bp	0.04%	0.03%	1 bp
Cost of funds	(3.69)%	(3.29)%	40 bps	(3.29)%	(2.71)%	58 bps
Net investment spread	1.61%	1.78%	(17) bps	1.78%	1.93%	(15) bps

Net investment spread was 1.61% in 2025, a decrease of 17 basis points compared to 1.78% in 2024, primarily driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.69% in 2025, an increase of 40 basis points compared to 3.29% in 2024, primarily driven by higher rates on new business and runoff of lower rate business compared to existing blocks, earlier origination of new business within the year compared to 2024, a shift in business mix to more institutional business at higher crediting rates and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements.

Net investment earned rate was 5.25% in 2025, an increase of 22 basis points compared to 5.03% in 2024, primarily due to higher returns in both Athene’s fixed income and alternative investment portfolios. Fixed income and other net investment earned rate was 5.01% in 2025, an increase from 4.86% in 2024, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and earlier deployment into assets during the year compared to 2024, partially offset by lower floating rate income and prepayment of higher yielding assets. Alternative net investment earned rate was 10.01% in 2025, an increase from 8.03% in 2024, primarily driven by more favorable performance within origination and retirement services platforms as well as equity funds, partially offset by less favorable performance within credit funds. The higher return from origination platforms was mainly attributable to an initial mark from cost to fair value and origination outperformance on Atlas in 2025, robust deployment following a capital raise within Apterra in 2025 and strong growth from origination partnerships within Aqua Finance in 2025 compared to a valuation decrease in 2024, partially offset by stronger growth from Redding Ridge in 2024. The higher return from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the announcement of a reinsurance transaction with Corebridge, unfavorable returns on Athene’s investment in Catalina in 2024 not recurring in 2025 due to the distribution of its Catalina common equity interests as a dividend in the third quarter of 2024 and realized losses from the sale of Challenger common equity shares in 2024. These impacts were partially offset by increased capital requirements related to expanded solvency requirements and competitive dynamics within the pension market impacting the valuation of Athora in 2025. The higher return from equity funds was mainly attributable to more favorable performance within structured equity in 2025 compared to 2024. The lower return from credit funds was primarily driven by more favorable credit spread tightening in 2024 compared to 2025.

Investment Portfolio

Athene had total investments, including related parties and consolidated VIEs, of $386.1 billion and $314.6 billion as of December 31, 2025 and December 31, 2024, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Athene is invested in a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities, and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and consolidated VIEs:

	December 31, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value
U.S. government and agencies	$16,898	4.4%	$7,151	2.3%
U.S. state, municipal and political subdivisions	759	0.2%	921	0.3%
Foreign governments	1,659	0.4%	1,568	0.5%
Corporate	89,431	23.2%	83,585	26.6%
CLO	26,272	6.8%	29,182	9.3%
ABS	35,462	9.2%	24,201	7.7%
CMBS	13,084	3.4%	10,741	3.4%
RMBS	9,032	2.3%	8,015	2.5%
Total available-for-sale securities, at fair value	192,597	49.9%	165,364	52.6%
Trading securities, at fair value	6,409	1.7%	1,583	0.5%
Equity securities, at fair value	822	0.2%	1,290	0.4%
Mortgage loans, at fair value	91,918	23.8%	63,239	20.1%
Investment funds	108	—%	107	—%
Policy loans	301	0.1%	318	0.1%
Funds withheld at interest	15,413	4.0%	18,866	6.0%
Derivative assets	9,190	2.4%	8,154	2.6%
Short-term investments	175	—%	447	0.2%
Other investments	4,148	1.1%	2,915	0.9%
Total investments	321,081	83.2%	262,283	83.4%
Investments in related parties
Available-for-sale securities, at fair value
Corporate	2,317	0.6%	2,137	0.7%
CLO	7,203	1.9%	6,035	1.9%
ABS	16,366	4.2%	10,631	3.4%
CMBS	161	—%	—	—%
Total available-for-sale securities, at fair value	26,047	6.7%	18,803	6.0%
Trading securities, at fair value	454	0.1%	573	0.2%
Equity securities, at fair value	266	0.1%	234	0.1%
Mortgage loans, at fair value	1,486	0.4%	1,297	0.4%
Investment funds	2,149	0.6%	1,853	0.6%
Funds withheld at interest	4,215	1.1%	5,050	1.6%
Short-term investments	18	—%	743	0.2%
Other investments, at fair value	344	0.1%	331	0.1%
Total related party investments	34,979	9.1%	28,884	9.2%
Total investments, including related parties	356,060	92.3%	291,167	92.6%
Investments of consolidated VIEs
Trading securities, at fair value	3,120	0.8%	2,301	0.7%
Mortgage loans, at fair value	2,140	0.5%	2,579	0.8%
Investment funds, at fair value	23,888	6.2%	17,660	5.6%
Other investments	844	0.2%	884	0.3%
Total investments of consolidated VIEs	29,992	7.7%	23,424	7.4%
Total investments, including related parties and consolidated VIEs	$386,052	100.0%	$314,591	100.0%

Athene’s total investments, including related parties and consolidated VIEs were $386.1 billion and $314.6 billion as of December 31, 2025 and December 31, 2024, respectively. The $71.5 billion increase was primarily driven by significant growth from gross inflows of $83.4 billion in excess of gross liability outflows of $35.5 billion, reinvestment of earnings and unrealized gains on investments, including foreign exchange impacts. The unrealized gains on investments during the year ended December 31, 2025 included AFS securities of $4.5 billion, as well as gains from mortgage loans and reinsurance assets, attributable to a decrease in U.S. Treasury rates in 2025. Unrealized foreign exchange gains on foreign denominated assets were primarily related to the weakening of the U.S. dollar against foreign currencies in 2025. Additionally, total investments, including related parties and consolidated VIEs, increased due to an increase in VIE investments and an increase in derivative assets primarily related to Athene’s call options, net of derivative swap and forward contract impacts. The increase in VIE investments was primarily driven by third party contributions into AAA Lux and AAA and favorable performance of the underlying assets within AAA and AAA Lux, partially offset by the deconsolidation of several VIEs in 2025.

Athene’s investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 97.3% and 97.1% as of December 31, 2025 and December 31, 2024, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

Athene invests a portion of its investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien as well as mezzanine real estate loans. Athene has acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. It invests in CMLs on income producing properties including apartments, office, hotel and retail buildings, and other commercial and industrial properties. Athene’s RML portfolio primarily consists of first lien RMLs collateralized by properties located in the U.S.

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

Athene holds derivatives for economic hedging purposes to reduce its exposure to the cash flow variability of assets and liabilities, equity market risk, foreign exchange risk and interest rate risk. Athene’s primary use of derivative instruments relates to providing the income needed to fund the annual index credits on its indexed annuity products. Athene primarily uses indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index. Athene also uses derivative instruments, such as forward contracts and swaps, to hedge foreign currency exposure resulting from foreign denominated assets and liabilities and to help manage its net floating rate position.

Net Invested Assets

The following summarizes Athene’s net invested assets:

	December 31, 2025		December 31, 2024
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$86,664	29.6%	$86,051	34.6%
CLO	25,401	8.7%	27,698	11.2%
Credit	112,065	38.3%	113,749	45.8%
CML	31,789	10.9%	28,055	11.3%
RML	43,326	14.8%	27,848	11.2%
RMBS	7,592	2.6%	7,635	3.1%
CMBS	9,877	3.4%	8,243	3.3%
Real estate	92,584	31.7%	71,781	28.9%
ABS	38,417	13.1%	28,670	11.5%
Alternative investments	13,868	4.7%	12,000	4.8%
State, municipal, political subdivisions and foreign government	3,081	1.0%	3,237	1.3%
Equity securities	2,039	0.7%	2,201	0.9%
Short-term investments	207	0.1%	1,015	0.4%
U.S. government and agencies	14,225	4.9%	5,531	2.2%
Other investments	71,837	24.5%	52,654	21.1%
Cash and cash equivalents	10,490	3.6%	6,794	2.7%
Other	5,438	1.9%	3,665	1.5%
Net invested assets	$292,414	100.0%	$248,643	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.

Athene’s net invested assets were $292.4 billion and $248.6 billion as of December 31, 2025 and December 31, 2024, respectively. The $43.8 billion increase was primarily driven by growth from net inflows of $63.2 billion in excess of net liability outflows of $29.7 billion, the reinvestment of earnings, the issuance of $1.6 billion of long-term debt in 2025 and favorable alternative investment performance in 2025, partially offset by the payment of common and preferred stock dividends and cash paid to redeem Athene’s Series C preferred stock in the second quarter of 2025.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Years ended December 31,		Total Change	Percentage Change	Years ended December 31,		Total Change	Percentage Change
(In millions, except percentages)	2025	2024			2024	2023
Principal Investing:
Realized performance fees	$1,198	$921	$277	30.1%	$921	$742	$179	24.1%
Realized investment income (loss)	95	74	21	28.4	74	(2)	76	NM
Principal investing compensation	(892)	(664)	228	34.3	(664)	(601)	63	10.5
Other operating expenses	(63)	(60)	3	5.0	(60)	(56)	4	7.1
Principal Investing Income (PII)	$338	$271	$67	24.7%	$271	$83	$188	226.5%

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

A discussion of our Principal Investing segment analysis for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is included in the Company’s 2024 Annual Report.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

In this section, references to 2025 refer to the year ended December 31, 2025 and references to 2024 refer to the year ended December 31, 2024.

PII was $338 million in 2025, an increase of $67 million, as compared to $271 million in 2024. This increase was primarily attributable to increases in realized performance fees and realized investment income of $277 million and $21 million, respectively, partially offset by an increase in principal investing compensation expense of $228 million.

The increase in realized performance fees of $277 million in 2025 was primarily driven by an increase in realized performance fees generated from Fund X, HVF II and Accord+, partially offset by a decrease in realized performance fees earned from Freedom Parent Holdings and Fund IX.

The increase in realized investment income of $21 million in 2025 was primarily attributable to realized gains from the partial sale of the Company’s investment in Global Business Travel Group, Inc.

Principal investing compensation expense of $892 million in 2025 increased $228 million, as compared to $664 million in 2024. The increase in 2025 was primarily due to an increase in profit sharing expense corresponding to the increase in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The increase in 2025 was also driven by profit sharing expense attributable to the Company’s other incentive compensation plans through which certain employees are allocated discretionary compensation based on realized performance fees in a given year, and are included within principal investing compensation. These incentive plans are separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2025, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through its liquidation in 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations.”

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of December 31, 2025, unless otherwise noted.

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Credit:
Accord VII[1,5]	N/A	$1,531	$1,383	$40	$—	$40	$40	$40	NM4	NM4
Accord I, II, III, III B, IV, V & VI1	Various	608	9,693	7,455	7,974	—	—	7,974	18%	13%
Accord+ II	2025	5,469	4,796	5,266	1,977	3,570	3,747	5,724	NM4	NM4
Accord+	2021	2,476	2,370	7,062	8,006	8	32	8,038	14	11
ADIP II	2024	7,061	6,016	3,069	—	3,069	3,875	3,875	20	14
ADIP I	2020	5,303	3,254	2,620	2,014	2,438	3,010	5,024	21	18
EPF IV	2023	3,267	3,146	1,851	836	1,213	1,386	2,222	16	10
EPF III	2017	2,070	4,580	5,146	4,822	1,347	1,152	5,974	6	1
Total Credit		$27,785	$35,238	$32,509	$25,629	$11,685	$13,242	$38,871
Equity:
Fund X	2023	$23,014	$19,877	$10,765	$3,319	$8,670	$11,938	$15,257	36%	22%
Fund IX	2018	28,303	24,729	23,236	17,304	15,923	23,556	40,860	22	15
Fund VIII	2013	5,410	18,377	16,926	24,516	3,370	3,602	28,118	13	9
Fund VII	2008	—	14,677	16,461	34,294	—	—	34,294	33	25
Fund VI	2006	377	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	—	3,742	5,192	12,724	—	—	12,724	61	44
Fund I, II, III, IV & MIA[2]	Various	8	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[3]		$57,112	$98,858	$93,790	$130,693	$28,368	$39,096	$169,789	39	24
AIOF III	2024	2,455	2,399	669	—	669	811	811	NM4	NM4
AIOF II	2020	2,788	2,542	2,434	1,153	1,652	2,049	3,202	14	9
AIOF I	2018	15	897	803	1,280	—	—	1,280	22	16
HVF III[5]	N/A	4,107	4,128	446	—	446	446	446	NM4	NM4
HVF II	2022	5,614	4,592	4,821	1,444	4,030	5,204	6,648	16	13
HVF I	2019	2,000	3,238	3,711	4,593	804	1,313	5,906	21	17
Total Equity		$74,091	$116,654	$106,674	$139,163	$35,969	$48,919	$188,082

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

Equity

The following tables provide additional detail on the composition of the Fund X, Fund IX and Fund VIII private equity portfolios based on investment strategy as of December 31, 2025:

Fund X

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,904	$3,846
Opportunistic Buyouts	7,572	10,208
Deleveraging Investment[1]	289	1,203
Total	$10,765	$15,257

Fund IX

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$6,368	$12,220
Opportunistic Buyouts	15,081	23,856
Deleveraging Investment[1]	1,787	4,784
Total	$23,236	$40,860

Fund VIII

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$3,122	$7,299
Opportunistic Buyouts	13,236	20,065
Deleveraging Investment[1]	568	754
Total	$16,926	$28,118

[1] The deleveraging investment strategy includes deleveraging for control, non-control deleveraging and other credit. Other credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be deleveraging.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets.

			Total Returns
(In millions)	IPO Year[1]	Total AUM	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
ADS[2]	N/A	$27,656	8%	11%
MidCap FinCo[3]	N/A	13,152	15%	18%
ARI[4,5]	2009	9,572	23%	(8)%
MFIC[4,5]	2004	3,865	(4)%	11%
ADREF[6]	N/A	4,769	1%	4%
ADCF[6]	N/A	2,353	10%	12%
ARIS[6]	N/A	2,081	6%	6%
Other[7]	N/A	22,807	N/A	N/A
Total		$86,255

1 An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.
2 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are net returns based on NAV.
[3] MidCap FinCo is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 13% and 15% for the years ended December 31, 2025 and 2024, respectively.

[4] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

5 AUM is presented on a three-month lag, as of September 30, 2025, based upon the availability of the information.
6 ADREF, ADCF and ARIS are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV.
[7] Other includes, among others, AUM of $1.9 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of September 30, 2025. Returns and IPO year are not provided for these AUM. Other also includes AUM of $11.0 billion and $3 billion related to third-party capital within AAA and Bridge funds, respectively.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Years ended December 31,
(In millions)	2025	2024	2023
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$3,395	$4,480	$5,001
Preferred dividends	97	97	46
Net income (loss) attributable to non-controlling interests	1,909	1,796	1,462
GAAP Net Income (Loss)	5,401	6,373	6,509
Income tax provision (benefit)	1,276	1,062	(923)
GAAP Income (Loss) Before Income Tax Provision (Benefit)	6,677	7,435	5,586
Asset Management Adjustments:
Equity-based profit sharing expense[1]	211	321	239
Equity-based compensation	439	308	662
Net (income) loss attributable to non-controlling interests in consolidated entities	(2,157)	(1,840)	(1,556)
Unrealized performance fees	64	(264)	(127)
Unrealized profit sharing expense	(34)	145	179
HoldCo interest and other financing costs[2]	143	80	88
Unrealized principal investment (income) loss	(25)	9	(88)
Unrealized net (gains) losses from investment activities	362	(46)	(37)
Transaction-related costs, restructuring and other non-operating expenses[3]	487	184	147
Retirement Services Adjustments:
Investment (gains) losses, net of offsets	(19)	(217)	(170)
Non-operating change in insurance liabilities and related derivatives[4]	(91)	(846)	(182)
Integration, restructuring and other non-operating items	121	239	130
Equity-based compensation	49	50	88
Segment Income	6,227	5,558	4,959
HoldCo interest and other financing costs[2]	(143)	(80)	(88)
Taxes and related payables	(889)	(913)	(789)
Adjusted Net Income	$5,195	$4,565	$4,082

[1] Equity-based profit sharing expense includes stock-based grants that are tied to realized performance within the Principal Investing segment.
[2] Represents interest and other financing costs related to AGM not attributable to any specific segment.
[3] Transaction-related costs, restructuring and other non-operating expenses includes; (a) contingent consideration, certain equity-based charges, amortization of intangible assets and certain other expenses associated with acquisitions; (b) gains (losses) from changes in the tax receivable agreement liability; (c) merger-related transaction and integration costs associated with the Company’s merger with Athene; and (d) other non-operating expenses, including the issuance of shares of AGM common stock for charitable contributions. In the year ended December 31, 2025, other non-operating expenses includes $200 million in charitable contributions related to the issuance of shares to the Apollo DAF in February 2025.

[4] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	December 31, 2025	December 31, 2024
Total GAAP Common Stock Outstanding	578,981,398	565,738,933
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	14,564,883	14,536,019
Vested RSUs	19,437,942	21,337,132
Unvested RSUs Eligible for Dividend Equivalents	10,518,154	11,455,245
Adjusted Net Income Shares Outstanding	623,502,377	613,067,329

[1] Reflects the number of shares of underlying common stock assumed to be issuable upon conversion of the Mandatory Convertible Preferred Stock during each period.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	December 31, 2025	December 31, 2024
Total investments, including related parties	$356,060	$291,167
Derivative assets	(9,190)	(8,154)
Cash and cash equivalents (including restricted cash)	16,326	13,676
Accrued investment income	3,395	2,816
Net receivable (payable) for collateral on derivatives	(3,458)	(4,602)
Reinsurance impacts	(6,350)	(4,435)
VIE and VOE assets, liabilities and non-controlling interests	19,420	17,613
Unrealized (gains) losses	10,002	18,320
Ceded policy loans	(160)	(167)
Net investment receivables (payables)	217	97
Allowance for credit losses	763	720
Other investments	(52)	(87)
Total adjustments to arrive at gross invested assets	30,913	35,797
Gross invested assets	386,973	326,964
ACRA non-controlling interests	(94,559)	(78,321)
Net invested assets	$292,414	$248,643

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

At December 31, 2025, the Company had $18.3 billion of unrestricted cash and cash equivalents, as well as $5.1 billion of available funds from the AGM credit facility, AHL credit facility and AHL liquidity facility.

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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s consolidated statements of cash flows:

	Years ended December 31,
(In millions)	2025	2024	2023
Operating Activities	$7,246	$3,253	$6,322
Investing Activities	(63,972)	(61,801)	(42,407)
Financing Activities	60,200	57,972	42,638
Effect of exchange rate changes on cash and cash equivalents	5	(3)	10
Net increase (decrease) in cash and cash equivalents, restricted cash and cash held at consolidated variable interest entities	$3,479	$(579)	$6,563

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

	Years ended December 31,
(In millions)	2025	2024	2023
Net cash provided by the Company's operating activities	$7,263	$3,781	$6,519
Net cash used in the Consolidated Funds and VIEs operating activities	(17)	(528)	(197)
Net cash provided by operating activities	7,246	3,253	6,322
Net cash used in the Company's investing activities	(62,250)	(60,547)	(39,834)
Net cash used in the Consolidated Funds and VIEs investing activities	(1,722)	(1,254)	(2,573)
Net cash used in investing activities	(63,972)	(61,801)	(42,407)
Net cash provided by the Company's financing activities	58,010	55,577	42,021
Net cash provided by the Consolidated Funds and VIEs financing activities	2,190	2,395	617
Net cash provided by financing activities	$60,200	$57,972	$42,638

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

•During the year ended December 31, 2025, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, net investment income and premium received from both a whole life block reinsurance transaction and pension group annuity transaction, partially offset by cash paid for pension group annuity and other payout annuity benefits, interest on funding agreements and debt, policy acquisition expenses and other operating expenses. Net cash used in operating activities includes net cash used by our consolidated funds and VIEs, which primarily includes net purchases of VIE investments, partially offset by proceeds from the sale of VIE investments.

•During the year ended December 31, 2024, cash provided by operating activities reflects cash inflows of management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, and net investment income, partially offset by pension group annuity benefit payments, net of cash inflows, and cash paid for interest on funding agreements, taxes, policy acquisition costs and other operating expenses. Net cash provided by operating activities includes net cash used in our consolidated funds and VIEs, which primarily includes purchases of VIEs’ investments offset by net proceeds from the sale of VIEs’ investments.

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

•During the year ended December 31, 2025, cash used in investing activities primarily reflects the purchase of investments, mainly AFS and mortgage loans, due to the deployment of significant cash inflows from Athene’s strong growth, an increase in cash collateral posted by Athene for derivative transactions and cash paid for the settlement of derivatives, partially offset by the sales, maturities and repayments of investments.

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

•During the year ended December 31, 2025, cash provided by financing activities primarily reflects cash received from deferred annuity, funding agreement and guaranteed investment contract inflows, net of cash outflows, net capital contributions and cash proceeds from the issuance of long-term debt and repurchase agreements, partially offset by the repayment of debt, the payment of common and preferred stock dividends and cash paid for the redemption of Athene’s Series C preferred stock. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt and contributions from non-controlling interests, partially offset by repayment of debt and distributions to non-controlling interests.

•During the year ended December 31, 2024, cash provided by financing activities primarily reflects cash received from strong retail and funding agreement inflows, net of cash outflows, a favorable change in cash collateral posted by counterparties for derivative transactions related to the favorable equity market performance in 2024, issuances of debt by AGM and our subsidiaries, net capital contributions from non-controlling interests and the issuance of short-term repurchase agreements, net of the repayment of a long-term repurchase agreement, partially offset by the payment of common and preferred stock dividends, repurchases of common stock and repayments of debt. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt and contributions from non-controlling interests, partially offset by repayment of debt and distributions to non-controlling interests.

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

On February 9, 2026, AGM declared a cash dividend of $0.51 per share of its common stock, which will be paid on February 27, 2026 to holders of record at the close of business on February 19, 2026.

On February 9, 2026, the Company also declared and set aside a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on April 30, 2026 to holders of record at the close of business on April 15, 2026.

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

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock. There were 28,749,665 shares of Mandatory Convertible Preferred Stock issued and outstanding as of December 31, 2025. See note 16 to the consolidated financial statements for further details.

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

At December 31, 2025, the asset management business had $3.4 billion of unrestricted cash and cash equivalents, as well as $1.25 billion of available funds from the AGM credit facility.

Future Debt Obligations

The asset management business had debt of $5.5 billion at December 31, 2025, which includes notes with various maturities from 2026 through 2054. See note 14 to the consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

Tax Receivable Agreements

The Apollo TRA provides for the payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM and its subsidiaries realize as a result of the increases in tax basis of assets resulting from exchanges of AOG Units for Class A shares that occurred in prior years. The Bridge TRA provides for the payment to Bridge TRA holders based on 85% of the tax benefits realized from the Bridge acquisition. For more information regarding the tax receivable agreements, see note 18 to the consolidated financial statements.

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

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of December 31, 2025. On July 3, 2025, AAM made a conditional commitment to invest, or cause one or more of its affiliates to invest, in Athora for up to an additional $2.0 billion, in connection with the Athora transaction. The Athora transaction remains subject to closing conditions, including receipt of regulatory approvals. The amount ultimately funded pursuant to the conditional commitment, and sources of funding, are subject to change as a result of an anticipated capital raise by Athora between signing and closing of the Athora transaction.

An AAM subsidiary and Athene are minority investors in Athora with a long-term strategic relationship. Through its share ownership, the AAM subsidiary has approximately 16% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo represent, in the aggregate, approximately 3.9% of the total voting power in Athora. See note 18 to the consolidated financial statements for additional details on AAM’s and Athene’s conditional commitments to Athora.

Fund Escrow

As of December 31, 2025, the remaining investments and escrow cash of Fund VIII was valued at 87% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Athene has access to additional liquidity through its AHL credit facility and AHL liquidity facility. The AHL credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility. The AHL credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of December 31, 2025. Athene entered into a new AHL liquidity facility on June 27, 2025, which replaced its previous agreement dated as of June 28, 2024. The AHL liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility has a commitment termination date of June 26, 2026, subject to additional 364-day extensions, and was undrawn as of December 31, 2025. Athene also has access to $2.0 billion of committed repurchase facilities. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and MVAs, which are intended to protect it from early withdrawals. As of December 31, 2025 and December 31, 2024, approximately 85% and 82%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of December 31, 2025 and December 31, 2024, approximately 69% and 66%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of December 31, 2025, approximately 36% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 53% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of December 31, 2025 and December 31, 2024, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of December 31, 2025 and December 31, 2024, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $23.3 billion and $15.6 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of December 31, 2025, Athene’s total maximum borrowing capacity under the FHLB facilities was limited to $66.4 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of December 31, 2025, Athene had the ability to draw up to an estimated $30.7 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of December 31, 2025 and December 31, 2024, the payables for repurchase agreements were $6.0 billion and $5.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $6.2 billion and $5.9 billion, respectively. As of December 31, 2025, payables for repurchase agreements, based on original issuance, were comprised of $2.8 billion of short-term and $3.2 billion of long-term repurchase agreements. As of December 31, 2024, payables for repurchase agreements, based on original issuance, were comprised of $3.0 billion of short-term and $2.7 billion of long-term repurchase agreements.

Dividends from Insurance Subsidiaries

AHL is a holding company whose primary liquidity needs include the cash-flow requirements relating to its corporate activities, including its day-to-day operations, debt servicing, preferred and common stock dividend payments and strategic transactions, such as acquisitions. The primary sources of AHL’s cash flows are dividends from its subsidiaries, capital market issuances and intercompany borrowings, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations.

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

Future Debt Obligations

Athene had long-term debt of $7.8 billion as of December 31, 2025, which includes notes with various maturities from 2028 through 2064. See note 14 to the consolidated financial statements for further information regarding Athene’s debt arrangements.

Capital

Athene believes it has a strong capital position and is well positioned to meet policyholder and other obligations. Athene measures capital sufficiency using various internal capital metrics which reflect management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC RBC and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy. As of December 31, 2025, Athene’s estimated U.S., Bermuda and consolidated RBC ratios were 436%, 454% and 441%, respectively. As of December 31, 2024, Athene’s U.S., Bermuda and consolidated RBC ratios were 419%, 450% and 430%, respectively. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Bermuda Capital, as used in the calculation of Bermuda RBC, represents the capital of Athene’s non-U.S. reinsurance subsidiaries as reported in the Bermuda statutory financial statements, adjusted to exclude deferred tax assets related to Bermuda CIT. Bermuda statutory financial statements apply U.S. statutory accounting principles for policyholder reserve liabilities, which Athene also subjects to U.S. cash flow testing requirements. There are certain differences between Bermuda statutory and U.S. statutory frameworks that result in Consolidated RBC being approximately 20 RBC points higher as of December 31, 2025. The primary driver of this difference is that Bermuda statutory financial statements require that assets assumed as part of a reinsurance transaction and any assets sold are recorded at their market value, without posting an interest maintenance reserve. Athene expects this difference to reduce over time, and to decline to immaterial levels over the next five years.

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

Bermuda Corporate Income Tax

On December 27, 2023, the Government of Bermuda enacted the Bermuda CIT in response to the OECD’s Pillar Two initiative. In connection with the enactment of the Bermuda CIT, the Company made interim elections to align the membership of the Company’s Bermuda CIT tax group with the membership of the Company’s Pillar Two Bermuda tax group, and recorded a deferred tax asset of $2.0 billion as of December 31, 2024 for entry into the Bermuda CIT regime. As of December 31, 2025, the Company had $1.7 billion of net Bermuda deferred tax assets and concluded that it was more likely than not that sufficient future taxable income would be generated to realize these deferred tax assets.

On January 5, 2026, the OECD issued guidance exempting U.S.-parented groups from the IIR or UTPR taxes under the Pillar Two regime. The U.K. government has publicly announced its intention to enact this guidance into law. While the precise timing of such enactment is subject to the U.K. government’s legislative process, once enacted, the Company expects that Athene and ACRA Bermuda entities would be exempt from the IIR and UTPR taxes in the U.K. In light of these developments, and the Company’s expectation that maintaining alignment between the Bermuda CIT and Pillar Two tax groups would no longer be beneficial, in January 2026, the Company revoked ACRA’s election to be subject to the Bermuda CIT.

Although the Company believes such an outcome would be unlikely, if the U.K. government does not enact the announced legislation, or subsequently amends its legislation in a manner that does not conform to the OECD guidance, the Company expects to re-elect ACRA into the Bermuda CIT regime at that time and utilize the Bermuda deferred tax assets to offset any resulting Bermuda CIT or Pillar Two cash tax obligations.

As a result of the foregoing, in the first quarter of 2026, the Company will record a full valuation allowance against its Bermuda deferred tax assets, as the Company no longer expects Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized. This will result in a reduction to other assets and a corresponding increase to income tax provision, which results in a reduction to equity, equal to the net amount of the Bermuda deferred tax assets of $1.7 billion. Notwithstanding this near-term impact on these financial metrics, and without assurance as to future results, the Company believes that these developments, including the revocation of ACRA’s election to be subject to the Bermuda CIT, will have favorable implications for the Company’s overall tax position over the longer term.

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

A significant part of our compensation expense is derived from amortization of RSUs. The fair value of all RSU grants is based on the grant date fair value, which considers the public share price of AGM. The Company grants service-based RSUs, which vest subject to continued employment, and performance-based RSUs, which generally vest subject to continued employment and other performance metrics, described above. RSUs may or may not provide the right to receive dividend equivalents until the RSUs vest and the underlying shares are generally issued by March 15th after the year in which they vest. The grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions and lack of dividends until vested, if applicable

We utilize the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting dividends on certain RSUs, when applicable. The weighted average for the inputs utilized for the shares granted are presented in the table below for service-based grants and performance-based grants:

	Years ended December 31,
	2025	2024	2023
Service-Based Grants:
Dividend Yield[1]	1.1%	1.5%	2.3%
Cost of Equity Capital Rate[2]	15.5%	13.7%	12.6%
Performance-Based Grants:
Dividend Yield[1]	1.4%	1.3%	2.2%
Cost of Equity Capital Rate[2]	15.1%	14.4%	12.6%

[1] Calculated based on the historical dividends paid during the year ended December 31, 2025 and the price of the Company’s common stock as of the measurement date of the grant on a weighted average basis.

[2] Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

We utilize the Finnerty Model to calculate a marketability discount on the service-based and performance-based grant RSUs to account for the lag between vesting and issuance. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted security preventing its sale over a certain period of time.

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

The weighted average for the inputs utilized for the shares granted are presented in the table below for service-based and performance-based grants:

	Years ended December 31,
	2025	2024	2023
Service-Based Grants:
Holding Period Restriction (in years)	0.8	0.3	0.2
Volatility[1]	35.9%	25.2%	38.3%
Dividend Yield[2]	1.1%	1.5%	2.3%
Performance Grants:
Holding Period Restriction (in years)	5.0	2.3	1.1
Volatility[1]	38.5%	34.9%	41.9%
Dividend Yield[2]	1.4%	1.3%	2.2%

[1] The Company determined the expected volatility based on the volatility of the Company’s common stock price as of the grant date with consideration to comparable companies.
[2] Calculated based on the historical dividends paid during the years ended December 31, 2025, 2024 and 2023 and the Company’s common stock price as of the measurement date of the grant on a weighted average basis.

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

Critical Accounting Estimates and Policies – Asset Management

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

Incentive fees are performance fees structured as a contractual fee arrangement rather than a capital allocation. Incentive fees are generally received from the management of perpetual capital vehicles and managed accounts. For a majority of our incentive fees, once the quarterly or annual incentive fees have been determined, there is no look-back to prior periods for a potential contingent repayment, however, certain other incentive fees can be subject to contingent repayment at the end of the life of the entity. In accordance with the revenue recognition standard, certain incentive fees are considered a form of variable consideration and therefore are deferred until fees are probable to not be significantly reversed. There is significant judgment involved in determining if the incentive fees are probable to not be significantly reversed, but generally the Company will defer the revenue until the fees are crystallized or are no longer subject to clawback or reversal.

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

Several of the Company’s employee remuneration programs are dependent upon performance fee realizations, including the incentive pool, and dedicated performance fee rights and certain RSU awards for which vesting is contingent, in part, on the realization of performance fees in a specified period. The Company established these programs to attract and retain, and provide incentive to employees of the Company and to more closely align the overall compensation of employees with the overall realized performance of the Company. Dedicated performance fee rights entitle their holders to payments arising from performance fee realizations. The incentive pool enables certain employees to earn discretionary compensation based on realized performance fees in a given year, which amounts are reflected in profit sharing expense in the Company’s consolidated financial statements. Amounts earned by participants as a result of their performance fee rights (whether dedicated or incentive pool) will vary year-to-year depending on the overall realized performance of the Company (and, in the case of the incentive pool, on their individual performance). There is no assurance that the Company will continue to compensate individuals through the same types of arrangements in the future and there may be periods when the Company determines that allocations of realized performance fees are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits, the modification of existing programs or the use of new remuneration programs. Reductions in performance fee revenues could also make it harder to retain employees and cause employees to seek other employment opportunities.

Critical Accounting Estimates and Policies – Retirement Services

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

Valuation of Fixed Maturity Securities, Equity Securities and Mortgage Loans

The following table presents the fair value of fixed maturity securities, equity securities and mortgage loans, including those with related parties and those held by consolidated VIEs, by pricing source within the fair value hierarchy:

	December 31, 2025
(In millions, except percentages)	Total	Level 1	Level 2	Level 3
Fixed maturity securities
AFS securities
Priced via commercial pricing services	$166,398	$17,424	$148,974	$—
Priced via independent broker-dealer quotations	2,542	—	6	2,536
Priced via models or other methods	49,704	—	5,081	44,623
Trading securities
Priced via commercial pricing services	6,391	24	6,367	—
Priced via independent broker-dealer quotations	5	—	—	5
Priced via models or other methods	467	—	—	467
Trading securities of consolidated VIEs	3,120	—	683	2,437
Total fixed maturity securities, including related parties and consolidated VIEs	228,627	17,448	161,111	50,068
Equity securities
Priced via commercial pricing services	814	185	629	—
Priced via independent broker-dealer quotations	—	—	—	—
Priced via models or other methods	274	—	—	274
Total equity securities, including related parties	1,088	185	629	274
Mortgage loans
Priced via commercial pricing services	87,380	—	—	87,380
Priced via independent broker-dealer quotations	—	—	—	—
Priced via models or other methods	6,024	—	—	6,024
Mortgage loans of consolidated VIEs	2,140	—	—	2,140
Total mortgage loans, including related parties and consolidated VIEs	95,544	—	—	95,544
Total fixed maturity securities, equity securities and mortgage loans, including related parties and consolidated VIEs	$325,259	$17,633	$161,740	$145,886
Percentage of total	100.0%	5.4%	49.7%	44.9%

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

A significant assumption in determining policy liabilities for indexed annuities is the vector of rates used to discount indexed strategy cash flows. The change in risk-free rates is expected to drive most of the movement in the discount rates between periods. Changes to credit spreads for a given credit rating, as well as any change to Athene’s credit rating requiring a revised level of nonperformance risk would also be factors in the changes to the discount rate. If the discount rates used to discount the indexed strategy cash flows were to fluctuate, there would be a resulting change in reserves for indexed annuities recorded through the consolidated statements of operations.

As of December 31, 2025, Athene had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $14.7 billion. The increase (decrease) to the embedded derivatives on indexed annuity products from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2025
+100 bps discount rate	$(714)
–100 bps discount rate	783

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

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies, which include pension group annuities and structured settlements with life contingencies. Liabilities for nonparticipating long duration contracts are established as the estimated present value of benefits Athene expects to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected. For immediate annuities with life contingencies, the liability for future policy benefits is equal to the present value of future benefits and related expenses.

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

The increase (decrease) to future policy benefit reserves from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2025
+100 bps discount rate	$(3,023)
–100 bps discount rate	3,486

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

The increase (decrease) to the net market risk benefit balance from hypothetical changes in the discount rate is summarized as follows:

(In millions)	December 31, 2025
+100 bps discount rate	$(859)
–100 bps discount rate	1,063

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to Apollo and its industries is included in note 2 to our consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of December 31, 2025:

(In millions)	2026	2027 - 2028	2029 - 2030	2031 and Thereafter	Total
Asset Management
Operating lease obligations[1]	$91	$188	$181	$481	$941
Other long-term obligations[2]	30	3	—	—	33
AGM credit facility[3]	1	2	1	—	4
Debt obligations[3]	783	549	1,655	7,228	10,215
	905	742	1,837	7,709	11,193
Retirement Services
Interest sensitive contract liabilities	27,794	93,823	82,381	111,891	315,889
Future policy benefits	3,262	6,200	5,470	35,332	50,264
Market risk benefits	—	—	—	7,489	7,489
Other policy claims and benefits	121	—	—	—	121
Dividends payable to policyholders	9	16	13	50	88
Debt obligations[3]	440	1,859	1,282	13,692	17,273
Securities to repurchase[4]	2,980	2,380	1,145	—	6,505
	34,606	104,278	90,291	168,454	397,629
Obligations	$35,511	$105,020	$92,128	$176,163	$408,822

[1] Operating lease obligations excludes $141 million of other operating expenses associated with operating leases.
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

[4] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the December 31, 2025 interest rate.

Note:    Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.
(i)We have tax receivable agreements that require us to pay tax savings the Company may receive to the holders under those agreements. See note 18 to the consolidated financial statements for further information regarding the tax receivable agreements. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
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

The following tables present summarized financial information of AGM, as the issuer of the debt securities, and the Guarantors on a combined basis after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary. As used herein, “obligor group” means AGM, as the issuer of the debt securities, and the Guarantors on a combined basis. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the obligor group and is not intended to present the financial position or results of operations of the obligor group in accordance with generally accepted accounting principles as such principles are in effect in the U.S.

(In millions)	December 31, 2025	December 31, 2024
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$3,061	$2,545
Non-current assets	8,724	8,897
Due from related parties, excluding non-guarantor subsidiaries	647	598
Current liabilities, less payables to non-guarantor subsidiaries	934	521
Non-current liabilities	8,278	7,122
Due to related parties, excluding non-guarantor subsidiaries	277	305
Non-controlling interests	35	11

Year ended December 31,
(In millions)	2025
Summarized Statements of Operations
Revenues	$4,300
Net income (loss)	(99)
Net income (loss) attributable to obligor group	(204)

The following are transactions of the obligor group with non-guarantor subsidiaries.

(In millions)	December 31, 2025	December 31, 2024
Due from non-guarantor subsidiaries	$1,150	$160
Due to non-guarantor subsidiaries	1,364	1,193

		Year ended December 31,
(In millions)		2025
Intercompany revenue		$1,441
Intercompany expense		559
Intercompany interest income		11

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of incurring losses due to adverse changes in market rates and prices. Potential risk exposures include credit and counterparty risk, interest rate risk, currency risk, commodity price risk, equity price risk and inflation risk.

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

The AAM Global Risk Committee is tasked with assisting AAM in monitoring and managing enterprise risk for the asset management business. The AAM Global Risk Committee is chaired by the President of AGM and includes other members of senior management of Apollo’s asset management business. Managing risk is the responsibility of all AAM employees. Businesses and investment professionals are responsible for all the risk taken on and managed in their business areas and risk management groups provide an objective challenge to, and oversight of, the business’ risk management.

Risk management groups of the Company’s asset management business provide summary analysis of fund level market and credit risk to the portfolio managers of the funds managed by Apollo and the heads of the various business units. On a periodic basis, risk management groups also provide analyses of select market and credit risk components to various members of senior management. In addition, the business and risk leaders of the Company’s asset management business review specific investments from the perspective of risk mitigation and discuss such analysis with the AAM Global Risk Committee or other members of senior management, when needed.

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

The risk management team at Athene consists of seven teams: Strategic, Liability and Model Risk; Market, Credit and ALM Risk; Liquidity, Business and Operational Risk; Risk Platform and Analytics; Derivatives and Structured Solutions; Derivatives Risk Management; and Risk Operations and Change Management. The risk management team is led by AHL’s Chief Risk Officer, who reports to the chair of the AHL Risk Committee. AHL’s risk management team is comprised of more than 60 dedicated, full-time employees.

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
•reviewing its corporate plan and strategic objectives, and identifying prospective risks to those objectives under normal and stressed economic, behavioral and actuarial conditions; and
•providing appropriate risk reports that show consolidated risk exposures from assets and liabilities, as well as the economic consequences of stress events and scenarios.

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

Concentration Risk

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

Certain funds we manage hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize risk exposure by limiting the counterparties with which the funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. Counterparty risk may be further mitigated by the exchange of collateral with a counterparty as a form of credit support for derivative transactions. As of December 31, 2025, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

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

Non-U.S. Operations

We have offices and conduct business throughout the world and are continuing to expand into foreign markets. Our fund investments and our revenues are primarily derived from our U.S. operations. With respect to our non-U.S. operations, we are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. The funds we manage also invest in equity or debt of companies which are located in non-U.S. jurisdictions. As we continue to expand globally, we will continue to focus on monitoring and managing these risk factors as they relate to specific non-U.S. investments.

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

Credit risk is a key risk taken in the asset portfolio, as the credit spread on Athene’s investments is what drives its spread related earnings. Athene manages credit risk by evaluating and calibrating idiosyncratic risk concentrations, understanding and managing its systematic exposure to economic and market conditions through stress testing, monitoring investment activity and distinguishing between price and default risk from credit exposures. Concentration and portfolio limits are designed to ensure that exposure to default and impairment risk is sufficiently modest to not represent a solvency risk, even in severe economic conditions.

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

Depending upon the materiality of the risk and Athene’s assessment of how it would perform across a spectrum of interest rate environments, Athene may seek to mitigate interest rate risk using on-balance-sheet strategies (portfolio management) or off-balance-sheet strategies (derivative hedges such as interest rate swaps and futures). Athene monitors ALM metrics (such as key-

rate durations and convexity) and employs quarterly cash flow testing requirements across all of its insurance companies to assure the asset and liability portfolios are managed to maintain net interest rate exposures at levels that are consistent with its risk appetite. Athene has established a set of exposure and stress limits to communicate its risk tolerance and to ensure adherence to those risk tolerance levels. Risk management personnel and the RC and/or IALC (together, “AHL management committees”) are notified in the event that risk tolerance levels are exceeded. Depending on the specific risk threshold that is exceeded, the appropriate AHL management committee then makes a decision as to what actions, if any, should be undertaken.

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

Equity Risk—Athene’s indexed annuities require it to make payments to policyholders that are dependent on the performance of equity market indices. Athene seeks to minimize the equity risk from its liabilities by economically defeasing this equity exposure with granular, policy-level-based hedging. In addition, Athene’s investment portfolio can be invested in strategies involving public and private equity positions, though in general, it has limited appetite for passive, public equity investments.

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

Athene is also exposed to equity risk in its alternative investment portfolio. The form of those investments is typically a limited partnership interest in a fund. Athene generally targets fund investments that have characteristics resembling fixed income or hybrid investments versus those resembling pure equity investments, but as holders of partnership positions, Athene’s investments are generally held as equity positions. Alternative investments are comprised of several categories, including at the most liquid end of the spectrum “liquid strategies”, (which is mostly exposure to publicly traded equities), followed by “equity” and “credit” strategies. Athene’s alternatives portfolio also includes equity investments in origination platforms, insurance platforms and others.

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

The alternative investment portfolio is monitored to ensure diversification across asset classes and strategy, and the portfolio's performance under stress scenarios is evaluated routinely as part of management and board reviews. Since alternative investments are marked-to-market on the consolidated statements of financial condition, risk analyses focus on potential changes in valuation across a variety of market stresses.

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

Inflation Risk—Exposure to inflation-linked outflows (liabilities) is not a significant risk. These liabilities generally have caps on the amount of inflation applied to annual growth of payments. Additionally, inflation-linked liabilities are priced to parity with other payout options available to the policyholders accounting for the forward-looking risk. Athene attempts to hedge the majority of inflation risk arising from the pension group annuity business that it reinsures.

Scenario Analysis—Athene evaluates exposure to credit risk by analyzing its portfolio’s performance during simulated periods of economic stress. Athene manages business, capital and liquidity needs to withstand stress scenarios and target capital it believes will maintain its current ratings in a moderate recession scenario and maintain investment grade ratings under a deep recession scenario, a substantially severe financial crisis akin to the Lehman scenario in 2008. In the recession scenario, Athene calibrates recessionary shocks to several key risk factors (including but not limited to default rates, recoveries, credit spreads and U.S. Treasury yields) using data from the 1991, 2001 and 2008 recessions, and estimates impacts to the various sectors in its portfolio. In the deep recession scenario, Athene uses default probabilities from the 2008-2009 period, along with recovery and ratings migration rates, to estimate impairment impacts, and uses credit spread and interest rate movements from the 2008–2009 period to estimate mark to market changes. Management reviews the impacts of its stress test analyses on a quarterly basis.

Sensitivities

Asset Management

Interest Rate Risk

We are primarily subject to interest rate risk through the investments of the funds we manage. For funds that pay management fees based on NAV or other bases that are sensitive to market value fluctuations, we anticipate our management fees would change consistent with the increase or decrease experienced by the underlying funds’ portfolios. In the event that interest rates were to increase by one percentage point, we estimate that management fees earned that were dependent upon estimated fair value would decrease by approximately $25 million and $21 million during the years ended December 31, 2025 and 2024, respectively.

Credit Risk

Similar to interest rate risk, we are also subject to credit risk through the investments of the funds we manage. In the event that credit spreads were to increase by one percentage point, we estimate that management fees earned that were dependent upon estimated fair value would decrease by approximately $32 million and $21 million during the years ended December 31, 2025 and 2024, respectively.

Foreign Exchange Risk

We estimate for the years ended December 31, 2025 and 2024, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in management fees and investment income (loss):

	Years ended December 31,
(In millions)	2025	2024
Management fees	$31	$29
Investment income (loss)	7	3

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

Management Fees

Management fees are primarily based on the net asset value of the relevant fund, gross assets, adjusted equity, capital commitments, invested capital, or as defined in the respective fund’s management agreements. Changes in the fair values of the investments that earn management fees based on net asset value, gross assets or adjusted equity will have a direct impact on the amount of management fees that are earned. Management fees earned that were dependent upon estimated fair value during the years ended December 31, 2025 and 2024 would decrease by approximately $90 million and $75 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods.

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

Investment Income (Loss) and Net Gains from Investment Activities

Performance Allocations—Performance allocations from the funds we manage generally are earned based on achieving specified performance criteria and are impacted directly by changes in the fair value of the funds’ investments. We anticipate that a 10% decline in the fair values of investments held by all of the funds we manage would decrease performance allocations by approximately $2.0 billion and $1.9 billion at December 31, 2025 and 2024, respectively.

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

We anticipate that a 10% decline in the fair value of investments at December 31, 2025 and 2024 would result in an approximately $278 million and $230 million decrease in principal investment income and net gains (losses) from investment activities in our consolidated financial statements, respectively.

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of December 31, 2025, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $4.2 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2024, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $3.0 billion, net of offsets. The increase in sensitivity to point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments as of December 31, 2025, when compared to December 31, 2024, is primarily driven by the growth experienced in 2025. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $10 to $15 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions and excludes the impact of rate changes on cash and cash equivalents. As of December 31, 2025 the balance in cash and cash equivalents plus restricted cash, net investment payables and receivables, reinsurance impacts and the net derivative collateral offsetting the related cash positions, was $10.5 billion, net of the amount attributable to the non-controlling interests. The decrease in sensitivity to spread related earnings due to the change in net investment spread from floating rate assets and liabilities as of December 31, 2025, when compared to December 31, 2024, was driven by the decrease in Athene’s net floating rate position primarily related to hedging actions undertaken in 2025.

Changes in the fair value of market risk benefits due to current period movement in the interest rate curve used to discount the reserve are reflected in net income but excluded from spread related earnings. However, changes in interest rates that impact the cost of the projected GLWB and GMDB rider benefits, included within Athene’s market risk benefit reserve, are amortized within cost of funds in spread related earnings over the life of the business. Assuming a parallel increase in interest rates of 25 basis points, the estimated impact to spread related earnings over a 12-month period related to market risk benefits would be an increase of approximately $30 to $50 million, and a parallel decrease in interest rates of 25 basis points would generally result in a similar decrease. This is calculated without regard to future changes to assumptions.

Athene is unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income before income taxes” in its reconciliation between net income available to Athene Holding Ltd. common stockholder and spread related earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to Apollo Global Management, Inc. common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income tax (provision) benefit of an immediate, parallel increase in interest rates of 100 basis points from levels as of December 31, 2025, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

Athene assesses public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of December 31, 2025, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $833 million. As of December 31, 2024, Athene estimates that a decline in public equity market prices of 10% would cause a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $617 million. The increase in sensitivity to point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments as of December 31, 2025, when compared to December 31, 2024, is primarily driven by equity market performance during the year, which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments, market risk benefits and the indexed annuity embedded derivative.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apollo Global Management, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Apollo Global Management, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bridge Investment Group Holdings Inc. (“Bridge”), which was acquired on September 2, 2025, and whose financial statements constitute 0.5% of total assets, 0.3% of revenues, and (1.2)% of net income (loss) of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Bridge.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

/s/ Deloitte & Touche LLP
New York, NY
February 25, 2026

We have served as the Company's auditor since 2007.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except share data)	As of December 31, 2025	As of December 31, 2024
Assets
Asset Management
Cash and cash equivalents	$3,350	$2,692
Restricted cash and cash equivalents	19	3
Investments	6,226	6,086
Assets of consolidated variable interest entities
Cash and cash equivalents	327	158
Investments	3,509	2,806
Due from related parties	16	—
Other assets	230	84
Due from related parties	647	584
Goodwill	1,848	264
Other assets	3,376	2,579
	19,548	15,256
Retirement Services
Cash and cash equivalents	14,994	12,733
Restricted cash and cash equivalents	1,332	943
Investments	321,081	262,283
Investments in related parties	34,979	28,884
Assets of consolidated variable interest entities
Cash and cash equivalents	569	583
Investments	29,992	23,424
Other assets	346	565
Reinsurance recoverable	10,282	8,194
Deferred acquisition costs, deferred sales inducements and value of business acquired	8,634	7,173
Goodwill	4,072	4,063
Other assets	15,120	13,794
	441,401	362,639
Total Assets	$460,949	$377,895

		(Continued)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except share data)	As of December 31, 2025	As of December 31, 2024
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,861	$3,616
Due to related parties	1,062	710
Debt	5,516	4,279
Liabilities of consolidated variable interest entities
Accounts payable, accrued expenses, and other liabilities	1,949	1,363
	12,388	9,968
Retirement Services
Interest sensitive contract liabilities	315,889	253,637
Future policy benefits	50,264	49,902
Market risk benefits	4,930	4,028
Debt	7,848	6,309
Payables for collateral on derivatives and securities to repurchase	11,085	11,652
Other liabilities	14,329	9,784
Liabilities of consolidated variable interest entities
Other liabilities	1,701	1,635
	406,046	336,947
Total Liabilities	418,434	346,915
Commitments and Contingencies (note 19)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	16
Equity
Mandatory Convertible Preferred Stock, 28,749,665 and 28,749,765 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,398	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 578,981,398 and 565,738,933 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	16,954	15,327
Retained earnings (accumulated deficit)	7,634	6,022
Accumulated other comprehensive income (loss)	(2,645)	(5,494)
Total Apollo Global Management, Inc. Stockholders’ Equity	23,341	17,253
Non-controlling interests	19,174	13,711
Total Equity	42,515	30,964
Total Liabilities, Redeemable non-controlling interests and Equity	$460,949	$377,895

		(Concluded)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In millions, except per share data)	2025	2024	2023
Revenues
Asset Management
Management fees	$2,378	$1,899	$1,772
Advisory and transaction fees, net	1,202	822	623
Investment income (loss)	1,143	1,305	1,032
Incentive fees	245	150	80
Property management, development and other fees	32	—	—
	5,000	4,176	3,507
Retirement Services
Premiums	2,628	1,318	12,749
Product charges	1,137	1,016	848
Net investment income	19,245	15,718	12,080
Investment related gains (losses)	1,544	2,045	1,428
Revenues of consolidated variable interest entities	2,470	1,822	1,441
Other revenues	25	19	591
	27,049	21,938	29,137
Total Revenues	32,049	26,114	32,644
Expenses
Asset Management
Compensation and benefits	2,993	2,608	2,722
Interest expense	256	226	145
General, administrative and other	1,546	1,170	872
	4,795	4,004	3,739
Retirement Services
Interest sensitive contract benefits	12,089	8,949	6,229
Future policy and other policy benefits	4,433	3,054	14,434
Market risk benefits remeasurement (gains) losses	452	(102)	404
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	1,242	941	688
Policy and other operating expenses	2,278	2,136	1,837
	20,494	14,978	23,592
Total Expenses	25,289	18,982	27,331
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(251)	58	7
Net gains (losses) from investment activities of consolidated variable interest entities	304	90	130
Other income (loss), net	(136)	155	136
Total Other income (loss)	(83)	303	273
Income (loss) before income tax (provision) benefit	6,677	7,435	5,586
Income tax (provision) benefit	(1,276)	(1,062)	923
Net income (loss)	5,401	6,373	6,509
Net (income) loss attributable to non-controlling interests	(1,909)	(1,796)	(1,462)
Net income (loss) attributable to Apollo Global Management, Inc.	3,492	4,577	5,047
Preferred stock dividends	(97)	(97)	(46)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$3,395	$4,480	$5,001

Earnings (loss) per share
Net income (loss) attributable to common stockholders – Basic	$5.58	$7.39	$8.32
Net income (loss) attributable to common stockholders – Diluted	$5.54	$7.33	$8.28
Weighted average shares outstanding – Basic	589.5	586.1	581.4
Weighted average shares outstanding – Diluted	593.7	604.0	588.8

See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(In millions)	2025	2024	2023
Net income (loss)	5,401	$6,373	$6,509
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	4,456	(1,121)	5,284
Unrealized gains (losses) on hedging instruments	252	(51)	(199)
Remeasurement gains (losses) on future policy benefits related to discount rate	(612)	1,425	(2,236)
Remeasurement gains (losses) on market risk benefits related to credit risk	(103)	(149)	(374)
Foreign currency translation and other adjustments	181	(101)	65
Other comprehensive income (loss), before tax	4,174	3	2,540
Income tax provision (benefit) related to other comprehensive income (loss)	835	21	513
Other comprehensive income (loss)	3,339	(18)	2,027
Comprehensive income (loss)	8,740	6,355	8,536
Comprehensive (income) loss attributable to non-controlling interests	(2,399)	(1,697)	(1,732)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$6,341	$4,658	$6,804

See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	For the Year Ended December 31, 2023
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2023	570,276,188	$—	$14,982	$(1,007)	$(7,335)	$6,640	$7,726	$14,366
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(250)	(250)
Accretion of redeemable non-controlling interests	—	—	(15)	—	—	(15)	—	(15)
Liquidation of SPACs	—	—	71	9	—	80	—	80
Equity issued in connection with Mandatory Convertible Preferred Stock	—	1,398	—	—	—	1,398	—	1,398
Capital increase related to equity-based compensation	—	—	947	—	—	947	—	947
Capital contributions	—	—	—	—	—	—	2,863	2,863
Dividends/distributions	—	(46)	(241)	(771)	—	(1,058)	(836)	(1,894)
Payments related to issuances of common stock for equity-based awards	5,135,731	—	41	(260)	—	(219)	—	(219)
Repurchase of common stock	(8,183,000)	—	(563)	—	—	(563)	—	(563)
Stock option exercises	534,013	—	21	—	—	21	—	21
Redemption of subsidiary equity interests	—	—	(5)	—	—	(5)	(575)	(580)
Subsidiary issuance of equity interests	—	—	11	—	3	14	570	584
Net income (loss)	—	46	—	5,001	—	5,047	1,421	6,468
Other comprehensive income (loss)	—	—	—	—	1,757	1,757	270	2,027
Balance at December 31, 2023	567,762,932	$1,398	$15,249	$2,972	$(5,575)	$14,044	$11,189	$25,233

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	For the Year Ended December 31, 2024
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2024	567,762,932	$1,398	$15,249	$2,972	$(5,575)	$14,044	$11,189	$25,233
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	53	53
Issuance of warrants	—	—	109	—	—	109	—	109
Other changes in equity of non-controlling interests	—	—	—	—	—	—	13	13
Issuance of common stock related to equity transactions	742,742	—	84	—	—	84	—	84
Accretion of redeemable non-controlling interests	—	—	(3)	—	—	(3)	—	(3)
Capital increase related to equity-based compensation	—	—	649	—	—	649	—	649
Capital contributions	—	—	—	—	—	—	3,136	3,136
Dividends/distributions	—	(97)	—	(1,092)	—	(1,189)	(2,389)	(3,578)
Payments related to issuances of common stock for equity-based awards	4,696,064	—	52	(338)	—	(286)	—	(286)
Repurchase of common stock	(7,845,000)	—	(894)	—	—	(894)	—	(894)
Stock option exercises	382,195	—	15	—	—	15	—	15
Subsidiary issuance of equity interests	—	—	66	—	—	66	12	78
Net income (loss)	—	97	—	4,480	—	4,577	1,796	6,373
Other comprehensive income (loss)	—	—	—	—	81	81	(99)	(18)
Balance at December 31, 2024	565,738,933	$1,398	$15,327	$6,022	$(5,494)	$17,253	$13,711	$30,964

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	For the Year Ended December 31, 2025
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Equity
Balance at January 1, 2025	565,738,933	$1,398	$15,327	$6,022	$(5,494)	$17,253	$13,711	$30,964
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	1,598	1,598
Issuance of warrants	—	—	54	—	—	54	—	54
Acquisition of Bridge	9,754,972	—	1,357	—	—	1,357	489	1,846
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(2)	(2)
Issuance of common stock related to equity transactions	540,177	—	—	—	—	—	—	—
Accretion of redeemable non-controlling interests	—	—	5	—	—	5	—	5
Issuance of common stock to donor-advised fund	1,213,003	—	200	—	—	200	—	200
Capital increase related to equity-based compensation	—	—	710	—	—	710	—	710
Capital contributions	—	—	—	—	—	—	2,963	2,963
Dividends/distributions	—	(97)	—	(1,201)	—	(1,298)	(1,984)	(3,282)
Payments related to issuances of common stock for equity-based awards	5,883,305	—	55	(582)	—	(527)	—	(527)
Repurchase of common stock	(5,708,804)	—	(773)	—	—	(773)	—	(773)
Stock option and warrant exercises	1,559,812	—	19	—	—	19	—	19
Net income (loss)	—	97	—	3,395	—	3,492	1,909	5,401
Other comprehensive income (loss)	—	—	—	—	2,849	2,849	490	3,339
Balance at December 31, 2025	578,981,398	$1,398	$16,954	$7,634	$(2,645)	$23,341	$19,174	$42,515

(Concluded)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$5,401	$6,373	$6,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	789	721	1,026
Net investment income	(1,371)	(1,359)	(1,140)
Net recognized (gains) losses on investments and derivatives	(3,472)	(3,526)	(2,073)
Depreciation and amortization	1,431	1,075	803
Net amortization (accretion) of net investment premiums, discount and other	(202)	(123)	81
Policy acquisition costs deferred	(1,876)	(1,507)	(1,570)
Other non-cash amounts included in net income (loss), net	593	92	(415)
Changes in consolidation	(42)	248	(54)
Changes in operating assets and liabilities:
Purchases of investments by funds and VIEs	(6,891)	(5,591)	(5,744)
Proceeds from sale of investments by funds and VIEs	6,685	4,714	5,464
Interest sensitive contract liabilities	7,678	5,677	3,917
Future policy benefits, market risk benefits and reinsurance recoverable	(367)	(1,969)	4,333
Other assets and liabilities, net	(1,110)	(1,572)	(4,815)
Net cash provided by operating activities	7,246	3,253	6,322
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	(9,198)	(3,835)	(4,650)
Purchases of available-for-sale securities	(93,472)	(80,168)	(37,263)
Purchases of mortgage loans	(41,406)	(28,168)	(20,972)
Purchases of investment funds	(4,276)	(2,833)	(2,678)
Purchases of U.S. Treasury securities	(455)	—	(490)
Purchases of derivatives instruments and other investments	(6,178)	(5,032)	(5,637)
Sales, maturities and repayments of investments and distributions from equity method investments	92,605	59,426	29,052
Acquisition of subsidiaries, net of cash acquired	99	—	—
Other investing activities, net	(1,691)	(1,191)	231
Net cash used in investing activities	(63,972)	(61,801)	(42,407)
Cash Flows from Financing Activities
Issuance of debt	7,218	7,945	4,912
Repayment of debt	(4,644)	(5,259)	(3,780)
Redemption of subsidiary equity interests	—	—	(575)
Repurchase of common stock	(773)	(890)	(561)
Common stock dividends	(1,201)	(1,092)	(1,012)
Preferred stock dividends	(97)	(97)	(22)
Distributions paid to non-controlling interests	(1,925)	(1,299)	(766)
Contributions from non-controlling interests	2,934	3,132	2,863
Distributions to redeemable non-controlling interests	—	—	(1,072)
Issuance of Mandatory Convertible Preferred Stock, net of issuance costs	—	—	1,398
Deposits on investment-type policies and contracts	81,183	71,323	53,660
Withdrawals on investment-type policies and contracts	(22,657)	(19,119)	(14,125)
Subsidiary issuance of equity interests to non-controlling interests	—	—	632
Net change in cash collateral posted for derivative transactions and securities to repurchase	340	4,116	829
Other financing activities, net	(178)	(788)	257
Net cash provided by financing activities	60,200	57,972	42,638
			(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In millions)	2025	2024	2023
Effect of exchange rate changes on cash and cash equivalents	5	(3)	10
Net increase (decrease) in cash and cash equivalents, restricted cash and cash held at consolidated variable interest entities	3,479	(579)	6,563
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, beginning of period	17,112	17,691	11,128
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, end of period	$20,591	$17,112	$17,691

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$590	$1,048	$358
Cash paid for interest	994	805	720
Non-cash transactions
Non-cash investing activities
Asset Management and Other
Purchase of investments	61	14	10
Retirement Services
Investments received from settlements on reinsurance agreements	—	48	1,129
Investments received at inception of reinsurance agreements	—	—	2,158
Investments received from pension group annuity premiums	540	521	4,776
Reduction in investments relating to recapture of reinsurance agreement	—	—	482
Investments exchanged with third-party cedants	—	—	145
Non-cash financing activities
Asset Management and Other
Capital increases related to equity-based compensation	640	606	867
Issuance of warrants	54	109	—
Issuance of restricted shares	55	52	41
Issuance of common stock related to equity transactions	—	12	—
Subsidiary issuance of equity interest	—	72	—
Issuance of common stock to donor-advise fund	200	—	—
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	(1,775)	(4,057)	99
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	5,773	8,479	12,430
Distribution of investments to non-controlling interests of consolidated VIEs	—	1,107	—
Borrowings of VIEs settled with investments	—	—	52

Reconciliation of cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities to the consolidated Statements of Financial Condition:

Cash and cash equivalents	$18,344	$15,425	$15,768
Restricted cash and cash equivalents	1,351	946	1,763
Cash and cash equivalents held at consolidated variable interest entities	896	741	160
Total cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	$20,591	$17,112	$17,691

			(Concluded)
See accompanying notes to the consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Apollo Global Management, Inc. together with its consolidated subsidiaries (collectively, “Apollo” or the “Company”) is a high-growth, global alternative asset manager and a retirement services provider. Apollo’s asset management business focuses on two investing strategies: credit and equity. Through its asset management business, Apollo raises, invests and manages funds, accounts and other vehicles, on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. Apollo’s retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products for the increasing number of individuals and institutions seeking to fund retirement needs.

Acquisition of Bridge

On September 2, 2025 (the “Acquisition Date”), Apollo completed the previously announced acquisition of Bridge in an all-stock transaction. As a result, Bridge became a consolidated subsidiary of AAM. Bridge’s results are included in the consolidated financial statements commencing from the Acquisition Date.

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

Significant Accounting Policies – Overall

Consolidation

The Company consolidates entities where it has a controlling financial interest unless there is a specific scope exception that prevents consolidation. The types of entities with which the Company is involved generally include, but are not limited to:

•subsidiaries, which includes AAM and its subsidiaries, including management companies and general partners of funds that the Company manages, and AHL and its subsidiaries,
•funds, including entities that have attributes of an investment company, and
•CLOs.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Voting Interest Entities

Entities that are not determined to be VIEs are generally considered VOEs. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest. The Company does not consolidate those VOEs in which unrelated investors have substantive kick-out rights to either dissolve the fund or remove the general partner.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related notes. The Company’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, non-cash compensation, fair value of investments (including derivatives) and debt, impairment of investments and allowances for expected credit losses, and future policy benefit

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reserves. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s consolidated financial statements are based on the best available information as of December 31, 2025. Actual results could differ materially from those estimates.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets of an acquired business. Goodwill is recorded in separate line items for both the Asset Management and Retirement Services segments. See note 3 for disclosure regarding the goodwill recorded related to the Bridge acquisition.

Goodwill is tested annually for impairment or more frequently if circumstances indicate impairment may have occurred. The impairment test is performed at the reporting unit level, which is generally at the level of the Company’s reportable segments. The Company performed its annual goodwill impairment test as of October 1, 2025 and 2024 and did not identify any impairment.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (ASU 2024-03)

In November 2024, the FASB issued guidance that requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements. The ASU requires tabular presentation of each relevant expense caption on the face of the income statement including employee compensation, depreciation, intangible asset amortization, and certain other expenses, when applicable.

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

Derivatives and Hedging and Revenue from Contracts with Customers (ASU 2025-07)

In September 2025, the FASB issued amendments to refine the scope of derivatives in Topic 815 by excluding certain non-exchange-traded contracts for which settlement is based on operations or activities specific to a party, unless settlement involves a market-based variable or a financial instrument. The updates also clarify that share-based non-cash consideration from a customer in a revenue contract should be accounted for under Topic 606 until the entity’s right to receive or retain the consideration becomes unconditional.

The guidance is mandatorily effective for the Company for fiscal years beginning after December 15, 2026, including interim periods therein; early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives and Hedging – Hedge Accounting Improvements (ASU 2025-09)

In November 2025, the FASB issued guidance amending certain aspects of the hedge accounting guidance in ASC 815 and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The objective of this ASU is to more closely align hedge accounting with the economics of an entity’s risk management activities.

The guidance is mandatorily effective for the Company for fiscal years beginning after December 15, 2026, including interim periods therein; early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

Interim Reporting (ASU 2025-11)

In December 2025, the FASB issued amendments to improve the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.

The guidance is mandatorily effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027; early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

Income Taxes—Improvements to Income Tax Disclosures (ASU 2023-09)

In December 2023, the FASB made amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant.

The Company adopted the guidance prospectively for the annual reporting period ended December 31, 2025. Refer to note 13, Income Taxes, for the expanded disclosures.

Business Combinations – Joint Venture Formations (ASU 2023-05)

In August 2023, the FASB issued amendments to address how a joint venture initially recognizes and measures contributions received at its formation date. The amendments require a joint venture to apply a new basis of accounting upon formation and to initially recognize its assets and liabilities at fair value.

The Company adopted the guidance on January 1, 2025, and there was no impact on the consolidated financial statements upon adoption.

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

The Company adopted the guidance on January 1, 2025, and there was no impact on the consolidated financial statements upon adoption.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company adopted the guidance on January 1, 2025, and there was no impact on the consolidated financial statements upon adoption.

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

Other Investments

Apollo elected to account for certain equity securities without readily determinable fair values that did not qualify for the practical expedient to estimate fair values based on NAV per share (or its equivalent) at cost less impairment, subject to adjustments based on observable price changes in orderly transactions for identical or similar investments of the same issuer.

Due from/to Related Parties

Due from/to related parties includes amounts due from and due to existing employees, certain former employees, TRA holders, portfolio companies of the funds and non-consolidated funds.

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

Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $99 million of revenue recognized during the year ended December 31, 2025 that was previously deferred as of January 1, 2025.

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

Revenues

The revenues of the asset management business include (i) management fees; (ii) advisory and transaction fees, net; (iii) investment income, which is comprised of performance allocations and principal investment income; (iv) incentive fees; and (v) property management, development and other fees.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Equity Securities

Equity securities include common stock, mutual funds and non-redeemable preferred stock. Equity securities are carried at fair value with subsequent changes in fair value recognized in net income.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Other Investments

Other investments include, but are not limited to, term loans collateralized by mortgages on residential and commercial real estate, other uncollateralized loans, investments in real estate, corporate owned life insurance, and investments in low-income housing and transferable energy tax credit structures. Athene elected the fair value option on the term loans and other uncollateralized loans. Investments in real estate are held at cost less accumulated depreciation and impairments. Corporate owned life insurance is held at cash surrender value. Low-income housing and transferable energy tax credit structures either use the proportional amortization method or we elect the fair value option.

Interest income is accrued on the principal amount of the loan based on its contractual interest rate. Interest on loans is accrued until it is probable it will not be received or the loan is 90 days past due. Changes in the cash surrender value of corporate owned life insurance, interest income, amortization of premiums and discounts, and prepayment and other fees are reported in

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
entire contract is carried at fair value with all related gains and losses recognized in investment related gains (losses) on the consolidated statements of operations. Embedded derivatives are carried on the consolidated statements of financial condition at fair value in the same line item as the host contract.

Fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain equity market indices. The equity market option is an embedded derivative. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives represents the present value of cash flows attributable to the indexed strategies. The embedded derivative cash flows are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates and policyholder behavior assumptions, including lapses and the use of benefit riders. The embedded derivative cash flows are discounted using a rate that reflects Athene’s own credit rating. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Contracts acquired through a business combination which contain an embedded derivative are re-bifurcated as of the acquisition date. Changes in the fair value of embedded derivatives associated with indexed annuities, index-linked variable annuities and indexed universal life insurance contracts are included in interest sensitive contract benefits on the consolidated statements of operations.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Sensitive Contract Liabilities

Interest sensitive contract liabilities are typically associated with universal life-type policies and investment contracts. Universal life-type policies and investment contracts include traditional deferred annuities; indexed annuities consisting of fixed indexed, index-linked variable annuities in the accumulation phase, and assumed indexed universal life without significant mortality risk; funding agreements; immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies); universal life insurance; and other investment contracts inclusive of guaranteed investment contracts and assumed endowments without significant mortality risk. Athene carries liabilities for traditional deferred annuities, indexed annuities and universal life insurance at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, “Global Atlantic”), which it carries at fair value. Liabilities for immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies), funding agreements, assumed endowments without significant mortality risk and guaranteed investment contracts are calculated as the present value of future liability cash flows and policy maintenance expenses, if any, discounted at contractual interest rates. Certain of Athene’s universal life-type policies and investment contracts are offered with additional contract features that meet the definition of a market risk benefit. See “Market Risk Benefits” below for further information.

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

Future Policy Benefits

Athene issues or reinsures contracts classified as long-duration, which include term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which include pension group annuities and structured settlements with life contingencies). Liabilities for nonparticipating long-duration contracts are established as the estimated present value of benefits we expect to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected, referred to as the net premium ratio. The contracts are grouped into cohorts based on issue year and contract type, with an exception for pension group annuities, which are generally assessed at the group annuity contract level. Contracts with different issuance years are not combined. Contracts acquired in a business combination are grouped into a single cohort by contract type, except for pension group annuities, which follow the group annuity contract level.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues

Revenues for universal life-type policies and investment contracts, including surrender and market value adjustments, costs of insurance, policy administration, GMDB, GLWB and no-lapse guarantee charges, are earned when assessed against policyholder account balances during the period. Interest credited to policyholder account balances and the change in fair value of embedded derivatives within indexed annuity contracts is included in interest sensitive contract benefits on the consolidated statements of operations.

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

(In millions, except share price data and exchange ratio)
Bridge Class A common stock purchased	55.8
Bridge Class B common stock purchased	62.7
Bridge LLC Class A common units purchased	76.7
Exchange ratio for Class A common stock and Class A common units	0.07081
Exchange ratio for Class B common stock	0.00006
Shares of AGM common stock issued in exchange	9.4
AGM common stock closing price	$136.23
Value of AGM common stock issued in exchange	$1,279
Fair value of estimated equity instruments assumed[1]	28
Purchase of certain non-controlling interests	50
Total consideration	1,357
Non-controlling interest	489
Total Bridge equity value	$1,846

[1] All outstanding Bridge equity awards were converted into AGM equity awards, of which $28 million was included as part of the consideration for the portion that was attributable to pre-combination services and $81 million will be treated as post-combination compensation expense over the applicable service period.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Acquisition Date:

(In millions)	Fair Value and Goodwill Calculation
Total consideration	$1,357

Total Value to Allocate
Cash and cash equivalents	83
Restricted cash and cash equivalents	16
Investments	519
Due from related parties	64
Other assets	718
Estimated fair value of total assets acquired, excluding goodwill	1,400
Accounts payable, accrued expenses, and other liabilities	280
Due to related parties	387
Debt	470
Estimated fair value of total liabilities assumed	1,137
Estimated fair value of net assets acquired, excluding goodwill	263
Non-controlling interests	489
Estimated fair value of net assets acquired less non-controlling interests, excluding goodwill	(226)
Goodwill attributable to the Bridge acquisition	$1,583

Included within the above are provisional amounts based on the availability of data as of the date these consolidated financial statements were issued for certain investments, deferred tax liabilities included within accounts payable, accrued expenses, and other liabilities and the Bridge TRA within due to related parties. Adjustments to provisional amounts will be made as described above. In the fourth quarter of 2025, measurement period adjustments increased provisional goodwill by $19 million primarily due to an adjustment to the Bridge TRA. The effects of the measurement period adjustments were immaterial to the prior period condensed consolidated statement of operations.

The Company performed a valuation of the acquired investments and identifiable intangibles using methodologies consistent with those described in note 2 and note 7.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangible assets

The identifiable intangible assets are included in other assets on the consolidated statements of financial condition and summarized as follows:

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

As of the Acquisition Date, Bridge’s financial results are reflected in these consolidated financial statements. Bridge’s revenues of $86 million and net income (loss) of $(67) million are included in the consolidated statement of operations for the year ended December 31, 2025. Transaction costs of $43 million were incurred during the year ended December 31, 2025 and are included in general, administrative and other on the consolidated statements of operations.

Pro Forma Financial Information

Unaudited pro forma financial information for the years ended December 31, 2025 and 2024 are presented below. Pro forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the Bridge acquisition and assumes it occurred as of January 1, 2024. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisition been completed as of January 1, 2024.

	Years ended December 31,
(In millions)	2025	2024
Total Revenues	$32,305	$26,557
Net income attributable to Apollo Global Management, Inc.	3,439	4,506

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments

The following table outlines the Company’s investments:

(In millions)	December 31, 2025	December 31, 2024
Asset Management
Investments, at fair value	$1,696	$1,384
Equity method investments	1,278	1,082
Performance allocations	3,240	3,262
Other investments	12	358
Total Investments – Asset Management	6,226	6,086
Retirement Services
AFS securities, at fair value	218,644	184,167
Trading securities, at fair value	6,863	2,156
Equity securities, at fair value	1,088	1,524
Mortgage loans, at fair value	93,404	64,536
Investment funds	2,257	1,960
Policy loans	301	318
Funds withheld at interest	19,628	23,916
Derivative assets	9,190	8,154
Short-term investments	193	1,190
Other investments	4,492	3,246
Total Investments, including related parties – Retirement Services	356,060	291,167
Total Investments	$362,286	$297,253

Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Years ended December 31,
(In millions)	2025	2024	2023
Realized gains (losses) on sales of investments, net	$15	$(1)	$(9)
Net change in unrealized gains (losses) due to changes in fair value	(266)	59	16
Net gains (losses) from investment activities	$(251)	$58	$7

Performance Allocations

Performance allocations receivable and those of consolidated VIEs are recorded within investments and investments of consolidated VIEs, respectively, in the consolidated statements of financial condition. The following table presents the performance allocations:

(In millions)	December 31, 2025	December 31, 2024
Performance allocations	$3,240	$3,262
Performance allocations – consolidated VIEs	314	12
Total performance allocations	$3,554	$3,274

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Performance allocations, January 1, 2024	$2,941
Change in fair value of funds	1,261
Fund distributions to the Company	(928)
Total performance allocations, December 31, 2024	$3,274
Change in fair value of funds and other[1]	1,350
Fund distributions to the Company	(1,070)
Total performance allocations, December 31, 2025	$3,554
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

Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$18,008	$—	$116	$(1,226)	$16,898
U.S. state, municipal and political subdivisions	954	—	—	(195)	759
Foreign governments	2,225	—	32	(598)	1,659
Corporate	97,166	(105)	1,291	(8,921)	89,431
CLO	25,730	—	648	(106)	26,272
ABS	35,275	(171)	823	(465)	35,462
CMBS	13,351	(70)	120	(317)	13,084
RMBS	9,407	(411)	300	(264)	9,032
Total AFS securities	202,116	(757)	3,330	(12,092)	192,597
AFS securities – related parties
Corporate	2,287	—	43	(13)	2,317
CLO	7,103	—	121	(21)	7,203
ABS	16,500	(1)	45	(178)	16,366
CMBS	162	—	—	(1)	161
Total AFS securities – related parties	26,052	(1)	209	(213)	26,047
Total AFS securities, including related parties	$228,168	$(758)	$3,539	$(12,305)	$218,644

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$8,413	$—	$8	$(1,270)	$7,151
U.S. state, municipal and political subdivisions	1,167	—	—	(246)	921
Foreign governments	2,082	—	—	(514)	1,568
Corporate	95,006	(175)	485	(11,731)	83,585
CLO	29,524	—	266	(608)	29,182
ABS	24,779	(76)	138	(640)	24,201
CMBS	11,158	(60)	75	(432)	10,741
RMBS	8,587	(397)	228	(403)	8,015
Total AFS securities	180,716	(708)	1,200	(15,844)	165,364
AFS securities – related parties
Corporate	2,150	—	18	(31)	2,137
CLO	6,130	—	18	(113)	6,035
ABS	10,899	(1)	21	(288)	10,631
Total AFS securities – related parties	19,179	(1)	57	(432)	18,803
Total AFS securities, including related parties	$199,895	$(709)	$1,257	$(16,276)	$184,167

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	December 31, 2025
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,002	$1,982
Due after one year through five years	22,061	22,146
Due after five years through ten years	24,623	23,959
Due after ten years	69,667	60,660
CLO, ABS, CMBS and RMBS	83,763	83,850
Total AFS securities	202,116	192,597
AFS securities – related parties
Due in one year or less	7	7
Due after one year through five years	1,133	1,167
Due after five years through ten years	819	826
Due after ten years	328	317
CLO, ABS and CMBS	23,765	23,730
Total AFS securities – related parties	26,052	26,047
Total AFS securities, including related parties	$228,168	$218,644

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$5,987	$(96)	$4,068	$(1,130)	$10,055	$(1,226)
U.S. state, municipal and political subdivisions	37	(1)	707	(194)	744	(195)
Foreign governments	84	(11)	1,326	(587)	1,410	(598)
Corporate	13,107	(284)	38,209	(8,602)	51,316	(8,886)
CLO	11,891	(59)	1,017	(45)	12,908	(104)
ABS	6,355	(165)	4,873	(263)	11,228	(428)
CMBS	1,663	(20)	1,446	(190)	3,109	(210)
RMBS	217	(2)	839	(90)	1,056	(92)
Total AFS securities	39,341	(638)	52,485	(11,101)	91,826	(11,739)
AFS securities – related parties
Corporate	170	(1)	377	(12)	547	(13)
CLO	4,215	(19)	95	(2)	4,310	(21)
ABS	2,069	(6)	3,076	(162)	5,145	(168)
CMBS	70	(1)	5	—	75	(1)
Total AFS securities – related parties	6,524	(27)	3,553	(176)	10,077	(203)
Total AFS securities, including related parties	$45,865	$(665)	$56,038	$(11,277)	$101,903	$(11,942)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$3,010	$(114)	$3,462	$(1,156)	$6,472	$(1,270)
U.S. state, municipal and political subdivisions	67	(3)	842	(243)	909	(246)
Foreign governments	830	(205)	738	(309)	1,568	(514)
Corporate	19,530	(673)	44,051	(10,997)	63,581	(11,670)
CLO	2,675	(48)	2,325	(215)	5,000	(263)
ABS	9,361	(155)	4,070	(309)	13,431	(464)
CMBS	1,868	(56)	1,773	(315)	3,641	(371)
RMBS	825	(13)	1,261	(157)	2,086	(170)
Total AFS securities	38,166	(1,267)	58,522	(13,701)	96,688	(14,968)
AFS securities – related parties
Corporate	471	(4)	365	(26)	836	(30)
CLO	586	(10)	544	(56)	1,130	(66)
ABS	2,533	(43)	3,355	(235)	5,888	(278)
Total AFS securities – related parties	3,590	(57)	4,264	(317)	7,854	(374)
Total AFS securities, including related parties	$41,756	$(1,324)	$62,786	$(14,018)	$104,542	$(15,342)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	December 31, 2025
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	6,492	5,112
AFS securities – related parties	240	67

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition of the securities. Athene did not recognize the unrealized losses in income, unless as required for hedge accounting, as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Year ended December 31, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$(29)	$(41)	$105
ABS	76	40	(15)	70	171
CMBS	60	3	—	7	70
RMBS	397	12	(27)	29	411
Total AFS securities	708	55	(71)	65	757
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$55	$(71)	$65	$758

	Year ended December 31, 2024
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$129	$48	$(8)	$6	$175
CLO	2	1	—	(3)	—
ABS	49	25	(16)	18	76
CMBS	29	27	—	4	60
RMBS	381	17	(17)	16	397
Total AFS securities	590	118	(41)	41	708
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$591	$118	$(41)	$41	$709

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Income

Net investment income by asset class consists of the following:

	Years ended December 31,
(In millions)	2025	2024	2023
AFS securities	$11,626	$9,691	$6,901
Trading securities	324	161	177
Equity securities	78	90	76
Mortgage loans	5,218	3,767	2,360
Investment funds	234	(38)	90
Funds withheld at interest	964	1,318	1,752
Other	998	828	815
Investment revenue	19,442	15,817	12,171
Investment expenses	(197)	(99)	(91)
Net investment income	$19,245	$15,718	$12,080

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Years ended December 31,
(In millions)	2025	2024	2023
AFS securities[1]
Gross realized gains on investment activity	$2,742	$977	$926
Gross realized losses on investment activity	(1,236)	(1,979)	(779)
Net realized investment gains (losses) on AFS securities	1,506	(1,002)	147
Net recognized investment gains (losses) on trading securities	380	(170)	66
Net recognized investment gains on equity securities	55	22	13
Net recognized investment gains (losses) on mortgage loans	2,320	(132)	207
Derivative gains (losses)	(1,569)	2,205	2,135
Provision for credit losses	(111)	(181)	(335)
Other gains (losses)	(1,037)	1,303	(805)
Investment related gains (losses)	$1,544	$2,045	$1,428

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $36,337 million, $21,623 million and $6,464 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Years ended December 31,
(In millions)	2025	2024	2023
Trading securities	$222	$(42)	$93
Equity securities	36	12	49

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements:

(In millions)	December 31, 2025	December 31, 2024
Less than 30 days	$2,796	$2,752
30 – 90 days	—	300
91 days to 1 year	—	1,095
Greater than 1 year	3,247	1,569
Payables for repurchase agreements	$6,043	$5,716

The following table summarizes the securities pledged as collateral for repurchase agreements:

	December 31, 2025		December 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$2,780	$2,787	$3,253	$2,693
Foreign governments	241	185	159	107
Corporate	2,022	1,785	1,877	1,573
CLO	611	608	587	588
ABS	584	568	596	552
CMBS	197	198	—	—
RMBS	93	94	369	365
Total securities pledged under repurchase agreements	$6,528	$6,225	$6,841	$5,878

As of December 31, 2025, $907 million of repurchase agreements were presented net of reverse repurchase agreements on the consolidated statements of financial condition.

Reverse Repurchase Agreements

As of December 31, 2025 and December 31, 2024, amounts loaned under reverse repurchase agreements were $1,067 million and $935 million, respectively, and the fair value of the collateral, comprised primarily of asset-backed securities and short-term investments, was $1,822 million and $2,208 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans include both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 7 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	December 31, 2025	December 31, 2024
Commercial mortgage loans	$38,869	$32,544
Commercial mortgage loans under development	1,787	1,987
Total commercial mortgage loans	40,656	34,531
Mark to fair value	(1,585)	(2,099)
Commercial mortgage loans	39,071	32,432
Residential mortgage loans	55,613	35,223
Mark to fair value	860	(540)
Residential mortgage loans	56,473	34,683
Mortgage loans	$95,544	$67,115

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	December 31, 2025		December 31, 2024
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$15,458	39.5%	$11,746	36.2%
Industrial	8,778	22.5%	6,793	21.0%
Office building	4,530	11.6%	4,162	12.8%
Hotels	2,773	7.1%	2,786	8.6%
Retail	2,061	5.3%	2,269	7.0%
Other commercial	5,471	14.0%	4,676	14.4%
Total commercial mortgage loans	$39,071	100.0%	$32,432	100.0%

U.S. region
East North Central	$1,883	4.8%	$1,546	4.8%
East South Central	447	1.1%	438	1.3%
Middle Atlantic	9,323	23.9%	8,386	25.9%
Mountain	1,605	4.1%	1,322	4.1%
New England	1,088	2.8%	1,118	3.4%
Pacific	6,021	15.4%	5,768	17.8%
South Atlantic	6,919	17.7%	6,198	19.1%
West North Central	842	2.2%	221	0.7%
West South Central	3,175	8.1%	1,971	6.1%
Total U.S. region	31,303	80.1%	26,968	83.2%
International region
U.K.	3,085	7.9%	2,281	7.0%
Other international[1]	4,683	12.0%	3,183	9.8%
Total international region	7,768	19.9%	5,464	16.8%
Total commercial mortgage loans	$39,071	100.0%	$32,432	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	December 31, 2025	December 31, 2024
U.S. States
California	23.0%	25.6%
Texas	15.2%	7.4%
Florida	10.6%	12.4%
Other[1]	42.5%	45.5%
Total U.S. residential mortgage loan percentage	91.3%	90.9%
International[1]	8.7%	9.1%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states or countries, with each individual state or country comprising less than 5% of the portfolio.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment Funds

Athene’s investment fund portfolio strategy primarily focuses on core holdings of origination and retirement services platforms, equity and credit, and other funds. Origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which Athene gains exposure directly to the loan or indirectly through its ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. The credit strategy is comprised of direct origination, asset-backed, multi-credit and opportunistic credit funds focused on generating excess returns through high-quality credit underwriting and origination. The equity strategy is comprised of private equity, hybrid value, secondaries equity, real estate equity, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Investment funds can meet the definition of VIEs. The investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	December 31, 2025		December 31, 2024
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$108	0.4%	$107	0.6%
Investment funds – related parties
Origination platforms	33	0.1%	29	0.2%
Retirement services platforms	1,538	5.9%	1,317	6.7%
Equity	260	1.0%	244	1.2%
Credit	313	1.2%	253	1.3%
Other	5	—%	10	0.1%
Total investment funds – related parties	2,149	8.2%	1,853	9.5%
Investment funds – consolidated VIEs
Origination platforms	9,067	34.7%	6,347	32.3%
Equity	9,553	36.5%	7,597	38.7%
Credit	3,682	14.1%	3,062	15.6%
Other	1,586	6.1%	654	3.3%
Total investment funds – consolidated VIEs	23,888	91.4%	17,660	89.9%
Total investment funds, including related parties and consolidated VIEs	$26,145	100.0%	$19,620	100.0%

Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	December 31, 2025
Investment-grade ABS debt issued by AP Grange Holdings, LLC	$5,080
Investments in Atlas Securitized Products Holdings LP (Atlas)[1]	3,304
Investment-grade ABS debt issued by Fox Hedge L.P.	3,171
Investment-grade ABS debt issued by Apollo Multi-Asset Prime Securities (AMAPS) 2, LLC[1]	3,000
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,791
Investment-grade ABS debt issued by AMAPS 1, LLC[1]	2,550

December 31, 2024
Investment-grade ABS debt issued by AP Grange Holdings, LLC	$4,661
Investments in Atlas[1]	3,172
Investment-grade ABS debt issued by Fox Hedge L.P.	2,924

[1] Amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. For Atlas, see note 18 for additional information.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Derivatives

Athene uses a variety of derivative instruments to manage risks, primarily equity, interest rate, foreign currency and market volatility. See note 2 for a description of our accounting policies for derivatives and note 7 for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	December 31, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	26,437	$560	$868	15,669	$938	$211
Forwards	2,302	81	34	3,139	331	5
Interest rate swaps	4,347	86	242	4,506	—	654
Forwards on net investments	234	—	—	218	11	—
Interest rate swaps	31,252	129	30	24,885	55	138
Total derivatives designated as hedges		856	1,174		1,335	1,008
Derivatives not designated as hedges
Equity options	97,259	6,905	170	85,452	5,002	126
Futures	890	192	1	37	93	11
Foreign currency swaps	19,248	230	744	14,908	600	199
Interest rate swaps and forwards	14,606	72	295	3,255	67	124
Other swaps	2,845	78	2	2,644	3	5
Foreign currency forwards	47,486	857	3,356	39,598	1,054	2,083
Embedded derivatives
Funds withheld, including related parties		(2,765)	150		(3,650)	4
Interest sensitive contract liabilities		—	14,749		—	11,242
Total derivatives not designated as hedges		5,569	19,467		3,169	13,794
Total derivatives		$6,425	$20,641		$4,504	$14,802

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by December 2035. During the years ended December 31, 2025, 2024 and 2023, Athene recognized gains of $170 million, $1 million and $33 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, Athene expected an estimated $27 million to be reclassified to income within the next 12 months based on current market economics; however, actual amounts recognized may vary as a result of changes in relevant market conditions.

Fair Value Hedges Athene uses foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date. The amortized cost of AFS debt securities in qualifying fair value hedges of foreign currency risk was $21.3 billion and $16.3 billion as of December 31, 2025 and 2024, respectively. The carrying value of interest sensitive contract liabilities in qualifying fair value hedges of foreign currency swaps was $8.4 billion and $2.4 billion as of December 31, 2025 and 2024, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents the carrying amount and the cumulative amount of fair value hedging adjustments of hedged liabilities, excluding those solely hedging foreign currency risk:

	December 31, 2025		December 31, 2024
(In millions)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)[1]	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)
Interest sensitive contract liabilities
Foreign currency interest rate swaps	$4,271	$77	$3,946	$488
Interest rate swaps	19,175	(20)	17,873	130

[1] Excludes gains (losses) related to foreign currency risk.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Year ended December 31, 2025
Investment related gains (losses)
Foreign currency forwards	$(330)	$323	$(7)	$32	$—
Foreign currency swaps	(1,075)	1,076	1	—	—
Foreign currency interest rate swaps	470	(470)	—	—	—
Interest rate swaps	198	(158)	40	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	95	(93)	2	—	—
Year ended December 31, 2024
Investment related gains (losses)
Foreign currency forwards	220	(238)	(18)	43	19
Foreign currency swaps	513	(520)	(7)	—	—
Foreign currency interest rate swaps	(160)	148	(12)	—	—
Interest rate swaps	6	(58)	(52)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	87	(85)	2	—	—
Year ended December 31, 2023
Investment related gains (losses)
Foreign currency forwards	(169)	167	(2)	82	20
Foreign currency swaps	(159)	169	10	—	—
Foreign currency interest rate swaps	282	(269)	13	—	—
Interest rate swaps	111	(118)	(7)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	57	(60)	(3)	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Years ended December 31,
(In millions)	2025	2024	2023
Foreign currency forwards	$48	$(23)	$(45)
Foreign currency swaps	34	(29)	(187)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the years ended December 31, 2025, 2024 and 2023, these derivatives had losses of $15 million, gains of $3 million and losses of $4 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the consolidated statements of comprehensive income (loss). As of December 31, 2025 and 2024, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $14 million and $29 million, respectively. During the years ended December 31, 2025, 2024 and 2023, there were no amounts deemed ineffective.

Derivatives Not Designated as Hedges

Equity options

Athene uses equity indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index, including the S&P 500 and other bespoke indices. To hedge against adverse changes in equity indices, Athene enters into contracts to buy equity indexed options. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Years ended December 31,
(In millions)	2025	2024	2023
Equity options	$1,787	$1,921	$1,564
Futures	155	72	73
Foreign currency swaps	(1,421)	456	(113)
Interest rate swaps and forwards and other swaps	6	(112)	5
Foreign currency forwards	(1,712)	(775)	(495)
Embedded derivatives on funds withheld	321	2	934
Amounts recognized in investment related gains (losses)	(864)	1,564	1,968
Embedded derivatives in indexed annuity products[1]	(1,047)	(174)	(1,443)
Total gains (losses) on derivatives not designated as hedges	$(1,911)	$1,390	$525

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

The estimated fair value of Athene’s net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
December 31, 2025
Derivative assets	$9,190	$(2,602)	$(5,908)	$680	$(889)	$(209)
Derivative liabilities	(5,742)	2,602	2,491	(649)	561	(88)

December 31, 2024
Derivative assets	$8,154	$(2,209)	$(5,922)	$23	$—	$23
Derivative liabilities	(3,556)	2,209	1,333	(14)	2	(12)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the consolidated statements of financial condition. As of December 31, 2025 and December 31, 2024, amounts not subject to master netting or similar agreements were immaterial.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain derivative instruments contain provisions for credit-related events, such as a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, Athene may be required to settle an outstanding liability. Athene has written credit default swaps primarily on an index of North American High Yield Corporate bonds for a notional amount of $510 million. As of December 31, 2025, the carrying value of these derivatives was approximately $76 million in assets and less than $1 million in liabilities. As of December 31, 2025 and 2024, the maximum amount of potential future payments on the credit default swaps was $510 million and $10 million, respectively.

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

Other assets of the consolidated VIEs include short-term receivables due from investments sold, interest receivables and performance fee allocations. Accounts payable, accrued expenses, and other liabilities of consolidated VIEs include debt, profit sharing payable and other short-term payables.

Results from certain consolidated VIEs are reported on up to a three-month lag based upon the availability of financial information.

Consolidated Variable Interest Entities—Asset Management

The following table presents the investments of the consolidated VIEs:

(In millions)	December 31, 2025	December 31, 2024
Asset Management
Investments, at fair value	$3,078	$2,794
Equity method investments	112	—
Performance allocations	314	12
Other investments	5	—
Total Investments – Asset Management	$3,509	$2,806

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Years ended December 31,
(In millions)	2025	2024	2023
Net gains (losses) from investment activities	$287	$39	$67
Net gains (losses) from debt	—	(8)	—
Interest and other income	131	172	176
Interest and other expenses	(114)	(113)	(113)
Net gains (losses) from investment activities of consolidated variable interest entities	$304	$90	$130

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, we recognize revenues and expenses of certain consolidated VIEs within management fees, investment income (loss), compensation and benefits and general, administrative and other. The following table presents revenues, expenses and other gains (losses) related to the activities of these VIEs.

	Years ended December 31,
(In millions)	2025	2024	2023
Revenues	$121	$51	$22
Expenses	41	77	5
Other gains (losses)	(27)	—	—

Included within other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	December 31, 2025			December 31, 2024
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$1,443	5.66%	0.24	$1,198	6.84%	0.06
Total – Asset Management	$1,443			$1,198

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of December 31, 2025, the Company was not aware of any instances of non-compliance with any of these covenants.

Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Years ended December 31,
(In millions)	2025	2024	2023
Trading securities	$209	$152	$102
Mortgage loans	157	128	110
Investment funds	35	46	41
Investment expenses and other	(86)	(22)	1
Net investment income	315	304	254

Net recognized investment gains on trading securities	30	17	10
Net recognized investment gains (losses) on mortgage loans	27	(35)	(22)
Net recognized investment gains on investment funds	2,036	1,542	1,228
Other gains (losses)	62	(6)	(29)
Investment related gains (losses)	2,155	1,518	1,187
Revenues of consolidated variable interest entities	$2,470	$1,822	$1,441

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	December 31, 2025	December 31, 2024
Maximum Loss Exposure[1,2]	$453	$614

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	December 31, 2025		December 31, 2024
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$108	$458	$107	$987
Investment in related parties – investment funds	2,149	5,859	1,853	3,226
Assets of consolidated VIEs – investment funds	23,888	29,804	17,660	23,488
Investment in fixed maturity securities	84,397	87,995	72,523	74,797
Investment in related parties – fixed maturity securities	24,184	26,717	17,239	21,793
Investment in related parties – equity securities	266	266	234	234
Total non-consolidated investments	$134,992	$151,099	$109,616	$124,525

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Fair Value

Fair Value Measurements of Financial Instruments

The following summarizes the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	December 31, 2025
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$3,350	$—	$—		$—	$3,350
Restricted cash and cash equivalents	19	—	—		—	19
Cash and cash equivalents of consolidated VIEs	327	—	—		—	327
Investments	232	82	1,197	[1]	185	1,696
Investments of consolidated VIEs	1	5	2,939		133	3,078
Due from related parties[2]	—	—	15		—	15
Derivative assets[3]	—	—	7		—	7
Total Assets – Asset Management	3,929	87	4,158		318	8,492
Retirement Services
AFS Securities
U.S. government and agencies	16,898	—	—		—	16,898
U.S. state, municipal and political subdivisions	—	759	—		—	759
Foreign governments	516	1,131	12		—	1,659
Corporate	10	82,771	6,650		—	89,431
CLO	—	26,272	—		—	26,272
ABS	—	13,255	22,207		—	35,462
CMBS	—	13,043	41		—	13,084
RMBS	—	8,593	439		—	9,032
Total AFS securities	17,424	145,824	29,349		—	192,597
Trading securities	24	6,367	18		—	6,409
Equity securities	185	629	8		—	822
Mortgage loans	—	—	91,918		—	91,918
Funds withheld at interest – embedded derivative	—	—	(2,409)		—	(2,409)
Derivative assets	206	8,982	2		—	9,190
Short-term investments	—	33	—		—	33
Other investments	—	1,057	761		—	1,818
Cash and cash equivalents	14,994	—	—		—	14,994
Restricted cash and cash equivalents	1,332	—	—		—	1,332
Investments in related parties
AFS securities
Corporate	—	1,117	1,200		—	2,317
CLO	—	5,870	1,333		—	7,203
ABS	—	1,089	15,277		—	16,366
CMBS	—	161	—		—	161
Total AFS securities – related parties	—	8,237	17,810		—	26,047
Trading securities	—	—	454		—	454
Equity securities	—	—	266		—	266
Mortgage loans	—	—	1,486		—	1,486
Investment funds	—	—	1,318		—	1,318
Funds withheld at interest – embedded derivative	—	—	(356)		—	(356)
Other investments	—	—	344		—	344
Reinsurance recoverable	—	—	1,911		—	1,911
Other assets[5]	—	—	214		—	214
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Assets of consolidated VIEs
Trading securities	—	683	2,437	—	3,120
Mortgage loans	—	—	2,140	—	2,140
Investment funds	—	—	286	23,602	23,888
Cash and cash equivalents	569	—	—	—	569
Total Assets – Retirement Services	34,734	171,812	147,957	23,602	378,105
Total Assets	$38,663	$171,899	$152,115	$23,920	$386,597
Liabilities
Asset Management
Contingent consideration obligations[4]	$—	$—	$72	$—	$72
Derivative liabilities[3]	—	7	—	—	7
Total Liabilities – Asset Management	—	7	72	—	79
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	14,749	—	14,749
Universal life benefits	—	—	766	—	766
Future policy benefits
AmerUs Life Insurance Company (“AmerUs”) Closed Block	—	—	1,085	—	1,085
Indianapolis Life Insurance Company (“ILICO”) Closed Block and life benefits	—	—	530	—	530
Market risk benefits[5]	—	—	4,930	—	4,930
Derivative liabilities	9	5,733	—	—	5,742
Other liabilities	—	—	254	—	254
Total Liabilities – Retirement Services	9	5,733	22,314	—	28,056
Total Liabilities	$9	$5,740	$22,386	$—	$28,135

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$2,692	$—	$—		$—	$2,692
Restricted cash and cash equivalents	3	—	—		—	3
Cash and cash equivalents of consolidated VIEs	158	—	—		—	158
Investments	238	22	1,052	[1]	72	1,384
Investments of consolidated VIEs	191	111	2,258		234	2,794
Due from related parties[2]	—	—	27		—	27
Derivative assets[3]	—	40	29		—	69
Total Assets – Asset Management	3,282	173	3,366		306	7,127
Retirement Services
AFS Securities
U.S. government and agencies	7,149	2	—		—	7,151
U.S. state, municipal and political subdivisions	—	921	—		—	921
Foreign governments	658	881	29		—	1,568
Corporate	11	79,253	4,321		—	83,585
CLO	—	29,182	—		—	29,182
ABS	—	7,672	16,529		—	24,201
CMBS	—	10,741	—		—	10,741
RMBS	—	7,759	256		—	8,015
Total AFS securities	7,818	136,411	21,135		—	165,364
Trading securities	22	1,539	22		—	1,583
Equity securities	190	1,073	27		—	1,290
Mortgage loans	—	—	63,239		—	63,239
Funds withheld at interest – embedded derivative	—	—	(3,035)		—	(3,035)
Derivative assets	121	8,032	1		—	8,154
Short-term investments	—	86	169		—	255
Other investments	—	711	895		—	1,606
Cash and cash equivalents	12,733	—	—		—	12,733
Restricted cash and cash equivalents	943	—	—		—	943
Investments in related parties
AFS securities
Corporate	—	1,029	1,108		—	2,137
CLO	—	5,339	696		—	6,035
ABS	—	890	9,741		—	10,631
Total AFS securities – related parties	—	7,258	11,545		—	18,803
Trading securities	—	—	573		—	573
Equity securities	—	—	234		—	234
Mortgage loans	—	—	1,297		—	1,297
Investment funds	—	—	1,139		—	1,139
Funds withheld at interest – embedded derivative	—	—	(615)		—	(615)
Other investments	—	—	331		—	331
Reinsurance recoverable	—	—	1,661		—	1,661
Other assets[5]	—	—	313		—	313
Assets of consolidated VIEs
Trading securities	—	347	1,954		—	2,301
Mortgage loans	—	—	2,579		—	2,579
Investment funds	—	—	770		16,890	17,660

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

(Concluded)
[1] Investments as of December 31, 2025 and December 31, 2024 excludes $235 million and $248 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[2] Due from related parties represents a receivable from a fund.
[3] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the consolidated statements of financial condition.
[4] Other liabilities includes profit sharing payable related to contingent obligations classified as Level 3.
[5] Other assets consist of market risk benefits assets. See note 11 for additional information on market risk benefits assets and liabilities valuation methodology and additional fair value disclosures.

Changes in fair value of contingent consideration obligations in connection with the acquisition of Stone Tower are recorded in compensation and benefits expense in the consolidated statements of operations. Refer to note 19 for further details.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	December 31, 2025
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$850	Discounted cash flow	Discount rate	5.7% – 52.8%	17.3%	[1]
	154	Direct capitalization	Capitalization rate	7.0%	7.0%
	193	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	15	Discounted cash flow	Discount rate	14.8%	14.8%
Derivative assets	7	Option model	Volatility rate	40.0%	40.0%
Investments of consolidated VIEs
Bank loans	357	Discounted cash flow	Discount rate	6.7% – 13.9%	8.9%	[1]
	740	Adjusted transaction value	N/A	N/A	N/A
Equity securities	392	Discounted cash flow	Discount rate	10.0% – 13.5%	12.8%	[1]
	1,014	Adjusted transaction value	N/A	N/A	N/A
	6	Option model	Volatility rate	100.0% – 105.0%	102.9%	[1]
Bonds	430	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS, trading and equity securities	31,915	Discounted cash flow	Discount rate	2.8% – 22.9%	6.4%	[1]
Mortgage loans[2]	95,524	Discounted cash flow	Discount rate	1.0% – 31.5%	6.5%	[1]
	20	Recoverability	Estimated proceeds	N/A	N/A
Investment funds[2]	1,313	Discounted cash flow	Discount rate	13.0% – 14.0%	13.1%	[1]
	286	Recoverability	Estimated proceeds	N/A	N/A
	5	Reported net asset value	Reported net asset value	N/A	N/A
Financial Liabilities
Asset Management
Contingent consideration obligations	72	Discounted cash flow	Discount rate	20.0% – 24.0%	22.9%	[1]
Retirement Services
Interest sensitive contract liabilities – indexed annuities embedded derivatives	14,749	Discounted cash flow	Nonperformance risk	0.4% – 1.0%	0.6%	[3]
			Option budget	0.5% – 5.9%	3.1%	[4]
			Surrender rate	6.0% – 14.2%	9.6%	[4]

[1] Unobservable inputs were weighted based on the fair value of the investments included in the range.
[2] Includes those of consolidated VIEs.
[3] The nonperformance risk weighted average is based on the projected cash flows attributable to the embedded derivative.
[4] The option budget and surrender rate weighted averages are calculated based on projected account values.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Fair Value (In millions)	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$765	Discounted cash flow	Discount rate	13.5% – 52.8%	17.8%	[1]
	128	Direct capitalization	Capitalization rate	6.7%	6.7%
	159	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	27	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	29	Option model	Volatility rate	52.5%	52.5%
Investments of consolidated VIEs
Bank loans	168	Discounted cash flow	Discount rate	5.6% – 23.4%	9.0%	[1]
	179	Adjusted transaction value	N/A	N/A	N/A
Equity securities	495	Dividend discount model	Discount rate	14.1%	14.1%
	417	Discounted cash flow	Discount rate	8.3% – 13.3%	13.3%	[1]
	69	Adjusted transaction value	N/A	N/A	N/A
	27	Option model	Volatility rate	84.8% – 117.5%	110.7%	[1]
Bonds	412	Discounted cash flow	Discount rate	6.6% – 11.7%	7.0%	[1]
	491	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS, trading and equity securities	28,655	Discounted cash flow	Discount rate	4.7% – 20.0%	7.1%	[1]
Mortgage loans[2]	67,115	Discounted cash flow	Discount rate	1.8% – 43.1%	6.7%	[1]
Investment funds[2]	1,909	Discounted cash flow	Discount rate	6.6% – 14.0%	10.8%	[1]
Financial Liabilities
Asset Management
Contingent consideration obligations	67	Discounted cash flow	Discount rate	20.0% – 25.0%	23.6%	[1]
Retirement Services
Interest sensitive contract liabilities – indexed annuities embedded derivatives	11,242	Discounted cash flow	Nonperformance risk	0.4% – 1.1%	0.7%	[3]
			Option budget	0.5% – 6.0%	2.8%	[4]
			Surrender rate	6.0% – 14.2%	9.0%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year ended December 31, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,081	$44	$—	$79	$—	$1,204	$—	$—
Investments of consolidated VIEs	2,258	370	—	399	(88)	2,939	(31)	—
Total Level 3 assets – Asset Management	$3,339	$414	$—	$478	$(88)	$4,143	$(31)	$—

Assets – Retirement Services
AFS securities
Foreign governments	$29	$(1)	$—	$(16)	$—	$12	$—	$—
Corporate	4,321	49	38	3,801	(1,559)	6,650	29	56
ABS	16,529	114	487	10,764	(5,687)	22,207	48	435
CMBS	—	(23)	(4)	47	21	41	—	22
RMBS	256	18	(1)	232	(66)	439	—	(1)
Trading securities	22	(2)	—	12	(14)	18	3	—
Equity securities	27	(1)	—	(18)	—	8	(1)	—
Mortgage loans	63,239	2,202	—	26,477	—	91,918	2,110	—
Funds withheld at interest – embedded derivative	(3,035)	626	—	—	—	(2,409)	—	—
Derivative assets	1	1	—	—	—	2	—	—
Short-term investments	169	—	—	(150)	(19)	—	—	—
Other investments	895	7	—	(141)	—	761	2	—
Investments in related parties
AFS securities
Corporate	1,108	—	(7)	96	3	1,200	—	(7)
CLO	696	(1)	—	3	635	1,333	—	—
ABS	9,741	5	101	5,958	(528)	15,277	—	57
Trading securities	573	(9)	—	(186)	76	454	11	—
Equity securities	234	32	—	—	—	266	32	—
Mortgage loans	1,297	76	—	113	—	1,486	75	—
Investment funds	1,139	174	—	5	—	1,318	174	—
Funds withheld at interest – embedded derivative	(615)	259	—	—	—	(356)	—	—
Other investments	331	13	—	—	—	344	13	—
Reinsurance recoverable	1,661	74	—	176	—	1,911	—	—
Assets of consolidated VIEs
Trading securities	1,954	221	—	(289)	551	2,437	155	—
Mortgage loans	2,579	149	—	(587)	(1)	2,140	106	—
Investment funds	770	(9)	—	(498)	23	286	(2)	—
Other investments	103	3	—	507	(613)	—	—	—
Total Level 3 assets – Retirement Services	$104,024	$3,977	$614	$46,306	$(7,178)	$147,743	$2,755	$562

								(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Liabilities – Asset Management
Contingent consideration obligations	$67	$23	$—	$(18)	$—	$72	$—	$—
Total Level 3 liabilities – Asset Management	$67	$23	$—	$(18)	$—	$72	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(11,242)	$(1,047)	$—	$(2,460)	$—	$(14,749)	$—	$—
Universal life benefits	(742)	(24)	—	—	—	(766)	—	—
Future policy benefits
AmerUs Closed Block	(1,102)	17	—	—	—	(1,085)	—	—
ILICO Closed Block and life benefits	(538)	8	—	—	—	(530)	—	—
Derivative liabilities	(1)	1	—	—	—	—	—	—
Other liabilities	(225)	(115)	—	86	—	(254)	—	—
Total Level 3 liabilities – Retirement Services	$(13,850)	$(1,160)	$—	$(2,374)	$—	$(17,384)	$—	$—

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Year ended December 31, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$95	$—	$(16)	$—	$79	$—	$—	$—
Investments of consolidated VIEs	5,338	—	(4,939)	—	399	43	(131)	(88)
Total Level 3 assets – Asset Management	$5,433	$—	$(4,955)	$—	$478	$43	$(131)	$(88)

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(16)	$(16)	$—	$—	$—
Corporate	4,607	—	(189)	(617)	3,801	253	(1,812)	(1,559)
ABS	13,869	—	(180)	(2,925)	10,764	479	(6,166)	(5,687)
CMBS	47	—	—	—	47	35	(14)	21
RMBS	315	—	(1)	(82)	232	—	(66)	(66)
Trading securities	15	—	—	(3)	12	—	(14)	(14)
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	41,074	—	(397)	(14,200)	26,477	—	—	—
Short-term investments	30	—	—	(180)	(150)	—	(19)	(19)
Other investments	199	—	—	(340)	(141)	—	—	—
Investments in related parties
AFS securities
Corporate	107	—	—	(11)	96	3	—	3
CLO	376	—	—	(373)	3	635	—	635
ABS	10,620	—	(179)	(4,483)	5,958	271	(799)	(528)
Trading securities	104	—	(91)	(199)	(186)	76	—	76
Mortgage loans	238	—	(15)	(110)	113	—	—	—
Investment funds	5	—	—	—	5	—	—	—
Reinsurance recoverable	—	191	—	(15)	176	—	—	—
Assets of consolidated VIEs
Trading securities	617	—	(906)	—	(289)	574	(23)	551
Mortgage loans	177	—	(462)	(302)	(587)	—	(1)	(1)
Investment funds	—	—	(498)	—	(498)	—	23	23
Other investments	580	—	(73)	—	507	—	(613)	(613)
Total Level 3 assets – Retirement Services	$72,980	$191	$(2,991)	$(23,874)	$46,306	$2,326	$(9,504)	$(7,178)

Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(18)	$(18)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(18)	$(18)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(3,463)	$—	$1,003	$(2,460)	$—	$—	$—
Other liabilities	—	—	—	86	86	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(3,463)	$—	$1,089	$(2,374)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2024
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$36	$—	$(64)	$—	$(28)	$—	$(68)	$(68)
Investments of consolidated VIEs	4,009	—	(3,430)	—	579	452	(250)	202
Total Level 3 assets – Asset Management	$4,045	$—	$(3,494)	$—	$551	$452	$(318)	$134

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(12)	$(12)	$—	$—	$—
Corporate	3,146	—	(41)	(290)	2,815	166	(1,201)	(1,035)
ABS	11,886	—	(423)	(1,651)	9,812	769	(914)	(145)
CMBS	—	—	—	—	—	—	(19)	(19)
RMBS	99	—	—	(16)	83	—	(100)	(100)
Trading securities	—	—	—	(21)	(21)	14	—	14
Equity securities	2	—	(1)	—	1	9	(9)	—
Mortgage loans	27,596	—	(106)	(8,174)	19,316	—	—	—
Derivative assets	—	—	—	—	—	1	—	1
Short-term investments	172	—	(6)	(21)	145	—	(79)	(79)
Other investments	289	—	—	—	289	—	—	—
Investments in related parties
AFS securities
Corporate	63	—	(1)	(9)	53	—	(154)	(154)
CLO	177	—	—	—	177	—	—	—
ABS	7,197	—	(504)	(4,814)	1,879	—	—	—
Trading securities	4	—	—	(268)	(264)	—	—	—
Equity securities	—	—	(5)	—	(5)	—	—	—
Mortgage loans	87	—	—	(88)	(1)	—	—	—
Investment funds	106	—	—	—	106	—	—	—
Reinsurance recoverable	—	359	—	(4)	355	—	—	—
Assets of consolidated VIEs
Trading securities	235	—	(178)	(7)	50	220	(88)	132
Mortgage loans	558	—	—	(111)	447	21	—	21
Investment funds	341	—	(10)	—	331	—	(470)	(470)
Other investments	56	—	(24)	—	32	—	(20)	(20)
Total Level 3 assets – Retirement Services	$52,014	$359	$(1,299)	$(15,486)	$35,588	$1,200	$(3,054)	$(1,854)
Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(105)	$(105)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(105)	$(105)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(3,010)	$—	$1,001	$(2,009)	$—	$—	$—
Other liabilities	—	—	—	54	54	64	—	64
Total Level 3 liabilities – Retirement Services	$—	$(3,010)	$—	$1,055	$(1,955)	$64	$—	$64

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments Without Readily Determinable Fair Values

The Company elected the measurement alternative to account for an equity security that did not have a readily determinable fair value. The equity security was held at cost less any impairment. In connection with the initial public offering of the issuer of the equity security during the second quarter of 2025, the Company transitioned to measuring the investment at fair value using Level 1 inputs. This resulted in an observable transaction price below the Company’s carrying amount. Consequently, the Company recognized an impairment loss of $257 million during the second quarter of 2025 and the carrying value of the investment was written down to its fair value of $101 million as of June 30, 2025. The carrying amount of the equity security was $358 million, net of an impairment of $42 million, as of December 31, 2024.

Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Years ended December 31,
(In millions)	2025	2024	2023
Trading securities	$372	$(156)	$66
Mortgage loans	2,427	(237)	183
Investment funds	174	(59)	77
Future policy benefits	17	76	(14)
Other	29	28	(113)
Total gains (losses)	$3,019	$(348)	$199

Gains and losses on trading securities, mortgage loans, and other are recorded in investment related gains (losses) on the consolidated statements of operations. Gains and losses related to investment funds are recorded in net investment income on the consolidated statements of operations. Gains and losses related to investments of consolidated VIEs are recorded in revenues of consolidated VIEs on the consolidated statements of operations. The change in fair value of future policy benefits is recorded in future policy and other policy benefits on the consolidated statements of operations.

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	December 31, 2025	December 31, 2024
Unpaid principal balance	$96,269	$69,754
Mark to fair value	(725)	(2,639)
Fair value	$95,544	$67,115

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	December 31, 2025	December 31, 2024
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$992	$195
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(337)	(102)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$655	$93

Fair value of commercial mortgage loans 90 days or more past due	$274	$31
Fair value of commercial mortgage loans in non-accrual status	655	93

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents the residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	December 31, 2025	December 31, 2024
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$826	$898
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(85)	(51)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$741	$847

Fair value of residential mortgage loans 90 days or more past due[1]	$741	$847
Fair value of residential mortgage loans in non-accrual status	678	765

1 As of December 31, 2025 and December 31, 2024, includes $63 million and $82 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on Athene’s mortgage loan portfolio:

	Years ended December 31,
(In millions)	2025	2024	2023
Mortgage loans	$(61)	$(58)	$(53)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial mortgage loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the consolidated statements of financial condition:

	December 31, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$108	$108	$108	$—	$—	$—
Policy loans	301	301	—	—	301	—
Funds withheld at interest	17,822	17,822	—	—	—	17,822
Short-term investments	1,049	1,049	—	—	907	142
Other investments	57	67	—	—	—	67
Investments in related parties
Investment funds	831	831	831	—	—	—
Funds withheld at interest	4,571	4,571	—	—	—	4,571
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$24,757	$24,767	$939	$—	$1,226	$22,602

Financial liabilities
Interest sensitive contract liabilities	$257,022	$254,089	$—	$—	$—	$254,089
Debt	7,848	7,498	—	576	6,922	—
Securities to repurchase	6,043	6,043	—	—	6,043	—
Funds withheld liability	5,946	5,946	—	—	—	5,946
Total financial liabilities not carried at fair value	$276,859	$273,576	$—	$576	$12,965	$260,035

	December 31, 2024
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$107	$107	$107	$—	$—	$—
Policy loans	318	318	—	—	318	—
Funds withheld at interest	21,901	21,901	—	—	—	21,901
Short-term investments	192	192	—	—	—	192
Other investments	93	101	—	—	—	101
Investments in related parties
Investment funds	714	714	714	—	—	—
Funds withheld at interest	5,665	5,665	—	—	—	5,665
Short-term investments	743	743	—	—	743	—
Total financial assets not carried at fair value	$29,733	$29,741	$821	$—	$1,061	$27,859

Financial liabilities
Interest sensitive contract liabilities	$200,278	$192,025	$—	$—	$—	$192,025
Debt	6,309	5,844	—	581	5,263	—
Securities to repurchase	5,716	5,716	—	—	5,716	—
Funds withheld liability	4,331	4,331	—	—	—	4,331
Total financial liabilities not carried at fair value	$216,634	$207,916	$—	$581	$10,979	$196,356

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Interest sensitive contract liabilities – The carrying and fair value of interest sensitive contract liabilities above includes indexed and traditional fixed annuities without mortality or morbidity risks, funding agreements, guaranteed investment contracts and payout annuities without life contingencies. The embedded derivatives within indexed annuities without mortality or morbidity risks are excluded, as they are carried at fair value. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates, adding a spread to reflect nonperformance risk and subtracting a risk margin to reflect uncertainty inherent in the projected cash flows.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mortgage loans

Athene uses discounted cash flow models from independent commercial pricing services to calculate the fair value of its mortgage loan portfolio. The discount rate is a significant unobservable input. This approach uses market transaction information and client portfolio-oriented information, such as prepayments or defaults, to support the valuations. For mortgage loans that Athene has entered into an agreement to sell at a specified price, the fair value is based on the estimated proceeds of the sale.

Interest sensitive contract liabilities – embedded derivative

Significant unobservable inputs used in the indexed annuities embedded derivative of the interest sensitive contract liabilities valuation include:

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Mortgage loans

Athene estimates fair value monthly using discounted cash flow analysis and rates being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. The discounted cash flow model uses unobservable inputs, including estimates of discount rates and loan prepayments. For mortgage loans that Athene has entered into an agreement to sell at a specified price, the fair value is based on the agreed upon price. Mortgage loans are classified as Level 3.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Interest sensitive contract liabilities embedded derivatives

Embedded derivatives related to interest sensitive contract liabilities with indexed annuity products are classified as Level 3. The valuations include significant unobservable inputs associated with economic assumptions and actuarial assumptions for policyholder behavior.

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

8. Reinsurance

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of operations:

	Years ended December 31,
(In millions)	2025	2024	2023
Premiums
Direct	$1,054	$1,089	$10,525
Reinsurance assumed	1,661	313	2,313
Reinsurance ceded	(87)	(84)	(89)
Total premiums	$2,628	$1,318	$12,749
Future policy and other policy benefits
Direct	$2,985	$2,779	$12,321
Reinsurance assumed	1,722	550	2,389
Reinsurance ceded	(274)	(275)	(276)
Total future policy and other policy benefits	$4,433	$3,054	$14,434

Reinsurance typically provides for recapture rights on the part of the ceding company for certain events of default. Additionally, some agreements require placement of assets in trust accounts for the benefit of the ceding entity. The required minimum assets are equal to or greater than statutory reserves, as defined by the agreement, and were $33.2 billion and $26.1 billion as of December 31, 2025 and 2024, respectively. Although Athene owns assets placed in trust, their use is restricted based on the trust agreement terms. If the statutory book value of the assets, or in certain cases fair value, in a trust declines because of impairments or other reasons, Athene may be required to contribute additional assets to the trust. In addition, the assets within a trust may be subject to a pledge in favor of the applicable reinsurance company.

Reinsurance Transactions

Athene entered into coinsurance agreements to assume blocks of whole life policies during the fourth quarters of 2025 and 2023. There were no block reinsurance transactions during the year ended December 31, 2024. The following summarizes the block reinsurance agreements at inception:

	Years ended December 31,
(In millions)	2025	2023
Liabilities assumed	$1,057	$1,975
Less: Assets received	1,340	2,158
Deferred profit liability[1]	$(283)	$(183)

[1] Included within future policy benefits on the consolidated statements of financial condition.

In conjunction with the assumed blocks of whole life policies, Athene entered into agreements to retrocede the mortality risk related to these blocks of business on yearly renewable term bases.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Catalina

Athene has reinsurance agreements with certain affiliates of Catalina. See note 18 for further information on these reinsurance agreements.

Global Atlantic

Athene has a coinsurance and assumption agreement with Global Atlantic. The agreement ceded all existing open block life insurance business issued by AAIA, with the exception of enhanced guarantee universal life insurance products, to Global Atlantic. Athene also entered into a coinsurance agreement with Global Atlantic to cede all policy liabilities of the ILICO Closed Block. The ILICO Closed Block consists primarily of participating whole life insurance policies. Athene also has an excess of loss arrangement with Global Atlantic requiring Athene to be reimbursed for any payments required from Athene’s general assets to meet the contractual obligations of the AmerUs Closed Block not covered by existing reinsurance through Athene Re USA IV. The AmerUs Closed Block consists primarily of participating whole life insurance policies. Since all liabilities were covered by the existing reinsurance at close, no reinsurance premiums were ceded. The assets backing the AmerUs Closed Block are managed, on AAIA’s behalf, by Goldman Sachs Asset Management.

As of December 31, 2025 and 2024, Global Atlantic maintained a series of trust and custody accounts under the terms of these agreements with assets equal to or greater than a required aggregate statutory balance of $2.5 billion and $2.5 billion, respectively.

Protective Life Insurance Company (“Protective”)

Athene reinsured certain of its life and health business to Protective under a coinsurance agreement. As of December 31, 2025 and 2024, Protective maintained a trust for Athene’s benefit with assets having a fair value of $1.1 billion and $1.1 billion, respectively.

Reinsurance Recoverables

The following summarizes reinsurance recoverable balances:

(In millions)	December 31, 2025	December 31, 2024
Catalina	$6,336	$4,309
Global Atlantic	2,330	2,328
Protective	1,506	1,435
Other[1]	110	122
Reinsurance recoverable	$10,282	$8,194

[1] Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of the total recoverable.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 11 for more information on Athene’s products.

	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-Type and Other	Indexed Annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	701	863	3	3	634	—	2,204
Amortization	(115)	(101)	(4)	(1)	(63)	(404)	(688)
Other	—	—	—	—	—	(3)	(3)
Balance at December 31, 2023	890	1,517	10	11	970	2,581	5,979
Additions	519	945	42	1	630	—	2,137
Amortization	(249)	(184)	(12)	(1)	(124)	(371)	(941)
Other	(2)	—	—	—	—	—	(2)
Balance at December 31, 2024	1,158	2,278	40	11	1,476	2,210	7,173
Additions	678	1,132	51	15	827	—	2,703
Amortization	(365)	(275)	(25)	(1)	(192)	(384)	(1,242)
Balance at December 31, 2025	$1,471	$3,135	$66	$25	$2,111	$1,826	$8,634
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

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2026	$264
2027	228
2028	193
2029	163
2030	139

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Goodwill

The following table presents goodwill by segment:

(In millions)	December 31, 2025	December 31, 2024
Asset Management	$1,816	$232
Retirement Services[1]	4,072	4,063
Principal Investing	32	32
Total Goodwill	$5,920	$4,327

[1] Includes the impacts of foreign currency translation.

In connection with the Bridge acquisition, the Company recorded goodwill of $1.6 billion, which is included within the Asset Management segment. See note 3 for further disclosure regarding the goodwill recorded as a result of the business combination.

11. Long-duration Contracts

Interest sensitive contract liabilities – Interest sensitive contract liabilities primarily include:
▪traditional deferred annuities;
▪indexed annuities consisting of fixed indexed, index-linked variable annuities, and assumed indexed universal life without significant mortality risk;
▪funding agreements; and
▪other investment-type contracts comprising of immediate annuities without significant mortality risk (which includes pension group annuities and structured settlements without life contingencies), guaranteed investment contracts, and assumed endowments without significant mortality risks.

The following represents a rollforward of the policyholder account balance by product within interest sensitive contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Year ended December 31, 2025
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	28,796	18,407	33,700	1,069	81,972
Policy charges	(2)	(795)	—	—	(797)
Surrenders and withdrawals	(9,364)	(11,701)	—	(238)	(21,303)
Benefit payments	(1,386)	(1,551)	(7,193)	(193)	(10,323)
Interest credited	4,513	3,093	3,210	230	11,046
Foreign exchange	(17)	3	864	15	865
Other	—	—	206	(92)	114
Balance at December 31, 2025	$109,201	$105,317	$85,555	$8,821	$308,894

Weighted average crediting rate	4.7%	2.7%	4.6%	2.8%
Net amount at risk	$422	$17,371	$—	$23
Cash surrender value	103,155	97,760	—	6,716

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2024
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889
Deposits	25,459	16,230	29,249	1,088	72,026
Policy charges	(2)	(709)	—	—	(711)
Surrenders and withdrawals	(5,389)	(12,744)	—	(84)	(18,217)
Benefit payments	(1,108)	(1,580)	(8,304)	(212)	(11,204)
Interest credited	3,256	3,524	1,707	205	8,692
Foreign exchange	(318)	(7)	(414)	(498)	(1,237)
Other	—	—	180	(98)	82
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320

Weighted average crediting rate	4.3%	2.7%	4.4%	2.7%
Net amount at risk	$425	$15,441	$—	$51
Cash surrender value	81,243	89,511	—	6,784

	Year ended December 31, 2023
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	30,175	12,639	6,893	4,597	54,304
Policy charges	(2)	(651)	—	—	(653)
Surrenders and withdrawals	(9,929)	(11,253)	(110)	(40)	(21,332)
Benefit payments	(984)	(1,609)	(3,273)	(275)	(6,141)
Interest credited	1,858	1,279	883	155	4,175
Foreign exchange	52	1	260	(95)	218
Other[1]	75	81	258	(1,435)	(1,021)
Balance at December 31, 2023	$64,763	$93,147	$32,350	$7,629	$197,889

Weighted average crediting rate	4.0%	2.4%	3.4%	2.7%
Net amount at risk	$425	$14,716	$—	$103
Cash surrender value	61,345	85,381	—	6,375

[1]Other includes a $1,371 million reduction of reserves related to the VIAC recapture agreement. See note 18 for further information.

The following is a reconciliation of interest sensitive contract liabilities to the consolidated statements of financial condition:

	December 31,
(In millions)	2025	2024	2023
Traditional deferred annuities	$109,201	$86,661	$64,763
Indexed annuities	105,317	97,861	93,147
Funding agreements	85,555	54,768	32,350
Other investment-type	8,821	8,030	7,629
Reconciling items[1]	6,995	6,317	6,781
Interest sensitive contract liabilities	$315,889	$253,637	$204,670

[1] Reconciling items primarily include embedded derivatives in indexed annuities, unaccreted host contract adjustments on indexed annuities, negative VOBA, sales inducement liabilities, and wholly ceded universal life insurance contracts.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following represents policyholder account balances by range of guaranteed minimum crediting rates (“GMCR”), as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums. Athene’s funding agreements and other investment-type products provide Athene with little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution and, as a result, those policyholder account balances are excluded from the following tables.

	December 31, 2025
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$4,993	$1,855	$87,483	$94,331
2.0% – < 4.0%	5,652	571	4,057	10,280
4.0% – < 6.0%	4,585	1	1	4,587
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$15,233	$2,427	$91,541	$109,201

Indexed annuities
< 2.0%	$1,450	$1,063	$3,540	$6,053
2.0% – < 4.0%	3,702	84	—	3,786
Total indexed annuities with GMCR	5,152	1,147	3,540	9,839
Other[1]				95,478
Total indexed annuities				$105,317

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

	December 31, 2024
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$4,502	$1,766	$68,104	$74,372
2.0% – < 4.0%	6,667	417	1,744	8,828
4.0% – < 6.0%	3,449	8	1	3,458
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,621	$2,191	$69,849	$86,661

Indexed annuities
< 2.0%	$1,782	$1,258	$3,082	$6,122
2.0% – < 4.0%	4,411	79	158	4,648
Total indexed annuities with GMCR	6,193	1,337	3,240	10,770
Other[1]				87,091
Total indexed annuities				$97,861

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.
Note: The amounts presented in this table have been revised to conform with the current year presentation to provide certain product-level detail and account value allocated to an indexed strategy or other amounts without a GMCR.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$3,755	$3,483	$44,941	$52,179
2.0% – < 4.0%	7,753	463	879	9,095
4.0% – < 6.0%	3,477	9	1	3,487
6.0% and greater	2	—	—	2
Total traditional deferred annuities	$14,987	$3,955	$45,821	$64,763

Indexed annuities
< 2.0%	$2,456	$1,615	$2,718	$6,789
2.0% – < 4.0%	5,388	20	—	5,408
Total indexed annuities with GMCR	7,844	1,635	2,718	12,197
Other[1]				80,950
Total indexed annuities				$93,147

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.
Note: The amounts presented in this table have been revised to conform with the current year presentation to provide certain product-level detail and account value allocated to an indexed strategy or other amounts without a GMCR.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities and structured settlements with life contingencies), and whole life insurance contracts.

The following is a rollforward by product within future policy benefits:

	Year ended December 31, 2025
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$880	$880
Effect of changes in discount rate assumptions	—	(30)	(30)
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Beginning balance at original discount rate	—	852	852
Effect of changes in cash flow assumptions	—	54	54
Effect of actual to expected experience	—	(13)	(13)
Adjusted balance	—	893	893
Issuances	—	647	647
Interest accrual	—	26	26
Net premium collected	—	(207)	(207)
Foreign exchange	—	9	9
Other	—	10	10
Ending balance at original discount rate	—	1,378	1,378
Effect of changes in discount rate assumptions	—	25	25
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$1,402	$1,402
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$42,261	$2,711	$44,972
Effect of changes in discount rate assumptions	7,378	206	7,584
Effect of foreign exchange on the change in discount rate assumptions	(5)	(1)	(6)
Beginning balance at original discount rate	49,634	2,916	52,550
Effect of changes in cash flow assumptions	(53)	184	131
Effect of actual to expected experience	(88)	(45)	(133)
Adjusted balance	49,493	3,055	52,548
Issuances	1,150	1,759	2,909
Interest accrual	1,734	90	1,824
Benefit payments	(4,417)	(138)	(4,555)
Foreign exchange	60	7	67
Other	—	11	11
Ending balance at original discount rate	48,020	4,784	52,804
Effect of changes in discount rate assumptions	(5,941)	(1,036)	(6,977)
Effect of foreign exchange on the change in discount rate assumptions	(21)	47	26
Ending balance, present value of expected future policy benefits	42,058	3,795	45,853
Less: Present value of expected net premiums	—	1,402	1,402
Net future policy benefits	$42,058	$2,393	$44,451

Weighted-average liability duration (in years)	9.2	20.7
Weighted-average interest accretion rate	3.7%	5.2%
Weighted-average current discount rate	5.3%	6.4%
Expected future gross premiums, undiscounted	$—	$1,963
Expected future gross premiums, discounted[1]	—	1,577
Expected future benefit payments, undiscounted	70,176	12,229

[1] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2024
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$1,182	$1,182
Effect of changes in discount rate assumptions	—	(45)	(45)
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Beginning balance at original discount rate	—	1,135	1,135
Effect of actual to expected experience	—	(4)	(4)
Adjusted balance	—	1,131	1,131
Interest accrual	—	22	22
Net premium collected	—	(190)	(190)
Foreign exchange	—	(111)	(111)
Ending balance at original discount rate	—	852	852
Effect of changes in discount rate assumptions	—	30	30
Effect of foreign exchange on the change in discount rate assumptions	—	(2)	(2)
Ending balance, present value of expected net premiums	$—	$880	$880
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$45,001	$3,371	$48,372
Effect of changes in discount rate assumptions	6,233	(89)	6,144
Effect of foreign exchange on the change in discount rate assumptions	1	(6)	(5)
Beginning balance at original discount rate	51,235	3,276	54,511
Effect of changes in cash flow assumptions	(104)	—	(104)
Effect of actual to expected experience	78	(4)	74
Adjusted balance	51,209	3,272	54,481
Issuances	1,115	—	1,115
Interest accrual	1,802	69	1,871
Benefit payments	(4,476)	(85)	(4,561)
Foreign exchange	(16)	(340)	(356)
Ending balance at original discount rate	49,634	2,916	52,550
Effect of changes in discount rate assumptions	(7,378)	(206)	(7,584)
Effect of foreign exchange on the change in discount rate assumptions	5	1	6
Ending balance, present value of expected future policy benefits	42,261	2,711	44,972
Less: Present value of expected net premiums	—	880	880
Net future policy benefits	$42,261	$1,831	$44,092

Weighted-average liability duration (in years)	9.4	30.7
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.6%	4.8%
Expected future gross premiums, undiscounted	$—	$1,107
Expected future gross premiums, discounted[1]	—	929
Expected future benefit payments, undiscounted	72,793	10,618

[1] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2023
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$—	$—
Issuances	—	3,091	3,091
Interest accrual	—	6	6
Net premium collected	—	(2,027)	(2,027)
Foreign exchange	—	65	65
Ending balance at original discount rate	—	1,135	1,135
Effect of changes in discount rate assumptions	—	45	45
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Ending balance, present value of expected net premiums	$—	$1,182	$1,182
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$36,422	$—	$36,422
Effect of changes in discount rate assumptions	8,425	—	8,425
Effect of foreign exchange on the change in discount rate assumptions	(13)	—	(13)
Beginning balance at original discount rate	44,834	—	44,834
Effect of changes in cash flow assumptions	(297)	—	(297)
Effect of actual to expected experience	(67)	—	(67)
Adjusted balance	44,470	—	44,470
Issuances	10,427	3,091	13,518
Interest accrual	1,646	18	1,664
Benefit payments	(3,834)	(18)	(3,852)
Foreign exchange	35	185	220
Other[1]	(1,509)	—	(1,509)
Ending balance at original discount rate	51,235	3,276	54,511
Effect of changes in discount rate assumptions	(6,233)	89	(6,144)
Effect of foreign exchange on the change in discount rate assumptions	(1)	6	5
Ending balance, present value of expected future policy benefits	45,001	3,371	48,372
Less: Present value of expected net premiums	—	1,182	1,182
Net future policy benefits	$45,001	$2,189	$47,190

Weighted-average liability duration (in years)	9.5	33.5
Weighted-average interest accretion rate	3.6%	4.8%
Weighted-average current discount rate	5.1%	4.1%
Expected future gross premiums, undiscounted	$—	$1,497
Expected future gross premiums, discounted[2]	—	1,239
Expected future benefit payments, undiscounted	75,261	11,344

[1] Other includes a $1,509 million reduction of reserves related to the VIAC recapture agreement. See note 18 for further information.
[2] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of future policy benefits to the consolidated statements of financial condition:

	December 31,
(In millions)	2025	2024	2023
Payout annuities with life contingencies	$42,058	$42,261	$45,001
Whole life	2,393	1,831	2,189
Reconciling items[1]	5,813	5,810	6,097
Future policy benefits	$50,264	$49,902	$53,287

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the consolidated statements of operations:

	Premiums
	Years ended December 31,
(In millions)	2025	2024	2023
Payout annuities with life contingencies	$1,047	$1,085	$10,504
Whole life	1,559	204	2,214
Reconciling items[1]	22	29	31
Total premiums	$2,628	$1,318	$12,749

	Interest Expense
	Years ended December 31,
(In millions)	2025	2024	2023
Payout annuities with life contingencies	$1,735	$1,802	$1,646
Whole life	64	47	12
Total interest expense	$1,799	$1,849	$1,658

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

During the year ended December 31, 2025, the present value of expected future policy benefits increased by $881 million, which was driven by $2,909 million of issuances, $1,824 million of interest accrual, a $612 million change in discount rate assumptions related to a decrease in market observable rates and a $67 million change in foreign exchange, partially offset by $4,555 million of benefit payments.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2023, the present value of expected future policy benefits increased by $11,950 million, which was driven by $13,518 million of issuances, primarily pension group annuities, a $2,236 million change in discount rate assumptions related to a decrease in rates, and $1,664 million of interest accrual, partially offset by $3,852 million of benefit payments, a $1,509 million reduction in reserve related to recapture, and $297 million related to the effect of changes in cash flow assumptions.

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the consolidated statements of operations:

	Years ended December 31,
(In millions)	2025	2024	2023
Reserves	$43	$25	$364
Deferred profit liability	(54)	(48)	(246)
Negative VOBA	35	39	(65)
Total remeasurement gains (losses)	$24	$16	$53

During the years ended December 31, 2025, 2024 and 2023, Athene recorded reserve increases of $73 million, $15 million and $136 million, respectively, on the consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Year ended December 31, 2025
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	429	429
Interest accrual	9	182	191
Attributed fees collected	2	394	396
Benefit payments	(4)	(66)	(70)
Effect of changes in interest rates	5	2	7
Effect of changes in equity	—	(112)	(112)
Effect of actual policyholder behavior compared to expected behavior	3	109	112
Effect of changes in future expected policyholder behavior	(5)	(38)	(43)
Effect of changes in other future expected assumptions	3	(15)	(12)
Balance, end of period, before changes in instrument-specific credit risk	200	4,256	4,456
Effect of changes in instrument-specific credit risk	5	255	260
Balance at December 31, 2025	205	4,511	4,716
Less: Reinsurance recoverable	—	73	73
Balance at December 31, 2025, net of reinsurance	$205	$4,438	$4,643

Net amount at risk	$422	$17,371
Weighted-average attained age of contract holders (in years)	76	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2024
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2023	$192	$3,181	$3,373
Effect of changes in instrument-specific credit risk	2	(10)	(8)
Balance, beginning of period, before changes in instrument-specific credit risk	194	3,171	3,365
Issuances	—	295	295
Interest accrual	10	191	201
Attributed fees collected	2	358	360
Benefit payments	(4)	(52)	(56)
Effect of changes in interest rates	(18)	(640)	(658)
Effect of changes in equity	—	(94)	(94)
Effect of actual policyholder behavior compared to expected behavior	6	73	79
Effect of changes in future expected policyholder behavior	(3)	88	85
Effect of changes in other future expected assumptions	—	(19)	(19)
Balance, end of period, before changes in instrument-specific credit risk	187	3,371	3,558
Effect of changes in instrument-specific credit risk	3	154	157
Balance at December 31, 2024	190	3,525	3,715
Less: Reinsurance recoverable	—	37	37
Balance at December 31, 2024, net of reinsurance	$190	$3,488	$3,678

Net amount at risk	$425	$15,441
Weighted-average attained age of contract holders (in years)	76	69

	Year ended December 31, 2023
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument-specific credit risk	183	2,672	2,855
Issuances	—	106	106
Interest accrual	10	147	157
Attributed fees collected	2	336	338
Benefit payments	(2)	(32)	(34)
Effect of changes in interest rates	(1)	(90)	(91)
Effect of changes in equity	—	(119)	(119)
Effect of actual policyholder behavior compared to expected behavior	5	67	72
Effect of changes in future expected policyholder behavior	(3)	78	75
Effect of changes in other future expected assumptions	—	6	6
Balance, end of period, before changes in instrument-specific credit risk	194	3,171	3,365
Effect of changes in instrument-specific credit risk	(2)	10	8
Balance at December 31, 2023	$192	$3,181	$3,373

Net amount at risk	$425	$14,716
Weighted-average attained age of contract holders (in years)	75	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of market risk benefits to the consolidated statements of financial condition. Market risk benefit assets are included in other assets on the consolidated statements of financial condition.

	December 31, 2025
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$205	$205
Indexed annuities	214	4,725	4,511
Total	$214	$4,930	$4,716

	December 31, 2024
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$190	$190
Indexed annuities	313	3,838	3,525
Total	$313	$4,028	$3,715

	December 31, 2023
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$192	$192
Indexed annuities	378	3,559	3,181
Total	$378	$3,751	$3,373

During the year ended December 31, 2025, net market risk benefit liabilities increased by $1,001 million, which was primarily driven by $429 million of issuances, $396 million in fees collected from policyholders, $191 million of interest accrual, and a $103 million change in instrument-specific credit risk related to tightening of credit spreads, partially offset by a decrease of $112 million related to equity market performance, $70 million of benefit payments and a decrease of $43 million related to the effect of changes in future expected policyholder behavior.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following summarizes the unobservable inputs for market risk benefits:

	December 31, 2025
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$4,716	Discounted cash flow	Nonperformance risk	0.4%	1.0%	0.9%	[1]	Decrease
			Option budget	0.5%	5.9%	2.6%	[2]	Decrease
			Surrender rate	3.8%	7.9%	5.2%	[2]	Decrease
			Utilization rate	28.6%	95.0%	86.3%	[3]	Increase

	December 31, 2024
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$3,715	Discounted cash flow	Nonperformance risk	0.4%	1.1%	1.0%	[1]	Decrease
			Option budget	0.5%	6.0%	2.3%	[2]	Decrease
			Surrender rate	3.3%	7.2%	4.6%	[2]	Decrease
			Utilization rate	28.6%	95.0%	84.9%	[3]	Increase

	December 31, 2023
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$3,373	Discounted cash flow	Nonperformance risk	0.4%	1.4%	1.2%	[1]	Decrease
			Option budget	0.5%	6.0%	1.9%	[2]	Decrease
			Surrender rate	3.2%	6.4%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.6%	[3]	Increase

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Profit Sharing Payable

Profit sharing payable, and those of consolidated VIEs, are recorded within accounts payable, accrued expenses, and other liabilities, and accounts payable, accrued expenses, and other liabilities of consolidated VIEs, respectively, in the consolidated statements of financial condition. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2024	$1,669
Profit sharing expense	783
Payments/other	(564)
Profit sharing payable, December 31, 2024	1,888
Profit sharing expense	799
Payments/other[1]	(652)
Profit sharing payable, December 31, 2025	$2,035

[1] Other includes profit sharing payable related to the Bridge acquisition during the third quarter of 2025.

Profit sharing expense includes (1) changes in amounts due to current and former employees entitled to a share of performance revenues in funds managed by Apollo and (2) changes to the fair value of the contingent consideration obligations recognized in connection with certain of the Company’s acquisitions. Profit sharing payable excludes the potential return of profit-sharing distributions that would be due if certain funds were liquidated, which is recorded in due from related parties in the consolidated statements of financial condition.

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

13. Income Taxes

The Company’s income tax (provision) benefit totaled $(1,276) million, $(1,062) million and $923 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s effective income tax rate was approximately 19.1%, 14.3% and (16.5)% for the years ended December 31, 2025, 2024 and 2023, respectively.

The provision (benefit) for income taxes is presented in the following table:

	Years ended December 31,
(In millions)	2025	2024	2023
Current
Federal income tax[1]	$474	$1,083	$809
Foreign income tax[2]	86	23	104
State and local income tax	73	55	64
	$633	$1,161	$977
Deferred
Federal income tax[1]	349	(77)	331
Foreign income tax[2]	274	(30)	(2,239)
State and local income tax	20	8	8
	643	(99)	(1,900)
Total Income Tax Provision (Benefit)	$1,276	$1,062	$(923)

[1] For the years ended December 31, 2025, 2024 and 2023, income tax provision (benefit) includes proportional amortization of $513 million, $56 million and $49 million, respectively; tax credits of $(743) million, $(367) million and $(186) million, respectively; and transaction costs relating to low-income housing and transferable energy tax credits of $225 million, $248 million and $103 million, respectively.

[2] The foreign income tax provision (benefit) was calculated on $7,656 million, $2,393 million and $2,600 million of pre-tax income (loss) generated in foreign jurisdictions for the years ended December 31, 2025, 2024 and 2023, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 4, 2025, the U.S. government enacted H.R. 1, which includes several tax-related provisions. The Company has evaluated the enacted legislation and concluded that it does not have a material impact on our consolidated financial statements.

In addition, the U.S. Department of the Treasury and the Internal Revenue Service have issued, and may continue to issue, regulatory guidance under the current administration related to previously enacted tax legislation, including interpretive guidance and notices related to CAMT. The Company has evaluated such guidance as issued to date and, based on its interpretations and assumptions, has reflected the impact of applicable guidance in its income tax provision. The guidance issued to date is not expected to have a material impact on the Company’s effective tax rate or consolidated financial statements. The Company will continue to monitor future guidance and rulemaking and will record any resulting impacts in the period such guidance is issued or becomes effective, as applicable.

The U.K. enacted legislation in July 2023 implementing certain provisions of the Organisation for Economic Cooperation and Development’s “Pillar Two” global minimum tax initiative that applies to multinational enterprises for accounting periods beginning on or after December 31, 2023. On February 22, 2024, the U.K. enacted certain amendments to its Pillar Two legislation which similarly took effect for accounting periods beginning on or after December 31, 2024. The Company continues to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries, as such legislative changes could result in changes to our effective tax rate. The Company evaluated the enacted legislation and concluded there was no material impact to our consolidated financial statements for the year ended December 31, 2025.

On December 27, 2023, the Government of Bermuda enacted the Bermuda CIT in response to the OECD’s Pillar Two initiative. Commencing on January 1, 2025, the Bermuda CIT generally imposed a 15% corporate income tax on in-scope entities that are resident in Bermuda or have a Bermuda permanent establishment, without regard to any assurances that were given pursuant to the Exempted Undertakings Tax Protection Act 1966. In connection with the enactment of the Bermuda CIT, the Company made interim elections to align the membership of the Company’s Bermuda CIT tax group with the membership of the Company’s Pillar Two Bermuda tax group, and recorded a deferred tax asset of $2.0 billion as of December 31, 2024 for entry into the Bermuda CIT regime. As of December 31, 2025, the Company had $1.7 billion of net Bermuda deferred tax assets and concluded that it was more likely than not that sufficient future taxable income would be generated to realize these deferred tax assets.

On January 5, 2026, the OECD issued guidance exempting U.S.-parented groups from the IIR or UTPR taxes under the Pillar Two regime. The U.K. government has publicly announced its intention to enact this guidance into law. While the precise timing of such enactment is subject to the U.K. government’s legislative process, once enacted, the Company expects that Athene and ACRA Bermuda entities would be exempt from the IIR and UTPR taxes in the U.K. In light of these developments, and the Company’s expectation that maintaining alignment between the Bermuda CIT and Pillar Two tax groups would no longer be beneficial, in January 2026, the Company revoked ACRA’s election to be subject to the Bermuda CIT.

Although the Company believes such an outcome would be unlikely, if the U.K. government does not enact the announced legislation, or subsequently amends its legislation in a manner that does not conform to the OECD guidance, the Company expects to re-elect ACRA into the Bermuda CIT regime at that time and utilize the Bermuda deferred tax assets to offset any resulting Bermuda CIT or Pillar Two cash tax obligations.

As a result of the foregoing, in the first quarter of 2026, the Company will record a full valuation allowance against its Bermuda deferred tax assets, as the Company no longer expects Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized. This will result in a reduction to other assets and a corresponding increase to the income tax provision equal to the net amount of the Bermuda deferred tax assets of $1.7 billion.

The primary jurisdictions in which the Company operates and incurs income taxes are the U.S., the U.K. and Bermuda. The Company has accumulated undistributed earnings generated by certain foreign subsidiaries, which are intended to be indefinitely reinvested. As such, no deferred taxes have been recorded related to the accumulated undistributed earnings. The Company determined that estimating the unrecognized tax liability is not practicable.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Beginning in 2025 annual reporting, the Company adopted ASU 2023-09 prospectively. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate for the year ended December 31, 2025 is as follows:

	Year ended December 31,
	2025
(In millions, except percentages)	Amount	Percentage
U.S. federal statutory tax rate	$1,401	21.0%
State and local income taxes, net of federal income tax effect[1]	78	1.2
State and local income taxes, net of federal income tax effect	10	0.2
Change in valuation allowance	68	1.0
Foreign tax effects	(1,272)	(19.1)
Bermuda
Statutory tax rate difference between Bermuda and U.S.	(441)	(6.6)
Income passed through to non-controlling interests	(105)	(1.6)
Anticipatory foreign tax credit	(99)	(1.5)
Bermuda foreign tax credit	(664)	(10.0)
Other foreign jurisdictions	37	0.6
Effect of cross-border tax laws	1,062	15.9
Subpart F income	415	6.2
U.S. tax on foreign insurance 953(d) income	730	11.0
Other	(83)	(1.3)
Tax credits	(25)	(0.4)
Changes in valuation allowances	77	1.2
Nontaxable or nondeductible items	(58)	(0.9)
Impact of equity-based compensation	(70)	(1.1)
Nondeductible executive compensation	58	0.9
Insurance company owned life insurance	(32)	(0.5)
Other nontaxable or nondeductible items	(14)	(0.2)
Changes in unrecognized tax benefits	8	0.1
Other adjustments	5	0.1
Investment tax credits accounted for under the proportional amortization method	(40)	(0.6)
Purchase of transferable credits	(35)	(0.5)
Other	80	1.2
Effective tax rate	$1,276	19.1%

[1] State and local income taxes in California, Illinois, Iowa, New York State and New York City made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Years ended December 31,
(In percentages)	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
Income passed through to non-controlling interests	(3.5)	(4.6)
State and local income taxes (net of federal benefit)	0.5	1.2
Impact of foreign taxes (net of foreign tax credit)	(2.6)	(31.0)
Impact of equity-based compensation	(1.0)	1.0
Impact of valuation allowance	0.6	(1.3)
Tax Credits	(0.5)	(0.6)
Redomicile	0.1	(1.2)
Other	(0.3)	(1.0)
Effective income tax rate	14.3%	(16.5)%

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision (benefit) is presented in the following table:

	Years ended December 31,
(In millions)	2025	2024	2023
Income tax provision (benefit)	$1,276	$1,062	$(923)
Income tax provision (benefit) from other comprehensive income (loss)	835	21	513
Total income tax provision (benefit)	$2,111	$1,083	$(410)

The Company’s cash paid for taxes for the year ended December 31, 2025 included in the consolidated statements of cash flows consists of the following:

Year ended December 31,
(In millions)	2025
Federal	$458
State and local	76
Foreign	56
Cash paid for taxes	$590
State and local
New York State and City	$59
Other State	17
Total State & local	$76
Foreign
U.K.	$36
Other foreign	20
Total Foreign	$56

Deferred income taxes are recorded due to temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s deferred tax assets and liabilities in the consolidated statements of financial condition consist of the following:

	December 31,
(In millions)	2025	2024
Asset Management
Deferred Tax Assets
Depreciation and amortization	$254	$303
Tax credit carryforwards	14	167
Deferred revenue	7	9
Equity-based compensation	274	166
Net operating loss carryforwards	40	23
Other	40	47
Total Deferred Tax Assets	629	715
Valuation Allowance	(54)	(27)
Deferred Tax Assets, Net of Valuation Allowance	575	688
Deferred Tax Liabilities
Basis difference in investments	317	252
Other	5	—
Total Deferred Tax Liabilities	322	252
Total Deferred Tax Assets, Net – Asset Management	$253	$436
Retirement Services
Deferred Tax Assets
Insurance liabilities	$3,117	$2,383
Net operating loss and tax credit carryforwards	382	206
Investments, including derivatives	749	2,331
Employee benefits	9	10
Bermuda tax	1,714	1,959
Investment in foreign subsidiaries	480	552
Other	19	—
Total Deferred Tax Assets	6,470	7,441
Valuation Allowance	(197)	(48)
Deferred Tax Assets, Net of Valuation Allowance	6,273	7,393
Deferred Tax Liabilities
Intangible assets	338	362
DAC, DSI and VOBA	1,322	1,120
Other	—	10
Total Deferred Tax Liabilities	1,660	1,492
Total Deferred Tax Assets, Net – Retirement Services	$4,613	$5,901

The net operating loss and tax credit carryforwards consist of the following:

	December 31, 2025
	Amount (in millions)	Expiration Year[1]
U.S. Federal net operating losses	$711	2026
U.S. foreign tax credit	49	2033
U.S. general business credits	66	2045
U.S. corporate alternative minimum tax credits	4	No expiration
U.S. State net operating losses	284	2031
U.K. net operating losses	286	No expiration
Bermuda net operating losses	5,936	No expiration

[1] Represents the year that operating losses and credits begin to expire.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The valuation allowance consists of the following:

	December 31,
(In millions)	2025	2024
U.S. federal and state net operating losses and other deferred tax assets	$180	$30
U.K. net operating losses and other deferred tax assets	71	45
Total Valuation Allowance	$251	$75

Tax Contingencies

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of December 31, 2025, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2022 through 2024 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2023. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2014 to 2023. The U.K. tax authorities are currently examining certain subsidiaries’ tax returns for tax years 2015 to 2022.

There are other routine examinations ongoing in other state, local, and foreign jurisdictions in which the Company operates. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed below.

The following table presents a roll-forward of the beginning and ending aggregate unrecognized tax benefits for the periods presented:

	Years ended December 31,
(In millions)	2025	2024	2023
Balance at beginning of period	$10	$19	$15
Increases based on tax positions taken in the prior years	5	8	4
Decreases due to settlements with tax authorities	(7)	(17)	—
Balance at end of period	$8	$10	$19
The Company has unrecognized tax benefits of $10 million, $11 million and $23 million as of December 31, 2025, 2024 and 2023, respectively, which, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to the unrecognized tax benefits in its provision for income taxes. The amount of interest accrued as of December 31, 2025, 2024 and 2023 were $2 million, $4 million and $10 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Debt

The Company’s debt consisted of the following:

		December 31, 2025			December 31, 2024
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
4.40% 2026 Senior Notes[1,2]	May 27, 2026	$500	$500	[3]	$499	$496	[3]
4.87% 2029 Senior Notes[1,2]	February 15, 2029	675	686	[3]	675	670	[3]
2.65% 2030 Senior Notes[1,2]	June 5, 2030	497	464	[3]	497	439	[3]
4.60% 2031 Senior Notes[1,2]	January 15, 2031	396	402	[3]	—	—	[3]
6.38% 2033 Senior Notes[1,2]	November 15, 2033	493	550	[3]	492	542	[3]
5.15% 2035 Senior Notes[1,2]	August 12, 2035	839	853	[3]	—	—	[3]
5.00% 2048 Senior Notes[1,2]	March 15, 2048	297	273	[3]	297	271	[3]
5.80% 2054 Senior Notes[1,2]	May 21, 2054	741	738	[3]	741	753	[3]
7.63% 2053 Subordinated Notes[1,2]	September 15, 2053	585	628	[4]	584	642	[4]
6.00% 2054 Subordinated Notes[1,2]	December 15, 2054	493	496	[3]	494	494	[3]
		5,516	5,590		4,279	4,307
Retirement Services
4.13% 2028 AHL Senior Notes[1]	January 12, 2028	1,034	999	[3]	1,050	976	[3]
6.15% 2030 AHL Senior Notes[1]	April 3, 2030	565	531	[3]	579	519	[3]
3.50% 2031 AHL Senior Notes[1]	January 15, 2031	517	473	[3]	520	452	[3]
6.65% 2033 AHL Senior Notes[1]	February 1, 2033	396	434	[3]	395	425	[3]
5.88% 2034 AHL Senior Notes[1]	January 15, 2034	585	623	[3]	584	608	[3]
3.95% 2051 AHL Senior Notes[1]	May 25, 2051	543	351	[3]	544	360	[3]
3.45% 2052 AHL Senior Notes[1]	May 15, 2052	504	317	[3]	504	322	[3]
6.25% 2054 AHL Senior Notes[1]	April 1, 2054	983	975	[3]	983	1,003	[3]
6.63% 2055 AHL Senior Notes[1]	May 19, 2055	979	1,019	[3]	—	—
6.63% 2054 AHL Subordinated Notes[1]	October 15, 2054	592	600	[3]	592	598	[3]
6.88% 2055 AHL Subordinated Notes[1]	June 28, 2055	592	600	[3]	—	—
7.25% 2064 AHL Subordinated Notes[1]	March 30, 2064	558	576	[4]	558	581	[4]
		7,848	7,498		6,309	5,844
Total Debt		$13,364	$13,088		$10,588	$10,151

[1] Interest rate is calculated as weighted average annualized.
[2] Includes note discounts, as applicable. Outstanding balance is presented net of unamortized debt issuance costs totaling $53 million and $44 million as of December 31, 2025 and December 31, 2024, respectively.

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

Asset Management – Notes Issued and Repayments

On August 12, 2025, AGM issued $500 million aggregate principal amount of its 5.150% Senior Notes due 2035 (the “2035 Senior Notes”). The 2035 Senior Notes bear interest at a rate of 5.150% per annum and interest is payable semi-annually in arrears on February 12 and August 12 of each year, which commenced on February 12, 2026. The 2035 Senior Notes will mature on August 12, 2035. On November 7, 2025, AGM issued an additional $350 million aggregate principal of its 2035 Senior Notes.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The indentures governing the Asset Management notes restrict the ability of AGM, AMH and the guarantors of the notes to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The indentures also provide for customary events of default.

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

During the second quarter of 2025, AHL issued $1.0 billion of 6.625% Senior Notes due May 19, 2055 (the “2055 AHL Senior Notes”). AHL will accrue interest quarterly and pay interest on the 2055 AHL Senior Notes semi-annually, which commenced on November 19, 2025.

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

During the second quarter of 2025, AHL issued $600 million of 6.875% Fixed-Rate Reset Junior Subordinated Debentures due June 28, 2055 (the “2055 AHL Subordinated Notes”). Athene will accrue interest quarterly and pay interest semi-annually at an annual fixed rate of 6.875% on the 2055 AHL Subordinated Notes, which commenced on December 28, 2025 until June 28, 2035. On June 28, 2035, and every fifth annual anniversary thereafter, the interest rate will reset to the Five-Year U.S. Treasury Rate (as defined in the applicable prospectus supplement) plus 2.582%. AHL may defer interest payments on the 2055 AHL Subordinated Notes for up to five consecutive years.

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of December 31, 2025:

Instrument/Facility	Maturity Date	Administrative Agent	Key terms
Asset Management – AGM credit facility	November 21, 2029	Citibank	The borrowing capacity under the AGM credit facility is $1.25 billion, subject to being increased up to $1.5 billion in total.
Retirement Services – AHL credit facility	June 30, 2028	Citibank	The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total.
Retirement Services – AHL liquidity facility	June 26, 2026	Wells Fargo Bank	The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total.

Asset Management – Credit Facility

On November 21, 2024, AGM and AMH, as parent borrower and subsidiary borrower, respectively, entered into a $1.25 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on November 21, 2029 (“AGM credit facility”). As of December 31, 2025, AGM and AMH, as borrowers under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AGM and AMH were in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of December 31, 2025 and December 31, 2024, there were no amounts outstanding under the AGM credit facility and the Company was in compliance with all financial covenants under the facility.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Management – Bridge Credit Facility

In connection with the Bridge acquisition, Apollo assumed outstanding debt of Bridge, including the amended revolving credit agreement with CIBC as administrative agent (“Bridge credit facility”). The Bridge credit facility provided for revolving credit commitments of up to $150 million, with the ability to increase aggregate commitments up to an additional $75 million, and had a maturity date of June 3, 2026. The Bridge credit facility was terminated on December 31, 2025, and as of that date there were no amounts outstanding under the facility.

Retirement Services – Credit and Liquidity Facilities

AHL Credit Facility—On June 30, 2023, AHL, ALRe, Athene USA Corporation (“AUSA”) and AARe entered into a five-year revolving credit agreement with a syndicate of banks and Citibank, N.A. as administrative agent (“AHL credit facility”). The AHL credit facility is unsecured and has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, in accordance with the terms of the AHL credit facility. In connection with the AHL credit facility, AHL and AUSA guaranteed all of the obligations of AHL, ALRe, AARe and AUSA under the AHL credit facility and the related loan documents, and ALRe and AARe guaranteed certain of the obligations of AHL, ALRe, AARe and AUSA under the AHL credit facility and the related loan documents. The borrowing capacity under the AHL credit facility is $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility.

The AHL credit facility contains various standard covenants with which Athene must comply, including the following:

1.Consolidated debt-to-capitalization ratio not to exceed 35%;
2.Minimum consolidated net worth of no less than $14.8 billion; and
3.Restrictions on Athene’s ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the AHL credit facility. As of December 31, 2025 and December 31, 2024, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all financial covenants under the facility.

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

Interest accrues on outstanding borrowings at the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on AARe’s financial strength rating. Rates and terms are as defined in the AHL liquidity facility. As of December 31, 2025 and December 31, 2024, there were no amounts outstanding under the AHL liquidity facility and Athene was in compliance with all financial covenants under the facility.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Years ended December 31,
(In millions)	2025	2024	2023
Asset Management	$256	$226	$145
Retirement Services[1]	362	248	123
Total Interest Expense	$618	$474	$268

Note: Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
[1] Interest expense for Retirement Services is included in policy and other operating expenses on the consolidated statements of operations.

Contractual Maturities

The table below presents the contractual maturities for the Company's debt arrangements:

(In millions)	2026	2027 - 2028	2029 - 2030	2031 and Thereafter	Total
Asset Management
Debt obligations	$500	$—	$1,175	$3,900	$5,575
Retirement Services
Debt obligations	—	1,000	500	6,275	7,775
Total Obligations as of December 31, 2025	$500	$1,000	$1,675	$10,175	$13,350

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

For the years ended December 31, 2025, 2024 and 2023, the Company recorded equity-based compensation expense of $789 million, $721 million and $1.0 billion, respectively. As of December 31, 2025, there was $650 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the weighted average discounts for service-based grants and performance-based grants:

	Years ended December 31,
	2025	2024	2023
Service-Based Grants:
Marketability discount for transfer restrictions[1]	5.6%	3.1%	4.1%
Performance-Based Grants:
Discount for the lack of distributions until vested[2]	0.1%	—%	0.2%
Marketability discount for transfer restrictions[1]	16.6%	11.0%	9.7%

[1] Based on the Finnerty Model calculation.
[2] Based on the present value of a growing annuity calculation.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Service-Based Awards

During the years ended December 31, 2025, 2024 and 2023, the Company awarded 4.5 million, 3.7 million and 5.0 million of service-based RSUs, respectively, with a grant date fair value of $674 million, $405 million and $339 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded equity-based compensation expense on service-based RSUs of $533 million, $398 million and $313 million, respectively.

Performance-Based Awards

During the years ended December 31, 2025, 2024, and 2023, the Company awarded 0.8 million, 1.5 million and 1.5 million of performance-based RSUs, respectively, with a grant date fair value of $95 million, $181 million, and $97 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded equity-based compensation expense on performance-based awards of $147 million, $260 million and $175 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company issued equity awards where the number of shares to be issued is variable based on the achievement of specified performance targets. Compensation expense is recognized over the performance period based upon the probable outcome of the performance condition and the performance-based compensation is classified as a liability, and therefore, the fair value of these awards is remeasured each reporting period. Given the number of shares to be issued in settlement of these awards is not yet known, the tables below exclude the impact of these awards.

In December 2021, the Company awarded one-time grants to the then Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics. During the year ended December 31, 2025, the Company recorded equity-based compensation expense of $80 million for these one-time grants of which $56 million is related to service-based awards and $24 million is related to performance-based awards.

The following table summarizes RSU activity:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2025	14,635,028	$70.03	21,337,132	35,972,160
Granted [1]	4,836,147	145.46	484,317	5,320,464
Forfeited	(336,104)	103.87	(14,566)	(350,670)
Vested	(6,087,882)	99.06	6,087,882	—
Issued	—	—	(8,456,823)	(8,456,823)
Balance at December 31, 2025	13,047,189	$81.72	19,437,942	32,485,131
1 Includes 0.2 million unvested RSUs with a fair value of $26 million converted as part of the Bridge acquisition.

Restricted Stock Awards

The Company also grants certain restricted stock awards tied to profit sharing arrangements. During the years ended December 31, 2025, 2024 and 2023, the Company awarded 0.4 million, 0.4 million and 0.6 million shares of restricted stock, respectively, relating to profit sharing arrangements with a grant date fair value of $56 million, $52 million and $41 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded equity-based compensation expense related to restricted stock awards of $80 million, $46 million and $46 million, respectively. During the year ended December 31, 2025, there was $88 million of total unrecognized equity-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average term of 1.7 years.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes restricted stock award activity:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Shares of Restricted Stock Outstanding
Balance at January 1, 2025	707,801	$85.48	474,922	1,182,723
Granted[1]	1,013,465	136.96	—	1,013,465
Forfeited	(14,804)	118.26	—	(14,804)
Vested	(359,771)	95.84	359,771	—
Issued[2]	—		(359,771)	(359,771)
Balance at December 31, 2025	1,346,691	$111.81	474,922	1,821,613
[1] Includes 0.6 million RSAs with a fair value of $83 million converted in connection with the Bridge acquisition.
[2] Refers to issued shares that became freely transferable in 2025.

16. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the years ended December 31, 2025, 2024 and 2023, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding adjustment to retained earnings (accumulated deficit).

On February 21, 2023, the AGM board of directors approved a reallocation of the Company’s prior share repurchase program, pursuant to which, the Company was authorized to repurchase (i) up to an aggregate of $1.0 billion of shares of its common stock in order to opportunistically reduce its share count, a decrease of $0.5 billion of shares from the previously authorized amount and (ii) up to an aggregate of $1.5 billion of shares of its common stock in order to offset the dilutive impact of share issuances under its equity incentive plans, an increase of $0.5 billion of shares from the previously authorized amount.

On February 8, 2024, the AGM board of directors terminated the Company’s prior share repurchase program and approved a new share repurchase program, pursuant to which, the Company is authorized to repurchase up to $3.0 billion of shares of its common stock to opportunistically reduce the Company’s share count or offset the dilutive impact of share issuances under the Company’s equity incentive plans. Effective February 9, 2026, the AGM board of directors terminated the Company’s prior share repurchase program and approved a new share repurchase program, pursuant to which, the Company is authorized to repurchase up to $4.0 billion of shares of its common stock to opportunistically reduce the Company’s share count or offset the dilutive impact of share issuances under the Company’s equity incentive plans. Shares of common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, as well as through reductions of shares that otherwise would have been issued to participants under the Company’s Equity Plan in order to satisfy associated tax obligations. The repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended and may be suspended, extended, modified or discontinued at any time.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below outlines share activity:

	Years ended December 31,
	2025	2024	2023
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	8,952,317	7,852,512	8,643,520
Reduction of shares of common stock issued[2]	(3,588,339)	(2,998,607)	(3,185,680)
Shares of common stock purchased related to share issuances and forfeitures[3]	—	(150,676)	(162,123)
Issuance of shares of common stock for equity-based awards	5,363,978	4,703,229	5,295,717

[1] The gross value of shares issued was $1,419 million, $868 million and $626 million for the years ended December 31, 2025, 2024 and 2023, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Cash paid for tax liabilities associated with net share settlement was $583 million, $338 million and $259 million for the years ended December 31, 2025, 2024 and 2023, respectively.
[3] Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of common stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company’s Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of common stock on the open market and retire them. During the years ended December 31, 2024 and 2023, Apollo issued 401,111 and 551,333 of such restricted shares and 150,676 and 162,123 of such RSUs under the Equity Plan, respectively. During the year ended December 31, 2023, Apollo repurchased 713,456 shares of common stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program. In addition, there were 1,085 and 10,880 restricted shares forfeited during the years ended December 31, 2024 and 2023, respectively.

During the years ended December 31, 2025, 2024 and 2023, 5,708,804, 7,845,000 and 7,469,544 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase programs discussed above, and such shares were subsequently canceled by the Company. The Company paid $773 million, $890 million and $508 million for these open market share repurchases during the years ended December 31, 2025, 2024 and 2023, respectively.

During the year ended December 31, 2025, the Company issued 540,177 shares of common stock in settlement of a deferred consideration obligation. During the second quarter of 2024, the Company issued 742,742 shares of common stock in settlement of a share-based contingent consideration. See note 19 for further information on the contingent consideration.

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

Unless converted earlier in accordance with its terms, each share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be July 31, 2026, into between 0.5066 shares and 0.6079 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations related to the Mandatory Convertible Preferred Stock (the “Certificate of Designations”). The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to July 31, 2026.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the years ended December 31, 2025 and 2024, 100 and 235 shares of the Mandatory Convertible Preferred Stock were converted at the option of the respective holders, respectively. As of December 31, 2025 and December 31, 2024, there were 28,749,665 and 28,749,765 shares of Mandatory Convertible Preferred Stock issued and outstanding, respectively.

Warrants

In 2022, the Company issued warrants in a private placement exercisable for up to 12.5 million shares of common stock at an exercise price of $82.80 per share. As of December 31, 2025, warrants exercisable for 7.4 million shares of common stock were vested and exercisable. In April 2025, the Company issued 1,080,041 shares of common stock in relation to a cashless exercise of 2.6 million vested warrants issued in 2022. The remaining warrants exercisable for 2.5 million shares of common stock will become exercisable in the first quarter of 2026. As of December 31, 2025, pursuant to certain anti-dilution provisions, the exercise price for the warrants was adjusted to $82.56.

In November 2024, the Company issued warrants in a private placement exercisable for up to 2.9 million shares of common stock at an exercise price of $173.51 per share. The warrants are exercisable on the issuance date and each of the first, second, third, fourth, fifth and sixth anniversaries thereof. As of December 31, 2025, warrants exercisable for 0.8 million shares of common stock were vested and exercisable. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” The warrants will expire on the seventh anniversary of the issuance date, with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

Donor-Advised Fund

In February 2025, the Company established a donor-advised fund (the “Apollo DAF”) as part of its ongoing commitment to philanthropy. The Company issued 1,213,003 shares of common stock in February 2025 to fund the Apollo DAF.

Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data).

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution Equivalents on Participating Securities
February 9, 2023	$0.40	February 28, 2023	$229	$12
May 9, 2023	0.43	May 31, 2023	244	12
August 3, 2023	0.43	August 31, 2023	244	12
November 1, 2023	0.43	November 30, 2023	244	15
Year ended December 31, 2023	$1.69		$961	$51
February 8, 2024	$0.43	February 29, 2024	$245	$14
May 2, 2024	0.46	May 31, 2024	263	16
August 1, 2024	0.46	August 30, 2024	262	15
November 5, 2024	0.46	November 29, 2024	262	15
Year ended December 31, 2024	$1.81		$1,032	$60
February 4, 2025	$0.46	February 28, 2025	$264	$14
May 2, 2025	0.51	May 30, 2025	292	14
August 5, 2025	0.51	August 29, 2025	291	15
November 4, 2025	0.51	November 28, 2025	296	15
Year ended December 31, 2025	$1.99		$1,143	$58

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,174)	$(284)	$(119)	$4,235	$(103)	$(49)	$(5,494)
Other comprehensive income (loss) before reclassifications	3,829	40	284	(612)	(103)	181	3,619
Less: Reclassification adjustments for gains (losses) realized[1]	(569)	(18)	32	—	—	—	(555)
Less: Income tax provision (benefit)	899	12	52	(126)	(22)	20	835
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	697	14	98	(388)	(15)	84	490
Balance at December 31, 2025	$(6,372)	$(252)	$(17)	$4,137	$(169)	$28	$(2,645)

[1] Recognized in investment related gains (losses) on the consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(8,675)	$(289)	$(81)	$3,458	$3	$9	$(5,575)
Other comprehensive income (loss) before reclassifications	(1,354)	(5)	(8)	1,425	(149)	(101)	(192)
Less: Reclassification adjustments for gains (losses) realized[1]	(223)	(15)	43	—	—	—	(195)
Less: Income tax provision (benefit)	(219)	3	(8)	287	(31)	(11)	21
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(413)	2	(5)	361	(12)	(32)	(99)
Balance at December 31, 2024	$(9,174)	$(284)	$(119)	$4,235	$(103)	$(49)	$(5,494)

[1] Recognized in investment related gains (losses) on the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,568)	$(334)	$48	$5,256	$285	$(22)	$(7,335)
Other comprehensive income (loss) before reclassifications	5,067	51	(117)	(2,236)	(374)	65	2,456
Less: Reclassification adjustments for gains (losses) realized[1]	(163)	(3)	82	—	—	—	(84)
Less: Income tax provision (benefit)	588	6	(51)	38	(78)	10	513
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of subsidiary issuance of equity interest and tax	749	3	(19)	(476)	(14)	24	267
Balance at December 31, 2023	$(8,675)	$(289)	$(81)	$3,458	$3	$9	$(5,575)

[1] Recognized in investment related gains (losses) on the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Years ended December 31,
(In millions, except share and per share amounts)	2025	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$3,395	$4,480	$5,001
Dividends declared on common stock[1]	(1,143)	(1,032)	(961)
Dividends on participating securities[2]	(58)	(60)	(51)
Earnings allocable to participating securities	(50)	(91)	(115)
Undistributed income (loss) attributable to common stockholders: Basic	2,144	3,297	3,874
Dilution effect on distributable income attributable to Mandatory Convertible Preferred Stock	—	97	46
Dilution effect on distributable income attributable to contingent shares	—	—	(5)
Undistributed income (loss) attributable to common stockholders: Diluted	$2,144	$3,394	$3,915
Denominator:
Weighted average number of shares of common stock outstanding: Basic	589,450,878	586,069,166	581,380,268
Dilution effect of Mandatory Convertible Preferred Stock	—	14,530,212	6,440,346
Dilution effect of options	887,361	1,090,151	994,172
Dilution effect of warrants	3,318,984	2,346,463	—
Dilution effect of contingent shares	—	—	31,661
Weighted average number of shares of common stock outstanding: Diluted	593,657,223	604,035,992	588,846,447
Net income (loss) per share of common stock: Basic
Distributed income	$1.99	$1.82	$1.69
Undistributed income (loss)	3.59	5.57	6.63
Net income (loss) per share of common stock: Basic	$5.58	$7.39	$8.32
Net income (loss) per share of common stock: Diluted
Distributed income	$1.99	$1.82	$1.69
Undistributed income (loss)	3.55	5.51	6.59
Net income (loss) per share of common stock: Diluted	$5.54	$7.33	$8.28

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the anti-dilutive securities:

	Years ended December 31,
	2025	2024	2023
Weighted average unvested RSUs	12,562,494	14,273,743	15,316,350
Weighted average unexercised warrants	477,848	63,388	4,761,918
Weighted average Mandatory Convertible Preferred Stock	14,551,626	—	—
Weighted average unvested restricted shares	1,360,830	1,327,484	1,688,421

18. Related Parties

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

Due from/to related parties consisted of the following:

(In millions)	December 31, 2025	December 31, 2024
Due from Related Parties:
Due from funds[1]	$496	$430
Due from portfolio companies	57	48
Due from employees and former employees	110	106
Total Due from Related Parties[2]	$663	$584
Due to Related Parties:
Due to TRA holders	$781	$406
Due to funds	241	229
Due to portfolio companies	40	75
Total Due to Related Parties	$1,062	$710

[1] Includes $15 million and $27 million as of December 31, 2025 and December 31, 2024, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

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

In connection with its IPO in 2024, Bridge entered into a tax receivable agreement with certain equity holders in its business which was amended and restated in connection with the Bridge acquisition. Under the Bridge TRA, the Company is obligated to make payments to Bridge TRA holders based on 85% of the tax benefits realized from the acquisition. As part of the Bridge

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
acquisition, the Company recorded a $383 million TRA liability due under the Bridge TRA, which is measured in accordance with ASC 450-20, Loss Contingencies.

As of December 31, 2025, both Apollo and Bridge TRA holders no longer own any operating units that could be exchanged pursuant to the Apollo TRA and Bridge TRA, respectively.

Due from Employees and Former Employees

As of December 31, 2025 and December 31, 2024, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of December 31, 2025 and December 31, 2024, the balance includes interest-bearing employee loans receivable of $12 million and $4 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid on a specified date, either during the relevant employee’s tenure or at the date of the relevant employee’s resignation, in accordance with the contractual terms of each respective loan arrangement.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $91 million and $94 million at December 31, 2025 and December 31, 2024, respectively.

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

Apollo recorded an indemnification liability of $0.4 million and $0.4 million as of December 31, 2025 and December 31, 2024, respectively.

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

Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $212 million and $213 million as of December 31, 2025 and December 31, 2024, respectively.

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). AAM and its subsidiaries had equity commitments outstanding to Athora of up to $82 million as of December 31, 2025, subject to certain conditions. On July 3, 2025, AAM made a conditional commitment to invest, or cause one or more of its affiliates to invest, in Athora for up to an additional $2.0 billion, in connection with Athora’s agreement to acquire a U.K. insurer (the “Athora transaction”). The Athora transaction remains subject to closing conditions, including receipt of regulatory approvals. The amount ultimately funded pursuant to the conditional commitment, and sources of funding, are subject to change as a result of an anticipated capital raise by Athora between signing and closing of the Athora transaction. See “—Athora” in the Retirement Services section below for details on Athene’s conditional commitments to Athora.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of December 31, 2025. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of December 31, 2025.

Investment in SPACs

Apollo previously sponsored and consolidated two SPACs, Apollo Strategic Growth Capital II (“APSG II”) and Acropolis Infrastructure Acquisition Corp (“Acropolis”). Both SPACs were ultimately liquidated in the fourth quarter of 2023, resulting in a loss of $40 million. See details below.

On February 12, 2021, APSG II completed an IPO, raising total gross proceeds of $690 million. APSG Sponsor II, L.P., a subsidiary of Apollo, held Class B ordinary shares of APSG II, and consolidated APSG II as a VIE. In May 2023, APSG II amended its articles of association to extend the completion window for an initial business combination until February 12, 2024. Also in May 2023, shareholders holding an aggregate of 51,089,882 of APSG II’s Class A ordinary shares exercised their right to redeem their shares. The remaining 17,910,118 Class A ordinary shares were liquidated in November 2023. As a result, in the fourth quarter of 2023, the Company recognized a loss of $31 million.

On July 13, 2021, Acropolis completed an IPO, ultimately raising total gross proceeds of $345 million. Acropolis Infrastructure Acquisition Sponsor, L.P., a subsidiary of Apollo, held Class B common stock of Acropolis, and consolidated Acropolis as a VIE. In June 2023, Acropolis amended its certificate of incorporation to extend the completion window for an initial business combination until July 13, 2024. Also in June 2023, shareholders holding an aggregate of 26,499,201 shares of Acropolis’ Class A common stock exercised their right to redeem their shares. The remaining 8,000,799 shares of Class A common stock were liquidated in December 2023. As a result, in the fourth quarter of 2023, the Company recognized a loss of $9 million.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the fourth quarter of 2025, a portion of Athene’s investments in AAA were converted to investments in AAA Lux. As a result, Athene began consolidating AAA Lux as a VIE, which resulted in an increase in non-controlling interests of $2.0 billion. AAA Lux provides a single vehicle designed primarily for foreign investors to participate in a portfolio of alternative investments, including alternative investments in which AAA participates.

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

The following table summarizes Athene’s investments in Athora:

(In millions)	December 31, 2025	December 31, 2024
Investment fund	$1,171	$1,033
Non-redeemable preferred equity and corporate debt securities	316	277
Total investment in Athora	$1,487	$1,310

Additionally, as of December 31, 2025 and December 31, 2024, Athene had $29 million and $57 million, respectively, of funding agreements outstanding to Athora. As of December 31, 2025, Athene had commitments to make additional investments in Athora of $2.7 billion, which primarily relate to a conditional commitment made in connection with the Athora transaction. See “—Athora” in the Asset Management section above for further details on the Athora transaction.

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, indirectly through its investments in AAA and AAA Lux and, as of December 31, 2025 and December 31, 2024, Athene held $5.7 billion and $3.2 billion, respectively, of AFS securities issued by Atlas or its affiliates. Athene also held $724 million of reverse repurchase agreements issued by Atlas as of December 31, 2024, which matured during the year ended December 31, 2025. As of December 31, 2025, Athene had commitments to make additional investments in Atlas of $1.8 billion. Additionally, see note 19 for further information on assurance letters issued in support of Atlas.

Catalina

Athene has a strategic modco reinsurance agreement with certain affiliates of Catalina to cede certain in force funding agreements. Athene elected the fair value option on this agreement and had a liability of $103 million and $221 million as of December 31, 2025 and December 31, 2024, respectively, which is included in other liabilities on the consolidated statements of financial condition. During the first quarter of 2024, Athene entered into a modco reinsurance agreement with Catalina to cede a quota share of certain of Athene’s retail deferred annuity products. As of December 31, 2025 and December 31, 2024, Athene had a reinsurance recoverable balance of $6.3 billion and $4.3 billion, respectively, related to this agreement.

Skylign

Athene has investments in Skylign Aviation Holdings, LP (“Skylign”), a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through its investments in AAA and AAA Lux. As of December 31, 2025 and December 31, 2024, Athene directly held $566 million and $1.6 billion, respectively, of Skylign notes, which are included in investments in related parties on the consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Venerable

VA Capital Company LLC (“VA Capital”) is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management, LLC and Reverence Capital Partners L.P., and is the parent of Venerable. Athene also has coinsurance and modco agreements with VIAC, which is a subsidiary of Venerable. VIAC is a related party due to Athene’s minority equity investment in VA Capital, which is included in investments in related parties on the consolidated statements of financial condition. Athene also has AFS securities and term loans receivable issued by Venerable. Athene’s investments in VA Capital and Venerable are summarized below.

(In millions)	December 31, 2025	December 31, 2024
AFS securities	$105	$—
Investment fund	226	178
Term loans receivable	344	331
Total investments in VA Capital and Venerable	$675	$509

Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represented a portion of their business that was subject to those coinsurance and modco agreements. Athene recognized a gain of $555 million, which is included in other revenues on the consolidated statements of operations, in the third quarter of 2023 as a result of the settlement of the recapture agreement. As a result of Athene’s intent to transfer the assets supporting this business to VIAC in connection with the recapture, Athene was required by U.S. GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023.

Additionally, Athene consolidates AP Violet ATH Holdings, L.P (“AP Violet”). AP Violet’s investment fund primarily represents an interest in VA Capital and was $142 million and $106 million as of December 31, 2025 and December 31, 2024, respectively.

Wheels

Athene invests in Wheels Inc. (“Wheels”) indirectly through its investments in AAA and AAA Lux. As of December 31, 2025 and December 31, 2024, Athene also directly held $949 million and $1.0 billion, respectively, of AFS securities issued by Wheels, which are included in investments in related parties on the consolidated statements of financial condition. Athene also had commitments to make additional investments in Wheels of $60 million as of December 31, 2025.

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

Athene received capital contributions and paid distributions relating to ACRA of the following:

	Years ended December 31,
(In millions)	2025	2024	2023
Contributions from ADIP	$466	$954	$996
Distributions to ADIP	(444)	(920)	(539)

During the fourth quarter of 2024, Athene purchased investments in ADIP I and ADIP II. As of December 31, 2025 and December 31, 2024, Athene held investments in ADIP of $231 million and $238 million, respectively, which are accounted for as equity method investments and included in investments in related parties on the consolidated statements of financial condition. As of December 31, 2025, Athene had commitments to make additional investments in ADIP of $343 million.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ARI

On January 27, 2026, Athene entered into a definitive agreement to acquire an approximately $9 billion portfolio of commercial mortgage loans from ARI. The purchase price will be based on 99.7% of the total commitment amounts of the loans, subject to adjustments as provided in the definitive agreement. Completion of the transaction, which is expected to occur in the second quarter of 2026, is subject to approval by the holders of a majority of ARI’s outstanding shares of common stock and the satisfaction of customary closing conditions.

19. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $553 million as of December 31, 2025 related to the funds it manages. Separately, Athene had commitments to make investments, inclusive of related party commitments discussed previously and those of its consolidated VIEs, of $35.2 billion as of December 31, 2025. Athene’s commitments primarily include capital contributions to investment funds and mortgage loan commitments. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2025 and that could be reversed approximates $6.0 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of December 31, 2025, there were no open underwriting commitments.

AGS has entered into an arrangement with certain funds managed by State Street Global Advisors (“SSG”) to provide firm bids for certain securities sold to SSG managed funds. These firm bids are at market prices determined by AGS on an intra-daily basis, which if accepted by SSG, would obligate AGS to purchase the securities at such prices. The total obligation of AGS to provide these firm bids is limited to 25% of the prior day’s end-of-day net asset value of the securities held by SSG that were originated from AGS, with an additional weekly cap set at 50% of the net asset value from five trading days prior.

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.5 billion. The revolving credit facility, which has a final maturity date of October 15, 2027, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of December 31, 2025, the Apollo Capital Markets Partnership had funded commitments of $1.4 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $72 million and $67 million as of December 31, 2025 and December 31, 2024, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense within compensation and benefits in the consolidated statements of operations.

In connection with the acquisition of Griffin Capital’s U.S. asset management business on May 3, 2022, Apollo agreed to pay its former owners certain share-based consideration contingent on specified AUM and capital raising thresholds. This obligation was determined based on the present value of estimated future performance relative to such thresholds. During the second quarter of 2024, the specified capital raise thresholds were achieved, and the Company issued 742,742 shares of common stock to settle the share-based consideration obligation to Griffin Capital’s former owners. As of December 31, 2024, the remaining contingent obligation based on the specified AUM threshold was not met and the contingent obligation expired without satisfaction; therefore, there is no remaining contingent obligation outstanding. The Company recorded a loss of $58 million related to these contingent obligations in 2024. The changes in the fair value of the Griffin Capital contingent consideration obligation were reflected in other income (loss) in the consolidated statements of income through December 31, 2024.

Indemnifications and Contingent Performance Guarantees

In connection with the Bridge acquisition and consistent with standard business practices, Bridge has provided general indemnifications to certain officers and directors when they act in good faith in the performance of their duties for Bridge. Bridge’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against Bridge or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the consolidated statements of financial condition as of December 31, 2025. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

The Company may incur contingent liabilities for claims that may be made against it in the future. Bridge enters into contracts that contain a variety of representations, warranties and covenants. For example, Bridge and certain Bridge funds have provided non-recourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, environmental indemnities, mechanics liens, and other performance guarantees. As of December 31, 2025, the aggregate notional amount of loans that Bridge provided contingent performance guarantees for under these arrangements is $758 million, and the Company’s liabilities for these matters would require a claim to be made against the Company in the future.

Funding Agreements

Athene is a member of the FHLB and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2025 and December 31, 2024, Athene had $23.3 billion and $15.6 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a FABN program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of December 31, 2025 and December 31, 2024, Athene had $34.6 billion and $24.1 billion, respectively, of FABN funding agreements outstanding. Athene had $10.4 billion of board-authorized FABN capacity remaining as of December 31, 2025.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Athene also issues secured and other funding agreements. Secured funding agreements issued under Athene’s FABR programs involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from Athene. As of December 31, 2025 and December 31, 2024, Athene had $27.1 billion and $14.8 billion, respectively, of secured and other funding agreements outstanding, of which $21.0 billion and $12.0 billion were issued under the FABR program, respectively, and $6.1 billion and $2.8 billion were direct funding agreements, respectively.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s restricted investments and cash balances included on the consolidated statements of financial condition are as follows:

(In millions)	December 31, 2025	December 31, 2024
AFS securities	$59,336	$46,337
Trading securities	3,350	1,665
Equity securities	156	286
Mortgage loans	44,204	27,883
Investment funds	293	777
Derivative assets	160	91
Short-term investments	—	2
Other investments	1,880	1,507
Restricted cash and cash equivalents	1,349	953
Total restricted assets	$110,728	$79,501

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.1 billion as of December 31, 2025. These letters of credit were issued for Athene’s reinsurance program and have expirations through June 19, 2028.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On August 17, 2023, a purported stockholder of AGM filed a shareholder derivative complaint (the “Original Complaint”) in the Court of Chancery of the State of Delaware against current AGM directors Marc Rowan, Scott Kleinman, and James Zelter, former AGM directors Alvin Krongard, Michael Ducey, and Pauline Richards, Apollo Former Managing Partners Leon Black and Joshua Harris, and, as a nominal defendant, AGM. The action is captioned Anguilla Social Security Board vs. Black et al., C.A. No. 2023-0846-JTL and challenges the $570 million payments being made to the Former Managing Partners and Contributing Partners in connection with the elimination of the Up-C structure that was in place prior to Apollo’s merger with Athene. As previously disclosed in Apollo’s SEC filings, this purported stockholder previously had sought and received documents relating to the transaction pursuant to Section 220 of the Delaware General Corporation Law. The Original Complaint alleged that the challenged payments amount to corporate waste, that the Former Managing Partners and Contributing Partners received payments in connection with the Corporate Recapitalization that exceed fair value and therefore breached their fiduciary duties, and that the independent conflicts committee of the AAM board of directors (which then consisted of Mr. Krongard, Mr. Ducey, and Ms. Richards) that negotiated the elimination of the TRA breached their fiduciary duties. The Original Complaint alleged that pre-suit demand was futile because a majority of AGM’s board is either not independent from the Former Managing Partners or face a substantial likelihood of liability in light of the challenges to the transaction. The Original Complaint sought, among other things, declaratory relief, unspecified monetary damages, interest, restitution, disgorgement, injunctive relief, costs, and attorneys’ fees. On November 16, 2023, the defendants moved to dismiss the Original Complaint on the basis that, among other things, the plaintiff failed to make a pre-suit demand on the Apollo board of directors. On February 9, 2024, the plaintiff filed an amended complaint (the “Amended Complaint”) that adds new factual allegations but names the same defendants, asserts the same causes of action, and seeks the same relief as the Original Complaint. The Amended Complaint alleges that pre-suit demand was futile for the same reasons alleged in the Original Complaint. On April 25, 2024, the defendants moved to dismiss the Amended Complaint. On September 20, 2024, the Court of Chancery denied the defendants’ motion to dismiss. AGM and the defendants filed answers to the Amended Complaint on November 25, 2024. On October 28, 2024, the AGM board of directors adopted resolutions forming a Special Litigation Committee (the “SLC”) comprising directors whom the board determined to be independent and disinterested. The AGM board of directors delegated to the SLC, among other things, the full and exclusive power and authority of the board to investigate, review and evaluate the facts and circumstances asserted in the litigation and determine whether pursuing the litigation is in the best interests of AGM and its stockholders. Pursuant to an order of the court, all proceedings in the litigation are stayed until April 30, 2026. No reasonable estimate of possible loss, if any, can be made at this time.

On March 14, 2024, a purported stockholder of AGM filed a class action complaint in the Court of Chancery of the State of Delaware against AGM. The complaint alleges, among other things, that certain provisions of the stockholders agreement, entered into on January 1, 2022 between AGM and the Former Managing Partners, violate Delaware law. Apollo believes the claims in this action are without merit. On July 11, 2024, AGM moved to dismiss. On August 7, 2024, the court entered an order staying the motion to dismiss pending the resolution of the appeal of the decision in West Palm Beach Firefighters’ Pension Fund v. Moelis & Co., 311 A.3d 809 (Del. Ch. 2024). The stay expired on January 20, 2026. Pursuant to an order of the court issued on February 4, 2026, briefing on Apollo’s motion to dismiss will resume with plaintiff’s opposition to the motion, which is to be filed on March 6, 2026. No reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following assertions made by German tax authorities regarding historical transactions in one of the Company’s funds, the Company voluntarily disclosed certain internal reorganization transactions of fund entities to these authorities. While no tax assessment has been received to date with respect to such reorganizations, the Company believes the German tax authorities may seek assessments and any potential assessment could be material. The Company believes no such tax is due and intends to contest any assessment vigorously. At this time, the Company cannot reasonably estimate any potential loss.

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

On December 30, 2022, the North Carolina Wake County Superior Court entered an Order of Liquidation (“Liquidation Order”) against Bankers Life Insurance Company (“BLIC”) and Colorado Bankers Life Insurance Company (“CBLIC”), which was affirmed by the North Carolina Court of Appeals on March 5, 2024. On April 9, 2024, GBIG Holdings, LLC (“GBIG”), the sole shareholder of BLIC and CBLIC, filed a Petition for Discretionary Review requesting the North Carolina Supreme Court review the decision by the North Carolina Court of Appeals to affirm the Liquidation Order. On July 11, 2024, GBIG filed a Motion to Withdraw its Petition for Discretionary Review. The North Carolina Supreme Court granted the Motion to Withdraw on August 23, 2024, which made the Liquidation Order effective on November 30, 2024. Athene was not a party to this litigation. Guaranty associations began levying assessments in connection with these liquidations in 2024. During the year ended December 31, 2024, Athene recorded guaranty association expenses related to the BLIC and CBLIC insolvencies of $152 million, which were net of $11 million that Athene expected to recover through future premium tax credits. As of December 31, 2024, the consolidated statements of financial position included a liability of $18 million. As of December 31, 2025, the potential assessments from the guaranty associations were no longer considered material to Athene, and calculations are no longer being updated. Accordingly, Athene did not record any material amounts related to the BLIC or CBLIC insolvencies during the year ended December 31, 2025.

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

Bermuda Statutory Requirements

ALRe, AARe, Athene Co-Invest Reinsurance Affiliate 1A Ltd. (“ACRA 1A”) and Athene Co-Invest Reinsurance Affiliate 2A Ltd. (“ACRA 2A”) are each licensed by the BMA as long-term insurers and are subject to the Insurance Act 1978, as amended (the “Bermuda Insurance Act”) and regulations promulgated thereunder. The BMA implemented the Economic Balance Sheet (the “EBS”) framework into the BSCR, which was granted equivalence to the European Union’s Directive (2009/138/EC) (“Solvency II”). The insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA.

Under the Bermuda Insurance Act, long-term insurers are required to maintain minimum statutory capital and surplus to meet the minimum margin of solvency (“MMS”) and minimum economic statutory capital and surplus (EBS capital and surplus) to meet the ECR. For Athene’s Class C reinsurers, ACRA 1A and ACRA 2A, MMS is equal to the greater of $500,000, 1.5% of the total statutory assets or 25% of ECR. For Athene’s Class E reinsurers, ALRe and AARe, MMS is equal to the greater of $8 million, 2% of the first $500 million of statutory assets plus 1.5% of statutory assets above $500 million or 25% of ECR. For each class, the ECR is calculated based on a risk-based capital model where risk factor charges are applied to the EBS. The ECR is floored at the MMS. For Athene’s Bermuda reinsurance subsidiaries, the ECR is the binding regulatory constraint. As of December 31, 2025 and December 31, 2024, Athene’s Bermuda reinsurance subsidiaries EBS capital and surplus resulted in a BSCR ratio in excess of TCL. While not specifically referred to in the Bermuda Insurance Act, TCL is also an important threshold for statutory capital and surplus. TCL is equal to 120% of ECR, as calculated pursuant to the BSCR formula, and serves as an early warning tool for the BMA.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts reported for Athene’s Bermuda entities within these statutory disclosures exclude the impact of any deferred taxes related to Bermuda CIT for periods prior to January 1, 2025.

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

	December 31, 2025
(In millions)	ALRe	AARe	ACRA 1A	ACRA 2A
Increase (decrease) to capital and surplus due to permitted practices	$1,982	$808	$2,655	$54
Increase (decrease) to statutory net income due to permitted practices	(663)	(644)	(1,752)	62

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

(In millions)	December 31, 2025	December 31, 2024
ALRe	$9,842	$10,112
AARe	12,888	10,207
ACRA 1A	614	1,044
ACRA 2A	2,174	877

U.S. Statutory Requirements

Athene’s primary regulated U.S. subsidiaries and the corresponding insurance regulatory authorities are as follows:

Subsidiary	Regulatory Authority
AAIA	Iowa Insurance Division
AANY	New York Department of Financial Services
Athene Re USA IV	State of Vermont Department of Financial Regulation

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
Each of the Athene domiciliary states have adopted requirements for our regulated U.S. subsidiaries to submit a Risk-Based Capital report annually, which compares an insurer’s total adjusted capital (“TAC”) to its authorized control level RBC (“ACL”), each such term as defined pursuant to applicable state law. A company’s RBC is calculated by using a specified formula that applies factors to various risks inherent in the insurer’s operations, including risks attributable to its assets, underwriting experience, interest rates and other business expenses. Statutory RBC is measured on two bases, ACL and company action level RBC (“CAL”), with ACL calculated as one-half of CAL. The annual RBC report is used by regulators to set in motion appropriate regulatory actions relating to insurers that show indications of weak or deteriorating status. As of

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and December 31, 2024, each of Athene’s U.S. insurance subsidiaries’ TAC was significantly in excess of the levels that would prompt regulatory action under the laws of the Athene domiciliary states.
The maximum dividend these subsidiaries can pay to stockholders, without prior approval of the respective state insurance department, is subject to restrictions relating to statutory surplus or net gain from operations. The maximum dividend payment over a twelve-month period may not, without prior approval, be paid from a source other than earned surplus and may not exceed the greater of (1) the prior year’s net gain from operations or (2) 10% of prior year’s policyholders’ surplus. Based on these restrictions, the maximum dividend AAIA could pay to its parent absent regulatory approval was $0 million as of each of December 31, 2025 and December 31, 2024. Any dividends from AHL’s other U.S. statutory entities in excess of the amounts allowed for AAIA would not be able to be remitted to its parent without regulatory approval from the Iowa Insurance Division.

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

AAIA

Among the products issued by AAIA are indexed universal life insurance and indexed annuities. These products allow a portion of the premium to earn interest based on certain indices, including the S&P 500 and other bespoke indices. Athene purchases call options, futures and variance swaps to hedge the growth in interest credited to the customer as a direct result of increases in the related index. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for certain derivative instruments, such as call options, purchased to hedge the growth in interest credited to the customer on indexed insurance products and (2) to use an indexed annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero. AAIA has elected to apply this option to its over-the-counter call options and reserve liabilities. As a result of the practice described above, AAIA’s statutory surplus, net of reinsurance, decreased by $52 million and increased by $38 million as of December 31, 2025 and December 31, 2024, respectively.

Athene Re USA IV

AAIA has ceded the AmerUs Closed Block to Athene Re USA IV on a 100% funds withheld basis. A permitted practice in the State of Vermont allows Athene Re USA IV to include as admitted assets the face amount of all issued and outstanding letters of credit used to fund its reinsurance obligations to AAIA in its statutory financial statements. If Athene Re USA IV had not followed this permitted practice, then it would not have exceeded authorized control level risk based capital requirements. As of December 31, 2025 and December 31, 2024, Athene Re USA IV included as admitted assets $76 million and $86 million, respectively, related to the outstanding letters of credit.

Statutory capital and surplus and net income (loss)

The following table presents, for each of Athene’s primary insurance subsidiaries, the best estimates of statutory capital and surplus and the statutory net income (loss) as of the date these financial statements were issued:

	Statutory capital & surplus		Statutory net income (loss)
	December 31,		Years ended December 31,
(In millions)	2025	2024	2025	2024	2023
ALRe	$13,702	$17,623	$612	$3,140	$832
AARe	23,713	21,049	2,774	2,910	408
ACRA 1A	3,822	4,521	(247)	841	297
ACRA 2A	6,585	4,569	1,090	877	(759)
AAIA	4,122	3,899	1,092	949	(79)
AANY	394	318	25	25	(3)

The statutory capital and surplus and net income (loss) of our Bermuda entities as of and for the year ended December 31, 2025 include the impact of deferred tax assets related to Bermuda CIT. Due to the January 2026 Bermuda CIT revocation as described in note 13, AARe will record a full valuation allowance in the first quarter of 2026. ACRA 1A and ACRA 2A will reverse the Bermuda CIT deferred tax assets and liabilities previously recorded. This change would have resulted in AARe,

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ACRA 1A and ACRA 2A’s December 31, 2025 statutory capital and surplus increasing (decreasing) by $(847) million, $164 million, and $(45) million, respectively.

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

Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment Income is the sum of (i) Fee Related Earnings, (ii) Spread Related Earnings and (iii) Principal Investing Income. Segment Income excludes the effects of the consolidation of any of the related funds, interest and other financing costs related to AGM not attributable to any specific segment, taxes and related payables, transaction-related charges and other non-operating expenses. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration, and certain other charges associated with acquisitions, and restructuring charges. Non-operating expenses include certain charitable contributions and other non-operating expenses. In addition, Segment Income excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements.

Segment Income may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use Segment Income as a measure of operating performance, not as a measure of liquidity. Segment Income should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of Segment Income without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using Segment Income as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of Segment Income to its most directly comparable U.S. GAAP measure of income (loss) before income tax provision can be found in this note.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Spread Related Earnings

Spread Related Earnings (“SRE”) is a component of Segment Income that is used to assess the performance of the Retirement Services segment, excluding certain market volatility, which consists of investment gains (losses), net of offsets, and non-operating change in insurance liabilities and related derivatives, and certain expenses related to integration, restructuring, and equity-based compensation, as well as other items. For the Retirement Services segment, SRE equals the sum of (i) the net investment earnings on Athene’s net invested assets and (ii) management fees received on business managed for others, less (x) cost of funds, (y) operating expenses excluding equity-based compensation and (z) financing costs, including interest expense and preferred dividends, if any, paid to Athene preferred stockholders.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents financial data for the Company’s reportable segments.

	Years ended December 31,
(In millions)	2025	2024	2023
Asset Management
Management fees[1]	$3,391	$2,776	$2,480
Capital solutions fees and other, net	808	668	538
Fee-related performance fee	266	208	146
Fee-related compensation	(1,178)	(925)	(835)
Other operating expenses	(759)	(664)	(561)
Fee Related Earnings	2,528	2,063	1,768

Retirement Services
Fixed income and other net investment income	13,021	10,805	8,739
Alternative net investment income	1,299	939	864
Strategic capital management fees	131	105	72
Cost of funds	(10,083)	(7,702)	(5,650)
Other operating expenses	(447)	(458)	(481)
Interest and other financing costs	(560)	(465)	(436)
Spread Related Earnings	3,361	3,224	3,108

Principal Investing
Realized performance fees[2]	1,198	921	742
Realized investment income	95	74	(2)
Principal investing compensation	(892)	(664)	(601)
Other operating expenses	(63)	(60)	(56)
Principal Investing Income	338	271	83
Segment Income	$6,227	$5,558	$4,959

	Years ended December 31,
(In millions)	2025	2024	2023
Segment Revenue
Asset Management[1]	$4,465	$3,652	$3,164
Retirement Services	14,451	11,849	9,675
Principal Investing[2]	1,293	995	740
Total Segment Revenue	$20,209	$16,496	$13,579

(In millions)	December 31, 2025	December 31, 2024
Segment Assets
Asset Management	$5,026	$2,286
Retirement Services	430,122	355,683
Principal Investing	11,527	10,473
Total Assets	$446,675	$368,442

[1] Includes intersegment management fees from Retirement Services of $1,441 million, $1,223 million and $955 million for the years ended December 31, 2025, 2024 and 2023 respectively.
[2] Includes intersegment realized performance fees from Retirement Services of $0 million, $30 million and $20 million for the years ended December 31, 2025, 2024 and 2023, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents the reconciliation of Segment Income and Segment Revenue to income (loss) before income tax (provision) benefit and total revenues reported in the consolidated statements of operations:

	Years ended December 31,
(In millions)	2025	2024	2023
Segment Income	$6,227	$5,558	$4,959
Asset Management Adjustments:
Equity-based profit sharing expense[1,5]	(211)	(321)	(239)
Equity-based compensation	(439)	(308)	(662)
Net (income) loss attributable to non-controlling interests in consolidated entities	2,157	1,840	1,556
Unrealized performance fees[5]	(64)	264	127
Unrealized profit sharing expense[5]	34	(145)	(179)
HoldCo interest and other financing costs[2]	(143)	(80)	(88)
Unrealized principal investment (income) loss[5]	25	(9)	88
Unrealized net (gains) losses from investment activities[5]	(362)	46	37
Transaction-related costs, restructuring and other non-operating expenses[3]	(487)	(184)	(147)
Retirement Services Adjustments:
Investment gains (losses), net of offsets	19	217	170
Non-operating change in insurance liabilities and related derivatives[4]	91	846	182
Integration, restructuring and other non-operating items	(121)	(239)	(130)
Equity-based compensation	(49)	(50)	(88)
Income (loss) before income tax (provision) benefit	$6,677	$7,435	$5,586

[1] Equity-based profit sharing expense includes stock-based grants that are tied to realized performance within the Principal Investing segment.
[2] Represents interest and other financing costs related to AGM not attributable to any specific segment.
[3] Transaction-related costs, restructuring and other non-operating expenses includes: (a) contingent consideration, certain equity-based charges, amortization of intangible assets and certain other expenses associated with acquisitions; (b) gains (losses) from changes in the tax receivable agreement liability; (c) merger-related transaction and integration costs associated with Company’s merger with Athene and (d) other non-operating expenses, including the issuance of shares of AGM common stock for charitable contributions. In the year ended December 31, 2025, other non-operating expenses includes $200 million in charitable contributions related to the issuance of shares to the Apollo DAF in February 2025.

[4] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

[5] Represents adjustments that primarily impact the Principal Investing segment.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
(In millions)	2025	2024	2023
Segment Revenues	$20,209	$16,496	$13,579
Asset Management Adjustments:
Adjustments related to consolidated funds and VIEs[1]	780	525	362
Performance fees[2]	(59)	273	126
Principal investment income (loss)[2]	7	7	102
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	757	479	331
Retirement Services Adjustments:
Premiums, product charges, investment related gains (losses) and other retirement services revenue[3]	5,334	4,398	15,616
Change in fair value of reinsurance assets	283	129	(86)
Forward points adjustment on FX derivative hedges	(113)	(133)	(187)
Held-for-trading amortization	191	108	191
Reinsurance impacts	157	223	264
ACRA non-controlling interests on net investment earnings	4,741	3,864	2,377
Other retirement services adjustments	(238)	(255)	(31)
Total Revenues	$32,049	$26,114	$32,644

[1] Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

[2] Represents adjustments that primarily impact the Principal Investing segment.
[3] Refer to the consolidated statements of operations for a breakout of individual items.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	December 31, 2025	December 31, 2024
Total reportable segment assets	$446,675	$368,442
Adjustments[1]	14,274	9,453
Total Assets	$460,949	$377,895

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

Geographic Information

The Company conducts its asset management business primarily in the U.S. with domestically generated revenues making up 63%, 58% and 66% of total asset management GAAP revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

The table below presents the percentage of total asset management GAAP revenues attributed to the Company’s region of domicile and attributed to all foreign regions which the Company derives its revenues. Revenues attributed to a geographic region are generally based on the country of domicile of the Apollo funds.

	Years ended December 31,
	2025	2024	2023
Asset Management
Americas	86%	88%	91%
Europe, Middle East and Africa	13	11	8
Asia-Pacific	1	1	1
	100%	100%	100%

The Company conducts its retirement services business through entities domiciled in the U.S. and Bermuda and its retirement services GAAP revenues are similarly generated primarily in the U.S. and Bermuda.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Subsequent Events

Dividends

On February 9, 2026, the Company declared a cash dividend of $0.51 per share of common stock, which will be paid on February 27, 2026 to holders of record at the close of business on February 19, 2026.

On February 9, 2026, the Company also declared and set aside for payment a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on April 30, 2026 to holders of record at the close of business on April 15, 2026.

ITEM 8A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries[1]	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$3,350	$—	$—	$3,350
Restricted cash and cash equivalents	19	—	—	19
Investments	6,750	—	(524)	6,226
Assets of consolidated variable interest entities
Cash and cash equivalents	5	322	—	327
Investments	431	3,211	(133)	3,509
Due from related parties	16	—	—	16
Other assets	30	325	(125)	230
Due from related parties	728	—	(81)	647
Goodwill	1,848	—	—	1,848
Other assets	3,376	—	—	3,376
	16,553	3,858	(863)	19,548
Retirement Services
Cash and cash equivalents	14,994	—	—	14,994
Restricted cash and cash equivalents	1,332	—	—	1,332
Investments	321,757	—	(676)	321,081
Investments in related parties	52,251	—	(17,272)	34,979
Assets of consolidated variable interest entities
Cash and cash equivalents	23	546	—	569
Investments	1,596	28,578	(182)	29,992
Other assets	4	342	—	346
Reinsurance recoverable	10,282	—	—	10,282
Deferred acquisition costs, deferred sales inducements and value of business acquired	8,634	—	—	8,634
Goodwill	4,072	—	—	4,072
Other assets	15,177	—	(57)	15,120
	430,122	29,466	(18,187)	441,401
Total Assets	$446,675	$33,324	$(19,050)	$460,949

				(Continued)

	December 31, 2025
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries[1]	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,861	$—	$—	$3,861
Due to related parties	1,165	—	(103)	1,062
Debt	5,516	—	—	5,516
Liabilities of consolidated variable interest entities
Debt, at fair value	—	177	(177)	—
Accounts payable, accrued expenses, and other liabilities	141	1,859	(51)	1,949
	10,683	2,036	(331)	12,388
Retirement Services
Interest sensitive contract liabilities	315,889	—	—	315,889
Future policy benefits	50,264	—	—	50,264
Market risk benefits	4,930	—	—	4,930
Debt	7,848	—	—	7,848
Payables for collateral on derivatives and securities to repurchase	11,085	—	—	11,085
Other liabilities	14,329	—	—	14,329
Liabilities of consolidated variable interest entities
Other liabilities	32	1,681	(12)	1,701
	404,377	1,681	(12)	406,046
Total Liabilities	415,060	3,717	(343)	418,434
Commitments and Contingencies (note 19)
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	16,914	40	—	16,954
Retained earnings (accumulated deficit)	7,731	18,784	(18,881)	7,634
Accumulated other comprehensive income (loss)	(2,636)	31	(40)	(2,645)
Total AGM Stockholders’ Equity	23,407	18,855	(18,921)	23,341
Non-controlling interests	8,208	10,752	214	19,174
Total Equity	31,615	29,607	(18,707)	42,515
Total Liabilities and Equity	$446,675	$33,324	$(19,050)	$460,949

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

Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation excluded internal controls over financial reporting related to Bridge, which was acquired on September 2, 2025. Bridge represented 0.5% of total assets, 0.3% of total revenues and (1.2)% of net income (loss) of the Company’s consolidated financial statements as of and for the year ended December 31, 2025. Management is in the process of integrating Bridge’s operations, accounting systems, and control environment into Apollo’s internal control framework and expects to include Bridge in its assessment of internal control over financial reporting for fiscal year 2026. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2025 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Apollo’s financial statements included in this report and issued its report on the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2025, which is included herein.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AGM adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025 under the captions “Board of Directors,” “Corporate Governance,” “Proposal 1—Election of Directors”, “Executive Officers” and “Insider Trading Policy for Employees, Officers and Directors.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2026 Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management.” and “Securities Authorized for Issuance under the Equity Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2026 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2026 Proxy Statement under the caption “Proposal 4—Ratification of Appointment of Accountants.”

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Statements of Financial Condition

(In millions, except share data)	As of December 31, 2025	As of December 31, 2024
Assets
Cash	$1,201	$657
Investments	26,858	19,124
Due from subsidiaries	29	148
Goodwill	1	1
Other assets	282	355
Total Assets	$28,371	$20,285
Liabilities and Equity
Liabilities
Accounts payable, accrued expenses, and other liabilities	$124	$234
Due to subsidiaries	1,359	487
Debt	3,547	2,311
Total Liabilities	5,030	3,032
Equity
Mandatory Convertible Preferred Stock, 28,749,665 and 28,749,765 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,398	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 578,981,398 and 565,738,933 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	16,954	15,327
Retained earnings (accumulated deficit)	7,634	6,022
Accumulated other comprehensive income (loss)	(2,645)	(5,494)
Total Equity	23,341	17,253
Total Liabilities and Equity	$28,371	$20,285

See accompanying notes to condensed financial information of registrant (parent company only)

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Statements of Operations

	Years ended December 31,
(In millions)	2025	2024	2023
Revenues
Investment income (loss)	$4,119	$4,932	$4,646
Total Revenues	4,119	4,932	4,646
Expenses
Interest expense	209	128	27
General, administrative and other	79	32	26
Total Expenses	288	160	53
Other income (loss)
Other income (loss), net	(146)	13	41
Total Other income (loss)	(146)	13	41
Income (loss) before income tax (provision) benefit	3,685	4,785	4,634
Income tax (provision) benefit	(193)	(208)	413
Net income (loss) attributable to Apollo Global Management, Inc.	3,492	4,577	5,047
Preferred stock dividends	(97)	(97)	(46)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$3,395	$4,480	$5,001

See accompanying notes to condensed financial information of registrant (parent company only)

APOLLO GLOBAL MANAGEMENT, INC.
Schedule I—Condensed Financial Information of Registrant (Parent Company Only) - Statements of Cash Flows

	Years ended December 31,
(In millions)	2025	2024	2023
Cash Flows from Operating Activities
Net cash used in operating activities	$(228)	$(23)	$(63)
Cash Flows from Investing Activities
Contributions to subsidiaries	—	(71)	(1,250)
Distributions from subsidiaries	750	453	1,166
Purchase of investments	(444)	—	—
Sale of investments	444	—	—
Due from subsidiaries, net	148	209	147
Net cash provided by investing activities	898	591	63
Cash Flows from Financing Activities
Preferred stock dividends	(97)	(97)	(22)
Common stock dividends	(1,201)	(1,092)	(1,012)
Issuance of debt	1,250	1,250	1,100
Payment of debt issuance cost	(16)	(17)	(25)
Issuance of Mandatory Convertible Preferred stock, net of issuance costs	—	—	1,398
Repurchase of common stock	(773)	(890)	(561)
Due to subsidiaries, net	711	(52)	109
Net cash provided by (used in) financing activities	(126)	(898)	987
Net Increase (Decrease) in Cash and Cash Equivalents	544	(330)	987
Cash and Cash Equivalents, Beginning of Period	657	987	—
Cash and Cash Equivalents, End of Period	$1,201	$657	$987

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$87	$37	$37
Cash paid for interest	157	100	14

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

2. Intercompany Transactions

Unsecured Revolving Notes Receivable – AGM has unsecured revolving notes receivable from its subsidiaries Apollo Asset Management (“AAM”) and Athene Holding Ltd. (“AHL”). The note from AAM accrues interest at a rate per annum equal to the U.S. short-term federal rate applicable at the time the proceeds are loaned and the balance is due at AGM’s request. The note from AAM had an outstanding net receivable balance of $0 million and $121 million as of December 31, 2025 and 2024, respectively. The note from AHL has a borrowing capacity of $500 million. Interest accrues at a rate per annum, equal to the U.S. mid-term applicable federal rate, and the balance is due on December 13, 2028, or earlier at AGM’s request. There was no outstanding balance on the note from AHL as of December 31, 2025 and 2024.

Unsecured Revolving Note Payable – In addition to the unsecured revolving notes receivable described above, AGM has unsecured revolving notes payable to its subsidiaries AAM and AHL. The note to AAM accrues interest at a rate per annum equal to the U.S. short-term federal rate applicable at the time the proceeds are loaned and the balance is due at AAM’s request. The note to AAM had an outstanding net payable balance of $685 million and $0 million as of December 31, 2025 and 2024, respectively. The note payable to AHL has a borrowing capacity of $500 million. Interest accrues at a rate per annum, equal to the U.S. mid-term applicable federal rate, and the balance is due on December 13, 2028, or earlier at AHL’s request. The note had an outstanding balance of $227 million and $142 million as of December 31, 2025 and 2024, respectively.

3. Dividends

During the years ended December 31, 2025, 2024 and 2023, AGM received $750 million, $452 million and $1,082 million, respectively, of cash dividends from its subsidiaries. See note 20 – “Statutory Requirements” to the consolidated financial statements for additional information on subsidiary dividend restrictions.

4. Debt and Guarantees

See note 14 – “Debt” and note 19 – “Commitments and Contingencies” to the consolidated financial statements for additional information on the Company’s debt and guarantees.

5. Equity

See note 16 – “Equity” to the consolidated financial statements for additional information on the Company’s 6.75% Series A Mandatory Convertible Preferred Stock.

APOLLO GLOBAL MANAGEMENT, INC.
Schedule II—Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Assumed through acquisitions	Deductions	Balance at end of year
Reserves deducted from assets to which they apply
Year ended December 31, 2025
Valuation allowance on deferred tax assets	$75	$170	$6	$—	$251
Year ended December 31, 2024
Valuation allowance on deferred tax assets	33	42	—	—	75
Year ended December 31, 2023
Valuation allowance on deferred tax assets	105	156	—	(228)	33

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

4.12	Form of 5.150% Senior Notes due 2035 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed on November 7, 2025 (File No. 001-41197), which is incorporated by reference).

4.13
Indenture, dated as of November 7, 2025, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 7, 2025 (File No. 001-41197)).

4.14	Form of 4.600% Senior Notes due 2031 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on November 7, 2025 (File No. 001-41197), which is incorporated by reference).

4.15	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*4.16	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

+10.13
Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan or Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the period ended December 31, 2024 (File No. 001-41197)).

+10.14
Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan or Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the period ended December 31, 2024 (File No. 001-41197)).

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

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

+10.20
Form of Notice of Restricted Share Unit Award and Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the period ended December 31, 2024 (File No. 001-41197)).

+10.21
Form of Notice of Performance Restricted Share Unit Award and Performance Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K for the period ended December 31, 2024 (File No.001-41197)).

+10.22
Form of Notice of Cash Incentive Income Performance-based Restricted Share Unit Award and Cash Incentive Income Performance-based Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the period ended December 31, 2024 (File No. 001-41197)).

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

+10.26	Letter Agreement with Marc Rowan, dated January 30, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended March 31, 2025 (File No. 001-41197)).

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

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

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

†+10.64
Form of Apollo Supplemental Partner Program Award Letter (incorporated by reference to Exhibit 10.8 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107)).

+10.65	Form of Apollo Supplemental Partner Program Award Letter (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended March 31, 2025 (File No. 001-41197)).

+10.66	Form of ADIP (Athene) Carry Plan, L.P. Award Letter (incorporated by reference to Exhibit 10.1 to Athene Holding Ltd.’s Form 10-Q for the period ended September 30, 2020 (File No. 001-37963)).

10.67	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

10.68	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

10.69	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2025 (File No. 001-41197)).

10.70	Form of Lead Independent Director Engagement Letter (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2025 (File No. 001-41197)).

10.71
Stockholders Agreement, dated as of January 1, 2022, among Apollo Global Management, Inc., Leon D. Black, Marc J. Rowan, Joshua J. Harris and the other persons party thereto (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

10.72
Registration Rights Agreement, dated as of January 1, 2022, among Apollo Global Management, Inc., Scott M. Kleinman, James C. Zelter and the other persons party thereto (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

10.73
Exchange Implementation Agreement, dated December 31, 2021, by and among Apollo Global Management, Inc. and certain other persons and certain holders of Apollo Operating Group (incorporated by reference to Exhibit 10.106 to Apollo Asset Management, Inc.’s Form 10-K for the period ended December 31, 2021 filed on February 25, 2022 (File No. 001-35107)).

10.74
Amended and Restated Tax Receivable Agreement, dated as of May 6, 2013, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings VI, Apollo Principal Holdings VIII, L.P., AMH Holdings (Cayman), L.P. and each Holder defined therein (incorporated by reference to Exhibit 10.10 to Apollo Asset Management, Inc.’s Form 10-Q for the period ended June 30, 2016 (File No. 001-35107)).

10.75
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

10.76
Waiver to Amended and Restated Tax Receivable Agreement, dated May 2, 2022 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-41197)).

†10.77
Revolving Credit Facility, among ACMP Holdings, LLC, Apollo Capital Markets Management, L.P., Sumitomo Mitsui Banking Corporation, Mizuho Bank Ltd. and the lenders from time to time party thereto, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 7, 2022 (File No. 001-41197)).

10.78
Second Amended and Restated Agreement of Exempted Limited Partnership of AISG Holdings LP, dated June 16, 2022 and effective as of January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2022 (File No. 001-41197)).

+10.79
Letter Agreement with Whitney Chatterjee, dated February 20, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2025 (File No. 001-41197)).

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

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

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

*+10.89	Form of RSU / PSU Deferral Election.

*19.1	Insider Trading Policy.

*21.1	Subsidiaries of Apollo Global Management, Inc.

*22.1	List of Subsidiary Guarantors.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Apollo Global Management, Inc. Statutory Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K for the period ended December 31, 2023 (File No. 001-41197).

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements.

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

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Global Management, Inc.
(Registrant)

Date: February 25, 2026	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Marc Rowan	Chairman, Chief Executive Officer and Director	February 25, 2026
Marc Rowan	(principal executive officer)

/s/ Martin Kelly	Chief Financial Officer	February 25, 2026
Martin Kelly	(principal financial officer)

/s/ Kristy Kinahan	Chief Accounting Officer	February 25, 2026
Kristy Kinahan	(principal accounting officer)

/s/ James Belardi	Director	February 25, 2026
James Belardi	Executive Chairman of AHL

/s/ Scott Kleinman	Director	February 25, 2026
Scott Kleinman	Co-President of AAM

/s/ James Zelter	Director	February 25, 2026
James Zelter	President

/s/ Gary Cohn	Lead Independent Director	February 25, 2026
Gary Cohn

/s/ Marc Beilinson	Director	February 25, 2026
Marc Beilinson

/s/ Jessica Bibliowicz	Director	February 25, 2026
Jessica Bibliowicz

/s/ Kerry Murphy Healey	Director	February 25, 2026
Kerry Murphy Healey

/s/ Mitra Hormozi	Director	February 25, 2026
Mitra Hormozi

/s/ Pamela Joyner	Director	February 25, 2026
Pamela Joyner

/s/ Brian Leach	Director	February 25, 2026
Brian Leach

/s/ David Simon	Director	February 25, 2026
David Simon

/s/ Lynn Swann	Director	February 25, 2026
Lynn Swann

/s/ Patrick Toomey	Director	February 25, 2026
Patrick Toomey