Form 10-Q
period 2026-03-31
Apollo Global Management, Inc.
filed 2026-05-07
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026 OR

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

As of May 5, 2026, there were 576,517,513 shares of the registrant’s common stock outstanding.

Forward-Looking Statements

This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to inflation, interest rate fluctuations and market conditions generally, international trade barriers, domestic or international political developments and other geopolitical events, including geopolitical tensions and hostilities, the impact of energy market dislocation, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, the accuracy of management’s assumptions and estimates, our dependence on certain key personnel, our use of leverage to finance our businesses and investments by the funds we manage, Athene’s ability to maintain or improve financial strength ratings, the impact of Athene’s reinsurers failing to meet their assumed obligations, Athene’s ability to manage its business in a highly regulated industry, changes in our regulatory environment and tax status, and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 25, 2026 (the “2025 Annual Report”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, L.P.
AAA Lux	Apollo Aligned Alternatives Lux Aggregator, L.P.
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc. prior to the Mergers.)
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord+ II	Apollo Accord+ II Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles

Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles
Accord VI	Apollo Accord Fund VI, L.P., together with its parallel funds and alternative investment vehicles
Accord VII	Apollo Accord Fund VII, L.P., together with its parallel funds and alternative investment vehicles
Accord Funds	Accord I, Accord II, Accord III, Accord III B, Accord IV, Accord V, Accord VI and Accord VII
Accord+ Funds	Accord+ and Accord+ II
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP II	Apollo/Athene Dedicated Investment Program II, L.P., a fund managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
Adjusted Net Income Shares Outstanding, or ANI Shares Outstanding	Consists of total shares of common stock outstanding, RSUs that participate in dividends, and shares of common stock assumed to be issuable upon the conversion of the shares of Mandatory Convertible Preferred Stock
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC
AFS	Available-for-sale
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AIOF III	Apollo Infrastructure Opportunities Fund III, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds and certain VIEs, adjusted for reinsurance impacts and to include Athene's proportionate share of ACRA alternative investments based on its economic ownership
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Units	Units of the Apollo Operating Group
Apollo DAF	The donor-advised fund established by Apollo
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
Apollo TRA	The tax receivable agreement entered into by and among APO Corp., the Former Managing Partners, the Contributing Partners, and other parties thereto
ARI	Apollo Commercial Real Estate Finance, Inc.
ARIS	Apollo Realty Income Solutions, Inc.

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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
2. the fair value of the investments of equity and certain credit funds, partnerships and accounts Apollo manages or advises, plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings;
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
ASU	Accounting Standards Update
Athene	Athene Holding Ltd. (“Athene Holding” or “AHL”, together with its subsidiaries, “Athene”), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary ISG, provides asset management and advisory services.
Athora	Athora Holding Ltd. (“Athora Holding”, together with its subsidiaries, “Athora”), is a leading European savings and retirement services group focused on the traditional life and pensions market. Apollo, through ISGI, provides investment advisory services to Athora for certain of its assets.
Atlas	An equity investment of AAA and refers to certain subsidiaries of Atlas Securitized Products Holdings LP
AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
AUSA	Athene USA Corporation
Bermuda Capital	The capital of Athene's non-U.S. reinsurance subsidiaries as reported in the Bermuda statutory financial statements, adjusted to exclude deferred tax assets related to the enactment of the Government of Bermuda Corporate Income Tax Act 2023. Bermuda statutory financial statements apply U.S. statutory accounting principles for policyholder reserve liabilities, which Athene also subjects to U.S. cash flow testing requirements. There are certain differences between Bermuda statutory and U.S. statutory frameworks that result in Consolidated RBC being approximately 20 RBC points higher as of December 31, 2025. The primary driver of this difference is that Bermuda statutory financial statements require that assets assumed as part of a reinsurance transaction and any assets sold are recorded at their market value, without posting an interest maintenance reserve.
Bermuda RBC	The risk-based capital ratio of Athene’s non-U.S. reinsurance subsidiaries calculated using Bermuda Capital and applying NAIC risk-based capital factors on an aggregate basis, excluding U.S. subsidiaries which are included within Athene’s U.S. RBC Ratio.
BMA	Bermuda Monetary Authority
Bridge	Bridge Investment Group Holdings Inc.
Bridge funds	Funds, vehicles and accounts managed by subsidiaries of Bridge
Bridge TRA	The tax receivable agreement with certain equity holders of Bridge

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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2026 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on March 31, 2026 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
HVF III	Apollo Hybrid Value Fund III, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the credit and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits

Mergers	Completion of the previously announced merger transactions pursuant to the Merger Agreement
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
Merger Date	January 1, 2022
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap FinCo	MidCap FinCo LLC, together with its subsidiaries
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the condensed consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the investments supporting assumed funds withheld and modco agreements and excludes the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the non-controlling interests.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the non-controlling interests, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	Represent Athene's policyholder and institutional liability obligations net of reinsurance and used to analyze the costs of its liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the non-controlling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.

Non-Fee-Generating AUM	AUM that does not produce management fees or monitoring fees. This measure generally includes the following:
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	March 31, 2026	December 31, 2025
Assets
Asset Management
Cash and cash equivalents	$3,569	$3,350
Restricted cash and cash equivalents	19	19
Investments	6,294	6,226
Assets of consolidated variable interest entities
Cash and cash equivalents	851	327
Investments	3,301	3,509
Due from related parties	23	16
Other assets	148	230
Due from related parties	838	647
Goodwill	1,833	1,848
Other assets	3,588	3,376
	20,464	19,548
Retirement Services
Cash and cash equivalents	17,852	14,994
Restricted cash and cash equivalents	1,159	1,332
Investments	318,325	321,081
Investments in related parties	39,485	34,979
Assets of consolidated variable interest entities
Cash and cash equivalents	298	569
Investments	31,922	29,992
Other assets	299	346
Reinsurance recoverable	10,304	10,282
Deferred acquisition costs, deferred sales inducements and value of business acquired	8,812	8,634
Goodwill	4,079	4,072
Other assets	14,531	15,120
	447,066	441,401
Total Assets	$467,530	$460,949

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	March 31, 2026	December 31, 2025
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,857	$3,861
Due to related parties	1,296	1,062
Debt	6,380	5,516
Liabilities of consolidated variable interest entities
Accounts payable, accrued expenses, and other liabilities	2,930	1,949
	14,463	12,388
Retirement Services
Interest sensitive contract liabilities	326,502	315,889
Future policy benefits	48,657	50,264
Market risk benefits	5,010	4,930
Debt	7,840	7,848
Payables for collateral on derivatives and securities to repurchase	8,529	11,085
Other liabilities	14,876	14,329
Liabilities of consolidated variable interest entities
Other liabilities	2,120	1,701
	413,534	406,046
Total Liabilities	427,997	418,434
Commitments and Contingencies (note 17)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	—
Equity
Mandatory Convertible Preferred Stock, 28,749,665 and 28,749,665 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,398	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 576,507,457 and 578,981,398 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	16,540	16,954
Retained earnings	5,157	7,634
Accumulated other comprehensive income (loss)	(3,144)	(2,645)
Total Apollo Global Management, Inc. Stockholders’ Equity	19,951	23,341
Non-controlling interests	19,582	19,174
Total Equity	39,533	42,515
Total Liabilities, Redeemable non-controlling interests and Equity	$467,530	$460,949

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(In millions, except per share data)	2026	2025
Revenues
Asset Management
Management fees	$696	$508
Advisory and transaction fees, net	306	195
Investment income (loss)	(77)	303
Incentive fees	64	40
Property management, development and other fees	22	—
	1,011	1,046
Retirement Services
Premiums	217	127
Product charges	281	265
Net investment income	5,139	4,341
Investment related gains (losses)	(2,078)	(828)
Revenues of consolidated variable interest entities	485	592
Other revenues	4	5
	4,048	4,502
Total Revenues	5,059	5,548
Expenses
Asset Management
Compensation and benefits	711	745
Interest expense	77	60
General, administrative and other	439	308
	1,227	1,113
Retirement Services
Interest sensitive contract benefits	1,591	1,494
Future policy and other policy benefits	639	541
Market risk benefits remeasurement (gains) losses	259	385
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	337	267
Policy and other operating expenses	626	542
	3,452	3,229
Total Expenses	4,679	4,342
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(112)	(18)
Net gains (losses) from investment activities of consolidated variable interest entities	(15)	211
Other income (loss), net	30	(218)
Total Other income (loss)	(97)	(25)
Income (loss) before income tax (provision) benefit	283	1,181
Income tax (provision) benefit	(1,694)	(243)
Net income (loss)	(1,411)	938
Net (income) loss attributable to non-controlling interests	(495)	(496)
Net income (loss) attributable to Apollo Global Management, Inc.	(1,906)	442
Preferred stock dividends	(24)	(24)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$(1,930)	$418

Earnings (loss) per share
Net income (loss) attributable to common stockholders – Basic	$(3.27)	$0.68
Net income (loss) attributable to common stockholders – Diluted	$(3.27)	$0.68
Weighted average shares outstanding – Basic	594.9	587.3
Weighted average shares outstanding – Diluted	594.9	593.0

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
(In millions)	2026	2025
Net income (loss)	$(1,411)	$938
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(2,054)	1,492
Unrealized gains (losses) on hedging instruments	130	229
Remeasurement gains (losses) on future policy benefits related to discount rate	909	(528)
Remeasurement gains (losses) on market risk benefits related to credit risk	216	116
Foreign currency translation and other adjustments	(30)	63
Other comprehensive income (loss), before tax	(829)	1,372
Income tax provision (benefit) related to other comprehensive income (loss)	(156)	273
Other comprehensive income (loss)	(673)	1,099
Comprehensive income (loss)	(2,084)	2,037
Comprehensive (income) loss attributable to non-controlling interests	(321)	(684)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$(2,405)	$1,353

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the Three Months Ended March 31, 2025
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at January 1, 2025	565,738,933	$1,398	$15,327	$6,022	$(5,494)	$17,253	$13,711	$30,964
Net income (loss)	—	24	—	418	—	442	496	938
Other comprehensive income (loss)	—	—	—	—	911	911	188	1,099
Capital increase related to equity-based compensation	—	—	128	—	—	128	—	128
Capital contributions	—	—	—	—	—	—	636	636
Dividends/distributions	—	(24)	—	(278)	—	(302)	(216)	(518)
Payments related to issuances of common stock for equity-based awards	4,332,162	—	6	(528)	—	(522)	—	(522)
Repurchase of common stock	(1,392,000)	—	(193)	—	—	(193)	—	(193)
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(442)	(442)
Issuance of warrants	—	—	54	—	—	54	—	54
Issuance of common stock related to equity transactions	540,177	—	—	—	—	—	—	—
Accretion of redeemable non-controlling interests	—	—	5	—	—	5	—	5
Issuance of common stock to donor-advised fund	1,213,003	—	200	—	—	200	—	200
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(5)	(5)
Balance at March 31, 2025	570,432,275	$1,398	$15,527	$5,634	$(4,583)	$17,976	$14,368	$32,344

	For the three months ended March 31, 2026
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at January 1, 2026	578,981,398	$1,398	$16,954	$7,634	$(2,645)	$23,341	$19,174	$42,515
Net income (loss)	—	24	—	(1,930)	—	(1,906)	495	(1,411)
Other comprehensive income (loss)	—	—	—	—	(499)	(499)	(174)	(673)
Capital increase related to equity-based compensation	—	—	195	—	—	195	—	195
Capital contributions	—	—	—	—	—	—	947	947
Dividends/distributions	—	(24)	—	(312)	—	(336)	(868)	(1,204)
Payments related to issuances of common stock for equity-based awards	2,459,396	—	15	(235)	—	(220)	—	(220)
Repurchase of common stock	(5,182,831)	—	(634)	—	—	(634)	—	(634)
Stock option and warrant exercises	249,494	—	8	—	—	8	—	8
Other changes in equity of non-controlling interests	—	—	2	—	—	2	8	10
Balance at March 31, 2026	576,507,457	$1,398	$16,540	$5,157	$(3,144)	$19,951	$19,582	$39,533

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(In millions)	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(1,411)	$938
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	232	149
Net investment income	(85)	(370)
Net recognized (gains) losses on investments and derivatives	1,548	306
Depreciation and amortization	397	308
Net amortization (accretion) of net investment premiums, discount and other	(65)	(42)
Policy acquisition costs deferred	(364)	(515)
Other non-cash amounts included in net income (loss), net	(163)	300
Changes in consolidation	—	(23)
Changes in operating assets and liabilities:
Purchases of investments by funds and VIEs	(3,030)	(871)
Proceeds from sale of investments by funds and VIEs	2,981	1,191
Interest sensitive contract liabilities	247	519
Future policy benefits, market risk benefits and reinsurance recoverable	(259)	(289)
Other assets and liabilities, net	1,592	(589)
Net cash provided by operating activities	1,620	1,012
Cash Flows from Investing Activities
Purchases of investments and contributions to equity method investments	(2,497)	(1,336)
Purchases of available-for-sale securities	(18,114)	(24,317)
Purchases of mortgage loans	(6,634)	(9,013)
Purchases of investment funds	(2,789)	(714)
Purchases of U.S. Treasury securities	(1)	(444)
Purchases of derivatives instruments and other investments	(1,160)	(942)
Sales, maturities and repayments of investments and distributions from equity method investments	22,587	18,976
Other investing activities, net	274	902
Net cash used in investing activities	(8,334)	(16,888)
Cash Flows from Financing Activities
Issuance of debt	3,146	294
Repayment of debt	(1,419)	(818)
Repurchase of common stock	(632)	(193)
Common stock dividends	(312)	(278)
Preferred stock dividends	(24)	(24)
Distributions paid to non-controlling interests	(891)	(210)
Contributions from non-controlling interests	947	607
Deposits on investment-type policies and contracts	19,652	25,306
Withdrawals on investment-type policies and contracts	(7,831)	(5,248)
Net change in cash collateral posted for derivative transactions and securities to repurchase	(2,556)	(4,399)
Other financing activities, net	(208)	(763)
Net cash provided by financing activities	9,872	14,274
		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(In millions)	2026	2025
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net increase (decrease) in cash and cash equivalents, restricted cash and cash held at consolidated variable interest entities	3,157	(1,599)
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, beginning of period	20,591	17,112
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, end of period	$23,748	$15,513

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) for taxes	$(157)	$310
Cash paid for interest	220	321
Non-cash transactions
Non-cash financing activities
Asset Management and Other
Capital increases related to equity-based compensation	187	121
Issuance of warrants	—	54
Issuance of restricted shares	15	6
Issuance of common stock to donor-advise fund	—	200
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	(323)	(483)
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	1,138	1,761

Reconciliation of cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities to the condensed consolidated Statements of Financial Condition:

Cash and cash equivalents	$21,421	$12,894
Restricted cash and cash equivalents	1,178	2,213
Cash and cash equivalents held at consolidated variable interest entities	1,149	406
Total cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	$23,748	$15,513

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information and the SEC’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Certain disclosures included in the annual audited financial statements have been condensed or omitted as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements included in our 2025 Annual Report.

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

Deferred Revenue

Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the condensed consolidated statements of financial condition. There was $79 million of revenue recognized during the three months ended March 31, 2026 that was previously deferred as of January 1, 2026.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recently Issued Accounting Pronouncements

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASU 2024-03)

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

Derivatives and Hedging and Revenue from Contracts with Customers (ASU 2025-07)

In September 2025, the FASB issued amendments to refine the scope of derivatives within the derivatives guidance by excluding certain non-exchange-traded contracts for which settlement is based on operations or activities specific to a party, unless settlement involves a market-based variable or a financial instrument. The updates also clarify that share-based non-cash consideration from a customer in a revenue contract should be accounted for under revenue recognition guidance until the entity’s right to receive or retain the consideration becomes unconditional.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Derivatives and Hedging – Hedge Accounting Improvements (ASU 2025-09)

In November 2025, the FASB issued guidance amending certain aspects of the hedge accounting guidance and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The objective of this ASU is to more closely align hedge accounting with the economics of an entity’s risk management activities.

The guidance is mandatorily effective for the Company for fiscal years beginning after December 15, 2026, including interim periods therein; early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

Interim Reporting (ASU 2025-11)

In December 2025, the FASB issued amendments to improve the guidance in Accounting Standards Codification (“ASC”) 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.

The guidance is mandatorily effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027; early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

Income Taxes – Improvements to Income Tax Disclosures (ASU 2023-09)

In December 2023, the FASB made amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant.

The Company adopted the guidance for the annual reporting period ended December 31, 2025, and there was no impact on the condensed consolidated financial statements in interim periods upon adoption.

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

The Company performed a valuation of the acquired investments and identifiable intangibles using methodologies consistent with those described in note 2 of the consolidated financial statements included in our 2025 Annual Report and note 7 herein.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Pro Forma Financial Information

Unaudited pro forma financial information for the three months ended March 31, 2025 are presented below. Pro forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the Bridge acquisition and assumes it occurred as of January 1, 2024. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisition been completed as of January 1, 2024.

Three months ended March 31,
(In millions)	2025
Total Revenues	$5,636
Net income attributable to Apollo Global Management, Inc.	422

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

4. Investments

The following table outlines the Company’s investments:

(In millions)	March 31, 2026	December 31, 2025
Asset Management
Investments, at fair value	$2,161	$1,696
Equity method investments	1,329	1,278
Performance allocations	2,792	3,240
Other investments	12	12
Total Investments – Asset Management	6,294	6,226
Retirement Services
AFS securities, at fair value	219,474	218,644
Trading securities, at fair value	7,608	6,863
Equity securities, at fair value	763	1,088
Mortgage loans, at fair value	94,634	93,404
Investment funds	3,320	2,257
Policy loans	296	301
Funds withheld at interest	18,473	19,628
Derivative assets	8,352	9,190
Short-term investments	158	193
Other investments	4,732	4,492
Total Investments, including related parties – Retirement Services	357,810	356,060
Total Investments	$364,104	$362,286

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended March 31,
(In millions)	2026	2025
Realized gains (losses) on sales of investments, net	$(70)	$(9)
Net change in unrealized gains (losses) due to changes in fair value	(42)	(9)
Net gains (losses) from investment activities	$(112)	$(18)

Performance Allocations

Performance allocations receivable and those of consolidated VIEs are recorded within investments and investments of consolidated VIEs, respectively, in the condensed consolidated statements of financial condition. The following table presents the performance allocations:

(In millions)	March 31, 2026	December 31, 2025
Performance allocations	$2,792	$3,240
Performance allocations – consolidated VIEs	281	314
Total performance allocations	$3,073	$3,554

The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Total performance allocations, January 1, 2026	$3,554
Change in fair value of funds	186
Fund distributions to the Company	(667)
Total performance allocations, March 31, 2026	$3,073

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	March 31, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$20,138	$—	$50	$(1,389)	$18,799
U.S. state, municipal and political subdivisions	942	—	—	(195)	747
Foreign governments	2,316	—	24	(668)	1,672
Corporate	95,501	(56)	649	(10,041)	86,053
CLO	23,415	—	436	(157)	23,694
ABS	38,062	(179)	1,101	(494)	38,490
CMBS	12,996	(91)	66	(328)	12,643
RMBS	8,738	(417)	235	(278)	8,278
Total AFS securities	202,108	(743)	2,561	(13,550)	190,376
AFS securities – related parties
Corporate	3,491	—	21	(98)	3,414
CLO	6,766	—	78	(46)	6,798
ABS	18,922	(1)	30	(218)	18,733
CMBS	153	—	—	—	153
Total AFS securities – related parties	29,332	(1)	129	(362)	29,098
Total AFS securities, including related parties	$231,440	$(744)	$2,690	$(13,912)	$219,474

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$18,008	$—	$116	$(1,226)	$16,898
U.S. state, municipal and political subdivisions	954	—	—	(195)	759
Foreign governments	2,225	—	32	(598)	1,659
Corporate	97,166	(105)	1,291	(8,921)	89,431
CLO	25,730	—	648	(106)	26,272
ABS	35,275	(171)	823	(465)	35,462
CMBS	13,351	(70)	120	(317)	13,084
RMBS	9,407	(411)	300	(264)	9,032
Total AFS securities	202,116	(757)	3,330	(12,092)	192,597
AFS securities – related parties
Corporate	2,287	—	43	(13)	2,317
CLO	7,103	—	121	(21)	7,203
ABS	16,500	(1)	45	(178)	16,366
CMBS	162	—	—	(1)	161
Total AFS securities – related parties	26,052	(1)	209	(213)	26,047
Total AFS securities, including related parties	$228,168	$(758)	$3,539	$(12,305)	$218,644

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	March 31, 2026
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,297	$2,268
Due after one year through five years	22,166	21,849
Due after five years through ten years	22,404	21,387
Due after ten years	72,030	61,767
CLO, ABS, CMBS and RMBS	83,211	83,105
Total AFS securities	202,108	190,376
AFS securities – related parties
Due in one year or less	7	7
Due after one year through five years	1,134	1,145
Due after five years through ten years	845	849
Due after ten years	1,505	1,413
CLO, ABS and CMBS	25,841	25,684
Total AFS securities – related parties	29,332	29,098
Total AFS securities, including related parties	$231,440	$219,474

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

Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	March 31, 2026
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$10,160	$(387)	$3,560	$(1,002)	$13,720	$(1,389)
U.S. state, municipal and political subdivisions	34	(1)	694	(194)	728	(195)
Foreign governments	211	(17)	1,243	(651)	1,454	(668)
Corporate	27,209	(933)	35,853	(9,098)	63,062	(10,031)
CLO	13,048	(110)	967	(43)	14,015	(153)
ABS	11,219	(174)	4,495	(260)	15,714	(434)
CMBS	4,493	(28)	1,776	(244)	6,269	(272)
RMBS	761	(6)	694	(76)	1,455	(82)
Total AFS securities	67,135	(1,656)	49,282	(11,568)	116,417	(13,224)
AFS securities – related parties
Corporate	1,695	(97)	75	(1)	1,770	(98)
CLO	4,024	(41)	39	(3)	4,063	(44)
ABS	4,722	(21)	2,320	(179)	7,042	(200)
CMBS	76	—	19	—	95	—
Total AFS securities – related parties	10,517	(159)	2,453	(183)	12,970	(342)
Total AFS securities, including related parties	$77,652	$(1,815)	$51,735	$(11,751)	$129,387	$(13,566)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$5,987	$(96)	$4,068	$(1,130)	$10,055	$(1,226)
U.S. state, municipal and political subdivisions	37	(1)	707	(194)	744	(195)
Foreign governments	84	(11)	1,326	(587)	1,410	(598)
Corporate	13,107	(284)	38,209	(8,602)	51,316	(8,886)
CLO	11,891	(59)	1,017	(45)	12,908	(104)
ABS	6,355	(165)	4,873	(263)	11,228	(428)
CMBS	1,663	(20)	1,446	(190)	3,109	(210)
RMBS	217	(2)	839	(90)	1,056	(92)
Total AFS securities	39,341	(638)	52,485	(11,101)	91,826	(11,739)
AFS securities – related parties
Corporate	170	(1)	377	(12)	547	(13)
CLO	4,215	(19)	95	(2)	4,310	(21)
ABS	2,069	(6)	3,076	(162)	5,145	(168)
CMBS	70	(1)	5	—	75	(1)
Total AFS securities – related parties	6,524	(27)	3,553	(176)	10,077	(203)
Total AFS securities, including related parties	$45,865	$(665)	$56,038	$(11,277)	$101,903	$(11,942)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	March 31, 2026
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	7,170	4,965
AFS securities – related parties	278	69

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition of the securities. Athene did not recognize the unrealized losses in income, unless as required for hedge accounting, as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended March 31, 2026
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$105	$—	$(49)	$—	$56
ABS	171	—	—	8	179
CMBS	70	—	—	21	91
RMBS	411	1	(14)	19	417
Total AFS securities	757	1	(63)	48	743
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$758	$1	$(63)	$48	$744

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$—	$(1)	$174
ABS	76	1	(1)	6	82
CMBS	60	—	—	—	60
RMBS	397	2	(7)	—	392
Total AFS securities	708	3	(8)	5	708
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$3	$(8)	$5	$709

Net Investment Income

Net investment income by asset class consists of the following:

	Three months ended March 31,
(In millions)	2026	2025
AFS securities	$3,038	$2,664
Trading securities	122	42
Equity securities	16	15
Mortgage loans	1,544	1,123
Investment funds	(6)	38
Funds withheld at interest	215	265
Other	248	230
Investment revenue	5,177	4,377
Investment expenses	(38)	(36)
Net investment income	$5,139	$4,341

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Three months ended March 31,
(In millions)	2026	2025
AFS securities[1]
Gross realized gains on investment activity	$122	$711
Gross realized losses on investment activity	(638)	(235)
Net realized investment gains (losses) on AFS securities	(516)	476
Net recognized investment gains (losses) on trading securities	(245)	80
Net recognized investment gains (losses) on equity securities	(31)	15
Net recognized investment gains (losses) on mortgage loans	(756)	1,014
Derivative losses	(941)	(1,512)
Provision for credit losses	2	(8)
Other gains (losses)	409	(893)
Investment related gains (losses)	$(2,078)	$(828)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $7,768 million and $8,945 million for the three months ended March 31, 2026 and 2025, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Three months ended March 31,
(In millions)	2026	2025
Trading securities	$(231)	$21
Equity securities	(7)	12

Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements:

(In millions)	March 31, 2026	December 31, 2025
Less than 30 days	$—	$2,796
91 days to 1 year	750	—
Greater than 1 year	2,494	3,247
Payables for repurchase agreements	$3,244	$6,043

The following table summarizes the securities pledged as collateral for repurchase agreements:

	March 31, 2026		December 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$—	$—	$2,780	$2,787
Foreign governments	259	185	241	185
Corporate	2,082	1,787	2,022	1,785
CLO	609	605	611	608
ABS	526	508	584	568
CMBS	231	231	197	198
RMBS	93	94	93	94
Total securities pledged under repurchase agreements	$3,800	$3,410	$6,528	$6,225

As of December 31, 2025, $907 million of repurchase agreements were presented net of reverse repurchase agreements on the condensed consolidated statements of financial condition, and the agreements were net settled during the three months ended March 31, 2026.

Reverse Repurchase Agreements

As of March 31, 2026 and December 31, 2025, amounts loaned under reverse repurchase agreements were $150 million and $1,067 million, respectively, and the fair value of the collateral was $858 million, comprised primarily of asset-backed securities, and $1,822 million, comprised primarily of asset-backed securities and short-term investments, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans include both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 7 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	March 31, 2026	December 31, 2025
Commercial mortgage loans	$39,974	$38,869
Commercial mortgage loans under development	1,745	1,787
Total commercial mortgage loans	41,719	40,656
Mark to fair value	(1,705)	(1,585)
Commercial mortgage loans	40,014	39,071
Residential mortgage loans	56,125	55,613
Mark to fair value	526	860
Residential mortgage loans	56,651	56,473
Mortgage loans	$96,665	$95,544

Athene invests in commercial mortgage loans, primarily on income-producing properties including apartments, industrial properties, office buildings, hotels, and retail buildings. Athene diversifies the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. Athene evaluates mortgage loans based on relevant current information to confirm whether properties are performing at a consistent and acceptable level to secure the related debt.

The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$14,539	36.3%	$15,458	39.5%
Industrial	9,491	23.7%	8,778	22.5%
Office building	4,558	11.4%	4,530	11.6%
Hotels	3,103	7.8%	2,773	7.1%
Retail	2,277	5.7%	2,061	5.3%
Other commercial	6,046	15.1%	5,471	14.0%
Total commercial mortgage loans	$40,014	100.0%	$39,071	100.0%

U.S. region
East North Central	$1,949	4.9%	$1,883	4.8%
East South Central	411	1.0%	447	1.1%
Middle Atlantic	9,185	23.0%	9,323	23.9%
Mountain	1,626	4.1%	1,605	4.1%
New England	1,089	2.7%	1,088	2.8%
Pacific	5,666	14.2%	6,021	15.4%
South Atlantic	7,491	18.7%	6,919	17.7%
West North Central	789	2.0%	842	2.2%
West South Central	3,397	8.5%	3,175	8.1%
Total U.S. region	31,603	79.1%	31,303	80.1%
International region
U.K.	3,169	7.9%	3,085	7.9%
Other international[1]	5,242	13.0%	4,683	12.0%
Total international region	8,411	20.9%	7,768	19.9%
Total commercial mortgage loans	$40,014	100.0%	$39,071	100.0%

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Athene’s residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	March 31, 2026	December 31, 2025
U.S. States
California	23.0%	23.0%
Texas	15.1%	15.2%
Florida	10.5%	10.6%
Other[1]	42.7%	42.5%
Total U.S. residential mortgage loan percentage	91.3%	91.3%
International[1]	8.7%	8.7%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$184	0.7%	$108	0.4%
Investment funds – related parties
Origination platforms	34	0.1%	33	0.1%
Retirement services platforms	2,533	8.8%	1,538	5.9%
Equity	266	0.9%	260	1.0%
Credit	297	1.0%	313	1.2%
Other	6	—%	5	—%
Total investment funds – related parties	3,136	10.8%	2,149	8.2%
Investment funds – consolidated VIEs
Origination platforms	9,450	32.6%	9,067	34.7%
Equity	10,562	36.5%	9,553	36.5%
Credit	3,385	11.7%	3,682	14.1%
Other	2,236	7.7%	1,586	6.1%
Total investment funds – consolidated VIEs	25,633	88.5%	23,888	91.4%
Total investment funds, including related parties and consolidated VIEs	$28,953	100.0%	$26,145	100.0%

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	March 31, 2026
Investment-grade ABS debt issued by AP Grange Holdings, LLC (“AP Grange”)[1]	$5,662
Investments in Atlas Securitized Products Holdings L.P. (“Atlas”)[2]	3,325
Investment-grade ABS debt issued by Fox Hedge L.P.	3,159
Investments in Athora[2]	3,150
Investment-grade ABS debt issued by Apollo Multi-Asset Prime Securities (“AMAPS”) 2, LLC[2]	3,000
Investment-grade ABS debt issued by AMAPS 3, LLC[2]	2,925
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,779
Investment-grade ABS debt issued by AMAPS 1, LLC[2]	2,544
Investment-grade ABS debt issued by SVF II Finco Cayman L.P.	2,116

December 31, 2025
Investment-grade ABS debt issued by AP Grange[1]	$5,080
Investments in Atlas[2]	3,304
Investment-grade ABS debt issued by Fox Hedge L.P.	3,171
Investment-grade ABS debt issued by AMAPS 2, LLC[2]	3,000
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,791
Investment-grade ABS debt issued by AMAPS 1, LLC[2]	2,550

[1] During the second quarter of 2026, AP Grange called the ABS debt outstanding. As a result, Athene will recognize a gain of $673 million in the second quarter of 2026.
[2] Amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. For Atlas and Athora, see note 16 for additional information.

5. Derivatives

Athene uses a variety of derivative instruments to manage risks, primarily equity, interest rate, foreign currency and market volatility. See note 7 for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	26,971	$787	$660	26,437	$560	$868
Forwards	1,950	99	21	2,302	81	34
Interest rate swaps	4,198	51	275	4,347	86	242
Forwards on net investments	243	5	—	234	—	—
Interest rate swaps	35,231	69	47	31,252	129	30
Total derivatives designated as hedges		1,011	1,003		856	1,174
Derivatives not designated as hedges
Equity options	100,871	5,683	327	97,259	6,905	170
Futures	52	88	—	890	192	1
Foreign currency swaps	20,398	335	561	19,248	230	744
Interest rate swaps and forwards	26,803	115	448	14,606	72	295
Other swaps	2,262	109	14	2,845	78	2
Foreign currency forwards	47,663	1,011	3,482	47,486	857	3,356
Embedded derivatives
Funds withheld, including related parties		(2,921)	46		(2,765)	150
Interest sensitive contract liabilities		—	13,549		—	14,749
Total derivatives not designated as hedges		4,420	18,427		5,569	19,467
Total derivatives		$5,431	$19,430		$6,425	$20,641

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by January 2036. During the three months ended March 31, 2026 and 2025, Athene recognized losses of $64 million and gains of $96 million, respectively, in other comprehensive income (“OCI”) associated with these hedges. There were no amounts deemed ineffective during the three months ended March 31, 2026 and 2025. As of March 31, 2026, Athene expected an estimated $5 million to be reclassified to income within the next 12 months based on current market economics; however, actual amounts recognized may vary as a result of changes in relevant market conditions.

Fair Value Hedges

Athene uses foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date. The amortized cost of AFS debt securities in qualifying fair value hedges of foreign currency risk was $20.9 billion and $21.3 billion as of March 31, 2026 and December 31, 2025, respectively. The carrying value of interest sensitive contract liabilities in qualifying fair value hedges of foreign currency swaps was $8.3 billion and $8.4 billion as of March 31, 2026 and December 31, 2025, respectively.

The following represents the carrying amount and the cumulative amount of fair value hedging adjustments of hedged liabilities, excluding liabilities solely hedging foreign currency risk and cumulative amounts related to foreign currency gains (losses):

	March 31, 2026		December 31, 2025
(In millions)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)
Interest sensitive contract liabilities
Foreign currency interest rate swaps	$4,033	$87	$4,271	$77
Interest rate swaps	20,287	81	19,175	(20)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended March 31, 2026
Investment related gains (losses)
Foreign currency forwards	$40	$(36)	$4	$7	$—
Foreign currency swaps	173	(174)	(1)	—	—
Foreign currency interest rate swaps	(59)	58	(1)	—	—
Interest rate swaps	(107)	106	(1)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	24	(23)	1	—	—
Three months ended March 31, 2025
Investment related gains (losses)
Foreign currency forwards	(115)	104	(11)	10	—
Foreign currency swaps	(332)	359	27	—	—
Foreign currency interest rate swaps	137	(134)	3	—	—
Interest rate swaps	129	(125)	4	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	23	(23)	—	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended March 31,
(In millions)	2026	2025
Foreign currency forwards	$1	$26
Foreign currency swaps	193	107

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended March 31, 2026 and 2025, these derivatives had gains of $4 million and losses of $8 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of March 31, 2026 and December 31, 2025, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $18 million and $14 million, respectively. During the three months ended March 31, 2026 and 2025, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2026	2025
Equity options	$(1,155)	$(936)
Futures	(47)	(7)
Foreign currency swaps	436	(279)
Interest rate swaps and forwards and other swaps	(114)	(67)
Foreign currency forwards	46	(210)
Embedded derivatives on funds withheld	(161)	158
Amounts recognized in investment related gains (losses)	(995)	(1,341)
Embedded derivatives in indexed annuity products[1]	1,531	1,003
Total gains (losses) on derivatives not designated as hedges	$536	$(338)

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

The estimated fair value of Athene’s net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2026
Derivative assets	$8,352	$(2,726)	$(5,283)	$343	$(126)	$217
Derivative liabilities	(5,835)	2,726	2,566	(543)	591	48

December 31, 2025
Derivative assets	$9,190	$(2,602)	$(5,908)	$680	$(889)	$(209)
Derivative liabilities	(5,742)	2,602	2,491	(649)	561	(88)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of March 31, 2026 and December 31, 2025, amounts not subject to master netting or similar agreements were immaterial.

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

Certain derivative instruments contain provisions for credit-related events, such as a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, Athene may be required to settle an outstanding liability. Athene has written credit default swaps primarily on high-yield indices. As of March 31, 2026 and December 31, 2025, the carrying value of these derivatives was $107 million and $76 million in assets, respectively, and less than $1 million of liabilities as of each respective period. As of March 31, 2026 and December 31, 2025, the maximum amount of potential future payments on the credit default swaps was $985 million and $510 million, respectively.

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

As of March 31, 2026, cash and cash equivalents of consolidated VIEs includes $69 million of restricted cash held in escrow related to the sale of an investment, which is expected to be released over the next 15 months.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other assets of the consolidated VIEs include short-term receivables due from investments sold and interest receivables. Accounts payable, accrued expenses, and other liabilities of consolidated VIEs include debt, profit sharing payable and other short-term payables.

Results from certain consolidated VIEs are reported on up to a three-month lag based upon the availability of financial information.

Consolidated Variable Interest Entities—Asset Management

The following table presents the investments of the consolidated VIEs:

(In millions)	March 31, 2026	December 31, 2025
Asset Management
Investments, at fair value	$2,895	$3,078
Equity method investments	116	112
Performance allocations	281	314
Other investments	9	5
Total Investments – Asset Management	$3,301	$3,509

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2026	2025
Net gains (losses) from investment activities	$(50)	$198
Net gains (losses) from debt	38	—
Interest and other income	55	34
Interest and other expenses	(58)	(21)
Net gains (losses) from investment activities of consolidated variable interest entities	$(15)	$211

In addition, we recognize revenues and expenses of certain consolidated VIEs within management fees, investment income (loss), compensation and benefits and general, administrative and other. The following table presents revenues, expenses and other gains (losses) related to the activities of these VIEs.

	Three months ended March 31,
(In millions)	2026	2025
Revenues	$(3)	$32
Expenses	37	4
Other gains (losses)	(3)	(14)

Included within other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	March 31, 2026			December 31, 2025
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$2,257	5.73%	0.19	$1,443	5.66%	0.24
Total – Asset Management	$2,257			$1,443

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The consolidated VIEs’ debt obligations contain various customary loan covenants. As of March 31, 2026, the Company was not aware of any instances of non-compliance with any of these covenants.

Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2026	2025
Trading securities	$54	$47
Mortgage loans	32	43
Investment funds	4	1
Investment expenses and other	(11)	(7)
Net investment income	79	84

Net recognized investment gains (losses) on trading securities	(45)	2
Net recognized investment gains on mortgage loans	2	20
Net recognized investment gains on investment funds	442	485
Net other gains	7	1
Investment related gains (losses)	406	508
Revenues of consolidated variable interest entities	$485	$592

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	March 31, 2026	December 31, 2025
Maximum Loss Exposure[1,2]	$392	$453

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2026		December 31, 2025
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$184	$527	$108	$458
Investment in related parties – investment funds	3,136	4,306	2,149	5,859
Assets of consolidated VIEs – investment funds	25,633	30,854	23,888	29,804
Investment in fixed maturity securities	83,680	85,177	84,397	87,995
Investment in related parties – fixed maturity securities	26,119	28,218	24,184	26,717
Investment in related parties – equity securities	—	—	266	266
Total non-consolidated investments	$138,752	$149,082	$134,992	$151,099

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Fair Value

Fair Value Measurements of Financial Instruments

The following summarizes the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	March 31, 2026
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$3,569	$—	$—		$—	$3,569
Restricted cash and cash equivalents	19	—	—		—	19
Cash and cash equivalents of consolidated VIEs	851	—	—		—	851
Investments	180	182	1,586	[1]	213	2,161
Investments of consolidated VIEs	5	320	1,938		632	2,895
Due from related parties[2]	—	—	15		—	15
Derivative assets[3]	—	40	2		—	42
Total Assets – Asset Management	4,624	542	3,541		845	9,552
Retirement Services
AFS Securities
U.S. government and agencies	18,799	—	—		—	18,799
U.S. state, municipal and political subdivisions	—	747	—		—	747
Foreign governments	606	1,049	17		—	1,672
Corporate	9	79,616	6,428		—	86,053
CLO	—	23,694	—		—	23,694
ABS	—	13,706	24,784		—	38,490
CMBS	—	12,624	19		—	12,643
RMBS	—	7,867	411		—	8,278
Total AFS securities	19,414	139,303	31,659		—	190,376
Trading securities	24	6,065	143		—	6,232
Equity securities	179	576	8		—	763
Mortgage loans	—	—	93,077		—	93,077
Funds withheld at interest – embedded derivative	—	—	(2,540)		—	(2,540)
Derivative assets	109	8,241	2		—	8,352
Short-term investments	—	7	1		—	8
Other investments	—	1,280	709		—	1,989
Cash and cash equivalents	17,852	—	—		—	17,852
Restricted cash and cash equivalents	1,159	—	—		—	1,159
Investments in related parties
AFS securities
Corporate	—	2,432	982		—	3,414
CLO	—	5,465	1,333		—	6,798
ABS	—	1,130	17,603		—	18,733
CMBS	—	153	—		—	153
Total AFS securities – related parties	—	9,180	19,918		—	29,098
Trading securities	—	—	1,376		—	1,376
Mortgage loans	—	—	1,557		—	1,557
Investment funds	—	—	2,310		—	2,310
Funds withheld at interest – embedded derivative	—	—	(381)		—	(381)
Other investments	—	—	341		—	341
Reinsurance recoverable	—	—	1,851		—	1,851
Other assets[5]	—	—	183		—	183
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2026
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Assets of consolidated VIEs
Trading securities	—	963	2,411	—	3,374
Mortgage loans	—	—	2,031	—	2,031
Investment funds	—	—	288	25,345	25,633
Cash and cash equivalents	298	—	—	—	298
Total Assets – Retirement Services	39,035	165,615	154,944	25,345	384,939
Total Assets	$43,659	$166,157	$158,485	$26,190	$394,491
Liabilities
Asset Management
Due to related parties[2]	$—	$—	$84	$—	$84
Contingent consideration obligations[4]	—	—	56	—	56
Other liabilities of consolidated VIEs, at fair value	—	—	17	—	17
Total Liabilities – Asset Management	—	—	157	—	157
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	13,549	—	13,549
Universal life benefits	—	—	744	—	744
Future policy benefits
AmerUs Life Insurance Company (“AmerUs”) Closed Block	—	—	1,061	—	1,061
Indianapolis Life Insurance Company (“ILICO”) Closed Block and life benefits	—	—	526	—	526
Market risk benefits[5]	—	—	5,010	—	5,010
Derivative liabilities	48	5,787	—	—	5,835
Other liabilities	—	—	143	—	143
Total Liabilities – Retirement Services	48	5,787	21,033	—	26,868
Total Liabilities	$48	$5,787	$21,190	$—	$27,025

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
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2025
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Assets of consolidated VIEs
Trading securities	—	683	2,437	—	3,120
Mortgage loans	—	—	2,140	—	2,140
Investment funds	—	—	286	23,602	23,888
Cash and cash equivalents	569	—	—	—	569
Total Assets – Retirement Services	34,734	171,812	147,957	23,602	378,105
Total Assets	$38,663	$171,899	$152,115	$23,920	$386,597
Liabilities
Asset Management
Contingent consideration obligations[4]	$—	$—	$72	$—	$72
Derivative liabilities[3]	—	7	—	—	7
Total Liabilities – Asset Management	—	7	72	—	79
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	14,749	—	14,749
Universal life benefits	—	—	766	—	766
Future policy benefits
AmerUs Closed Block	—	—	1,085	—	1,085
ILICO Closed Block and life benefits	—	—	530	—	530
Market risk benefits[5]	—	—	4,930	—	4,930
Derivative liabilities	9	5,733	—	—	5,742
Other liabilities	—	—	254	—	254
Total Liabilities – Retirement Services	9	5,733	22,314	—	28,056
Total Liabilities	$9	$5,740	$22,386	$—	$28,135

(Concluded)
[1] Investments as of March 31, 2026 and December 31, 2025 excludes $240 million and $235 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

[2] Due from/to related parties represents receivables and payables associated with funds. See note 16 for additional information on due from/to related parties.
[3] Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
[4] Other liabilities include profit sharing payable related to contingent obligations classified as Level 3.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	March 31, 2026
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$273	Discounted cash flow	Discount rate	5.2% – 52.8%	25.2%	[1]
	132	Direct capitalization	Capitalization rate	7.0%	7.0%
	1,181	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	15	Discounted cash flow	Discount rate	14.8%	14.8%
Derivative assets	2	Option model	Volatility rate	50.0%	50.0%
Investments of consolidated VIEs
Bank loans	589	Discounted cash flow	Discount rate	6.1% – 11.8%	8.8%	[1]
	270	Adjusted transaction value	N/A	N/A	N/A
Equity securities	364	Discounted cash flow	Discount rate	13.7% – 13.7%	13.7%
	64	Adjusted transaction value	N/A	N/A	N/A
	4	Option model	Volatility rate	65.0% – 200.0%	95.5%	[1]
Bonds	200	Discounted cash flow	Discount rate	6.5% – 9.4%	7.2%	[1]
	447	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS, trading and equity securities	37,666	Discounted cash flow	Discount rate	3.0% – 23.5%	6.7%	[1]
Mortgage loans[2]	96,665	Discounted cash flow	Discount rate	1.4% – 31.4%	6.7%	[1]
Investment funds[2]	147	Discounted cash flow	Discount rate	14.0% – 14.0%	14.0%	[1]
	288	Recoverability	Estimated proceeds	N/A	N/A
	2,163	Adjusted transaction value	N/A	N/A	N/A
Financial Liabilities
Asset Management
Contingent consideration obligations	56	Discounted cash flow	Discount rate	21.0% – 25.0%	23.9%	[1]
Due to related parties	84	Adjusted transaction value	N/A	N/A	N/A
Liabilities of Consolidated VIEs
Bank Loans	16	Adjusted transaction value	N/A	N/A	N/A
	1	Discounted cash flow	Discount rate	6.4% – 11.5%	9.0%	[1]
Retirement Services
Interest sensitive contract liabilities – indexed annuities embedded derivatives	13,549	Discounted cash flow	Nonperformance risk	0.5% – 1.3%	0.8%	[3]
			Option budget	0.5% – 5.9%	3.1%	[4]
			Surrender rate	6.2% – 14.0%	9.7%	[4]

[1] Unobservable inputs were weighted based on the fair value of the investments included in the range.
[2] Includes those of consolidated VIEs.
[3] The nonperformance risk weighted average is based on the projected cash flows attributable to the embedded derivative.
[4] The option budget and surrender rate weighted averages are calculated based on projected account values.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2025
	Fair Value (In millions)	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$850	Discounted cash flow	Discount rate	5.7% – 52.8%	17.3%	[1]
	154	Direct capitalization	Capitalization rate	7.0%	7.0%
	193	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	15	Discounted cash flow	Discount rate	14.8%	14.8%
Derivative assets	7	Option model	Volatility rate	40.0%	40.0%
Investments of consolidated VIEs
Bank loans	357	Discounted cash flow	Discount rate	6.7% – 13.9%	8.9%	[1]
	740	Adjusted transaction value	N/A	N/A	N/A
Equity securities	392	Discounted cash flow	Discount rate	10.0% – 13.5%	12.8%	[1]
	1,014	Adjusted transaction value	N/A	N/A	N/A
	6	Option model	Volatility rate	100.0% – 105.0%	102.9%	[1]
Bonds	430	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS, trading and equity securities	31,915	Discounted cash flow	Discount rate	2.8% – 22.9%	6.4%	[1]
Mortgage loans[2]	95,524	Discounted cash flow	Discount rate	1.0% – 31.5%	6.5%	[1]
	20	Recoverability	Estimated proceeds	N/A	N/A
Investment funds[2]	1,313	Discounted cash flow	Discount rate	13.0% – 14.0%	13.1%	[1]
	286	Recoverability	Estimated proceeds	N/A	N/A
	5	Reported net asset value	Reported net asset value	N/A	N/A
Financial Liabilities
Asset Management
Contingent consideration obligations	72	Discounted cash flow	Discount rate	20.0% – 24.0%	22.9%	[1]
Retirement Services
Interest sensitive contract liabilities – indexed annuities embedded derivatives	14,749	Discounted cash flow	Nonperformance risk	0.4% – 1%	0.6%	[3]
			Option budget	0.5% – 5.9%	3.1%	[4]
			Surrender rate	6.0% – 14.2%	9.6%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended March 31, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,204	$(12)	$—	$396	$—	$1,588	$5	$—
Investments of consolidated VIEs	2,939	(27)	—	(489)	(485)	1,938	(23)	—
Total Level 3 assets – Asset Management	$4,143	$(39)	$—	$(93)	$(485)	$3,526	$(18)	$—

Assets – Retirement Services
AFS securities
Foreign governments	$12	$—	$—	$5	$—	$17	$—	$—
Corporate	6,650	(1)	(153)	648	(716)	6,428	(8)	(152)
ABS	22,207	(57)	(163)	2,963	(166)	24,784	(66)	(167)
CMBS	41	—	—	(22)	—	19	—	—
RMBS	439	4	—	(32)	—	411	—	1
Trading securities	18	(1)	—	128	(2)	143	—	—
Equity securities	8	—	—	—	—	8	—	—
Mortgage loans	91,918	(746)	—	1,905	—	93,077	(749)	—
Funds withheld at interest – embedded derivative	(2,409)	(131)	—	—	—	(2,540)	—	—
Derivative assets	2	—	—	—	—	2	—	—
Short-term investments	—	—	—	1	—	1	—	—
Other investments	761	—	—	(52)	—	709	—	—
Investments in related parties
AFS securities
Corporate	1,200	—	8	(226)	—	982	—	(2)
CLO	1,333	—	—	—	—	1,333	—	(1)
ABS	15,277	2	(49)	2,277	96	17,603	—	(51)
Trading securities	454	(22)	—	925	19	1,376	(12)	—
Equity securities	266	(4)	—	(262)	—	—	—	—
Mortgage loans	1,486	(7)	—	78	—	1,557	(7)	—
Investment funds	1,318	(9)	—	1,001	—	2,310	(9)	—
Funds withheld at interest – embedded derivative	(356)	(25)	—	—	—	(381)	—	—
Other investments	344	(3)	—	—	—	341	(4)	—
Reinsurance recoverable	1,911	(84)	—	24	—	1,851	—	—
Assets of consolidated VIEs
Trading securities	2,437	(46)	—	70	(50)	2,411	(46)	—
Mortgage loans	2,140	2	—	(111)	—	2,031	6	—
Investment funds	286	2	—	—	—	288	2	—
Total Level 3 assets – Retirement Services	$147,743	$(1,126)	$(357)	$9,320	$(819)	$154,761	$(893)	$(372)

								(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Liabilities – Asset Management
Due to related parties	$—	$(3)	$—	$87	$—	$84	$—	$—
Contingent consideration obligations	72	—	—	(16)	—	56	—	—
Other liabilities of consolidated VIEs	—	16	—	1	—	17	—	—
Total Level 3 liabilities – Asset Management	$72	$13	$—	$72	$—	$157	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(14,749)	$1,531	$—	$(331)	$—	$(13,549)	$—	$—
Universal life benefits	(766)	22	—	—	—	(744)	—	—
Future policy benefits
AmerUs Closed Block	(1,085)	24	—	—	—	(1,061)	—	—
ILICO Closed Block and life benefits	(530)	4	—	—	—	(526)	—	—
Other liabilities	(254)	111	—	—	—	(143)	—	—
Total Level 3 liabilities – Retirement Services	$(17,384)	$1,692	$—	$(331)	$—	$(16,023)	$—	$—

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended March 31, 2026
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$757	$—	$(361)	$—	$396	$—	$—	$—
Investments of consolidated VIEs	2,033	—	(2,522)	—	(489)	1	(486)	(485)
Total Level 3 assets – Asset Management	$2,790	$—	$(2,883)	$—	$(93)	$1	$(486)	$(485)

Assets – Retirement Services
AFS securities
Foreign governments	$5	$—	$—	$—	$5	$—	$—	$—
Corporate	897	—	(141)	(108)	648	—	(716)	(716)
ABS	3,441	—	(31)	(447)	2,963	—	(166)	(166)
CMBS	—	—	(22)	—	(22)	—	—	—
RMBS	—	—	—	(32)	(32)	—	—	—
Trading securities	129	—	—	(1)	128	—	(2)	(2)
Mortgage loans	6,514	—	(30)	(4,579)	1,905	—	—	—
Short-term investments	2	—	—	(1)	1	—	—	—
Other investments	—	—	—	(52)	(52)	—	—	—
Investments in related parties
AFS securities
Corporate	—	—	—	(226)	(226)	—	—	—
ABS	4,675	—	(82)	(2,316)	2,277	96	—	96
Trading securities	928	—	—	(3)	925	19	—	19
Equity securities	—	—	—	(262)	(262)	—	—	—
Mortgage loans	121	—	—	(43)	78	—	—	—
Investment funds	1,006	—	(5)	—	1,001	—	—	—
Reinsurance recoverable	—	30	—	(6)	24	—	—	—
Assets of consolidated VIEs
Trading securities	146	—	(76)	—	70	—	(50)	(50)
Mortgage loans	65	—	(42)	(134)	(111)	—	—	—
Total Level 3 assets – Retirement Services	$17,929	$30	$(429)	$(8,210)	$9,320	$115	$(934)	$(819)

Liabilities – Asset Management
Due to related parties	$—	$87	$—	$—	$87	$—	$—	$—
Contingent consideration obligations	—	—	—	(16)	(16)	—	—	—
Other liabilities of consolidated VIEs	—	2	—	(1)	1	—	—	—
Total Level 3 liabilities – Asset Management	$—	$89	$—	$(17)	$72	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(617)	$—	$286	$(331)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(617)	$—	$286	$(331)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$14	$—	$—	$—	$14	$—	$—	$—
Investments of consolidated VIEs	625	—	(977)	—	(352)	—	(607)	(607)
Total Level 3 assets – Asset Management	$639	$—	$(977)	$—	$(338)	$—	$(607)	$(607)

Assets – Retirement Services
AFS securities
Corporate	$1,555	$—	$(6)	$(128)	$1,421	$96	$(274)	$(178)
ABS	229	—	(12)	(298)	(81)	479	(4,544)	(4,065)
CMBS	28	—	—	—	28	13	(14)	(1)
RMBS	49	—	—	(2)	47	—	—	—
Trading securities	—	—	—	(1)	(1)	—	(14)	(14)
Mortgage loans	9,010	—	(132)	(2,201)	6,677	—	—	—
Short-term investments	12	—	—	(132)	(120)	—	(1)	(1)
Investments in related parties
AFS securities
Corporate	5	—	—	(3)	2	—	—	—
CLO	376	—	—	—	376	—	—	—
ABS	1,204	—	—	(580)	624	—	—	—
Trading securities	22	—	(91)	(67)	(136)	—	—	—
Mortgage loans	—	—	(15)	—	(15)	—	—	—
Reinsurance recoverable	—	41	—	(3)	38	—	—	—
Assets of consolidated VIEs
Trading securities	144	—	(73)	—	71	90	(12)	78
Mortgage loans	15	—	(7)	(95)	(87)	—	—	—
Investment funds	—	—	(496)	—	(496)	—	—	—
Other investments	—	—	(16)	—	(16)	—	—	—
Total Level 3 assets – Retirement Services	$12,649	$41	$(848)	$(3,510)	$8,332	$678	$(4,859)	$(4,181)
Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(13)	$(13)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(13)	$(13)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(752)	$—	$244	$(508)	$—	$—	$—
Other liabilities	—	—	—	1	1	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(752)	$—	$245	$(507)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Three months ended March 31,
(In millions)	2026	2025
Trading securities	$(252)	$75
Mortgage loans	(751)	1,041
Investment funds	(10)	41
Future policy benefits	24	(5)
Other	6	12
Total gains (losses)	$(983)	$1,164

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

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	March 31, 2026	December 31, 2025
Unpaid principal balance	$97,844	$96,269
Mark to fair value	(1,179)	(725)
Fair value	$96,665	$95,544

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2026	December 31, 2025
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$860	$992
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(323)	(337)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$537	$655

Fair value of commercial mortgage loans 90 days or more past due	$313	$274
Fair value of commercial mortgage loans in non-accrual status	537	655

The following represents the residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2026	December 31, 2025
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$965	$826
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(83)	(85)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$882	$741

Fair value of residential mortgage loans 90 days or more past due[1]	$880	$741
Fair value of residential mortgage loans in non-accrual status	801	678

1 As of March 31, 2026 and December 31, 2025, includes $81 million and $63 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on Athene’s mortgage loan portfolio:

	Three months ended March 31,
(In millions)	2026	2025
Mortgage loans	$(24)	$(3)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial mortgage loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	March 31, 2026
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$184	$184	$184	$—	$—	$—
Policy loans	296	296	—	—	296	—
Funds withheld at interest	17,054	17,054	—	—	—	17,054
Short-term investments	132	132	—	—	—	132
Other investments	64	44	—	—	—	44
Investments in related parties
Investment funds	826	826	826	—	—	—
Funds withheld at interest	4,340	4,340	—	—	—	4,340
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$22,914	$22,894	$1,010	$—	$314	$21,570

Financial liabilities
Interest sensitive contract liabilities	$268,841	$263,060	$—	$—	$—	$263,060
Debt	7,840	7,172	—	546	6,626	—
Securities to repurchase	3,244	3,244	—	—	3,244	—
Funds withheld liability	6,247	6,247	—	—	—	6,247
Total financial liabilities not carried at fair value	$286,172	$279,723	$—	$546	$9,870	$269,307

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$108	$108	$108	$—	$—	$—
Policy loans	301	301	—	—	301	—
Funds withheld at interest	17,822	17,822	—	—	—	17,822
Short-term investments	1,049	1,049	—	—	907	142
Other investments	57	67	—	—	—	67
Investments in related parties
Investment funds	831	831	831	—	—	—
Funds withheld at interest	4,571	4,571	—	—	—	4,571
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$24,757	$24,767	$939	$—	$1,226	$22,602

Financial liabilities
Interest sensitive contract liabilities	$257,022	$254,089	$—	$—	$—	$254,089
Debt	7,848	7,498	—	576	6,922	—
Securities to repurchase	6,043	6,043	—	—	6,043	—
Funds withheld liability	5,946	5,946	—	—	—	5,946
Total financial liabilities not carried at fair value	$276,859	$273,576	$—	$576	$12,965	$260,035

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 9 for more information on Athene’s products.

	Three months ended March 31, 2026
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2025	$1,471	$3,135	$66	$25	$2,111	$1,826	$8,634
Additions	142	204	6	12	151	—	515
Amortization	(105)	(84)	(7)	(1)	(60)	(80)	(337)
Balance at March 31, 2026	$1,508	$3,255	$65	$36	$2,202	$1,746	$8,812

	Three months ended March 31, 2025
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type and other	Indexed annuities
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173
Additions	237	258	19	1	184	—	699
Amortization	(81)	(58)	(5)	—	(40)	(83)	(267)
Other	1	—	—	—	—	—	1
Balance at March 31, 2025	$1,315	$2,478	$54	$12	$1,620	$2,127	$7,606
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
▪traditional deferred annuities (including individual and group deferred annuities);
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

	Three months ended March 31, 2026
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2025	$109,201	$105,317	$85,555	$8,821	$308,894
Deposits	7,122	3,430	8,531	728	19,811
Policy charges	—	(210)	—	—	(210)
Surrenders and withdrawals	(2,407)	(2,818)	(47)	(26)	(5,298)
Benefit payments	(362)	(415)	(3,892)	(64)	(4,733)
Interest credited	1,264	1,031	899	60	3,254
Foreign exchange	(55)	1	(187)	(56)	(297)
Other	—	—	(122)	(38)	(160)
Balance at March 31, 2026	$114,763	$106,336	$90,737	$9,425	$321,261

Weighted average crediting rate	4.7%	2.8%	4.5%	3.0%
Net amount at risk	$423	$17,214	$—	$17
Cash surrender value	107,870	97,474	—	6,627

	Three months ended March 31, 2025
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	10,515	4,127	10,744	118	25,504
Policy charges	—	(186)	—	—	(186)
Surrenders and withdrawals	(1,305)	(2,824)	—	(19)	(4,148)
Benefit payments	(342)	(391)	(2,768)	(86)	(3,587)
Interest credited	993	840	644	54	2,531
Foreign exchange	175	2	287	230	694
Other	—	—	144	(9)	135
Balance at March 31, 2025	$96,697	$99,429	$63,819	$8,318	$268,263

Weighted average crediting rate	4.6%	2.6%	4.6%	2.7%
Net amount at risk	$421	$15,599	$—	$45
Cash surrender value	90,843	90,820	—	6,907

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated statements of financial condition:

	March 31,
(In millions)	2026	2025
Traditional deferred annuities	$114,763	$96,697
Indexed annuities	106,336	99,429
Funding agreements	90,737	63,819
Other investment-type	9,425	8,318
Reconciling items[1]	5,241	5,176
Interest sensitive contract liabilities	$326,502	$273,439

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

	March 31, 2026
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$4,979	$1,750	$92,399	$99,128
2.0% – < 4.0%	5,464	532	5,017	11,013
4.0% – < 6.0%	4,617	1	1	4,619
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$15,063	$2,283	$97,417	$114,763

Indexed annuities
< 2.0%	$1,405	$1,039	$3,570	$6,014
2.0% – < 4.0%	3,532	153	—	3,685
Total indexed annuities with GMCR	4,937	1,192	3,570	9,699
Other[1]				96,637
Total indexed annuities				$106,336

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2025
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$4,759	$1,620	$77,515	$83,894
2.0% – < 4.0%	6,194	634	1,997	8,825
4.0% – < 6.0%	3,972	2	1	3,975
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,928	$2,256	$79,513	$96,697

Indexed annuities
< 2.0%	$1,658	$1,211	$3,129	$5,998
2.0% – < 4.0%	4,276	44	186	4,506
Total indexed annuities with GMCR	5,934	1,255	3,315	10,504
Other[1]				88,925
Total indexed annuities				$99,429

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

The following is a rollforward by product within future policy benefits:

	Three months ended March 31, 2026
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$1,402	$1,402
Effect of changes in discount rate assumptions	—	(25)	(25)
Effect of foreign exchange on the change in discount rate assumptions	—	1	1
Beginning balance at original discount rate	—	1,378	1,378
Effect of actual to expected experience	—	(4)	(4)
Adjusted balance	—	1,374	1,374
Issuances	—	4	4
Interest accrual	—	13	13
Net premium collected	—	(82)	(82)
Foreign exchange	—	(9)	(9)
Ending balance at original discount rate	—	1,300	1,300
Effect of changes in discount rate assumptions	—	7	7
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$1,306	$1,306
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$42,058	$3,795	$45,853
Effect of changes in discount rate assumptions	5,941	1,036	6,977
Effect of foreign exchange on the change in discount rate assumptions	21	(47)	(26)
Beginning balance at original discount rate	48,020	4,784	52,804
Effect of actual to expected experience	(2)	13	11
Adjusted balance	48,018	4,797	52,815
Issuances	127	4	131
Interest accrual	433	43	476
Benefit payments	(1,082)	(88)	(1,170)
Foreign exchange	(14)	(38)	(52)
Ending balance at original discount rate	47,482	4,718	52,200
Effect of changes in discount rate assumptions	(6,753)	(1,151)	(7,904)
Effect of foreign exchange on the change in discount rate assumptions	(14)	61	47
Ending balance, present value of expected future policy benefits	40,715	3,628	44,343
Less: Present value of expected net premiums	—	1,306	1,306
Net future policy benefits	$40,715	$2,322	$43,037

Weighted-average liability duration (in years)	9.2	20.1
Weighted-average interest accretion rate	3.7%	5.2%
Weighted-average current discount rate	5.5%	6.5%
Expected future gross premiums, undiscounted	$—	$1,844
Expected future gross premiums, discounted[1]	—	1,484
Expected future benefit payments, undiscounted	69,188	11,477

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of future policy benefits to the condensed consolidated statements of financial condition:

	March 31,
(In millions)	2026	2025
Payout annuities with life contingencies	$40,715	$42,218
Whole life	2,322	1,890
Reconciling items[1]	5,620	5,789
Future policy benefits	$48,657	$49,897

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of operations:

	Premiums
	Three months ended March 31,
(In millions)	2026	2025
Payout annuities with life contingencies	$119	$70
Whole life	91	51
Reconciling items[1]	7	6
Total premiums	$217	$127

	Interest Expense
	Three months ended March 31,
(In millions)	2026	2025
Payout annuities with life contingencies	$433	$442
Whole life	29	12
Total interest expense	$462	$454

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

During the three months ended March 31, 2026, the present value of expected future policy benefits decreased by $1,510 million, which was driven by $1,170 million of benefit payments and a $909 million change in discount rate assumptions related to an increase in market observable rates, partially offset by $476 million of interest accruals and $131 million of issuances.

During the three months ended March 31, 2025, the present value of expected future policy benefits increased by $4 million, which was driven by a $528 million change in discount rate assumptions related to a decrease in market observable rates, $459 million of interest accrual, a $168 million change in foreign exchange and $75 million of issuances, primarily pension group annuities, offset by $1,154 million of benefit payments.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of operations:

	Three months ended March 31,
(In millions)	2026	2025
Reserves	$(15)	$40
Deferred profit liability	23	1
Negative VOBA	(2)	—
Total remeasurement gains (losses)	$6	$41

During the three months ended March 31, 2026 and 2025, Athene recorded reserve increases of $6 million and $8 million, respectively, on the condensed consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Three months ended March 31, 2026
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2025	$205	$4,511	$4,716
Effect of changes in instrument-specific credit risk	(5)	(255)	(260)
Balance, beginning of period, before changes in instrument-specific credit risk	200	4,256	4,456
Issuances	—	64	64
Interest accrual	2	46	48
Attributed fees collected	—	106	106
Benefit payments	(1)	(22)	(23)
Effect of changes in interest rates	(1)	(23)	(24)
Effect of changes in equity	—	116	116
Effect of actual policyholder behavior compared to expected behavior	2	38	40
Balance, end of period, before changes in instrument-specific credit risk	202	4,581	4,783
Effect of changes in instrument-specific credit risk	1	43	44
Balance at March 31, 2026	203	4,624	4,827
Less: Reinsurance recoverable	—	78	78
Balance at March 31, 2026, net of reinsurance	$203	$4,546	$4,749

Net amount at risk	$423	$17,214
Weighted-average attained age of contract holders (in years)	77	70

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31, 2025
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	87	87
Interest accrual	2	42	44
Attributed fees collected	—	93	93
Benefit payments	(1)	(14)	(15)
Effect of changes in interest rates	6	183	189
Effect of changes in equity	—	50	50
Effect of actual policyholder behavior compared to expected behavior	—	30	30
Balance, end of period, before changes in instrument-specific credit risk	194	3,842	4,036
Effect of changes in instrument-specific credit risk	—	41	41
Balance at March 31, 2025	194	3,883	4,077
Less: Reinsurance recoverable	—	47	47
Balance at March 31, 2025, net of reinsurance	$194	$3,836	$4,030

Net amount at risk	$421	$15,599
Weighted-average attained age of contract holders (in years)	76	69

The following is a reconciliation of market risk benefits to the condensed consolidated statements of financial condition. Market risk benefit assets are included in other assets on the condensed consolidated statements of financial condition.

	March 31, 2026
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$203	$203
Indexed annuities	183	4,807	4,624
Total	$183	$5,010	$4,827

	March 31, 2025
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$194	$194
Indexed annuities	285	4,168	3,883
Total	$285	$4,362	$4,077

During the three months ended March 31, 2026, net market risk benefit liabilities increased by $111 million, which was primarily driven by $116 million of changes in equity, $106 million in fees collected from policyholders, $64 million of issuances and $48 million of interest accruals, partially offset by $216 million of changes in instrument-specific credit risk.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following summarizes the unobservable inputs for market risk benefits:

	March 31, 2026
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$4,827	Discounted cash flow	Nonperformance risk	0.5%	1.3%	1.1%	[1]	Decrease
			Option budget	0.5%	5.9%	2.7%	[2]	Decrease
			Surrender rate	3.9%	7.9%	5.2%	[2]	Decrease
			Utilization rate	28.6%	95.0%	86.5%	[3]	Increase

	March 31, 2025
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$4,077	Discounted cash flow	Nonperformance risk	0.5%	1.3%	1.1%	[1]	Decrease
			Option budget	0.5%	6.0%	2.4%	[2]	Decrease
			Surrender rate	3.1%	6.8%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	85.1%	[3]	Increase

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

10. Profit Sharing Payable

Profit sharing payable, and those of consolidated VIEs, are recorded within accounts payable, accrued expenses, and other liabilities, and accounts payable, accrued expenses, and other liabilities of consolidated VIEs, respectively, in the condensed consolidated statements of financial condition. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2026	$2,035
Profit sharing expense	126
Payments/other	(434)
Profit sharing payable, March 31, 2026	$1,727

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

11. Income Taxes

The Company’s income tax provision totaled $1,694 million and $243 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective income tax rate was approximately 598.6% and 20.6% for the three months ended March 31, 2026 and 2025, respectively.

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

As a result of the foregoing, in the first quarter of 2026, the Company recorded a full valuation allowance against its Bermuda deferred tax assets, as the Company no longer expects Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized. This resulted in a reduction to other assets and a corresponding increase to the income tax provision equal to the net amount of the Bermuda deferred tax assets of $1.7 billion.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of March 31, 2026, the Company recorded $3 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would impact the effective tax rate.

The primary jurisdictions in which the Company operates and incurs income taxes are the U.S., the U.K. and Bermuda. There are no material unremitted earnings with respect to the U.K. or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of March 31, 2026, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2022 through 2024 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service (“IRS”) is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2023. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2014 to 2023. The U.K. tax authorities are currently examining certain subsidiaries’ tax returns for tax years 2015 to 2022.

The Company received a draft Notice of Proposed Adjustment (“NOPA”) from the IRS on April 13, 2026 proposing a significant increase to taxable income for tax years 2019 through 2021. The proposed adjustment primarily relates to the inclusion of additional income from some of the Company’s minority interest investments in foreign entities. While the 2022 and 2023 tax years are also under examination by the IRS on the same issue, the IRS has not yet proposed any adjustments to the Company’s historical position. The Company disagrees with the IRS’ position and intends to pursue all available administrative and judicial remedies. There can be no assurance as to the outcome of these IRS examinations, any subsequent challenge, or the impact of adverse judicial rulings in other cases. At this time, the Company cannot reasonably estimate the

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
actual potential loss. If the Company is required to pay additional federal and state tax, interest, and, potentially, penalties, then such amounts could be material.

There are other routine examinations ongoing in other state, local, and foreign jurisdictions in which the Company operates. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities. No provisions with respect to these examinations have been recorded.

12. Debt

The Company’s debt consisted of the following:

		March 31, 2026			December 31, 2025
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
Debt – Recourse
4.40% 2026 Senior Notes[1]	May 27, 2026	$500	$500	[2]	$500	$500	[2]
4.87% 2029 Senior Notes[1]	February 15, 2029	675	676	[2]	675	686	[2]
2.65% 2030 Senior Notes[1]	June 5, 2030	497	460	[2]	497	464	[2]
4.60% 2031 Senior Notes[1]	January 15, 2031	396	398	[2]	396	402	[2]
6.38% 2033 Senior Notes[1]	November 15, 2033	493	530	[2]	493	550	[2]
5.15% 2035 Senior Notes[1]	August 12, 2035	839	823	[2]	839	853	[2]
5.70% 2036 Senior Notes[1]	March 30, 2036	744	752	[2]	—	—	[2]
5.00% 2048 Senior Notes[1]	March 15, 2048	297	259	[2]	297	273	[2]
5.80% 2054 Senior Notes[1]	May 21, 2054	741	699	[2]	741	738	[2]
7.63% 2053 Subordinated Notes[1]	September 15, 2053	585	610	[3]	585	628	[3]
6.00% 2054 Subordinated Notes[1]	December 15, 2054	493	467	[2]	493	496	[2]
		6,260	6,174		5,516	5,590
Debt – Nonrecourse	January 21, 2027	120	120	[4]	—	—	[4]
		6,380	6,294		5,516	5,590
Retirement Services
4.13% 2028 AHL Senior Notes[1]	January 12, 2028	1,030	988	[2]	1,034	999	[2]
6.15% 2030 AHL Senior Notes[1]	April 3, 2030	561	516	[2]	565	531	[2]
3.50% 2031 AHL Senior Notes[1]	January 15, 2031	516	465	[2]	517	473	[2]
6.65% 2033 AHL Senior Notes[1]	February 1, 2033	396	417	[2]	396	434	[2]
5.88% 2034 AHL Senior Notes[1]	January 15, 2034	586	597	[2]	585	623	[2]
3.95% 2051 AHL Senior Notes[1]	May 25, 2051	543	338	[2]	543	351	[2]
3.45% 2052 AHL Senior Notes[1]	May 15, 2052	504	305	[2]	504	317	[2]
6.25% 2054 AHL Senior Notes[1]	April 1, 2054	983	920	[2]	983	975	[2]
6.63% 2055 AHL Senior Notes[1]	May 19, 2055	979	965	[2]	979	1,019	[2]
6.63% 2054 AHL Subordinated Notes[1]	October 15, 2054	592	554	[2]	592	600	[2]
6.88% 2055 AHL Subordinated Notes[1]	June 28, 2055	592	561	[2]	592	600	[2]
7.25% 2064 AHL Subordinated Notes[1]	March 30, 2064	558	546	[3]	558	576	[3]
		7,840	7,172		7,848	7,498
Total Debt		$14,220	$13,466		$13,364	$13,088

[1] Interest rate is calculated as weighted average annualized.
[2] Fair value is based on broker quotes. These notes are valued using Level 2 inputs based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from external pricing services.

[3] Fair value is based on quoted market prices. These notes are classified as a Level 1 liability within the fair value hierarchy.
[4] Represents the nonrecourse warehouse facility of a consolidated entity. The facility is secured by the assets of the entity and creditors do not have recourse to the general credit of AAM or any of its subsidiaries. The carrying amount of the facility approximates fair value due to the short-term nature and variable rate structure of the facility and is classified as a Level 3 liability within the fair value hierarchy.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Asset Management – Notes Issued

On March 30, 2026, AGM issued $750 million aggregate principal amount of its 5.700% Senior Notes due 2036 (the “2036 Senior Notes”). The 2036 Senior Notes bear interest at a rate of 5.700% per annum and interest is payable semi-annually in arrears on March 30 and September 30 of each year, commencing on September 30, 2026. The 2036 Senior Notes will mature on March 30, 2036.

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

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of March 31, 2026:

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

Asset Management – Credit Facility

On November 21, 2024, AGM and AMH, as parent borrower and subsidiary borrower, respectively, entered into a $1.25 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on November 21, 2029 (“AGM credit facility”). As of March 31, 2026, AGM and AMH, as borrowers under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AGM and AMH were in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under the AGM credit facility and the Company was in compliance with all financial covenants under the facility.

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

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the AHL credit facility. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under the AHL credit facility and Athene was in compliance with all financial covenants under the facility.

AHL Liquidity Facility—On June 27, 2025, AHL, AARe, ALRe and AAIA entered into a revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent, (“AHL liquidity facility”), which replaced the previous credit agreement dated as of June 28, 2024 and the commitments under it, which expired on June 27, 2025. The AHL liquidity facility is unsecured and has a commitment termination date of June 26, 2026, subject to any extensions of additional 364-day periods with consent of extending lenders and/or “term-out” of outstanding loans (by which, at Athene’s election, the outstanding loans may be converted to term loans which shall have a maturity of up to one year after the original maturity date), in each case in accordance with the terms of the AHL liquidity facility. In connection with the AHL liquidity facility, AARe guaranteed all of the obligations of each other borrower under the AHL liquidity facility and the related loan documents. The AHL liquidity facility is used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the AHL liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility contains various standard covenants with which Athene must comply, including the following:

1.AARe minimum consolidated net worth of no less than $23.2 billion; and
2.Restrictions on Athene’s ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on AARe’s financial strength rating. Rates and terms are as defined in the AHL liquidity facility. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under the AHL liquidity facility and Athene was in compliance with all financial covenants under the facility.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended March 31,
(In millions)	2026	2025
Asset Management	$77	$60
Retirement Services[1]	102	75
Total Interest Expense	$179	$135

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

For the three months ended March 31, 2026 and 2025, the Company recorded equity-based compensation expense of $232 million and $149 million, respectively. As of March 31, 2026, there was $1.3 billion of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Service-Based Awards

During the three months ended March 31, 2026 and 2025, the Company awarded 6.6 million and 3.0 million of service-based RSUs, with a grant date fair value of $847 million and $481 million, respectively.

During the three months ended March 31, 2026 and 2025, the Company recorded equity-based compensation expense on service-based RSUs of $169 million and $118 million, respectively.

Performance-Based Awards

During the three months ended March 31, 2026 and 2025, there were no awards of performance-based RSUs.

During the three months ended March 31, 2026 and 2025, the Company recorded compensation expense on performance-based awards of $17 million and $16 million, respectively. These awards primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

In December 2021, the Company awarded one-time grants to the then Co-Presidents of AAM of 6.0 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2.0 million of those RSUs also subject to the Company’s achievement of certain fee related earnings and spread related earnings per share metrics. The Company records approximately $14 million and $6 million of compensation expense each quarter for these service-based awards and performance-based awards, respectively.

The following table summarizes RSU activity:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2026	13,047,189	$81.72	19,437,942	32,485,131
Granted	6,573,132	127.53	70,746	6,643,878
Forfeited	(30,456)	136.71	(51)	(30,507)
Vested	(1,581,123)	99.30	1,581,123	—
Issued	—	—	(4,119,590)	(4,119,590)
Balance at March 31, 2026	18,008,742	$88.01	16,970,170	34,978,912

Restricted Stock Awards

The Company also grants certain restricted stock awards tied to profit sharing arrangements. During the three months ended March 31, 2026 and 2025, the Company awarded 0.1 million and 0.1 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $16 million and $6 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2026 and 2025, the Company recorded compensation expense related to restricted stock awards from profit sharing arrangements of $27 million and $9 million, respectively.

14. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

During the three months ended March 31, 2026 and 2025, the Company issued shares of common stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding adjustment to retained earnings.

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

The table below outlines the share activity:

	Three months ended March 31,
	2026	2025
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	4,369,135	7,480,021
Reduction of shares of common stock issued[2]	(1,699,845)	(3,189,611)
Issuance of shares of common stock for equity-based awards	2,669,290	4,290,410

[1] The gross value of shares issued was $568 million and $1,234 million for the three months ended March 31, 2026 and 2025, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Cash paid for tax liabilities associated with net share settlement was $225 million and $528 million for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026 and 2025, 5,182,831 and 1,392,000 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase programs discussed above, and such shares were subsequently canceled by the Company. The Company paid $632 million and $193 million for these open market share repurchases during the three months ended March 31, 2026 and 2025, respectively.

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

Unless converted earlier in accordance with its terms, each share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be July 31, 2026, into between 0.5069 shares and 0.6083 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations related to the Mandatory Convertible Preferred Stock (the “Certificate of Designations”). The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to July 31, 2026.

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

As of March 31, 2026 and December 31, 2025, there were 28,749,665 and 28,749,665 shares of Mandatory Convertible Preferred Stock issued and outstanding, respectively.

Warrants

In 2022, the Company issued warrants in a private placement exercisable for up to 12.5 million shares of common stock at an exercise price of $82.80 per share. In April 2025, the Company issued 1,080,041 shares of common stock in relation to a cashless exercise of 2.6 million vested warrants issued in 2022. As of March 31, 2026, pursuant to certain anti-dilution provisions, the exercise price for the warrants was adjusted to $82.56. As of March 31, 2026, warrants exercisable for 9.9 million shares of common stock were vested and exercisable.

In November 2024, the Company issued warrants in a private placement exercisable for up to 2.9 million shares of common stock at an exercise price of $173.51 per share. The warrants are exercisable on the issuance date and each of the first, second, third, fourth, fifth and sixth anniversaries thereof. As of March 31, 2026, warrants exercisable for 0.8 million shares of common stock were vested and exercisable. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” The warrants will expire on the seventh anniversary of the issuance date, with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

Donor-Advised Fund

In February 2025, the Company established a donor-advised fund (the “Apollo DAF”) as part of its ongoing commitment to philanthropy. The Company issued 1,213,003 shares of common stock in February 2025 to fund the Apollo DAF.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data).

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution Equivalents on Participating Securities
February 4, 2025	$0.46	February 28, 2025	$264	$14
May 2, 2025	0.51	May 30, 2025	292	14
August 5, 2025	0.51	August 29, 2025	291	15
November 4, 2025	0.51	November 28, 2025	296	15
Year ended December 31, 2025	$1.99		$1,143	$58
February 9, 2026	$0.51	February 27, 2026	$295	$17
Three months ended March 31, 2026	$0.51		$295	$17

Accumulated Other Comprehensive Income (Loss)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2025	$(6,372)	$(252)	$(17)	$4,137	$(169)	$28	$(2,645)
Other comprehensive income (loss) before reclassifications	(2,110)	(14)	137	909	216	(30)	(892)
Less: Reclassification adjustments for gains (losses) realized[1]	(61)	(9)	7	—	—	—	(63)
Less: Income tax provision (benefit)	(406)	(1)	28	186	45	(8)	(156)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(415)	(7)	4	229	30	(15)	(174)
Balance at March 31, 2026	$(7,600)	$(249)	$81	$4,631	$(28)	$21	$(3,144)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,174)	$(284)	$(119)	$4,235	$(103)	$(49)	$(5,494)
Other comprehensive income (loss) before reclassifications	1,338	(37)	239	(528)	116	63	1,191
Less: Reclassification adjustments for gains (losses) realized[1]	(191)	—	10	—	—	—	(181)
Less: Income tax provision (benefit)	312	(8)	48	(110)	24	7	273
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	260	—	62	(169)	12	23	188
Balance at March 31, 2025	$(8,217)	$(313)	$—	$3,986	$(23)	$(16)	$(4,583)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended March 31,
(In millions, except share and per share amounts)	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$(1,930)	$418
Dividends declared on common stock[1]	(295)	(264)
Dividends on participating securities[2]	(17)	(14)
Earnings allocable to participating securities	—	(3)
Undistributed income (loss) attributable to common stockholders: Basic	(2,242)	137
Denominator:
Weighted average number of shares of common stock outstanding: Basic	594,853,870	587,258,883
Dilution effect of options	—	1,107,075
Dilution effect of warrants	—	4,618,883
Weighted average number of shares of common stock outstanding: Diluted	594,853,870	592,984,841
Net income (loss) per share of common stock: Basic
Distributed income	$0.51	$0.46
Undistributed income (loss)	(3.78)	0.22
Net income (loss) per share of common stock: Basic	$(3.27)	$0.68
Net income (loss) per share of common stock: Diluted[3]
Distributed income	$0.51	$0.46
Undistributed income (loss)	(3.78)	0.22
Net income (loss) per share of common stock: Diluted	$(3.27)	$0.68

[1] See note 14 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
[3] For the three months ended March 31, 2026, all of the classes of securities were determined to be anti-dilutive.

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

The following table summarizes the anti-dilutive securities:

	Three months ended March 31,
	2026	2025
Weighted average unvested RSUs	12,945,720	11,691,682
Weighted average unexercised options	609,232	—
Weighted average unexercised warrants	9,459,355	414,286
Weighted average Mandatory Convertible Preferred Stock	14,573,961	14,538,803
Weighted average unvested restricted shares	1,583,897	1,167,810

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

Due from/to related parties consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
Due from Related Parties
Due from funds	$644	$496
Due from portfolio companies	52	57
Due from employees and former employees	165	110
Total Due from Related Parties[1]	$861	$663
Due to Related Parties
Due to TRA holders	$778	$781
Due to funds	446	241
Due to portfolio companies	72	40
Total Due to Related Parties	$1,296	$1,062

[1] Includes due from related parties of certain consolidated VIEs.

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

In connection with its IPO in 2024, Bridge entered into a tax receivable agreement with certain equity holders in its business which was amended and restated in connection with the Bridge acquisition. Under the Bridge TRA, the Company is obligated to make payments to Bridge TRA holders based on 85% of the tax benefits realized from the acquisition. As part of the Bridge acquisition, the Company recorded a $383 million TRA liability due under the Bridge TRA, which is measured in accordance with ASC 450-20, Loss Contingencies.

Apollo and Bridge TRA holders no longer own any operating units that could be exchanged pursuant to the Apollo TRA and Bridge TRA, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Due from Employees and Former Employees

As of March 31, 2026 and December 31, 2025, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of March 31, 2026 and December 31, 2025, the balance includes interest-bearing employee loans receivable of $13 million and $12 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid on a specified date, either during the relevant employee’s tenure or at the date of the relevant employee’s resignation, in accordance with the contractual terms of each respective loan arrangement.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $145 million and $91 million at March 31, 2026 and December 31, 2025, respectively.

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

Apollo recorded an indemnification liability of $0.4 million as of each of March 31, 2026 and December 31, 2025.

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

Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $334 million and $212 million as of March 31, 2026 and December 31, 2025, respectively.

AAA

From time to time, Apollo engages in certain transactions with AAA and its subsidiaries and affiliates, including purchases and sales of investments in connection with AAA’s investment activities. All such transactions are executed in accordance with Apollo's policies and procedures. See “—AAA” in the Retirement Services section below for details on Athene’s relationship with AAA.

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a leading European savings and retirement services group focused on the traditional life and pensions market. AAM and its subsidiaries had equity commitments outstanding to Athora of up to $57 million as of March 31, 2026. During the three months ended March 31, 2026, Athora completed the acquisition of Pension Insurance Corporation (“PIC”). See “—Athora” in the Retirement Services section below for details on Athene’s transactions and commitments to Athora.

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of March 31, 2026. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of March 31, 2026.

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

Athene also consolidates AAA Lux as a VIE. AAA Lux provides a single vehicle designed primarily for foreign investors to participate in a portfolio of alternative investments, including alternative investments in which AAA participates.

Athora

Athene has investments in Athora’s equity and other securities, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene’s investments in Athora are summarized below.

(In millions)	March 31, 2026	December 31, 2025
Investment fund	$2,163	$1,171
Corporate debt securities	987	50
Non-redeemable preferred equity	—	266
Total investment in Athora	$3,150	$1,487

During the three months ended March 31, 2026, Athene funded a series of investments to provide Athora financing for its acquisition of PIC. These transactions included the conversion of Athene’s previously held non-redeemable preferred equity interests in Athora into common equity and additional purchases of Athora common equity, as well as purchases of corporate debt securities.

Additionally, as of March 31, 2026 and December 31, 2025, Athene had $29 million of funding agreements outstanding to Athora as of each respective period. As of March 31, 2026, Athene had commitments to make additional investments in Athora of $136 million.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, indirectly through its investments in AAA and AAA Lux and, as of March 31, 2026 and December 31, 2025, Athene held $6.1 billion and $5.7 billion, respectively, of AFS securities issued by Atlas or its affiliates. As of March 31, 2026, Athene had commitments to make additional investments in Atlas of $1.3 billion. Additionally, see note 17 for further information on assurance letters issued in support of Atlas.

Catalina

Athene has a strategic modco reinsurance agreement with certain affiliates of Catalina to cede certain in force funding agreements. Athene elected the fair value option on this agreement and had a liability of $97 million and $103 million as of March 31, 2026 and December 31, 2025, respectively, which is included in other liabilities on the condensed consolidated statements of financial condition. Athene also has a modco reinsurance agreement with Catalina to cede a quota share of certain of Athene’s retail deferred annuity products. As of March 31, 2026 and December 31, 2025, Athene had a reinsurance recoverable balance of $6.7 billion and $6.3 billion, respectively, related to this agreement.

Skylign

Athene has investments in Skylign Aviation Holdings, LP (“Skylign”), a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through its investments in AAA and AAA Lux. As of March 31, 2026 and December 31, 2025, Athene directly held $530 million and $566 million, respectively, of Skylign notes, which are included in investments in related parties on the condensed consolidated statements of financial condition.

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

(In millions)	March 31, 2026	December 31, 2025
AFS securities	$102	$105
Investment fund	223	226
Term loans receivable	341	344
Total investments in VA Capital and Venerable	$666	$675

Additionally, Athene consolidates AP Violet ATH Holdings, L.P (“AP Violet”). AP Violet’s investment fund primarily represents an interest in VA Capital and was $146 million and $142 million as of March 31, 2026 and December 31, 2025, respectively.

Wheels

Athene invests in Wheels Inc. (“Wheels”) indirectly through its investments in AAA and AAA Lux. As of March 31, 2026 and December 31, 2025, Athene also directly held $960 million and $949 million, respectively, of AFS securities issued by Wheels, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene also had commitments to make additional investments in Wheels of $44 million as of March 31, 2026.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Apollo/Athene Dedicated Investment Programs

Athene’s subsidiary, ACRA 1, is partially owned by ADIP I, a series of funds managed by Apollo. Athene’s subsidiary, ALRe, directly holds 37% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP I holding the remaining 63% of the economic interests. Athene’s subsidiary, ACRA 2, is partially owned by ADIP II, a fund managed by Apollo. ADIP II owns 63% of the economic interests in ACRA 2, with ALRe directly owning the remaining 37% of the economic interests. ALRe holds all of ACRA 2’s voting interests.

Athene received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended March 31,
(In millions)	2026	2025
Contributions from ADIP	$126	$—
Distributions to ADIP	(254)	(95)

In addition, Athene holds investments in ADIP, which are accounted for as equity method investments and included in investments in related parties on the condensed consolidated statements of financial condition. As of March 31, 2026 and December 31, 2025, these investments were $215 million and $231 million, respectively. Athene also had commitments to make additional investments in ADIP of $359 million as of March 31, 2026.

ARI

On January 27, 2026, Athene entered into a definitive agreement to acquire an approximately $9 billion portfolio of commercial mortgage loans from ARI. The purchase price is based on 99.7% of the total commitment amounts of the loans, subject to adjustments as provided in the definitive agreement. The transaction closed on April 24, 2026.

17. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $542 million as of March 31, 2026 related to the funds it manages. Separately, Athene had commitments to make investments, inclusive of related party commitments discussed previously and those of its consolidated VIEs, of $36.1 billion as of March 31, 2026. Athene’s commitments primarily include capital contributions to investment funds and mortgage loan commitments. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2026 and that could be reversed approximates $5.6 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of March 31, 2026, AGS had unfunded contingent commitments of $42 million outstanding related to such offerings. The commitments expired on April 9, 2026 with no funding on the part of Apollo.

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

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.5 billion. The revolving credit facility, which has a final maturity date of October 15, 2027, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of March 31, 2026, the Apollo Capital Markets Partnership had funded commitments of $2.1 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $56 million and $72 million as of March 31, 2026 and December 31, 2025, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense within compensation and benefits in the condensed consolidated statements of operations.

Indemnifications and Contingent Performance Guarantees

In connection with the Bridge acquisition and consistent with standard business practices, Bridge provides property management and various other services to Bridge funds and third parties, and has agreed, in certain cases, to reimburse such service recipients (or their affiliates) for losses arising from, among other things, fraud, misconduct, gross negligence, or misappropriation of funds in each case attributable to Bridge or its affiliates. Bridge’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against Bridge or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated statements of financial condition as of March 31, 2026. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

The Company may incur contingent liabilities for claims that may be made against it in the future. For example, Bridge and certain Bridge funds have provided non-recourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, environmental indemnities, mechanics liens, and other performance guarantees. As of March 31, 2026, the aggregate notional amount of loans that Bridge provided contingent performance guarantees for under these arrangements is $691 million, and the Company’s liabilities for these matters would require a claim to be made against the Company in the future.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Funding Agreements

Athene is a member of the FHLB and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2026 and December 31, 2025, Athene had $28.2 billion and $23.3 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a FABN program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of March 31, 2026 and December 31, 2025, Athene had $34.5 billion and $34.6 billion, respectively, of FABN funding agreements outstanding. Athene had $10.5 billion of board-authorized FABN capacity remaining as of March 31, 2026.

Athene also issues secured and other funding agreements. Secured funding agreements issued under Athene’s FABR programs involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from Athene. As of March 31, 2026 and December 31, 2025, Athene had $27.6 billion and $27.1 billion, respectively, of secured and other funding agreements outstanding, of which $21.5 billion and $21.0 billion were issued under the FABR program, respectively, and $6.1 billion and $6.1 billion were direct funding agreements, respectively.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s restricted investments and cash balances included on the condensed consolidated statements of financial condition are as follows:

(In millions)	March 31, 2026	December 31, 2025
AFS securities	$58,572	$59,336
Trading securities	3,409	3,350
Equity securities	223	156
Mortgage loans	45,690	44,204
Investment funds	295	293
Derivative assets	141	160
Other investments	2,140	1,880
Restricted cash and cash equivalents	1,176	1,349
Total restricted assets	$111,646	$110,728

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.0 billion as of March 31, 2026. These letters of credit were issued for Athene’s reinsurance program and have expirations through June 19, 2028.

Atlas

In connection with the Company and CS’s previously announced transaction, whereby Atlas acquired certain assets of the CS Securitized Products Group, two subsidiaries of the Company have each issued an assurance letter to CS to guarantee the full five year deferred purchase obligation of Atlas in the amount of $3.3 billion. In March 2024, in connection with Atlas concluding its investment management agreement with CS, the deferred purchase obligation amount was reduced to $2.5 billion. In addition, certain strategic investors have made equity commitments to Atlas, which obligate these investors for a portion of the deferred purchase obligation. The Company’s guarantee is not probable of payment, therefore, there is no liability on the Company’s condensed consolidated financial statements.

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

On December 21, 2017, several entities referred to collectively as “Harbinger” commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants AAM, and funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”), among others. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology. The complaint further alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020). The complaint added eight new defendants and three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy CCTV One Four Holdings, LLC (“CCTV”) to support SkyTerra’s network even though they allegedly knew that the network had material defects. On November 23, 2020, Defendants filed in bankruptcy court a motion to reopen LightSquared’s bankruptcy proceedings, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the bankruptcy court on the bankruptcy motion. On February 1, 2021, the bankruptcy court denied the bankruptcy motion. Defendants filed their motions to dismiss the New York Supreme Court action on March 31, 2021, which were granted in part and denied in part on May 23, 2023. The court granted in full the Defendants’ motions to dismiss Harbinger’s complaint as time-barred and denied as moot the Defendants’ motion to dismiss the complaint for failure to state a claim. On March 18, 2025, the New York Supreme Court Appellate Division, First Department affirmed the court’s ruling. On April 17, 2025, plaintiffs filed a motion for re-argument or, in the alternative, leave to appeal to the Court of Appeals, which the First Department denied on July 24, 2025. On August 25, 2025, Harbinger filed a motion for leave to appeal to the Court of Appeals, which the Court of Appeals denied on April 21, 2026.

On August 17, 2023, a purported stockholder of AGM filed a shareholder derivative complaint (the “Original Complaint”) in the Court of Chancery of the State of Delaware against current AGM directors Marc Rowan, Scott Kleinman, and James Zelter, former AGM directors Alvin Krongard, Michael Ducey, and Pauline Richards, Apollo Former Managing Partners Leon Black and Joshua Harris, and, as a nominal defendant, AGM. The action is captioned Anguilla Social Security Board vs. Black et al., C.A. No. 2023-0846-JTL and challenges the $570 million payments being made to the Former Managing Partners and Contributing Partners in connection with the elimination of the Up-C structure that was in place prior to Apollo’s merger with Athene. As previously disclosed in Apollo’s SEC filings, this purported stockholder previously had sought and received documents relating to the transaction pursuant to Section 220 of the Delaware General Corporation Law. The Original Complaint alleged that the challenged payments amount to corporate waste, that the Former Managing Partners and Contributing Partners received payments in connection with the Corporate Recapitalization that exceed fair value and therefore breached their fiduciary duties, and that the independent conflicts committee of the AAM board of directors (which then consisted of Mr. Krongard, Mr. Ducey, and Ms. Richards) that negotiated the elimination of the TRA breached their fiduciary duties. The Original Complaint alleged that pre-suit demand was futile because a majority of AGM’s board is either not independent from the Former Managing Partners or face a substantial likelihood of liability in light of the challenges to the transaction. The Original Complaint sought, among other things, declaratory relief, unspecified monetary damages, interest, restitution, disgorgement, injunctive relief, costs, and attorneys’ fees. On November 16, 2023, the defendants moved to dismiss the Original Complaint on the basis that, among other things, the plaintiff failed to make a pre-suit demand on the Apollo board of directors. On February 9, 2024, the plaintiff filed an amended complaint (the “Amended Complaint”) that adds new factual allegations but names the same defendants, asserts the same causes of action, and seeks the same relief as the Original Complaint. The Amended Complaint alleges that pre-suit demand was futile for the same reasons alleged in the Original Complaint. On April 25, 2024, the defendants moved to dismiss the Amended Complaint. On September 20, 2024, the Court of

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Chancery denied the defendants’ motion to dismiss. AGM and the defendants filed answers to the Amended Complaint on November 25, 2024. On October 28, 2024, the AGM board of directors adopted resolutions forming a Special Litigation Committee (the “SLC”) comprising directors whom the board determined to be independent and disinterested. The AGM board of directors delegated to the SLC, among other things, the full and exclusive power and authority of the board to investigate, review and evaluate the facts and circumstances asserted in the litigation and determine whether pursuing the litigation is in the best interests of AGM and its stockholders. Pursuant to an order of the court, all proceedings in the litigation are stayed until May 30, 2026. No reasonable estimate of possible loss, if any, can be made at this time.

On March 14, 2024, a purported stockholder of AGM filed a class action complaint in the Court of Chancery of the State of Delaware against AGM. The complaint alleges, among other things, that certain provisions of the stockholders agreement, entered into on January 1, 2022 between AGM and the Former Managing Partners, violate Delaware law. On July 11, 2024, AGM moved to dismiss. On August 7, 2024, the court entered an order staying the motion to dismiss pending the resolution of the appeal of the decision in West Palm Beach Firefighters’ Pension Fund v. Moelis & Co., 311 A.3d 809 (Del. Ch. 2024). The stay expired on January 20, 2026. Briefing on AGM’s motion to dismiss resumed thereafter and was completed as of March 14, 2026. That motion is currently pending before the court. AGM believes the claims in this action are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

Two purported stockholders of AGM have filed separate class action complaints in the United States District Court for the Southern District of New York, asserting claims against AGM, Marc Rowan, and Leon Black, and alleging violations of the federal securities laws. The actions are captioned Solomon Feldman v. Apollo Global Management, Inc., No. 1:26-cv-1692 (filed March 2, 2026), and Richard Perez v. Apollo Global Management, Inc., No. 1:26-cv-3550 (filed April 29, 2026), respectively. Both complaints challenge, among other things, certain of the defendants’ public statements in 2021 and 2022 that AGM never did any business with Jeffrey Epstein. The class period alleged in both complaints is May 10, 2021 through February 21, 2026, inclusive. Motions for appointment of a lead plaintiff and lead counsel to represent the putative class are pending. AGM intends to vigorously defend against the claims brought by plaintiffs in this matter. No reasonable estimate of possible loss, if any, can be made at this time.

Following assertions made by German tax authorities regarding historical transactions in one of the Company’s funds, the Company voluntarily disclosed certain internal reorganization transactions of fund entities to these authorities. Consequently, the Company has received certain assessments with respect to such reorganizations, and the Company believes the German tax authorities may seek further assessments; any final assessment could be material. The Company believes no such tax is due and intends to contest any assessment vigorously. At this time, the Company cannot reasonably estimate any potential loss.

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

Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment Income is the sum of (i) Fee Related Earnings, (ii) Spread Related Earnings and (iii) Principal Investing Income. Segment Income excludes the effects of the consolidation of any of the related funds, interest and other financing costs related to AGM not attributable to any specific segment, taxes and related payables, and transaction-related charges, restructuring and other non-operating expenses. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration, and certain other charges associated with acquisitions. Non-operating expenses include certain charitable contributions and other non-operating expenses. In addition, Segment Income excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and certain VIEs that are included in the condensed consolidated financial statements.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following presents financial data for the Company’s reportable segments.

	Three months ended March 31,
(In millions)	2026	2025
Asset Management
Management fees[1]	$952	$770
Capital solutions fees and other, net	246	154
Fee-related performance fee	64	54
Fee-related compensation	(333)	(259)
Other operating expenses	(201)	(160)
Fee Related Earnings	728	559

Retirement Services
Fixed income and other net investment income	3,551	2,914
Alternative net investment income	210	315
Strategic capital management fees	36	29
Cost of funds	(2,807)	(2,210)
Other operating expenses	(118)	(114)
Interest and other financing costs	(153)	(130)
Spread Related Earnings	719	804

Principal Investing
Realized performance fees	357	190
Realized investment income	46	28
Principal investing compensation	(313)	(188)
Other operating expenses	(15)	(16)
Principal Investing Income	75	14
Segment Income	$1,522	$1,377

	Three months ended March 31,
(In millions)	2026	2025
Segment Revenue
Asset Management[1]	$1,262	$978
Retirement Services	3,797	3,258
Principal Investing	403	218
Total Segment Revenue	$5,462	$4,454

(In millions)	March 31, 2026	December 31, 2025
Segment Assets
Asset Management	$5,027	$5,026
Retirement Services	434,487	430,122
Principal Investing	11,973	11,527
Total Assets	$451,487	$446,675

[1] Includes intersegment management fees from Retirement Services of $399 million and $361 million, for the three months ended March 31, 2026 and 2025, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents the reconciliation of Segment Income and Segment Revenue to income (loss) before income tax (provision) benefit and total revenues reported in the condensed consolidated statements of operations:

	Three months ended March 31,
(In millions)	2026	2025
Segment Income	$1,522	$1,377
Asset Management Adjustments:
Equity-based profit sharing expense[1,5]	(52)	(30)
Equity-based compensation	(156)	(99)
Net income (loss) attributable to non-controlling interests in consolidated entities	255	549
Unrealized performance fees[5]	(421)	119
Unrealized profit sharing expense[5]	207	(105)
HoldCo interest and other financing costs[2]	(45)	(34)
Unrealized principal investment (income) loss[5]	(120)	(2)
Unrealized net gains (losses) from investment activities[5]	(57)	(61)
Transaction-related costs, restructuring and other non-operating expenses[3]	(69)	(276)
Retirement Services Adjustments:
Investment gains (losses), net of offsets	(696)	151
Non-operating change in insurance liabilities and related derivatives[4]	(42)	(367)
Integration, restructuring and other non-operating items	(33)	(30)
Equity-based compensation	(10)	(11)
Income (loss) before income tax (provision) benefit	$283	$1,181

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended March 31,
(In millions)	2026	2025
Segment Revenues	$5,462	$4,455
Asset Management Adjustments:
Adjustments related to consolidated funds and VIEs[1]	205	95
Performance fees[2]	(419)	122
Principal investment income (loss)[2]	(142)	(1)
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	272	143
Retirement Services Adjustments:
Premiums, product charges, investment related gains (losses) and other retirement services revenue[3]	(1,576)	(431)
Change in fair value of reinsurance assets	94	63
Forward points adjustment on foreign exchange derivative hedges	(28)	(24)
Held-for-trading amortization	57	29
Reinsurance impacts	27	40
ACRA non-controlling interests on net investment earnings	1,249	1,074
Other retirement services adjustments	(142)	(17)
Total Revenues	$5,059	$5,548

[1] Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

[2] Represents adjustments that primarily impact the Principal Investing segment.
[3] Refer to the condensed consolidated statements of operations for a breakout of individual items.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	March 31, 2026	December 31, 2025
Total reportable segment assets	$451,487	$446,675
Adjustments[1]	16,043	14,274
Total Assets	$467,530	$460,949

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

19. Subsequent Events

Dividends

On May 6, 2026, the Company declared a cash dividend of $0.5625 per share of common stock, which will be paid on May 29, 2026 to holders of record at the close of business on May 19, 2026.

On May 6, 2026, the Company also declared and set aside for payment a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on July 31, 2026 to holders of record at the close of business on July 15, 2026.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries[1]	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$3,569	$—	$—	$3,569
Restricted cash and cash equivalents	19	—	—	19
Investments	6,555	—	(261)	6,294
Assets of consolidated variable interest entities
Cash and cash equivalents	11	840	—	851
Investments	403	3,607	(709)	3,301
Due from related parties	23	—	—	23
Other assets	33	328	(213)	148
Due from related parties	966	—	(128)	838
Goodwill	1,833	—	—	1,833
Other assets	3,588	—	—	3,588
	17,000	4,775	(1,311)	20,464
Retirement Services
Cash and cash equivalents	17,852	—	—	17,852
Restricted cash and cash equivalents	1,159	—	—	1,159
Investments	318,959	—	(634)	318,325
Investments in related parties	57,120	—	(17,635)	39,485
Assets of consolidated variable interest entities
Cash and cash equivalents	23	275	—	298
Investments	1,471	30,467	(16)	31,922
Other assets	4	295	—	299
Reinsurance recoverable	10,304	—	—	10,304
Deferred acquisition costs, deferred sales inducements and value of business acquired	8,812	—	—	8,812
Goodwill	4,079	—	—	4,079
Other assets	14,704	—	(173)	14,531
	434,487	31,037	(18,458)	447,066
Total Assets	$451,487	$35,812	$(19,769)	$467,530

				(Continued)

	March 31, 2026
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries[1]	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,857	$—	$—	$3,857
Due to related parties	1,475	—	(179)	1,296
Debt	6,380	—	—	6,380
Liabilities of consolidated variable interest entities
Debt, at fair value	—	92	(92)	—
Accounts payable, accrued expenses, and other liabilities	133	3,365	(568)	2,930
	11,845	3,457	(839)	14,463
Retirement Services
Interest sensitive contract liabilities	326,502	—	—	326,502
Future policy benefits	48,657	—	—	48,657
Market risk benefits	5,010	—	—	5,010
Debt	7,840	—	—	7,840
Payables for collateral on derivatives and securities to repurchase	8,529	—	—	8,529
Other liabilities	14,876	—	—	14,876
Liabilities of consolidated variable interest entities
Other liabilities	34	2,097	(11)	2,120
	411,448	2,097	(11)	413,534
Total Liabilities	423,293	5,554	(850)	427,997
Commitments and Contingencies (note 17)
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	16,500	40	—	16,540
Retained earnings	5,236	18,704	(18,783)	5,157
Accumulated other comprehensive income (loss)	(3,111)	19	(52)	(3,144)
Total AGM Stockholders’ Equity	20,023	18,763	(18,835)	19,951
Non-controlling interests	8,171	11,495	(84)	19,582
Total Equity	28,194	30,258	(18,919)	39,533
Total Liabilities and Equity	$451,487	$35,812	$(19,769)	$467,530

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

				(Concluded)

	December 31, 2025
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries[1]	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$3,350	$—	$—	$3,350
Restricted cash and cash equivalents	19	—	—	19
Investments	6,750	—	(524)	6,226
Assets of consolidated variable interest entities
Cash and cash equivalents	5	322	—	327
Investments	431	3,211	(133)	3,509
Due from related parties	16	—	—	16
Other assets	30	325	(125)	230
Due from related parties	728	—	(81)	647
Goodwill	1,848	—	—	1,848
Other assets	3,376	—	—	3,376
	16,553	3,858	(863)	19,548
Retirement Services
Cash and cash equivalents	14,994	—	—	14,994
Restricted cash and cash equivalents	1,332	—	—	1,332
Investments	321,757	—	(676)	321,081
Investments in related parties	52,251	—	(17,272)	34,979
Assets of consolidated variable interest entities
Cash and cash equivalents	23	546	—	569
Investments	1,596	28,578	(182)	29,992
Other assets	4	342	—	346
Reinsurance recoverable	10,282	—	—	10,282
Deferred acquisition costs, deferred sales inducements and value of business acquired	8,634	—	—	8,634
Goodwill	4,072	—	—	4,072
Other assets	15,177	—	(57)	15,120
	430,122	29,466	(18,187)	441,401
Total Assets	$446,675	$33,324	$(19,050)	$460,949

				(Continued)

	December 31, 2025
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries[1]	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$3,861	$—	$—	$3,861
Due to related parties	1,165	—	(103)	1,062
Debt	5,516	—	—	5,516
Liabilities of consolidated variable interest entities
Debt, at fair value	—	177	(177)	—
Accounts payable, accrued expenses, and other liabilities	141	1,859	(51)	1,949
	10,683	2,036	(331)	12,388
Retirement Services
Interest sensitive contract liabilities	315,889	—	—	315,889
Future policy benefits	50,264	—	—	50,264
Market risk benefits	4,930	—	—	4,930
Debt	7,848	—	—	7,848
Payables for collateral on derivatives and securities to repurchase	11,085	—	—	11,085
Other liabilities	14,329	—	—	14,329
Liabilities of consolidated variable interest entities
Other liabilities	32	1,681	(12)	1,701
	404,377	1,681	(12)	406,046
Total Liabilities	415,060	3,717	(343)	418,434
Commitments and Contingencies (note 17)
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	16,914	40	—	16,954
Retained earnings	7,731	18,784	(18,881)	7,634
Accumulated other comprehensive income (loss)	(2,636)	31	(40)	(2,645)
Total AGM Stockholders’ Equity	23,407	18,855	(18,921)	23,341
Non-controlling interests	8,208	10,752	214	19,174
Total Equity	31,615	29,607	(18,707)	42,515
Total Liabilities and Equity	$446,675	$33,324	$(19,050)	$460,949

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

				(Concluded)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Apollo Global Management, Inc.’s condensed consolidated financial statements and the related notes within this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Item 1A. Risk Factors” in our 2025 Annual Report. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

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

Asset Management

Our Asset Management segment focuses on credit and equity investing strategies. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of March 31, 2026, we had total AUM of $1.03 trillion.

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

Credit

Credit is our largest asset management strategy with $834 billion of AUM as of March 31, 2026. Our credit strategy spans third-party strategies and Apollo’s retirement services business across four main investment pillars: direct origination, asset-backed, multi credit and opportunistic credit. Our credit strategy provides flexible, scaled and diverse capital solutions across the entire credit risk-return spectrum, with a focus on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage.

Equity

Our equity strategy managed $192 billion of AUM as of March 31, 2026. Across our equity strategy, we maintain our focus on creative structuring and sourcing while working with the management teams of the portfolio companies of the Apollo-managed funds to help transform and grow their businesses. Our flexible mandate and purchase price discipline allow us to embrace complexity and seek attractive outcomes for our stakeholders. Apollo’s equity team has experience across sectors, industries, and geographies spanning its private equity, hybrid value, secondaries equity, AAA, real estate equity, infrastructure and clean transition equity strategies. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through March 31, 2026.

Acquisition of Bridge

On September 2, 2025, we completed the previously announced acquisition of Bridge in an all-stock transaction. As a result, Bridge became a consolidated subsidiary of AAM, and its results are included in the condensed consolidated financial statements commencing from the Acquisition Date.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene’s primary product line is annuities, which include fixed rate, indexed, payout and group annuities issued in connection with pension group annuity transactions and benefit plans. Athene also offers funding agreements and guaranteed investment contracts issued in connection with defined contribution plans. Funding agreements are comprised of funding agreements issued under its FABN program, secured and other funding agreements, which include Athene’s FABR program and direct funding agreements, funding agreements issued to the FHLB and repurchase agreements with an original maturity exceeding one year. Guaranteed investment contracts support stable value investment options within defined contribution plans and allow the contract holder to earn a guaranteed return of principal plus interest. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support.

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

Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, changes to U.S. and foreign tariff policies, civil unrest, geopolitical tensions or military action, such as the armed conflicts in the Middle East, including with Iran, and between Ukraine and Russia, and corresponding sanctions, new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains, and disruptions to the global energy market and supply chains.

The ongoing uncertainty regarding U.S. trade policy, the conflict with Iran and continued inflationary pressures pose a downside risk to the current economic outlook. However, solid growth in the U.S. has resulted in the risk of a recession remaining modest. Tariffs, which are inflationary in nature, remain in place and may have a negative impact on GDP growth. The potential impact of tariffs on corporate earnings remains uncertain and will depend on the duration and outcome of related trade negotiations, as well as the legal and regulatory framework governing tariff implementation, which continues to evolve.

We carefully monitor economic and market conditions, including global inflation, that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives. U.S. inflation remains elevated, with the U.S. Bureau of Labor Statistics reporting the annual U.S. inflation rate increased to 3.3% as of March 31, 2026, compared to 2.7% as of December 31, 2025. The U.S. Federal Reserve has a current benchmark interest rate target range of 3.50% to 3.75%, unchanged from its December 2025 meeting.

Equity market performance declined during the first quarter of 2026. In the U.S., the S&P 500 Index decreased by 4.6% during the first quarter of 2026, following an increase of 2.3% in the fourth quarter of 2025. Global equity markets decreased during the quarter, with the MSCI All Country World ex USA Index decreasing by 0.8%, following an increase of 5.3% in the fourth quarter of 2025.

Conditions in the credit markets may have a significant impact on our business. Credit fundamentals are improving: default rates in both high yield and leveraged loans are declining, distressed exchanges are easing, and at this time a broad credit cycle deterioration does not appear likely. Credit markets experienced slight decreases in the first quarter of 2026, with the BofAML HY Master II Index decreasing by 0.5%, while the Morningstar/LSTA Leveraged Loan Index decreased by 0.8%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.0% in the first quarter of 2026, following an increase of 0.5% in the fourth quarter of 2025. As of April 2026, the International Monetary Fund estimated the U.S. economy will expand by 2.3% in 2026 and 2.1% in 2027. The U.S. Bureau of Labor Statistics reported the U.S. unemployment rate decreased to 4.3% as of March 31, 2026.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. Strong foreign demand for U.S. assets remains an important support for the U.S. dollar. The U.S. dollar strengthened in the first quarter of 2026 compared to the euro and the British pound. Relative to the U.S. dollar, the euro depreciated 1.6% during the first quarter of 2026, after appreciating 0.1% in the fourth quarter of 2025, while the British pound depreciated 1.8% during the first quarter of 2026, after appreciating 0.2% in the fourth quarter of 2025. Oil finished the first quarter of 2026 up 76.6% from the fourth quarter of 2025, primarily related to the ongoing conflict with Iran.

We are actively monitoring the developments in Ukraine resulting from the Russia/Ukraine conflict and the economic sanctions and restrictions imposed against Russia, Belarus, and certain Russian and Belarusian entities and individuals. The Company continues to (i) identify and assess any exposure to designated persons or entities across the Company’s business; (ii) ensure existing surveillance and controls are calibrated to the evolving sanctions; and (iii) ensure appropriate levels of communication across the Company, and with other relevant market participants, as appropriate.

As of March 31, 2026, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities and addressable markets.

Private credit, which represents an estimated $40 trillion primarily investment-grade market, has experienced heightened focus, generating industry inquiries around liquidity, valuation methodologies, global wealth access and technology-related portfolio allocations. We believe such inquiries are natural to an evolving asset class that is experiencing strong overall growth. However, the magnified focus has corresponded to increased redemption requests within perpetual non-traded business development company structures across the industry, resulting in lower growth for these products.

While investor demand for perpetual non-traded business development company structures may experience variability, we believe that the long-term investor opportunity to provide investors with access to private credit, both investment-grade and sub investment-grade, will remain compelling across cycles.

Interest Rate Environment

Medium and long-term rates increased during the first quarter of 2026, with the U.S. 10-year Treasury yield at 4.30% as of March 31, 2026, compared to 4.18% as of December 31, 2025. Short-term rates increased during the first quarter of 2026, with the 3-month secured overnight financing rate at 3.68% as of March 31, 2026, compared to 3.65% as of December 31, 2025.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower its overall net floating rate position. As of March 31, 2026, Athene’s net invested asset portfolio included $53.1 billion of floating rate investments, or 18% of its net invested assets, and its net reserve liabilities included $49.8 billion of floating rate liabilities at notional, or 17% of its net invested assets, resulting in $3.3 billion of net floating rate assets, or 1% of its net invested assets.

If prevailing interest rates were to rise, we believe Athene’s products would be more attractive to consumers and its sales would likely increase. If prevailing interest rates were to decline, it is likely that Athene’s products would be less attractive to consumers and its sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent Athene is unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. A significant majority of Athene’s deferred annuity products have crediting rates that it may reset annually upon renewal, following the expiration of the current guaranteed period. While Athene has the contractual ability to lower these crediting rates to the guaranteed minimum levels at renewal, its willingness to do so may be limited by competitive pressures. Athene’s funding agreements and other investment-type products provide little to no discretionary ability to change the rates of interest that determine the amounts payable to the respective policyholder or institution. Other investment-type products include immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies), guaranteed investment contracts, and assumed endowments without significant mortality risks.

See “Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report and “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report, which include a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Overview of Results of Operations

Financial Measures under U.S. GAAP – Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of March 31, 2026.

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

As of March 31, 2026, approximately 32% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 68% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in our 2025 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis, (ii) unrealized performance fees and (iii) realized performance fees, inclusive of realized incentive fees:

	March 31, 2026	Performance Fees for the Three Months Ended March 31, 2026

(In millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total
Accord and Accord+ Funds	$67	$3	$7	$10
AIOF I, II and III	24	(26)	—	(26)
ANRP I, II and III[1]	62	(3)	—	(3)
Athora	5	(17)	—	(17)
Champ L.P.	16	(148)	141	(7)
Credit Strategies	49	37	4	41
EPF Funds[1]	43	11	—	11
FCI Funds	88	(2)	—	(2)
Freedom Parent Holdings	11	11	—	11
Fund X	449	(31)	62	31
Fund IX	1,009	(125)	65	(60)
Fund VIII[2]	2	(108)	1	(107)
Fund VI	41	—	2	2
HVF I	73	(8)	10	2
HVF II	223	33	—	33
HVF III	7	7	—	7
MidCap FinCo	39	—	5	5
Redding Ridge Holdings	235	13	8	21
Bridge Funds	123	(24)	10	(14)
Other[1,3]	559	(44)	105	61
Total	$3,125	$(421)	$420	$(1)
Total, net of profit sharing payable4/expense	$1,490	$(214)	$122	$(92)

1 As of March 31, 2026, certain funds had $334 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $2.5 billion as of March 31, 2026.

2 As of March 31, 2026, the remaining investments and escrow cash of Fund VIII was valued at 81% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2026, Fund VIII had $138 million of gross performance fees, or $77 million net of profit sharing in escrow. With respect to Fund VIII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement. Performance fees receivable as of March 31, 2026 and realized performance fees for the three months ended March 31, 2026 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.6 billion as of March 31, 2026, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $56 million.

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

The following table summarizes our performance fees since inception through March 31, 2026:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
Accord and Accord+ Funds	$67	$156	$223	$—	$119
AIOF I, II and III	24	86	110	—	41
ANRP I, II and III	62	206	268	22	109
Athora	5	—	5	—	5
Champ L.P.	16	136	152	—	13
Credit Strategies	49	604	653	—	43
EPF Funds	43	571	614	110	56
FCI Funds	88	24	112	—	88
Freedom Parent Holdings	11	194	205	—	11
Fund X	449	204	653	—	565
Fund IX	1,009	1,744	2,753	—	1,901
Fund VIII	2	1,789	1,791	176	1,168
Fund VII	—	3,271	3,271	—	—
Fund VI	41	1,664	1,705	—	—
Fund IV and Fund V	—	2,023	2,023	1	—
HVF I	73	266	339	—	209
HVF II	223	111	334	—	273
HVF III	7	—	7	—	7
MidCap FinCo	39	166	205	—	39
Redding Ridge Holdings	235	—	235	—	193
Bridge Funds	123	19	142	—	59
Other[5]	559	2,957	3,516	25	694
Total	$3,125	$16,191	$19,316	$334	$5,593

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.16 as of March 31, 2026. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.32 as of March 31, 2026.

[2] Amounts exclude certain performance fees from business development companies and Redding Ridge Holdings, an affiliate of Redding Ridge.
[3] Amounts were computed based on the fair value of fund investments on March 31, 2026. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees as of March 31, 2026. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on March 31, 2026. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

Financial Measures under U.S. GAAP – Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business, which is operated by Athene, as of March 31, 2026.

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

Expenses

Interest sensitive contract benefits

Interest sensitive contract liabilities are typically associated with universal life-type policies and investment contracts. Universal life-type policies and investment contracts include traditional deferred annuities (which include individual and group deferred annuities); indexed annuities consisting of fixed indexed, index-linked variable annuities in the accumulation phase, and assumed indexed universal life without significant mortality risk; funding agreements; immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies); universal life insurance; and other investment contracts inclusive of guaranteed investment contracts and assumed endowments without significant mortality risk. Liabilities for traditional deferred annuities, indexed annuities and universal life insurance are carried at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, “Global Atlantic”), which is carried at fair value. Fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts contain an embedded derivative. Benefit reserves for these contracts are reported as the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives represents the present value of cash flows attributable to the indexed strategies. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Liabilities for immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies), funding agreements, assumed endowments without significant mortality risk and guaranteed investment contracts are calculated as the present value of future liability cash flows and policy maintenance expenses, if any, discounted at contractual interest rates. Certain contracts are offered with additional contract features that meet the definition of a market risk benefit. See “—Market risk benefits remeasurement (gains) losses” below for further information.

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

Changes in the fair value of market risk benefits are recorded in market risk benefits remeasurement (gains) losses on the condensed consolidated statements of operations, excluding portions attributed to changes in instrument-specific credit risk, which are recorded in OCI on the condensed consolidated statements of comprehensive income (loss). Ceded market risk benefits are measured at fair value and recorded within reinsurance recoverable on the condensed consolidated statements of financial condition.

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

Adjusted Net Income (“ANI”) represents Segment Income less HoldCo interest and other financing costs and estimated income taxes. For purposes of calculating the Adjusted Net Income tax rate, Segment Income is reduced by HoldCo interest and financing costs. Income taxes on FRE and PII represents the total current corporate, local, and non-U.S. taxes as well as the current amounts payable under Apollo’s tax receivable agreement. Income taxes on FRE and PII excludes the impacts of deferred taxes and the remeasurement of the tax receivable agreement, which arise from changes in estimated future tax rates. Certain assumptions and methodologies that impact the implied FRE and PII income tax provision are similar to those used under U.S. GAAP. Specifically, certain deductions considered in the income tax provision under U.S. GAAP relating to transaction-related costs, equity-based compensation, charitable contributions and tax deductible interest expense are taken into account for the implied tax provision. Income Taxes on SRE represent the total current and deferred tax expense or benefit on income before taxes adjusted to eliminate the impact of the tax expense or benefit associated with the non-operating adjustments. Management believes the methodologies used to compute income taxes on FRE, SRE, and PII are meaningful to each segment and increases comparability of income taxes between periods.

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

Net Invested Assets

In managing its business, Athene analyzes net invested assets, which does not correspond to total Athene investments, including investments in related parties, as disclosed in the condensed consolidated statements of financial condition and notes thereto. Net invested assets represent the investments that directly back Athene’s net reserve liabilities, as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which is used to analyze the profitability of Athene’s investment portfolio. Net invested assets include (a) total investments on the condensed consolidated statements of financial condition with AFS securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the underlying investments supporting its assumed funds withheld and modco agreements and excludes the underlying investments related to ceded reinsurance transactions in its net invested assets calculation to match the assets with the income received. Athene believes the adjustments for reinsurance provide a view of the assets for which it has economic exposure. Net invested assets include Athene’s proportionate share of ACRA investments, based on its economic ownership, but do not include the proportionate share of investments associated with the non-controlling interests. Net invested assets are averaged over the number of quarters in the relevant period to compute a net investment earned rate for such period. While Athene believes net invested assets is a meaningful financial metric and enhances the understanding of the underlying drivers of its investment portfolio, it should not be used as a substitute for Athene’s total investments, including related parties, presented under U.S. GAAP.

Results of Operations

Below is a discussion of our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2026	2025
Revenues
Asset Management
Management fees	$696	$508	$188	37.0%
Advisory and transaction fees, net	306	195	111	56.9
Investment income (loss)	(77)	303	(380)	NM
Incentive fees	64	40	24	60.0
Property management, development and other fees	22	—	22	NM
	1,011	1,046	(35)	(3.3)
Retirement Services
Premiums	217	127	90	70.9
Product charges	281	265	16	6.0
Net investment income	5,139	4,341	798	18.4
Investment related gains (losses)	(2,078)	(828)	(1,250)	151.0
Revenues of consolidated variable interest entities	485	592	(107)	(18.1)
Other revenues	4	5	(1)	(20.0)
	4,048	4,502	(454)	(10.1)
Total Revenues	5,059	5,548	(489)	(8.8)
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	413	326	87	26.7
Equity-based compensation	222	138	84	60.9
Profit sharing expense	76	281	(205)	(73.0)
Total compensation and benefits	711	745	(34)	(4.6)
Interest expense	77	60	17	28.3
General, administrative and other	439	308	131	42.5
	1,227	1,113	114	10.2
Retirement Services
Interest sensitive contract benefits	1,591	1,494	97	6.5
Future policy and other policy benefits	639	541	98	18.1
Market risk benefits remeasurement (gains) losses	259	385	(126)	(32.7)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	337	267	70	26.2
Policy and other operating expenses	626	542	84	15.5
	3,452	3,229	223	6.9
Total Expenses	4,679	4,342	337	7.8
Other income (loss) – Asset Management
Net gains (losses) from investment activities	(112)	(18)	(94)	NM
Net gains (losses) from investment activities of consolidated variable interest entities	(15)	211	(226)	NM
Other income (loss), net	30	(218)	248	NM
Total Other income (loss)	(97)	(25)	(72)	288.0
Income (loss) before income tax (provision) benefit	283	1,181	(898)	(76.0)
Income tax (provision) benefit	(1,694)	(243)	(1,451)	NM
Net income (loss)	(1,411)	938	(2,349)	NM
Net (income) loss attributable to non-controlling interests	(495)	(496)	1	(0.2)
Net income (loss) attributable to Apollo Global Management, Inc.	(1,906)	442	(2,348)	NM
Preferred stock dividends	(24)	(24)	—	—
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$(1,930)	$418	$(2,348)	NM

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

In this section, references to 2026 refer to the three months ended March 31, 2026 and references to 2025 refer to the three months ended March 31, 2025.

Asset Management

Revenues

Revenues were $1,011 million in 2026, a decrease of $35 million from $1,046 million in 2025, primarily driven by lower investment income (loss), partially offset by higher management fees, advisory and transaction fees, net, and incentive fees.

Investment income (loss) decreased by $380 million in 2026 to $(77) million compared to $303 million in 2025. The decrease in investment income (loss) was primarily driven by a decrease in performance allocations of $345 million.

Significant drivers for performance allocations in 2026 were performance allocation losses primarily from Fund VIII, Fund IX and AIOF II of $107 million, $61 million and $32 million, respectively, partially offset by performance allocations earned from Credit Strategies, HVF II, Fund X, Redding Ridge Holdings and Freedom Parent Holdings of $41 million, $33 million, $31 million, $21 million and $11 million, respectively.

See below for details on the respective performance allocations in 2026.

The performance allocation losses from Fund VIII in 2026 were primarily driven by the depreciation of the fund’s investments in the (i) media, cable and leisure, (ii) financial and business services and (iii) manufacturing and industrial sectors.

The performance allocation losses from Fund IX in 2026 were primarily driven by the depreciation of the fund’s investments in the (i) consumer services, (ii) consumer and retail and (iii) media, telecom and technology sectors.

The performance allocation losses from AIOF II in 2026 were primarily driven by the depreciation of the fund’s investments in the transportation and logistics sectors.

The performance allocations earned from Credit Strategies in 2026 were primarily driven by the net income generated by the fund’s investments.

The performance allocations earned from HVF II in 2026 were primarily driven by the appreciation and realization of the fund’s investments in the (i) consumer and retail, (ii) manufacturing and industrial and (iii) transportation and logistics sectors.

The performance allocations earned from Fund X in 2026 were primarily driven by the appreciation and realization of the fund’s investments in the (i) consumer services, (ii) manufacturing and industrial and (iii) consumer and retail sectors.

The performance allocations earned from Redding Ridge Holdings in 2026 were primarily driven by existing and new CLO issuances, resets, accumulation of warehouse assets, new consulting contracts and the net income generated by the vehicle’s strategic investments.

The performance allocations earned from Freedom Parent Holdings in 2026 were primarily driven by the appreciation of its investment in Wheels.

Management fees increased by $188 million to $696 million in 2026 from $508 million in 2025. The increase in management fees was primarily attributable to $129 million of aggregate management fees earned from Bridge funds, Atlas, ADS, Redding Ridge Holdings and Apollo Asset-Backed Finance Fund, L.P. (“ABF”), partially offset by a decrease in management fees earned from S3 Equity and Hybrid Solutions of $9 million. Management fees in 2026 also benefited from increased management fees earned from certain strategic separately managed accounts. The increase in management fees earned from Bridge funds was due to the Bridge acquisition, while the increase from Atlas was driven by higher fee-generating AUM due to an upsize in Atlas warehousing financing facilities. The increase in management fees earned from ADS and ABF was primarily driven by an increase in subscriptions. Further, the increase in management fees earned from Redding Ridge Holdings was primarily driven by a fee basis adjustment, resulting from a change to the fee calculation in 2026. The decrease in management fees earned from S3 Equity and Hybrid Solutions was primarily related to the catch-up management fees for additional closes in 2025.

Advisory and transaction fees, net increased by $111 million to $306 million in 2026 from $195 million in 2025. Advisory and transaction fees earned during 2026 were primarily attributable to advisory and transaction fees earned from our opportunistic credit, direct origination, multi-credit, infrastructure and clean transition equity and private equity strategies.

Incentive fees increased by $24 million to $64 million in 2026 from $40 million in 2025, primarily attributable to sustained growth across a variety of perpetual capital vehicles.

Expenses

Expenses were $1.2 billion in 2026, an increase of $114 million from $1.1 billion in 2025, primarily due to increases in general, administrative and other and interest expense, partially offset by a decrease in total compensation and benefits.

General, administrative and other expenses were $439 million in 2026, an increase of $131 million from $308 million in 2025. The increase in 2026 was primarily driven by increases in professional fees, depreciation and amortization expenses, technology expenses and travel and entertainment expenses.

Interest expense was $77 million in 2026, an increase of $17 million from $60 million in 2025. The increase in 2026 was primarily driven by higher interest rates from additional debt issuances in the full year 2025, partially offset by debt repayments.

Total compensation and benefits were $711 million in 2026, a decrease of $34 million from $745 million in 2025, primarily due to a decrease in profit sharing expense of $205 million, partially offset by increases in salary, bonus and benefits and equity-based compensation of $87 million and $84 million, respectively. The decrease in profit sharing expense of $205 million was correlated with the corresponding lower investment income in 2026. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The increase in salary, bonus and benefits of $87 million was primarily driven by increased headcount in 2026 relative to 2025 due in part to the Bridge acquisition. The increase in equity-based compensation of $84 million was primarily due to additional RSUs granted and the related amortization. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the then Co-Presidents of AAM, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

Other Income (Loss)

Other income (loss) was $(97) million in 2026, a decrease of $72 million from $(25) million in 2025, primarily driven by a decrease in net gains (losses) from investment activities of consolidated VIEs of $226 million and a decrease in net gains (losses) from investment activities of $94 million, respectively, partially offset by an increase in other income (loss), net of $248 million.

The decrease in net gains (losses) from investment activities of consolidated VIEs of $226 million was primarily driven by a significant portfolio company valuation increase in 2025 related to the sale of the consolidated VIE’s primary holding. The decrease in net gains (losses) from investment activities of $94 million was primarily driven by losses on the sale of certain investments held by the asset manager.

The increase in other income (loss), net of $248 million, was primarily attributable to the prior-year impact of common stock issued to the Apollo DAF, which did not recur in the current period. Additionally, the increase was also driven by derivative gains primarily on forward contracts, partially offset by foreign exchange losses due to the significant fluctuations in foreign exchange rates in 2026.

Retirement Services

Revenues

Retirement Services revenues were $4.0 billion in 2026, a decrease of $454 million from $4.5 billion in 2025. The decrease was primarily driven by a decrease in investment related gains (losses) and a decrease in revenues of consolidated VIEs, partially offset by an increase in net investment income and an increase in premiums.

Investment related gains (losses) were $(2.1) billion in 2026, a decrease of $1.3 billion from $(828) million in 2025, primarily driven by an unfavorable change in fair value of mortgage loans, reinsurance assets and trading securities, as well as an unfavorable change in the fair value of indexed annuity hedging derivatives, partially offset by net foreign exchange gains. The change in fair value of mortgage loans decreased $1.2 billion, reinsurance assets decreased $319 million and trading securities decreased $195 million, primarily driven by an increase in U.S. Treasury rates in 2026 compared to a decrease in 2025. The change in fair value of indexed annuity hedging derivatives decreased $259 million, primarily driven by unfavorable performance of the equity indices upon which Athene’s call options are based, with the 2026 impact amplified by the strong growth in Athene’s indexed annuity block of business over the previous twelve months. The largest percentage of Athene’s call options are based on the S&P 500 Index, which decreased 4.6% in both 2026 and 2025. The net foreign exchange gains were primarily related to the strengthening of the U.S. dollar against foreign currencies in 2026 compared to 2025, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI.

Revenues of consolidated VIEs were $485 million in 2026, a decrease of $107 million from $592 million in 2025, primarily driven by investment performance within AAA and AAA Lux related to lower returns on the underlying assets and an unfavorable change in the fair value of trading securities and mortgage loans held in VIEs related to an increase in U.S. Treasury rates in 2026 compared to a decrease in 2025.

Net investment income was $5.1 billion in 2026, an increase of $798 million from $4.3 billion in 2025, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows of $39.7 billion during the previous twelve months, higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment in 2026 and favorable redemption income. These impacts were partially offset by lower floating rate income and prepayment of higher-yielding assets.

Premiums were $217 million in 2026, an increase of $90 million from $127 million in 2025, primarily driven by an increase in payout annuity premiums related to the issuance of structured settlements and life renewal premiums from the Sony Life Insurance Co., Ltd. (“Sony”) block reinsurance transaction executed in the fourth quarter of 2025.

Expenses

Retirement Services expenses were $3.5 billion in 2026, an increase of $223 million from $3.2 billion in 2025. The increase was primarily driven by an increase in future policy and other policy benefits, an increase in interest sensitive contract benefits, an increase in policy and other operating expenses and an increase in the amortization of DAC, DSI and VOBA, partially offset by a decrease in market risk benefits remeasurement (gains) losses.

Future policy and other policy benefits were $639 million in 2026, an increase of $98 million from $541 million in 2025, primarily driven by an increase in payout annuity reserves, as well as life reserves related to renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025.

Interest sensitive contract benefits were $1.6 billion in 2026, an increase of $97 million from $1.5 billion in 2025, primarily driven by significant growth in Athene’s deferred annuity and funding agreement blocks of business over the previous twelve months and higher rates on new deferred annuity and funding agreement issuances, as well as runoff of lower rate business, in comparison to its existing blocks of business, partially offset by a decrease in the change in Athene’s indexed annuity reserves and lower rates on floating rate funding agreements. The change in Athene’s indexed annuity reserves includes the impact from changes in the fair value of indexed annuity embedded derivatives. The decrease in the change in fair value of indexed annuity embedded derivatives of $528 million was primarily due to the favorable change in discount rates used in Athene’s embedded derivative calculations as discount rates increased in 2026 compared to a decrease in 2025 and the performance of the equity indices to which Athene’s indexed annuity policies are linked, with the 2026 impact amplified by the strong growth in Athene’s indexed annuity block of business over the previous twelve months. The largest percentage of Athene’s indexed annuity policies are linked to the S&P 500 Index, which decreased 4.6% in both 2026 and 2025. This was partially offset by the unfavorable impact of rate movements on policyholder projected benefits.

Policy and other operating expenses were $626 million in 2026, an increase of $84 million from $542 million in 2025, primarily driven by an increase in interest expense and policy acquisition expenses related to significant growth. The increase in interest expense was primarily related to additional issuances of long-term debt in the second quarter of 2025 and interest on repurchase agreements, as well as an increase in host accretion on business ceded to Catalina.

Amortization of DAC, DSI and VOBA was $337 million in 2026, an increase of $70 million from $267 million in 2025, primarily driven by an increase in acquisition and sales incentive costs that are deferred and amortized due to strong growth in Athene’s deferred annuity business.

Market risk benefits remeasurement (gains) losses were $259 million in 2026, a decrease of $126 million from $385 million in 2025. The decrease in losses in 2026 compared to 2025 was primarily driven by a favorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $213 million favorable due to an increase in the risk-free discount rates across the long end of the curve compared to 2025, which are used in the fair value measurement of the liability for market risk benefits, partially offset by an unfavorable $66 million impact related to unfavorable equity market performance.

Income Tax (Provision) Benefit

The Company’s income tax provision was $1,694 million and $243 million in 2026 and 2025, respectively. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 598.6% and 20.6% for 2026 and 2025, respectively. The change to the provision was primarily related to the Bermuda valuation allowance and the decrease in pretax income subject to tax. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests, (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m), (iv) Bermuda CIT, and (v) the Bermuda valuation allowance recorded in 2026. See note 11 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision.

Segment Analysis

The results of operations for our reportable segments are discussed below and represent the segment information available to and used by management to assess performance and allocate resources. See note 18 to our condensed consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2026	2025
Asset Management
Management fees – Credit	$681	$569	$112	19.7%
Management fees – Equity	271	201	70	34.8
Management fees	952	770	182	23.6
Capital solutions fees and other, net	246	154	92	59.7
Fee-related performance fees	64	54	10	18.5
Fee-related compensation	(333)	(259)	74	28.6
Non-compensation expenses	(201)	(160)	41	25.6
Fee Related Earnings	$728	$559	$169	30.2%

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

In this section, references to 2026 refer to the three months ended March 31, 2026 and references to 2025 refer to the three months ended March 31, 2025.

FRE was $728 million in 2026, an increase of $169 million compared to $559 million in 2025. This increase was primarily attributable to growth in fee related revenues, including management fees, capital solutions fees and other, net and fee-related performance fees, partially offset by increases in fee-related compensation and non-compensation expenses.

The increase in management fees was primarily attributable to $147 million of aggregate management fees earned from Bridge funds, Athene, Redding Ridge Holdings, ADS, ABF and Apollo Credit Strategies Absolute Return Fund (Delaware), L.P., partially offset by a decrease in management fees earned from S3 Equity and Hybrid Solutions of $10 million. The increase in management fees earned from Bridge funds is due to the Bridge acquisition, while the increase from Athene was primarily driven by increases in fee-generating AUM as a result of strong organic inflows. The increase in management fees earned from Redding Ridge Holdings was primarily driven by a fee basis adjustment, resulting from a change to the fee calculation in 2026. Further, the increase in management fees earned from ADS, ABF and Apollo Credit Strategies Absolute Return Fund (Delaware), L.P was primarily driven by increased subscriptions in 2026. The decrease in management fees earned from S3 Equity and Hybrid Solutions was primarily related to the catch-up management fees for additional closes in 2025.

Capital solutions fees earned in 2026 were primarily attributable to fees earned from our opportunistic credit, direct origination, multi-credit, and infrastructure and clean transition equity strategies.

The increase in fee-related performance fees in 2026 was primarily driven by growth across global wealth products, Bridge funds, and perpetual capital vehicles.

The growth in fee related revenues was partially offset by higher fee-related compensation expense and non-compensation expenses. Higher fee-related compensation expense in 2026 was driven by the associated fee related revenues and increased headcount as a result of our investment in the next phase of our growth and from the acquisition of Bridge. The increase in non-compensation expenses in 2026 was primarily driven by increases in professional fees, technology expenses, travel and entertainment expenses and depreciation and amortization expense.

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

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for Apollo’s investing strategies within the Asset Management segment:

	March 31, 2026
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM[1]	$129,134	$83,103	$212,237
AUM Not Currently Generating Performance Fees	30,020	20,495	50,515
Uninvested Performance Fee-Eligible AUM	24,622	31,675	56,297
Total Performance Fee-Eligible AUM	$183,776	$135,273	$319,049

	March 31, 2025
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM[1]	$103,199	$59,421	$162,620
AUM Not Currently Generating Performance Fees	9,570	4,950	14,520
Uninvested Performance Fee-Eligible AUM	28,562	29,191	57,753
Total Performance Fee-Eligible AUM	$141,331	$93,562	$234,893

	December 31, 2025
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM[1]	$138,572	$83,282	$221,854
AUM Not Currently Generating Performance Fees	20,690	19,499	40,189
Uninvested Performance Fee-Eligible AUM	28,958	30,890	59,848
Total Performance Fee-Eligible AUM	$188,220	$133,671	$321,891

[1] Performance Fee-Generating AUM of $6.8 billion, $7.0 billion and $9.8 billion as of March 31, 2026, March 31, 2025 and December 31, 2025, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	March 31, 2026
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$32,302		$32,302
Fee-Generating AUM based on invested capital	15,112	50,889		66,001
Fee-Generating AUM based on gross/adjusted assets	631,102	6,144		637,246
Fee-Generating AUM based on NAV	85,806	14,512		100,318
Total Fee-Generating AUM	$732,020	$103,847	[1]	$835,867

[1] The weighted average remaining life of the traditional private equity funds as of March 31, 2026 was 54 months.

	March 31, 2025
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$25,876		$25,876
Fee-Generating AUM based on invested capital	13,488	29,106		42,594
Fee-Generating AUM based on gross/adjusted assets	444,718	6,535		451,253
Fee-Generating AUM based on NAV	64,638	10,797		75,435
Total Fee-Generating AUM	$522,844	$72,314	[1]	$595,158

[1] The weighted average remaining life of the traditional private equity funds as of March 31, 2025 was 65 months.

	December 31, 2025
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$32,928		$32,928
Fee-Generating AUM based on invested capital	15,495	50,467		65,962
Fee-Generating AUM based on gross/adjusted assets	511,385	6,180		517,565
Fee-Generating AUM based on NAV	79,586	13,098		92,684
Total Fee-Generating AUM	$606,466	$102,673	[1]	$709,139

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2025 was 56 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. We also provide sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $400.9 billion, $348.6 billion and $392.2 billion of AUM on behalf of Athene as of March 31, 2026, March 31, 2025 and December 31, 2025, respectively.

Apollo, through ISGI, provides investment advisory services to Athora with respect to certain of its assets (“Athora Accounts”). We broadly refer to “Athora Sub-Advised” assets as those assets in the Athora Accounts which we explicitly sub-advise, as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. We refer to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 16 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $125.9 billion, $54.1 billion and $57.2 billion of AUM on behalf of Athora as of March 31, 2026, March 31, 2025 and December 31, 2025, respectively.

The following tables summarize changes in total AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended March 31,
	2026			2025
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$749,228	$189,178	$938,406	$616,387	$134,650	$751,037
Inflows	107,833	6,948	114,781	37,577	9,122	46,699
Outflows[2]	(19,644)	(567)	(20,211)	(19,941)	(315)	(20,256)
Other, net[4]	(3,327)	—	(3,327)	—	—	—
Net Flows	84,862	6,381	91,243	17,636	8,807	26,443
Realizations	(3,211)	(4,479)	(7,690)	(1,350)	(2,100)	(3,450)
Market Activity[3]	3,253	1,155	4,408	8,672	2,456	11,128
End of Period	$834,132	$192,235	$1,026,367	$641,345	$143,813	$785,158

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

[2] Outflows for Total AUM include redemptions of $3.2 billion and $1.6 billion during the three months ended March 31, 2026 and 2025, respectively.
[3] Includes foreign exchange impacts of $(1.5) billion and $3.4 billion during the three months ended March 31, 2026 and 2025, respectively.
[4] Other, net comprises certain adjustments to inflows, including amounts related to new capital pools formed by credit issuances in which Athene participates, primarily AMAPS.

Three Months Ended March 31, 2026

Total AUM was $1.03 trillion at March 31, 2026, an increase of $88.0 billion, or 9.4%, compared to $938.4 billion at December 31, 2025. The net increase was primarily driven by Athora’s acquisition of PIC, subscriptions across the platform, the growth of our retirement services client assets and market activity primarily in our credit strategy, partially offset by normal course outflows at Athene, as well as realizations. More specifically, the net increase was due to:

•Net flows of $91.2 billion primarily attributable to:
•an $84.9 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $65.3 billion of inorganic inflows from Athora’s acquisition of PIC; (ii) $15.3 billion of subscriptions mostly related to multi-credit, direct origination, clients of ISGI and opportunistic credit funds; and (iii) $4.3 billion related to the growth of our retirement services client assets; and
•a $6.4 billion increase related to the funds we manage in our equity strategy, primarily driven by $5.0 billion of subscriptions across hybrid value and real estate equity funds, and $1.6 billion of net transfer activity.

•Market activity of $4.4 billion, primarily attributable to:
•$3.3 billion related to the funds we manage in our credit strategy primarily consisting of $4.4 billion driven by our retirement services clients; partially offset by (i) $0.6 billion related to asset-backed finance funds; and (ii) $0.4 billion related to direct origination funds; and
•$1.2 billion related to the funds we manage in our equity strategy.

•Realizations of $(7.7) billion primarily attributable to:
•$(4.5) billion related to the funds we manage in our equity strategy, largely driven by distributions across traditional private equity and real estate equity funds; and
•$(3.2) billion related to the funds we manage in our credit strategy, largely driven by distributions from direct origination and opportunistic credit funds.

The following tables summarize changes in Fee-Generating AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended March 31,
	2026			2025
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$606,466	$102,673	$709,139	$495,843	$72,823	$568,666
Inflows	147,737	4,187	151,924	39,956	5,221	45,177
Outflows[2,3]	(19,564)	(1,615)	(21,179)	(19,656)	(5,696)	(25,352)
Other, net[5]	(3,132)	—	(3,132)	—	—	—
Net Flows	125,041	2,572	127,613	20,300	(475)	19,825
Realizations	(2,738)	(1,816)	(4,554)	(848)	(289)	(1,137)
Market Activity[4]	3,251	418	3,669	7,549	255	7,804
End of Period	$732,020	$103,847	$835,867	$522,844	$72,314	$595,158

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

[2] Outflows for Fee-Generating AUM include redemptions of $2.8 billion and $1.5 billion during the three months ended March 31, 2026 and 2025, respectively.
[3] Included in the equity outflows for Fee-Generating AUM for the three months ended March 31, 2025 is $4.5 billion related to the expiration of Fund VIII's fee-paying period.
[4] Includes foreign exchange impacts of $(1.1) billion and $2.6 billion during the three months ended March 31, 2026 and 2025, respectively.
[5] Other, net comprises certain adjustments to inflows, including amounts related to new capital pools formed by credit issuances in which Athene participates, primarily AMAPS.

Three Months Ended March 31, 2026

Total Fee-Generating AUM was $835.9 billion at March 31, 2026, an increase of $126.7 billion, or 17.9%, compared to $709.1 billion at December 31, 2025. The net increase was primarily driven by Athora’s acquisition of PIC, subscriptions across the platform, growth of our retirement services client assets and market activity primarily in our credit strategy, partially offset by realizations. More specifically, the net increase was due to:

•Net flows of $127.6 billion attributable to the funds we manage in our credit strategy primarily consisting of (i) $65.3 billion of inorganic inflows from Athora’s acquisition of PIC; (ii) $41.6 billion primarily due to a fee basis adjustment related to Redding Ridge; (iii) $4.9 billion of subscriptions primarily related to multi-credit and direct origination funds; and (iv) $4.3 billion related to the growth of our retirement services client assets, partially offset by $(2.5) billion of redemptions.

•Market activity of $3.7 billion attributable to the funds we manage in our credit strategy primarily consisting of $4.4 billion related to our retirement services clients, partially offset by (i) $0.4 billion related to asset-backed finance funds; and (ii) $0.4 billion related to clients of ISGI.

•Realizations of $(4.6) billion across the credit and equity strategies.

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

The following presents origination, gross capital deployment and uncalled commitments (in billions):

Note: Totals may not add due to rounding

As of March 31, 2026 and December 31, 2025, Apollo had $74 billion and $73 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2026	2025
Retirement Services
Fixed income and other net investment income	$3,551	$2,914	$637	21.9%
Alternative net investment income	210	315	(105)	(33.3)
Net investment earnings	3,761	3,229	532	16.5
Strategic capital management fees	36	29	7	24.1
Cost of funds	(2,807)	(2,210)	597	27.0
Net investment spread	990	1,048	(58)	(5.5)
Other operating expenses	(118)	(114)	4	3.5
Interest and other financing costs	(153)	(130)	23	17.7
Spread Related Earnings	$719	$804	$(85)	(10.6)%

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

In this section, references to 2026 refer to the three months ended March 31, 2026 and references to 2025 refer to the three months ended March 31, 2025.

Spread Related Earnings

SRE was $719 million in 2026, a decrease of $85 million, or 11%, compared to $804 million in 2025. The decrease in SRE was primarily driven by an increase in cost of funds and interest and other financing costs, partially offset by an increase in net investment earnings.

Cost of funds was $2.8 billion in 2026, an increase of $597 million from $2.2 billion in 2025, primarily driven by significant growth in deferred annuity and funding agreement business and higher rates on new business, as well as runoff of lower rate business, compared to existing blocks. The increase in cost of funds was also driven by an increase in the amortization of DAC, DSI and VOBA and additional policy acquisition expenses related to significant growth. These impacts were partially offset by lower rates on floating rate funding agreements.

Interest and other financing costs were $153 million in 2026, an increase of $23 million from $130 million in 2025, primarily driven by an increase in interest expense related to additional issuances of long-term debt in the second quarter of 2025, as well as a higher average short-term repurchase agreement balance outstanding during 2026 compared to 2025, partially offset by a decrease in preferred stock dividends due to the redemption of Athene’s Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C in the second quarter of 2025.

Net investment earnings were $3.8 billion in 2026, an increase of $532 million from $3.2 billion in 2025, primarily driven by $40.8 billion of growth in Athene’s average net invested assets during the previous twelve months, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and favorable redemption income. These impacts were partially offset by a decrease in alternative net investment income, lower floating rate income and prepayment of higher-yielding assets. The decrease in alternative net investment income compared to 2025 was primarily driven by less favorable performance within origination platforms and credit funds, partially offset by more favorable performance within retirement services platforms. The decrease in income from origination platforms was mainly attributable to outsized performance from MidCap FinCo and Redding Ridge in 2025, as well as market headwinds impacting the valuation of each in 2026, a valuation increase related to strong performance from Wheels in 2025 and a valuation decrease on Atlas resulting from an underlying asset impairment in 2026. The decrease in income from credit funds was primarily driven by stronger performance from the underlying funds in 2025. The increase in income from retirement services platforms was primarily related to increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Net Investment Spread

	Three months ended March 31,
	2026	2025	Change
Fixed income and other net investment earned rate	5.04%	4.80%	24 bps
Alternative net investment earned rate	5.79%	10.08%	NM
Net investment earned rate	5.08%	5.06%	2 bps
Strategic capital management fees	0.05%	0.05%	0 bps
Cost of funds	(3.79)%	(3.46)%	33 bps
Net investment spread	1.34%	1.65%	(31) bps

Net investment spread was 1.34% in 2026, a decrease of 31 basis points compared to 1.65% in 2025, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.79% in 2026, an increase of 33 basis points compared to 3.46% in 2025, primarily driven by higher rates on new business, as well as runoff of lower rate business, compared to existing blocks, an increase in the amortization of DAC, DSI and VOBA and additional policy acquisition expenses related to significant growth, partially offset by lower rates on floating rate funding agreements.

Net investment earned rate was 5.08% in 2026, an increase of 2 basis points compared to 5.06% in 2025, primarily driven by higher returns on Athene’s fixed income portfolio, partially offset by lower returns on Athene’s alternative investment portfolio. Fixed income and other net investment earned rate was 5.04% in 2026, an increase from 4.80% in 2025, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and favorable redemption income, partially offset by lower floating rate income and prepayment of higher-yielding assets. Alternative net investment earned rate was 5.79% in 2026, a decrease from 10.08% in 2025, primarily driven by lower returns within origination platforms and credit funds, partially offset by higher returns within retirement services platforms. The lower returns from origination platforms were mainly attributable to outsized performance from MidCap FinCo and Redding Ridge in 2025, as well as market headwinds impacting the valuation of each in 2026, a valuation increase related to strong performance from Wheels in 2025 and a valuation decrease on Atlas resulting from an underlying asset impairment in 2026. The lower returns from credit funds were primarily driven by stronger performance from the underlying funds in 2025. The higher returns from retirement services platforms were primarily related to increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Investment Portfolio

Athene had total investments, including related parties and consolidated VIEs, of $389.7 billion and $386.1 billion as of March 31, 2026 and December 31, 2025, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy-and-hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Athene is invested in a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities, and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and consolidated VIEs:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value
U.S. government and agencies	$18,799	4.8%	$16,898	4.4%
U.S. state, municipal and political subdivisions	747	0.2%	759	0.2%
Foreign governments	1,672	0.4%	1,659	0.4%
Corporate	86,053	22.1%	89,431	23.2%
CLO	23,694	6.1%	26,272	6.8%
ABS	38,490	9.9%	35,462	9.2%
CMBS	12,643	3.3%	13,084	3.4%
RMBS	8,278	2.1%	9,032	2.3%
Total available-for-sale securities, at fair value	190,376	48.9%	192,597	49.9%
Trading securities, at fair value	6,232	1.6%	6,409	1.7%
Equity securities, at fair value	763	0.2%	822	0.2%
Mortgage loans, at fair value	93,077	23.9%	91,918	23.8%
Investment funds	184	0.1%	108	—%
Policy loans	296	0.1%	301	0.1%
Funds withheld at interest	14,514	3.7%	15,413	4.0%
Derivative assets	8,352	2.1%	9,190	2.4%
Short-term investments	140	—%	175	—%
Other investments	4,391	1.1%	4,148	1.1%
Total investments	318,325	81.7%	321,081	83.2%
Investments in related parties
Available-for-sale securities, at fair value
Corporate	3,414	0.9%	2,317	0.6%
CLO	6,798	1.7%	7,203	1.9%
ABS	18,733	4.8%	16,366	4.2%
CMBS	153	—%	161	—%
Total available-for-sale securities, at fair value	29,098	7.4%	26,047	6.7%
Trading securities, at fair value	1,376	0.4%	454	0.1%
Equity securities, at fair value	—	—%	266	0.1%
Mortgage loans, at fair value	1,557	0.4%	1,486	0.4%
Investment funds	3,136	0.8%	2,149	0.6%
Funds withheld at interest	3,959	1.0%	4,215	1.1%
Short-term investments	18	—%	18	—%
Other investments, at fair value	341	0.1%	344	0.1%
Total related party investments	39,485	10.1%	34,979	9.1%
Total investments, including related parties	357,810	91.8%	356,060	92.3%
Investments of consolidated VIEs
Trading securities, at fair value	3,374	0.9%	3,120	0.8%
Mortgage loans, at fair value	2,031	0.5%	2,140	0.5%
Investment funds, at fair value	25,633	6.6%	23,888	6.2%
Other investments	884	0.2%	844	0.2%
Total investments of consolidated VIEs	31,922	8.2%	29,992	7.7%
Total investments, including related parties and consolidated VIEs	$389,732	100.0%	$386,052	100.0%

Athene’s total investments, including related parties and consolidated VIEs were $389.7 billion and $386.1 billion as of March 31, 2026 and December 31, 2025, respectively. The $3.7 billion increase was primarily driven by significant growth from gross organic inflows of $19.7 billion in excess of gross liability outflows of $10.8 billion, partially offset by maintaining a portion of the net organic inflows in cash, as well as the use of the funds to repay Athene’s net outstanding short-term repurchase agreement balance. Additionally, total investments, including related parties and consolidated VIEs increased due to the reinvestment of earnings and an increase in consolidated VIE investments, primarily related to an increase in investment funds attributable to net contributions from third-party investors into AAA Lux and favorable performance of the underlying assets within AAA Lux and AAA. These impacts were partially offset by unrealized losses on investments, including foreign exchange impacts, and a decrease in derivative assets. The unrealized losses on investments during the three months ended March 31, 2026 included AFS securities of $2.1 billion, as well as unrealized losses on mortgage loans, reinsurance assets and trading securities, attributable to an increase in U.S. Treasury rates in 2026. The unrealized foreign exchange losses on foreign-denominated assets were primarily attributable to the strengthening of the U.S. dollar against foreign currencies in 2026. The decrease in derivative assets was primarily related to Athene’s call options due to the unfavorable equity market performance in 2026, net of derivative swap and forward contract impacts.

Athene’s investment portfolio consists largely of high-quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 97.7% and 97.3% as of March 31, 2026 and December 31, 2025, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

Athene invests a portion of its investment portfolio in mortgage loans, which are generally comprised of high-quality commercial first-lien as well as mezzanine real estate loans. Athene has acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. It invests in CMLs, primarily on income-producing properties including apartments, industrial properties, office buildings, hotels and retail buildings. Athene’s RML portfolio primarily consists of first-lien RMLs collateralized by properties located in the U.S.

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

Athene holds derivatives for economic hedging purposes to reduce its exposure to the cash flow variability of assets and liabilities, equity market risk, foreign exchange risk and interest rate risk. Athene’s primary use of derivative instruments relates to providing the income needed to fund the annual index credits on its indexed annuity products. Athene primarily uses indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index. Athene also uses derivative instruments, such as forward contracts and swaps, to hedge foreign currency exposure resulting from foreign-denominated assets and liabilities and to help manage its net floating rate position.

Net Invested Assets

The following summarizes Athene’s net invested assets:

	March 31, 2026		December 31, 2025
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$86,764	28.9%	$86,664	29.6%
CLO	23,611	7.9%	25,401	8.7%
Credit	110,375	36.8%	112,065	38.3%
CML	32,578	10.9%	31,789	10.9%
RML	43,688	14.5%	43,326	14.8%
RMBS	7,232	2.4%	7,592	2.6%
CMBS	9,662	3.2%	9,877	3.4%
Real estate	93,160	31.0%	92,584	31.7%
ABS	41,802	13.9%	38,417	13.1%
Alternative investments	15,092	5.0%	13,868	4.7%
State, municipal, political subdivisions and foreign government	3,168	1.1%	3,081	1.0%
Equity securities	1,975	0.7%	2,039	0.7%
Short-term investments	146	—%	207	0.1%
U.S. government and agencies	15,985	5.3%	14,225	4.9%
Other investments	78,168	26.0%	71,837	24.5%
Cash and cash equivalents	12,969	4.3%	10,490	3.6%
Other	5,618	1.9%	5,438	1.9%
Net invested assets	$300,290	100.0%	$292,414	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.

Athene’s net invested assets were $300.3 billion and $292.4 billion as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, corporate securities included $24.2 billion of private placements, which represented 8% of Athene’s net invested assets. The $7.9 billion increase in net invested assets was primarily driven by growth from net organic inflows of $16.0 billion in excess of net liability outflows of $8.6 billion, the reinvestment of earnings and favorable alternative investment performance. These impacts were partially offset by a decrease in net short-term repurchase agreements outstanding as of March 31, 2026 and the payment of common and preferred stock dividends.

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

AP Grange

During the second quarter of 2026, AP Grange called its outstanding ABS debt and as a result, Athene will recognize a gain of $673 million in GAAP income. Additionally, within our non-GAAP results for the second quarter of 2026, we will recognize a non-operating gain of $458 million, net of the ACRA non-controlling interests.

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended March 31,		Total Change	Percentage Change
(In millions, except percentages)	2026	2025
Principal Investing:
Realized performance fees	$357	$190	$167	87.9%
Realized investment income (loss)	46	28	18	64.3
Principal investing compensation	(313)	(188)	125	66.5
Other operating expenses	(15)	(16)	(1)	(6.3)
Principal Investing Income (PII)	$75	$14	$61	435.7%

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

In this section, references to 2026 refer to the three months ended March 31, 2026 and references to 2025 refer to the three months ended March 31, 2025.

PII was $75 million in 2026, an increase of $61 million, as compared to $14 million in 2025. This increase was primarily attributable to increases in realized performance fees and realized investment income of $167 million and $18 million, respectively, partially offset by an increase in principal investing compensation expense of $125 million.

The increase in realized performance fees of $167 million in 2026 was primarily driven by an increase in realized performance fees generated from a portfolio company sale and Fund X, partially offset by a decrease in realized performance fees earned from HVF II and Fund IX.

The increase in realized investment income of $18 million in 2026 was primarily attributable to gains realized in connection with a portfolio company sale and the recovery of a previously impaired loan receivable related to Bridge, partially offset by realized loss on disposition of investments.

Principal investing compensation expense of $313 million in 2026 increased $125 million, as compared to $188 million in 2025. The increase in 2026 was primarily due to an increase in profit sharing expense corresponding to the increase in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2026, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through its liquidation in 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations” in our 2025 Annual Report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of March 31, 2026, unless otherwise noted.

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Credit:
Accord VII[1]	2026	$2,099	$1,948	$139	$1	$139	$145	$146	NM4	NM4
Accord I, II, III, III B, IV, V & VI1	Various	438	9,693	7,455	7,974	—	—	7,974	18%	13%
Accord+ II	2025	5,498	4,796	6,387	2,659	4,166	4,268	6,927	NM4	NM4
Accord+	2021	2,404	2,370	7,062	8,019	6	19	8,038	14	11
ADIP II	2024	7,192	6,016	3,195	—	3,195	4,150	4,150	17	14
ADIP I	2020	5,288	3,254	2,620	2,268	2,320	2,646	4,914	21	17
EPF IV	2023	3,295	3,120	2,015	840	1,373	1,600	2,440	16	11
EPF III	2017	2,065	4,555	5,119	4,817	1,339	1,139	5,956	6	1
Total Credit		$28,279	$35,752	$33,992	$26,578	$12,538	$13,967	$40,545
Equity:
Fund X	2023	$22,946	$19,877	$10,765	$3,481	$8,659	$12,058	$15,539	32%	20%
Fund IX	2018	26,259	24,729	23,318	19,009	14,671	21,652	40,661	21	14
Fund VIII	2013	5,279	18,377	16,926	24,534	3,360	3,457	27,991	13	9
Fund VII	2008	—	14,677	16,461	34,294	—	—	34,294	33	25
Fund VI	2006	379	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	—	3,742	5,192	12,724	—	—	12,724	61	44
Fund I, II, III, IV & MIA[2]	Various	8	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[3]		$54,871	$98,858	$93,872	$132,578	$27,095	$37,167	$169,745	39	24
AIOF III	2024	2,484	2,399	913	—	913	1,092	1,092	NM4	NM4
AIOF II	2020	2,760	2,542	2,440	1,160	1,658	2,026	3,186	13	8
AIOF I	2018	15	897	803	1,280	—	—	1,280	22	16
HVF III	2026	6,355	6,311	931	—	931	1,008	1,008	NM4	NM4
HVF II	2022	5,793	4,592	4,848	1,454	4,054	5,413	6,867	16	13
HVF I	2019	1,923	3,238	3,711	4,614	798	1,308	5,922	21	17
Total Equity		$74,201	$118,837	$107,518	$141,086	$35,449	$48,014	$189,100

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

Equity

The following tables provide additional detail on the composition of the Fund X, Fund IX and Fund VIII private equity portfolios based on investment strategy as of March 31, 2026:

Fund X

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$2,904	$3,949
Opportunistic Buyouts	7,572	10,427
Deleveraging Investment[1]	289	1,163
Total	$10,765	$15,539

Fund IX

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$6,450	$12,135
Opportunistic Buyouts	15,081	23,721
Deleveraging Investment[1]	1,787	4,805
Total	$23,318	$40,661

Fund VIII

(In millions)	Total Invested Capital	Total Value
Corporate Carve-outs	$3,122	$7,299
Opportunistic Buyouts	13,237	19,938
Deleveraging Investment[1]	567	754
Total	$16,926	$27,991

[1] The deleveraging investment strategy includes deleveraging for control, non-control deleveraging and other credit. Other credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be deleveraging.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets.

			Total Returns
(In millions)	IPO Year[1]	Total AUM	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
ADS[2]	N/A	$29,980	—%	2%
MidCap FinCo[3]	N/A	13,645	1%	5%
ARI[4]	2009	10,093	9%	13%
MFIC[4,5]	2004	3,927	1%	(2)%
ADREF[6]	N/A	4,618	2%	—%
ADCF[6]	N/A	2,388	1%	2%
ARIS[6]	N/A	2,116	1%	1%
Other[7]	N/A	23,961	N/A	N/A
Total		$90,728

1 An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.
2 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are net returns based on NAV.
[3] MidCap FinCo is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 0% and 4% for the three months ended March 31, 2026 and 2025, respectively.

[4] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

5 AUM is presented on a three-month lag, as of December 31, 2025, based upon the availability of the information.
6 ADREF, ADCF and ARIS are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV.
[7] Other includes, among others, AUM of $1.9 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of December 31, 2025. Returns and IPO year are not provided for these AUM. Other also includes AUM of $11.9 billion and $2.4 billion related to third-party capital within AAA and Bridge funds, respectively.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Three months ended March 31,
(In millions)	2026	2025
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$(1,930)	$418
Preferred dividends	24	24
Net income (loss) attributable to non-controlling interests	495	496
GAAP Net Income (Loss)	$(1,411)	$938
Income tax provision (benefit)	1,694	243
GAAP Income (Loss) Before Income Tax Provision (Benefit)	$283	$1,181
Asset Management Adjustments
Equity-based profit sharing expense[1]	52	30
Equity-based compensation	156	99
Net (income) loss attributable to non-controlling interests in consolidated entities	(255)	(549)
Unrealized performance fees	421	(119)
Unrealized profit sharing expense	(207)	105
HoldCo interest and other financing costs[2]	45	34
Unrealized principal investment (income) loss	120	2
Unrealized net (gains) losses from investment activities	57	61
Transaction-related costs, restructuring and other non-operating expenses[3]	69	276
Retirement Services Adjustments
Investment (gains) losses, net of offsets	696	(151)
Non-operating change in insurance liabilities and related derivatives[4]	42	367
Integration, restructuring and other non-operating items	33	30
Equity-based compensation	10	11
Segment Income	1,522	1,377
HoldCo interest and other financing costs[2]	(45)	(34)
Taxes and related payables	(269)	(224)
Adjusted Net Income	$1,208	$1,119

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

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	March 31, 2026	December 31, 2025
Total GAAP Common Stock Outstanding	576,507,457	578,981,398
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	14,573,961	14,564,883
Vested RSUs	16,970,170	19,437,942
Unvested RSUs Eligible for Dividend Equivalents	15,710,130	10,518,154
Adjusted Net Income Shares Outstanding	623,761,718	623,502,377

[1] Reflects the number of shares of underlying common stock assumed to be issuable upon conversion of the Mandatory Convertible Preferred Stock during each period.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	March 31, 2026	December 31, 2025
Total investments, including related parties	$357,810	$356,060
Derivative assets	(8,352)	(9,190)
Cash and cash equivalents (including restricted cash)	19,011	16,326
Accrued investment income	3,601	3,395
Net receivable (payable) for collateral on derivatives	(2,718)	(3,458)
Reinsurance impacts	(6,078)	(6,350)
VIE and VOE assets, liabilities and non-controlling interests	19,677	19,420
Unrealized (gains) losses	13,230	10,002
Ceded policy loans	(156)	(160)
Net investment receivables (payables)	120	217
Allowance for credit losses	748	763
Other investments	(59)	(52)
Total adjustments to arrive at gross invested assets	39,024	30,913
Gross invested assets	396,834	386,973
ACRA non-controlling interests	(96,544)	(94,559)
Net invested assets	$300,290	$292,414

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

As of March 31, 2026, the Company had $21.4 billion of unrestricted cash and cash equivalents, as well as $5.1 billion of available funds from the AGM credit facility, AHL credit facility and AHL liquidity facility.

Primary Uses of Cash

Over the next 12 months, we expect the Company’s primary liquidity needs will be to:

•support the future growth of Apollo’s businesses through strategic corporate investments;
•pay the Company’s operating expenses including compensation, general, administrative, and other expenses;
•make payments to policyholders for surrenders, withdrawals and payout benefits;
•make interest and principal payments on funding agreements;
•make payments to satisfy pension group annuity obligations and policy acquisition costs;
•make interest and principal payments on the Company’s debt;
•pay taxes and tax-related payments;
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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	Three months ended March 31,
(In millions)	2026	2025
Operating Activities	$1,620	$1,012
Investing Activities	(8,334)	(16,888)
Financing Activities	9,872	14,274
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net increase (decrease) in cash and cash equivalents, restricted cash and cash held at consolidated variable interest entities	$3,157	$(1,599)

The assets of our consolidated funds and VIEs, on a gross basis, could have a substantial effect on the accompanying statement of cash flows. Because our consolidated funds and VIEs are generally treated as investment companies for accounting purposes, their investing cash flow amounts are included in our cash flows from operating activities. The table below summarizes our condensed consolidated statements of cash flows by activity attributable to the Company and to our consolidated funds and VIEs.

	Three months ended March 31,
(In millions)	2026	2025
Net cash provided by the Company's operating activities	$1,644	$944
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	(24)	68
Net cash provided by operating activities	1,620	1,012
Net cash used in the Company's investing activities	(7,360)	(16,424)
Net cash used in the Consolidated Funds and VIEs investing activities	(974)	(464)
Net cash used in investing activities	(8,334)	(16,888)
Net cash provided by the Company's financing activities	8,809	14,450
Net cash provided by (used in) the Consolidated Funds and VIEs financing activities	1,063	(176)
Net cash provided by financing activities	$9,872	$14,274

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

•During the three months ended March 31, 2026, cash provided by operating activities reflects cash inflows from management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, net investment income and a tax refund, partially offset by cash paid for pension group annuity and other payout annuity benefits, net of premium received, interest on funding agreements and debt, policy acquisition expenses and other operating expenses. Cash used in our consolidated funds and VIEs primarily includes net purchases of VIE investments, partially offset by net proceeds from the sale of VIE investments.

•During the three months ended March 31, 2025, cash provided by operating activities reflects cash inflows from management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, and net investment income, partially offset by pension group annuity benefit payments and cash paid for interest on funding agreements, policy acquisition costs and other operating expenses. Net cash provided by operating activities includes net cash provided by our consolidated funds and VIEs, which primarily includes net proceeds from the sale of VIEs’ investments, offset by purchases of VIEs’ investments.

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

•During the three months ended March 31, 2026, cash used in investing activities primarily reflects the purchase of investments, mainly AFS and mortgage loans, due to the deployment of significant cash inflows from Athene’s strong growth, a decrease in investment payables, net of receivables, and cash paid for the settlement of derivatives, partially offset by the sales, maturities and repayments of investments.

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

Financing Activities

The Company’s financing activities reflect its capital market transactions and transactions with equity holders. The primary sources of cash within financing activities include: (a) proceeds from debt and preferred equity issuances, (b) inflows on Athene’s investment-type policies and contracts, (c) changes of cash collateral for derivative transactions posted by counterparties, (d) capital contributions, and (e) proceeds from other borrowing activities. The primary uses of cash within financing activities include: (a) dividends, (b) payments under the tax receivable agreement, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, (e) repayments of debt, (f) withdrawals on Athene’s investment-type policies and contracts, (g) changes in cash collateral for derivative transactions posted by counterparties and (h) capital distributions.

•During the three months ended March 31, 2026, cash provided by financing activities primarily reflects cash received from deferred annuity, funding agreement and guaranteed investment contract inflows, net of cash outflows, cash proceeds from the issuance of long-term debt and net capital contributions from non-controlling interests, partially offset by the repayment of short-term repurchase agreements, a decrease in cash collateral posted by counterparties for derivative transactions, the repayment of debt, and the payment of common and preferred stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt and contributions from non-controlling interests, partially offset by repayment of debt and distributions to non-controlling interests.

•During the three months ended March 31, 2025, cash provided by financing activities primarily reflects cash received from deferred annuity and funding agreement inflows, net of cash outflows, and net capital contributions from non-controlling interests, partially offset by the repayment of short-term repurchase agreements, net of the cash received related to the issuance of a long-term repurchase agreement, a decrease in cash collateral posted by counterparties for derivative transactions, the payment of common and preferred stock dividends and repurchases of common stock. Cash used in financing activities of our consolidated funds and VIEs primarily includes repayment of debt and distributions to non-controlling interests, partially offset by proceeds from the issuance of debt and contributions from non-controlling interests.

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

Because AGM is a holding company, the primary source of funds for AGM’s dividends is distributions and other intercompany transfers from its operating subsidiaries, AAM and AHL, which are expected to be adequate to fund AGM’s dividends and other cash flow requirements based on current estimates of future obligations. The ability of these operating subsidiaries to make distributions to AGM will depend on satisfying applicable law with respect to such distributions, including surplus and minimum solvency requirements among others, as well as making prior distributions on AHL’s outstanding preferred stock. Moreover, the ability of AAM and AHL to receive distributions from their own respective subsidiaries will continue to depend on applicable law with respect to such distributions.

On May 6, 2026, AGM declared a cash dividend of $0.5625 per share of its common stock, which will be paid on May 29, 2026 to holders of record at the close of business on May 19, 2026.

On May 6, 2026, the Company also declared and set aside a cash dividend of $0.8438 per share of its Mandatory Convertible Preferred Stock, which will be paid on July 31, 2026 to holders of record at the close of business on July 15, 2026.

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

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock. There were 28,749,665 shares of Mandatory Convertible Preferred Stock issued and outstanding as of March 31, 2026. See note 14 to the condensed consolidated financial statements for further details.

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

At March 31, 2026, the asset management business had $3.6 billion of unrestricted cash and cash equivalents, as well as $1.25 billion of available funds from the AGM credit facility.

Future Debt Obligations

The asset management business had debt of $6.4 billion at March 31, 2026, which includes notes with various maturities from 2026 through 2054 and nonrecourse debt. See note 12 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

Future Cash Flows

Our ability to execute our business strategy, particularly our ability to increase our AUM, depends on our ability to establish new funds and to raise additional investor capital within such funds. Our liquidity will depend on a number of factors, such as our ability to project our financial performance, which is highly dependent on the funds we manage and our ability to manage our projected costs, fund performance, access to credit facilities, compliance with existing credit agreements, as well as industry and market trends. Also, during economic downturns the funds we manage might experience cash flow issues or liquidate entirely. In these situations we might be asked to reduce or eliminate the management fee and performance fees we charge, which could adversely impact our cash flow in the future.

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

Athora

AAM and its subsidiaries had equity commitments outstanding to Athora of up to $57 million as of March 31, 2026.

In December 2021, an AAM subsidiary committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives. All commitments from 2021 have been drawn as of March 31, 2026.

An AAM subsidiary and Athene are minority investors in Athora with a long-term strategic relationship. Through its share ownership, the AAM subsidiary has approximately 16% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo represent, in the aggregate, approximately 3.9% of the total voting power in Athora. See note 16 to the condensed consolidated financial statements for details on AAM’s and Athene’s transactions and commitments to Athora.

Fund Escrow

As of March 31, 2026, the remaining investments and escrow cash of Fund VIII was valued at 81% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Athene has access to additional liquidity through its AHL credit facility and AHL liquidity facility. The AHL credit facility has a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the AHL credit facility. The AHL credit facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of March 31, 2026. The AHL liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the AHL liquidity facility. The AHL liquidity facility has a commitment termination date of June 26, 2026, subject to additional 364-day extensions, and was undrawn as of March 31, 2026. Athene also has access to $2.0 billion of committed repurchase facilities. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable-rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some or all of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and market value adjustments (“MVAs”), which are intended to protect it from early withdrawals. As of March 31, 2026 and December 31, 2025, approximately 86% and 85%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of March 31, 2026 and December 31, 2025, approximately 69% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of March 31, 2026, approximately 37% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements, payout annuities and guaranteed investment contracts, while 53% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable-rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of March 31, 2026 and December 31, 2025, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2026 and December 31, 2025, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $28.2 billion and $23.3 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2026, Athene’s total maximum borrowing capacity under the FHLB facilities was limited to $68.2 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of March 31, 2026, Athene had the ability to draw up to an estimated $31.4 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral that is ultimately acceptable to the FHLB.

Securities Repurchase Agreements

Athene engages in repurchase transactions whereby it sells fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. Athene requires that, at all times during the term of the repurchase agreements, it maintains sufficient cash or other liquid assets to allow it to fund substantially all of the repurchase price. Proceeds received from the sale of securities pursuant to these arrangements are generally invested in short-term investments or maintained in cash, with the offsetting obligation to repurchase the security included within payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition. Under the terms of the repurchase agreements, Athene monitors the market value of the securities sold and may be required to deliver additional collateral (which may be in the form of cash or additional securities) to the extent that the value of the securities sold decreases prior to the repurchase date.

As of March 31, 2026 and December 31, 2025, the payables for repurchase agreements were $3.2 billion and $6.0 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.4 billion and $6.2 billion, respectively. As of March 31, 2026, payables for repurchase agreements, based on original issuance, were comprised of no short-term and $3.2 billion of long-term repurchase agreements. As of December 31, 2025, payables for repurchase agreements, based on original issuance, were comprised of $2.8 billion of short-term and $3.2 billion of long-term repurchase agreements.

Dividends from Insurance Subsidiaries

AHL is a holding company whose primary liquidity needs include the cash flow requirements relating to its corporate activities, including its day-to-day operations, debt servicing, preferred and common stock dividend payments and strategic transactions, such as acquisitions. The primary sources of AHL’s cash flows are dividends from its subsidiaries, capital market issuances and intercompany borrowings, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations.

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

Future Debt Obligations

Athene had long-term debt of $7.8 billion as of March 31, 2026, which includes notes with various maturities from 2028 through 2064. See note 12 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

Capital

Athene believes it has a strong capital position and is well positioned to meet policyholder and other obligations. Athene measures capital sufficiency using various internal capital metrics that reflect management’s view on the various risks inherent to its business, the amount of capital required to support its core operating strategies and the amount of capital necessary to maintain its current ratings in a recessionary environment. The amount of capital required to support Athene’s core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC RBC and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

As of December 31, 2025 and December 31, 2024, Athene’s U.S. RBC ratio was 436% and 419%, respectively, its Bermuda RBC ratio was 454% and 450%, respectively, and its consolidated RBC ratio was 441% and 430%, respectively. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Bermuda Capital, as used in the calculation of Bermuda RBC, represents the capital of Athene’s non-U.S. reinsurance subsidiaries as reported in the Bermuda statutory financial statements, adjusted to exclude deferred tax assets related to Bermuda CIT. Bermuda statutory financial statements apply U.S. statutory accounting principles for policyholder reserve liabilities, which Athene also subjects to U.S. cash flow testing requirements. There are certain differences between Bermuda statutory and U.S. statutory frameworks that result in Consolidated RBC being approximately 20 RBC points higher as of December 31, 2025. The primary driver of this difference is that Bermuda statutory financial statements require that assets assumed as part of a reinsurance transaction and any assets sold are recorded at their market value, without posting an interest maintenance reserve. Athene expects this difference to reduce over time, and to decline to immaterial levels over the next five years.

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

Bermuda Corporate Income Tax

On January 5, 2026, the OECD issued guidance exempting U.S.-parented groups from the IIR or UTPR taxes under the Pillar Two regime. The U.K. government has publicly announced its intention to enact this guidance into law. While the precise timing of such enactment is subject to the U.K. government’s legislative process, once enacted, the Company expects that Athene and ACRA entities would be exempt from the IIR and UTPR taxes in the U.K. In light of these developments, and the Company’s expectation that maintaining alignment between the Bermuda CIT and Pillar Two tax groups would no longer be beneficial, in January 2026, the Company revoked ACRA’s election to be subject to the Bermuda CIT.

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

As a result of the foregoing, in the first quarter of 2026, the Company recorded a full valuation allowance against its Bermuda deferred tax assets, as the Company no longer expects Athene or ACRA to incur Bermuda CIT or Pillar Two tax expense against which such deferred tax assets could be utilized. This resulted in a reduction to other assets and a corresponding increase to income tax provision, resulting in a reduction to equity, equal to the net amount of the Bermuda deferred tax assets of $1.7 billion. Notwithstanding this near-term impact on these financial metrics, and without assurance as to future results, the Company believes that these developments, including the revocation of ACRA’s election to be subject to the Bermuda CIT, will have favorable implications for the Company’s overall tax position over the longer term.

Critical Accounting Estimates and Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses and should be read in conjunction with our significant accounting policies described in note 2 of our consolidated financial statements in our 2025 Annual Report. Actual results could differ from these estimates.

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
•Market risk benefits

The above critical accounting estimates and judgments are discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2025 Annual Report.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to us is included in note 2 to our condensed consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of March 31, 2026:

(In millions)	2026	2027 - 2028	2029 - 2030	2031 and Thereafter	Total
Asset Management
Operating lease obligations[1]	$70	$192	$185	$482	$929
Other long-term obligations[2]	35	8	—	—	43
AGM credit facility[3]	1	2	1	—	4
Debt obligations[3]	741	634	1,740	8,203	11,318
	847	836	1,926	8,685	12,294
Retirement Services
Interest sensitive contract liabilities	21,347	95,379	86,257	123,519	326,502
Future policy benefits	2,401	6,006	5,383	34,867	48,657
Market risk benefits	—	—	—	7,574	7,574
Other policy claims and benefits	108	—	—	—	108
Dividends payable to policyholders	6	16	14	52	88
Debt obligations[3]	369	1,859	1,282	13,692	17,202
Securities to repurchase[4]	118	2,369	1,143	—	3,630
	24,349	105,629	94,079	179,704	403,761
Obligations	$25,196	$106,465	$96,005	$188,389	$416,055

[1] Operating lease obligations exclude $139 million of other operating expenses associated with operating leases.
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

[4] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the March 31, 2026 interest rate.

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
(ii)Debt amounts related to certain consolidated VIEs and VOEs are not presented in the table above as the Company is not a guarantor of these non-recourse liabilities and the servicing of the debt is entirely within the applicable entity. See notes 6 and 12 to the condensed consolidated financial statements for further information.
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

Supplemental Guarantor Financial Information

The 2031 Senior Notes, 2033 Senior Notes, the 2035 Senior Notes, the 2036 Senior Notes and the 2054 Senior Notes issued by AGM are each guaranteed on a senior, unsecured basis, and the 2053 Subordinated Notes and the 2054 Subordinated Notes issued by AGM are guaranteed on a junior, unsecured basis, by AAM, together with certain Apollo intermediary holding companies (collectively, the “Guarantors”). The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest (i) on the 2031 Senior Notes, the 2033 Senior Notes, the 2035 Senior Notes, the 2036 Senior Notes and the 2054 Senior Notes on a senior, unsecured basis and (ii) on the 2053 Subordinated Notes and the 2054 Subordinated Notes on a subordinated, unsecured basis. See note 12 of the condensed consolidated financial statements for further discussion on these debt obligations.

AGM, as issuer, and the Guarantors are holding companies. The primary sources of cash flow are dependent upon distributions from their respective subsidiaries to meet their future obligations under the notes and the guarantees, respectively. The 2031 Senior Notes, 2033 Senior Notes, the 2035 Senior Notes, the 2036 Senior Notes, the 2054 Senior Notes, the 2053 Subordinated Notes and the 2054 Subordinated Notes are not guaranteed by any fee generating businesses, Apollo-managed funds, or Athene and its direct and indirect subsidiaries. Holders of the guaranteed registered debt securities will have a direct claim only against AGM as issuer.

The following tables present summarized financial information of AGM, as the issuer of the debt securities, and the Guarantors on a combined basis after elimination of intercompany transactions and balances within the Guarantors and equity in the earnings from and investments in any non-guarantor subsidiary. As used herein, “obligor group” means AGM, as the issuer of the debt securities, and the Guarantors on a combined basis. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the obligor group and is not intended to present the financial position or results of operations of the obligor group in accordance with U.S. GAAP.

(In millions)	March 31, 2026	December 31, 2025
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$3,296	$3,061
Non-current assets	9,150	8,724
Due from related parties, excluding non-guarantor subsidiaries	735	647
Current liabilities, less payables to non-guarantor subsidiaries	1,351	934
Non-current liabilities	8,826	8,278
Due to related parties, excluding non-guarantor subsidiaries	758	277
Non-controlling interests	37	35

(In millions)	Three months ended March 31, 2026
Summarized Statements of Operations
Revenues	$851
Net income (loss)	(164)
Net income (loss) attributable to obligor group	(190)

The following are transactions of the obligor group with non-guarantor subsidiaries.

(In millions)	March 31, 2026	December 31, 2025
Due from non-guarantor subsidiaries	$1,210	$1,150
Due to non-guarantor subsidiaries	1,483	1,364

(In millions)		Three months ended March 31, 2026
Intercompany revenue		$399
Intercompany expense		159
Intercompany interest income		9

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

For a discussion of our market risk exposures in general, please see “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report.

There have been no material changes to market risk exposures from those previously disclosed in our 2025 Annual Report, except as described below.

Sensitivities

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of March 31, 2026, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $4.7 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2025, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $4.2 billion, net of offsets. The increase in sensitivity to point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments as of March 31, 2026, when compared to December 31, 2025, is primarily driven by the purchase of assets with longer maturity dates and derivative activity during the first quarter of 2026. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $10 to $15 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions and excludes the impact of rate changes on cash and cash equivalents. As of March 31, 2026 the balance in cash and cash equivalents plus restricted cash, net investment payables and receivables, reinsurance impacts and the net derivative collateral offsetting the related cash positions, was $13.0 billion, net of the amount attributable to the non-controlling interests.

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

Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income before income taxes” in its reconciliation between net income (loss) available to Athene Holding Ltd. common stockholder and spread related earnings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to Apollo Global Management, Inc. common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income tax (provision) benefit of an immediate, parallel increase in interest rates of 100 basis points from levels as of March 31, 2026, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

See a summary of the Company’s legal proceedings set forth in note 17 to our condensed consolidated financial statements, which is incorporated by reference herein.

ITEM 1A.    RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Item 1A. Risk Factors” in our 2025 Annual Report, which is accessible on the SEC's website at www.sec.gov. There have been no material changes to the risk factors disclosed in the 2025 Annual Report.

The risks described in our 2025 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 17, 2026, the Company issued 41,966 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 7,212 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended March 31, 2026.

Period	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[1]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
January 1, 2026 through January 31, 2026
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	1,423,649		1,423,649
Other purchases[3]	—		—
Total	1,423,649	$135.47	1,423,649	$3,807,132,897
February 1, 2026 through February 28, 2026
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	4,495,649		4,495,649
Other purchases[3]	—		—
Total	4,495,649	$125.26	4,495,649	$3,244,025,650
March 1, 2026 through March 31, 2026
Opportunistic repurchases	693,750		693,750
Equity award-related repurchases[2]	336,189		336,189
Other purchases[3]	97,876		—
Total	1,127,815	$106.43	1,029,939	$3,133,988,871
Total
Opportunistic repurchases	693,750		693,750
Equity award-related repurchases[2]	6,255,487		6,255,487
Other purchases[3]	97,876		—
Total	7,047,113		6,949,237

[1] Effective February 9, 2026, the AGM board of directors terminated the Company's prior share repurchase program and approved a new share repurchase program, pursuant to which, the Company is authorized to repurchase up to $4.0 billion of shares of its common stock to opportunistically reduce the Company’s share count or offset the dilutive impact of share issuances under the Equity Plan. Under the share repurchase program, repurchases may be of outstanding shares of common stock occurring from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, as well as through reductions of shares that otherwise would have been issued to participants under the Equity Plan in order to satisfy associated tax obligations. The share repurchase program does not obligate the Company to make any repurchases at any specific time. The program is effective until the aggregate repurchase amount that has been approved by the AGM board of directors has been expended. The program may be suspended, extended, modified or discontinued at any time.

[2] Represents repurchases of shares of common stock in order to offset the dilutive impact of share issuances under the Equity Plan including reductions of shares of common stock that otherwise would have been issued to participants under the Equity Plan in order to satisfy associated tax obligations.

[3] Represents purchases of shares of common stock in open market transactions by MidCap Financial Services, LLC, an affiliated purchaser.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On February 10, 2026, James Belardi, Executive Chairman and Chief Investment Officer of Athene and member of our board of directors, adopted a Rule 10b5-1 trading arrangement on behalf of an estate planning vehicle that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,500,000 shares of the Company’s common stock through April 30, 2027. Additionally, on March 12, 2026, John Zito, Co-President of AAM, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 50,000 shares of the Company’s common stock through December 31, 2026. References to “Rule 10b5-1 trading arrangements” are as defined in Item 408(a) of Regulation S-K.

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

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

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

4.15
Indenture, dated as of March 30, 2026, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 30, 2026 (File No. 001-41197)).

4.16	Form of 5.700% Senior Notes due 2036 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on March 30, 2026 (File No. 001-41197), which is incorporated by reference).

4.17	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101).

*	Filed herewith.
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

Apollo Global Management, Inc.
(Registrant)

Date: May 7, 2026	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)