Form 10-Q
period 2026-06-30
Apollo Global Management, Inc.
filed 2026-08-10
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026 OR

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

As of August 5, 2026, there were 590,543,159 shares of the registrant’s common stock outstanding.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, L.P.
AAA Lux	Apollo Aligned Alternatives Lux Aggregator, L.P.
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc. prior to the Mergers.)
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord+ II	Apollo Accord+ II Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds
Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles

Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles
Accord VI	Apollo Accord Fund VI, L.P., together with its parallel funds and alternative investment vehicles
Accord VII	Apollo Accord Fund VII, L.P., together with its parallel funds and alternative investment vehicles
Accord Funds	Accord I, Accord II, Accord III, Accord III B, Accord IV, Accord V, Accord VI and Accord VII
Accord+ Funds	Accord+ and Accord+ II
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP II	Apollo/Athene Dedicated Investment Program II, L.P., a fund managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
Adjusted Net Income Shares Outstanding, or ANI Shares Outstanding	Consists of total shares of common stock outstanding, RSUs that participate in dividends, and shares of common stock assumed to be issuable upon the conversion of the shares of Mandatory Convertible Preferred Stock
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC
AFS	Available-for-sale
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AIOF III	Apollo Infrastructure Opportunities Fund III, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds and certain VIEs, adjusted for reinsurance impacts and to include Athene's proportionate share of ACRA alternative investments based on its economic ownership
AMAPS	Apollo Multi-Asset Prime Securities
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Units	Units of the Apollo Operating Group
Apollo DAF	The donor-advised fund established by Apollo
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
Apollo TRA	The tax receivable agreement entered into by and among APO Corp., the Former Managing Partners, the Contributing Partners, and other parties thereto
ARI	Apollo Commercial Real Estate Finance, Inc.
ARIS	Apollo Realty Income Solutions, Inc.

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2026 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on June 30, 2026 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
HVF III	Apollo Hybrid Value Fund III, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the credit and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits

Mergers	Completion of the previously announced merger transactions pursuant to the Merger Agreement
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap FinCo	MidCap FinCo LLC, together with its subsidiaries
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the condensed consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the investments supporting assumed funds withheld and modco agreements and excludes the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the non-controlling interests.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the non-controlling interests, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	Represent Athene's policyholder and institutional liability obligations net of reinsurance and used to analyze the costs of its liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the non-controlling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.

Non-Fee-Generating AUM	AUM that does not produce management fees or monitoring fees. This measure generally includes the following:
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

U.S. GAAP	Generally accepted accounting principles in the United States of America
U.S. RBC	The CAL RBC ratio for AAIA, Athene’s U.S. insurance company
U.S. Treasury	United States Department of the Treasury
Unrealized Value	The fair value consistent with valuations determined in accordance with GAAP, for investments not yet realized and may include payments in kind, accrued interest and dividends receivable, if any, and before the effect of certain taxes. In addition, amounts include committed and funded amounts for certain investments.
Venerable	Venerable Holdings, Inc., together with its subsidiaries
VIAC	Venerable Insurance and Annuity Company
VIE	Variable interest entity
Vintage Year	The year in which a fund’s final capital raise occurred, or, for certain funds, the year of a fund’s effective date or the year in which a fund’s investment period commences pursuant to its governing agreements.
VOBA	Value of business acquired
VOE	Voting interest entity
WACC	Weighted average cost of capital

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	June 30, 2026	December 31, 2025
Assets
Asset Management
Cash and cash equivalents	$3,415	$3,350
Restricted cash and cash equivalents	19	19
Investments	6,325	6,226
Assets of consolidated variable interest entities
Cash and cash equivalents	1,272	327
Investments	3,713	3,509
Due from related parties	23	16
Other assets	634	230
Due from related parties	940	647
Goodwill	1,833	1,848
Other assets	3,587	3,376
	21,761	19,548
Retirement Services
Cash and cash equivalents	21,957	14,994
Restricted cash and cash equivalents	1,583	1,332
Investments	333,842	321,081
Investments in related parties	43,300	34,979
Assets of consolidated variable interest entities
Cash and cash equivalents	171	569
Investments	31,884	29,992
Other assets	202	346
Reinsurance recoverable	10,929	10,282
Deferred acquisition costs, deferred sales inducements and value of business acquired	9,279	8,634
Goodwill	4,079	4,072
Other assets	15,061	15,120
	472,287	441,401
Total Assets	$494,048	$460,949

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	June 30, 2026	December 31, 2025
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$4,130	$3,861
Due to related parties	1,173	1,062
Debt	5,895	5,516
Liabilities of consolidated variable interest entities
Accounts payable, accrued expenses, and other liabilities	3,847	1,949
	15,045	12,388
Retirement Services
Interest sensitive contract liabilities	344,593	315,889
Future policy benefits	48,241	50,264
Market risk benefits	5,283	4,930
Debt	7,832	7,848
Payables for collateral on derivatives and securities to repurchase	11,199	11,085
Other liabilities	18,981	14,329
Liabilities of consolidated variable interest entities
Other liabilities	1,392	1,701
	437,521	406,046
Total Liabilities	452,566	418,434
Commitments and Contingencies (note 17)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	—
Equity
Mandatory Convertible Preferred Stock, 28,749,227 and 28,749,665 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,398	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 575,971,752 and 578,981,398 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	16,668	16,954
Retained earnings	6,149	7,634
Accumulated other comprehensive income (loss)	(3,209)	(2,645)
Total Apollo Global Management, Inc. Stockholders’ Equity	21,006	23,341
Non-controlling interests	20,476	19,174
Total Equity	41,482	42,515
Total Liabilities, Redeemable non-controlling interests and Equity	$494,048	$460,949

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues
Asset Management
Management fees	$749	$583	$1,445	$1,091
Advisory and transaction fees, net	418	277	724	472
Investment income (loss)	379	189	302	492
Incentive fees	59	58	123	98
Property management, development and other fees	22	—	44	—
	1,627	1,107	2,638	2,153
Retirement Services
Premiums	170	107	387	234
Product charges	299	274	580	539
Net investment income	5,350	4,776	10,489	9,117
Investment related gains (losses)	2,989	(5)	911	(833)
Revenues of consolidated variable interest entities	714	550	1,199	1,142
Other revenues	4	5	8	10
	9,526	5,707	13,574	10,209
Total Revenues	11,153	6,814	16,212	12,362
Expenses
Asset Management
Compensation and benefits	927	602	1,638	1,347
Interest expense	88	60	165	120
General, administrative and other	479	370	918	678
	1,494	1,032	2,721	2,145
Retirement Services
Interest sensitive contract benefits	5,714	3,428	7,305	4,922
Future policy and other policy benefits	594	527	1,233	1,068
Market risk benefits remeasurement (gains) losses	(24)	(111)	235	274
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	350	292	687	559
Policy and other operating expenses	613	550	1,239	1,092
	7,247	4,686	10,699	7,915
Total Expenses	8,741	5,718	13,420	10,060
Other income (loss) – Asset Management
Net gains (losses) from investment activities	63	(268)	(49)	(286)
Net gains (losses) from investment activities of consolidated variable interest entities	(7)	4	(22)	215
Other income (loss), net	17	13	47	(205)
Total Other income (loss)	73	(251)	(24)	(276)
Income (loss) before income tax (provision) benefit	2,485	845	2,768	2,026
Income tax (provision) benefit	(396)	(3)	(2,090)	(246)
Net income (loss)	2,089	842	678	1,780
Net (income) loss attributable to non-controlling interests	(728)	(212)	(1,223)	(708)
Net income (loss) attributable to Apollo Global Management, Inc.	1,361	630	(545)	1,072
Preferred stock dividends	(25)	(25)	(49)	(49)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$1,336	$605	$(594)	$1,023

Earnings (loss) per share
Net income (loss) attributable to common stockholders – Basic	$2.18	$1.00	$(1.06)	$1.68
Net income (loss) attributable to common stockholders – Diluted	$2.15	$0.99	$(1.06)	$1.67
Weighted average shares outstanding – Basic	591.8	586.7	593.3	587.0
Weighted average shares outstanding – Diluted	610.2	590.4	593.3	591.7

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$2,089	$842	$678	$1,780
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	343	1,404	(1,711)	2,898
Unrealized gains (losses) on hedging instruments	(236)	(8)	(106)	221
Remeasurement gains (losses) on future policy benefits related to discount rate	(199)	(45)	710	(573)
Remeasurement gains (losses) on market risk benefits related to credit risk	(180)	(135)	36	(19)
Foreign currency translation and other adjustments	(3)	163	(33)	224
Other comprehensive income (loss), before tax	(275)	1,379	(1,104)	2,751
Income tax provision (benefit) related to other comprehensive income (loss)	(68)	266	(224)	539
Other comprehensive income (loss)	(207)	1,113	(880)	2,212
Comprehensive income (loss)	1,882	1,955	(202)	3,992
Comprehensive (income) loss attributable to non-controlling interests	(586)	(435)	(907)	(1,119)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$1,296	$1,520	$(1,109)	$2,873

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

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and six months ended June 30, 2026
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at April 1, 2026	576,507,457	1,398	$16,540	$5,157	$(3,144)	$19,951	$19,582	$39,533
Net income (loss)	—	25	—	1,336	—	1,361	728	2,089
Other comprehensive income (loss)	—	—	—	—	(65)	(65)	(142)	(207)
Capital increase related to equity-based compensation	—	—	216	—	—	216	—	216
Capital contributions	—	—	—	—	—	—	1,138	1,138
Dividends/distributions	—	(25)	—	(342)	—	(367)	(555)	(922)
Payments related to issuances of common stock for equity-based awards	173,189	—	9	(5)	—	4	—	4
Repurchase of common stock	(743,882)	—	(99)	—	—	(99)	—	(99)
Stock option and warrant exercises	34,988	—	2	—	—	2	—	2
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(288)	(288)
Other changes in equity of non-controlling interests	—	—	—	3	—	3	13	16
Balance at June 30, 2026	575,971,752	1,398	$16,668	$6,149	$(3,209)	$21,006	$20,476	$41,482

Balance at January 1, 2026	578,981,398	1,398	$16,954	$7,634	$(2,645)	$23,341	$19,174	$42,515
Net income (loss)	—	49	—	(594)	—	(545)	1,223	678
Other comprehensive income (loss)	—	—	—	—	(564)	(564)	(316)	(880)
Capital increase related to equity-based compensation	—	—	411	—	—	411	—	411
Capital contributions	—	—	—	—	—	—	2,085	2,085
Dividends/distributions	—	(49)	—	(654)	—	(703)	(1,423)	(2,126)
Payments related to issuances of common stock for equity-based awards	2,632,585	—	24	(240)	—	(216)	—	(216)
Repurchase of common stock	(5,926,713)	—	(733)	—	—	(733)	—	(733)
Stock option and warrant exercises	284,482	—	10	—	—	10	—	10
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(288)	(288)
Other changes in equity of non-controlling interests	—	—	2	3	—	5	21	26
Balance at June 30, 2026	575,971,752	1,398	$16,668	$6,149	$(3,209)	$21,006	$20,476	$41,482

(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In millions)	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$678	$1,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	478	315
Net investment income	(543)	(776)
Net recognized (gains) losses on investments and derivatives	(2,154)	49
Depreciation and amortization	811	640
Net amortization (accretion) of net investment premiums, discount and other	(113)	(90)
Policy acquisition costs deferred	(939)	(957)
Other non-cash amounts included in net income (loss), net	75	228
Changes in consolidation	(63)	(23)
Changes in operating assets and liabilities:
Purchases of investments by funds and VIEs	(5,947)	(1,719)
Proceeds from sale of investments by funds and VIEs	5,534	1,665
Interest sensitive contract liabilities	4,736	2,977
Future policy benefits, market risk benefits and reinsurance recoverable	(846)	(1,073)
Other assets and liabilities, net	2,794	(742)
Net cash provided by operating activities	4,501	2,274
Cash Flows from Investing Activities
Purchases of:
Available-for-sale securities	(44,953)	(47,445)
Mortgage loans	(19,621)	(17,779)
Investment funds and contributions to equity method investments	(5,394)	(1,593)
Trading securities, equity securities, derivatives and other investments	(4,971)	(7,294)
Sales, maturities and repayments of:
Available-for-sale securities	32,948	26,495
Mortgage loans	10,014	5,694
Investment funds and distributions from equity method investments	2,040	1,456
Trading securities, equity securities, derivatives and other investments	4,881	4,215
Other investing activities, net	1,185	(266)
Net cash used in investing activities	(23,871)	(36,517)
Cash Flows from Financing Activities
Issuance of debt	5,769	2,632
Repayment of debt	(4,804)	(1,285)
Repurchase of common stock	(729)	(193)
Common stock dividends	(654)	(584)
Preferred stock dividends	(49)	(49)
Distributions paid to non-controlling interests	(1,407)	(1,030)
Contributions from non-controlling interests	1,669	1,191
Deposits on investment-type policies and contracts	41,617	45,973
Withdrawals on investment-type policies and contracts	(14,741)	(9,604)
Net change in cash collateral posted for derivative transactions and securities to repurchase	92	(4,392)
Other financing activities, net	435	(570)
Net cash provided by financing activities	27,198	32,089
		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In millions)	2026	2025
Effect of exchange rate changes on cash and cash equivalents	(2)	13
Net increase (decrease) in cash and cash equivalents, restricted cash and cash held at consolidated variable interest entities	7,826	(2,141)
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, beginning of period	20,591	17,112
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, end of period	$28,417	$14,971

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) for taxes	$(23)	$415
Cash paid for interest	542	585
Non-cash transactions
Non-cash investing activities
Asset Management and Other
Purchase of investments	53	9
Sale of investments	83	7
Retirement Services
Exchange of interests in consolidated variable interest entities for related party investments	450	—
Non-cash financing activities
Asset Management and Other
Capital increases related to equity-based compensation	395	257
Issuance of warrants	—	54
Issuance of restricted shares	24	18
Contributions from non-controlling interests	416	—
Issuance of common stock to donor-advised fund	—	200
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	(879)	(851)
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	2,251	3,123

Reconciliation of cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities to the condensed consolidated Statements of Financial Condition:

Cash and cash equivalents	$25,372	$12,711
Restricted cash and cash equivalents	1,602	1,723
Cash and cash equivalents held at consolidated variable interest entities	1,443	537
Total cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	$28,417	$14,971

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

Deferred Revenue

Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the condensed consolidated statements of financial condition. There was $85 million of revenue recognized during the six months ended June 30, 2026 that was previously deferred as of January 1, 2026.

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

The guidance is mandatorily effective for the Company for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027; early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Pro Forma Financial Information

Unaudited pro forma financial information for the three and six months ended June 30, 2025 are presented below. Pro forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the Bridge acquisition and assumes it occurred as of January 1, 2024. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisition been completed as of January 1, 2024.

	Three months ended June 30,	Six months ended June 30,
(In millions)	2025	2025
Total Revenues	$6,922	$12,558
Net income attributable to Apollo Global Management, Inc.	629	1,051

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

4. Investments

The following table outlines the Company’s investments:

(In millions)	June 30, 2026	December 31, 2025
Asset Management
Investments, at fair value	$2,173	$1,696
Equity method investments	1,143	1,278
Performance allocations	2,997	3,240
Other investments	12	12
Total Investments – Asset Management	6,325	6,226
Retirement Services
AFS securities, at fair value	229,841	218,644
Trading securities, at fair value	7,608	6,863
Equity securities, at fair value	697	1,088
Mortgage loans, at fair value	101,523	93,404
Investment funds	3,506	2,257
Policy loans	293	301
Funds withheld at interest	17,589	19,628
Derivative assets	11,034	9,190
Short-term investments	248	193
Other investments	4,803	4,492
Total Investments, including related parties – Retirement Services	377,142	356,060
Total Investments	$383,467	$362,286

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Realized gains (losses) on sales of investments, net	$16	$3	$(55)	$(6)
Net change in unrealized gains (losses) due to changes in fair value	47	(271)	6	(280)
Net gains (losses) from investment activities	$63	$(268)	$(49)	$(286)

Performance Allocations

Performance allocations receivable and those of consolidated VIEs are recorded within investments and investments of consolidated VIEs, respectively, in the condensed consolidated statements of financial condition. The following table presents the performance allocations:

(In millions)	June 30, 2026	December 31, 2025
Performance allocations	$2,997	$3,240
Performance allocations – consolidated VIEs	233	314
Total performance allocations	$3,230	$3,554

The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Total performance allocations, January 1, 2026	$3,554
Change in fair value of funds	475
Fund distributions to the Company	(799)
Total performance allocations, June 30, 2026	$3,230

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	June 30, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$24,849	$—	$27	$(1,460)	$23,416
U.S. state, municipal and political subdivisions	690	—	—	(164)	526
Foreign governments	2,384	—	29	(682)	1,731
Corporate	101,635	(23)	735	(9,422)	92,925
CLO	21,061	—	362	(91)	21,332
ABS	36,714	(185)	484	(477)	36,536
CMBS	12,620	(78)	57	(315)	12,284
RMBS	8,490	(417)	217	(277)	8,013
Total AFS securities	208,443	(703)	1,911	(12,888)	196,763
AFS securities – related parties
Corporate	3,354	—	23	(13)	3,364
CLO	6,702	—	71	(27)	6,746
ABS	23,040	(1)	28	(210)	22,857
CMBS	111	—	—	—	111
Total AFS securities – related parties	33,207	(1)	122	(250)	33,078
Total AFS securities, including related parties	$241,650	$(704)	$2,033	$(13,138)	$229,841

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$18,008	$—	$116	$(1,226)	$16,898
U.S. state, municipal and political subdivisions	954	—	—	(195)	759
Foreign governments	2,225	—	32	(598)	1,659
Corporate	97,166	(105)	1,291	(8,921)	89,431
CLO	25,730	—	648	(106)	26,272
ABS	35,275	(171)	823	(465)	35,462
CMBS	13,351	(70)	120	(317)	13,084
RMBS	9,407	(411)	300	(264)	9,032
Total AFS securities	202,116	(757)	3,330	(12,092)	192,597
AFS securities – related parties
Corporate	2,287	—	43	(13)	2,317
CLO	7,103	—	121	(21)	7,203
ABS	16,500	(1)	45	(178)	16,366
CMBS	162	—	—	(1)	161
Total AFS securities – related parties	26,052	(1)	209	(213)	26,047
Total AFS securities, including related parties	$228,168	$(758)	$3,539	$(12,305)	$218,644

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	June 30, 2026
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,170	$2,163
Due after one year through five years	26,658	26,302
Due after five years through ten years	26,515	25,488
Due after ten years	74,215	64,645
CLO, ABS, CMBS and RMBS	78,885	78,165
Total AFS securities	208,443	196,763
AFS securities – related parties
Due in one year or less	7	8
Due after one year through five years	1,133	1,149
Due after five years through ten years	844	849
Due after ten years	1,370	1,358
CLO, ABS and CMBS	29,853	29,714
Total AFS securities – related parties	33,207	33,078
Total AFS securities, including related parties	$241,650	$229,841

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

Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	June 30, 2026
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$15,091	$(502)	$3,440	$(957)	$18,531	$(1,459)
U.S. state, municipal and political subdivisions	23	(1)	498	(163)	521	(164)
Foreign governments	237	(9)	1,271	(673)	1,508	(682)
Corporate	26,017	(679)	35,199	(8,693)	61,216	(9,372)
CLO	5,379	(39)	1,395	(44)	6,774	(83)
ABS	11,443	(153)	4,339	(246)	15,782	(399)
CMBS	3,383	(26)	1,694	(238)	5,077	(264)
RMBS	838	(6)	941	(114)	1,779	(120)
Total AFS securities	62,411	(1,415)	48,777	(11,128)	111,188	(12,543)
AFS securities – related parties
Corporate	1,498	(11)	86	(2)	1,584	(13)
CLO	1,590	(16)	64	(3)	1,654	(19)
ABS	2,582	(14)	1,931	(179)	4,513	(193)
CMBS	15	—	3	—	18	—
Total AFS securities – related parties	5,685	(41)	2,084	(184)	7,769	(225)
Total AFS securities, including related parties	$68,096	$(1,456)	$50,861	$(11,312)	$118,957	$(12,768)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$5,987	$(96)	$4,068	$(1,130)	$10,055	$(1,226)
U.S. state, municipal and political subdivisions	37	(1)	707	(194)	744	(195)
Foreign governments	84	(11)	1,326	(587)	1,410	(598)
Corporate	13,107	(284)	38,209	(8,602)	51,316	(8,886)
CLO	11,891	(59)	1,017	(45)	12,908	(104)
ABS	6,355	(165)	4,873	(263)	11,228	(428)
CMBS	1,663	(20)	1,446	(190)	3,109	(210)
RMBS	217	(2)	839	(90)	1,056	(92)
Total AFS securities	39,341	(638)	52,485	(11,101)	91,826	(11,739)
AFS securities – related parties
Corporate	170	(1)	377	(12)	547	(13)
CLO	4,215	(19)	95	(2)	4,310	(21)
ABS	2,069	(6)	3,076	(162)	5,145	(168)
CMBS	70	(1)	5	—	75	(1)
Total AFS securities – related parties	6,524	(27)	3,553	(176)	10,077	(203)
Total AFS securities, including related parties	$45,865	$(665)	$56,038	$(11,277)	$101,903	$(11,942)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	June 30, 2026
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	6,551	4,820
AFS securities – related parties	177	66

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended June 30, 2026
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS Securities
Corporate	$56	$—	$—	$(33)	$23
ABS	179	—	—	6	185
CMBS	91	—	(24)	11	78
RMBS	417	1	(4)	3	417
Total AFS securities	743	1	(28)	(13)	703
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$744	$1	$(28)	$(13)	$704

	Three months ended June 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$174	$—	$—	$—	$174
ABS	82	39	(2)	11	130
CMBS	60	—	—	2	62
RMBS	392	3	(3)	2	394
Total AFS securities	708	42	(5)	15	760
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$42	$(5)	$15	$761

	Six months ended June 30, 2026
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$105	$—	$(49)	$(33)	$23
ABS	171	—	—	14	185
CMBS	70	—	(24)	32	78
RMBS	411	2	(18)	22	417
Total AFS securities	757	2	(91)	35	703
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$758	$2	$(91)	$35	$704

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$—	$(1)	$174
ABS	76	40	(3)	17	130
CMBS	60	—	—	2	62
RMBS	397	5	(10)	2	394
Total AFS securities	708	45	(13)	20	760
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$45	$(13)	$20	$761

Net Investment Income

Net investment income by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
AFS securities	$3,114	$2,877	$6,152	$5,541
Trading securities	142	66	264	108
Equity securities	12	29	28	44
Mortgage loans	1,588	1,262	3,132	2,385
Investment funds	18	127	12	165
Funds withheld at interest	222	244	437	509
Other	311	227	559	457
Investment revenue	5,407	4,832	10,584	9,209
Investment expenses	(57)	(56)	(95)	(92)
Net investment income	$5,350	$4,776	$10,489	$9,117

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
AFS securities[1]
Gross realized gains on investment activity	$745	$1,521	$867	$2,232
Gross realized losses on investment activity	(422)	(142)	(1,060)	(377)
Net realized investment gains (losses) on AFS securities	323	1,379	(193)	1,855
Net recognized investment gains (losses) on trading securities	64	261	(181)	341
Net recognized investment gains (losses) on equity securities	1	36	(30)	51
Net recognized investment gains (losses) on mortgage loans	(588)	785	(1,344)	1,799
Net derivative gains (losses)	2,633	(1,075)	1,692	(2,587)
Provision for credit losses	(15)	(56)	(13)	(64)
Other gains (losses), net	571	(1,335)	980	(2,228)
Investment related gains (losses)	$2,989	$(5)	$911	$(833)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $10,694 million and $5,865 million for the three months ended June 30, 2026 and 2025, respectively, and $18,462 million and $14,810 million for the six months ended June 30, 2026 and 2025, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Trading securities	$87	$118	$(127)	$140
Equity securities	1	27	(6)	39

Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements:

(In millions)	June 30, 2026	December 31, 2025
Less than 30 days	$—	$2,796
91 days to 1 year	1,269	—
Greater than 1 year	1,975	3,247
Payables for repurchase agreements	$3,244	$6,043

The following table summarizes the securities pledged as collateral for repurchase agreements:

	June 30, 2026		December 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$—	$—	$2,780	$2,787
Foreign governments	259	190	241	185
Corporate	2,102	1,813	2,022	1,785
CLO	594	590	611	608
ABS	524	505	584	568
CMBS	231	231	197	198
RMBS	87	88	93	94
Total securities pledged under repurchase agreements	$3,797	$3,417	$6,528	$6,225

As of December 31, 2025, $907 million of repurchase agreements were presented net of reverse repurchase agreements on the condensed consolidated statements of financial condition, and the agreements were net settled during the first quarter of 2026.

Reverse Repurchase Agreements

As of June 30, 2026 and December 31, 2025, amounts loaned under reverse repurchase agreements were $142 million and $1,067 million, respectively, and the fair value of the collateral was $787 million of asset-backed securities and $1,822 million of asset-backed securities and short-term investments, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans include both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 7 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	June 30, 2026	December 31, 2025
Commercial mortgage loans	$48,372	$38,869
Commercial mortgage loans under development	1,802	1,787
Total commercial mortgage loans	50,174	40,656
Mark to fair value	(1,883)	(1,585)
Commercial mortgage loans	48,291	39,071
Residential mortgage loans	55,030	55,613
Mark to fair value	260	860
Residential mortgage loans	55,290	56,473
Mortgage loans	$103,581	$95,544

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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$15,640	32.4%	$15,458	39.5%
Industrial	10,467	21.6%	8,778	22.5%
Office building	6,367	13.2%	4,530	11.6%
Hotels	5,072	10.5%	2,773	7.1%
Retail	2,591	5.4%	2,061	5.3%
Other commercial	8,154	16.9%	5,471	14.0%
Total commercial mortgage loans	$48,291	100.0%	$39,071	100.0%

U.S. region
East North Central	$2,451	5.1%	$1,883	4.8%
East South Central	381	0.8%	447	1.1%
Middle Atlantic	10,747	22.3%	9,323	23.9%
Mountain	1,877	3.9%	1,605	4.1%
New England	1,184	2.5%	1,088	2.8%
Pacific	6,143	12.7%	6,021	15.4%
South Atlantic	8,404	17.4%	6,919	17.7%
West North Central	787	1.6%	842	2.2%
West South Central	4,128	8.5%	3,175	8.1%
Total U.S. region	36,102	74.8%	31,303	80.1%
International region
United Kingdom	5,336	11.0%	3,085	7.9%
Other international[1]	6,853	14.2%	4,683	12.0%
Total international region	12,189	25.2%	7,768	19.9%
Total commercial mortgage loans	$48,291	100.0%	$39,071	100.0%

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Athene’s residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	June 30, 2026	December 31, 2025
U.S. States
California	22.8%	23.0%
Texas	15.6%	15.2%
Florida	10.5%	10.6%
Other[1]	42.5%	42.5%
Total U.S. residential mortgage loan percentage	91.4%	91.3%
International[1]	8.6%	8.7%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states or countries, with each individual state or country comprising less than 5% of the portfolio.

Investment Funds

Athene’s investment fund portfolio strategy primarily focuses on core holdings of origination and retirement services platforms, equity and credit, and other funds. Origination platforms include investments sourced by affiliated platforms that originate loans to third parties and in which Athene gains exposure directly to the loan or indirectly through its ownership of the origination platform and/or securitizations of assets originated by the origination platform. Retirement services platforms include investments in equity of financial services companies. The credit strategy comprises direct origination, asset-backed, multi-credit and opportunistic credit funds focused on generating excess returns through high-quality credit underwriting and origination. The equity strategy comprises private equity, hybrid value, secondaries equity, real estate equity, infrastructure and clean transition equity funds that raise capital from investors to pursue control-oriented investments across the universe of private assets. Investment funds can meet the definition of VIEs. The investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$276	0.9%	$108	0.4%
Investment funds – related parties
Origination platforms	37	0.1%	33	0.1%
Retirement services platforms	2,533	8.4%	1,538	5.9%
Equity	225	0.7%	260	1.0%
Credit	346	1.1%	313	1.2%
Other	89	0.3%	5	—%
Total investment funds – related parties	3,230	10.6%	2,149	8.2%
Investment funds – consolidated VIEs
Origination platforms	9,868	32.6%	9,067	34.7%
Equity	11,164	36.9%	9,553	36.5%
Credit	3,526	11.6%	3,682	14.1%
Other	2,240	7.4%	1,586	6.1%
Total investment funds – consolidated VIEs	26,798	88.5%	23,888	91.4%
Total investment funds, including related parties and consolidated VIEs	$30,304	100.0%	$26,145	100.0%

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Concentrations—The following table represents Athene’s investment concentrations in excess of 10% of stockholders’ equity:

(In millions)	June 30, 2026
Investments in Athora[1]	$3,191
Investment-grade ABS debt issued by Fox Hedge L.P.	3,150
Investment-grade ABS debt issued by AMAPS 2, LLC[1]	3,000
Investment-grade ABS debt issued by AMAPS 3, LLC[1]	2,995
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,775
Investment-grade ABS debt issued by AMAPS 4, LLC[1]	2,571
Investment-grade ABS debt issued by AMAPS 1, LLC[1]	2,544
Investment-grade ABS debt issued by AMAPS 5, LLC[1]	2,405

December 31, 2025
Investment-grade ABS debt issued by AP Grange Holdings, LLC (“AP Grange”)[2]	$5,080
Investments in Atlas Securitized Products Holdings L.P. (“Atlas”)[1]	3,304
Investment-grade ABS debt issued by Fox Hedge L.P.	3,171
Investment-grade ABS debt issued by AMAPS 2, LLC[1]	3,000
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,791
Investment-grade ABS debt issued by AMAPS 1, LLC[1]	2,550

[1] Amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. For Atlas and Athora, see note 16 for additional information.

[2] During the second quarter of 2026, AP Grange called the ABS debt outstanding and, as a result, Athene recognized a gain of $673 million.

5. Derivatives

Athene uses a variety of derivative instruments to manage risks, primarily equity, interest rate, foreign currency and market volatility. See note 7 for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	27,919	$658	$565	26,437	$560	$868
Forwards	1,670	98	17	2,302	81	34
Interest rate swaps	4,198	51	283	4,347	86	242
Forwards on net investments	220	2	—	234	—	—
Interest rate swaps	51,484	36	99	31,252	129	30
Total derivatives designated as hedges		845	964		856	1,174
Derivatives not designated as hedges
Equity options	107,469	8,277	485	97,259	6,905	170
Futures	54	106	—	890	192	1
Foreign currency swaps	29,675	491	543	19,248	230	744
Interest rate swaps and forwards	27,800	122	549	14,606	72	295
Other swaps	2,288	151	—	2,845	78	2
Foreign currency forwards	40,878	1,042	3,700	47,486	857	3,356
Embedded derivatives
Funds withheld, including related parties		(2,751)	97		(2,765)	150
Interest sensitive contract liabilities		—	16,384		—	14,749
Total derivatives not designated as hedges		7,438	21,758		5,569	19,467
Total derivatives		$8,283	$22,722		$6,425	$20,641

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by January 2036. During the three months ended June 30, 2026 and 2025, Athene recognized losses of $84 million and gains of $76 million, respectively, in other comprehensive income (“OCI”) associated with these hedges. During the six months ended June 30, 2026 and 2025, Athene recognized losses of $148 million and gains of $172 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, Athene expected an estimated $20 million of losses to be reclassified to income within the next 12 months based on current market economics; however, actual amounts recognized may vary as a result of changes in relevant market conditions.

Fair Value Hedges

Athene uses foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date. The amortized cost of AFS debt securities in qualifying fair value hedges of foreign currency risk was $21.2 billion and $21.3 billion as of June 30, 2026 and December 31, 2025, respectively. The carrying value of interest sensitive contract liabilities in qualifying fair value hedges of foreign currency swaps was $8.5 billion and $8.4 billion as of June 30, 2026 and December 31, 2025, respectively.

The following represents the carrying amount and the cumulative amount of fair value hedging adjustments of hedged liabilities, excluding liabilities solely hedging foreign currency risk and cumulative amounts related to foreign currency gains (losses):

	June 30, 2026		December 31, 2025
(In millions)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)
Interest sensitive contract liabilities
Foreign currency interest rate swaps	$4,017	$67	$4,271	$77
Interest rate swaps	33,676	277	19,175	(20)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended June 30, 2026
Investment related gains (losses)
Foreign currency forwards	$5	$(6)	$(1)	$9	$—
Foreign currency swaps	68	(80)	(12)	—	—
Foreign currency interest rate swaps	(9)	21	12	—	—
Interest rate swaps	(192)	194	2	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	21	(21)	—	—	—
Three months ended June 30, 2025
Investment related gains (losses)
Foreign currency forwards	(235)	228	(7)	9	—
Foreign currency swaps	(681)	699	18	—	—
Foreign currency interest rate swaps	344	(330)	14	—	—
Interest rate swaps	65	(49)	16	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	25	(24)	1	—	—

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Six months ended June 30, 2026
Investment related gains (losses)
Foreign currency forwards	$45	$(42)	$3	$16	$—
Foreign currency swaps	241	(254)	(13)	—	—
Foreign currency interest rate swaps	(68)	79	11	—	—
Interest rate swaps	(299)	300	1	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	45	(44)	1	—	—
Six months ended June 30, 2025
Investment related gains (losses)
Foreign currency forwards	(350)	332	(18)	19	—
Foreign currency swaps	(1,013)	1,058	45	—	—
Foreign currency interest rate swaps	481	(464)	17	—	—
Interest rate swaps	194	(174)	20	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	48	(47)	1	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Foreign currency forwards	$(3)	$3	$(2)	$29
Foreign currency swaps	(149)	(87)	44	20

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended June 30, 2026 and 2025, these derivatives had losses of $1 million and $14 million, respectively. During the six months ended June 30, 2026 and 2025, these derivatives had gains of $3 million and losses of $22 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2026 and December 31, 2025, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $17 million and $14 million, respectively. During the three and six months ended June 30, 2026 and 2025, there were no amounts deemed ineffective.

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

Interest rate swaps and forwards

Athene uses interest rate swaps and forwards to reduce market risks from interest rate changes and to alter interest rate exposure arising from duration mismatches between assets and liabilities. With an interest rate swap, Athene agrees with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed-upon notional principal amount at specified intervals. With an interest rate forward, including a bond forward, Athene agrees with a counterparty to lock in the terms of an investment purchase that will occur on a specified future date.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Equity options	$2,847	$871	$1,692	$(65)
Futures	113	(9)	66	(16)
Foreign currency swaps	117	(1,009)	553	(1,288)
Interest rate swaps and forwards and other swaps	(35)	(70)	(149)	(137)
Foreign currency forwards	(258)	(401)	(212)	(611)
Embedded derivatives on funds withheld	(32)	41	(193)	199
Amounts recognized in investment related gains (losses)	2,752	(577)	1,757	(1,918)
Embedded derivatives in indexed annuity products[1]	(2,135)	(887)	(604)	116
Total gains (losses) on derivatives not designated as hedges	$617	$(1,464)	$1,153	$(1,802)

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

The estimated fair value of Athene’s net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2026
Derivative assets	$11,034	$(3,055)	$(7,934)	$45	$(170)	$(125)
Derivative liabilities	(6,241)	3,055	2,945	(241)	631	390

December 31, 2025
Derivative assets	$9,190	$(2,602)	$(5,908)	$680	$(889)	$(209)
Derivative liabilities	(5,742)	2,602	2,491	(649)	561	(88)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of June 30, 2026 and December 31, 2025, amounts not subject to master netting or similar agreements were immaterial.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Certain derivative instruments contain provisions for credit-related events, such as a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, Athene may be required to settle an outstanding liability. Athene has written credit default swaps primarily on high-yield indices. As of June 30, 2026 and December 31, 2025, the carrying value of these derivatives was $144 million and $76 million in assets, respectively, and less than $1 million of liabilities as of each respective period. As of June 30, 2026 and December 31, 2025, the maximum amount of potential future payments on the credit default swaps was $1,010 million and $510 million, respectively.

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

As of June 30, 2026, cash and cash equivalents of consolidated VIEs includes $68 million of restricted cash held in escrow related to the sale of an investment, which is expected to be released over the next 12 months.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Variable Interest Entities—Asset Management

The following table presents the investments of the consolidated VIEs:

(In millions)	June 30, 2026	December 31, 2025
Asset Management
Investments, at fair value	$3,359	$3,078
Equity method investments	116	112
Performance allocations	233	314
Other investments	5	5
Total Investments – Asset Management	$3,713	$3,509

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Net gains (losses) from investment activities	$28	$18	$(22)	$216
Net gains (losses) from debt	(3)	—	35	—
Interest and other income	34	5	89	39
Interest and other expenses	(66)	(19)	(124)	(40)
Net gains (losses) from investment activities of consolidated variable interest entities	$(7)	$4	$(22)	$215

In addition, we recognize revenues and expenses of certain consolidated VIEs within management fees, investment income (loss), compensation and benefits and general, administrative and other. The following table presents revenues, expenses and other gains (losses) related to the activities of these VIEs.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Revenues	$(12)	$53	$(15)	$85
Expenses	24	7	61	11
Other gains (losses)	(3)	(4)	(6)	(18)

Included within other liabilities are amounts due to third-party institutions and other debt obligations by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	June 30, 2026			December 31, 2025
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management
Subscription lines[1]	$1,381	6.25%	0.08	$1,443	5.66%	0.24
Other debt obligations	501	11.00%	0.38	—	N/A	N/A
Total – Asset Management	$1,882			$1,443

[1] The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of June 30, 2026, the Company was not aware of any instances of non-compliance with any of these covenants.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Trading securities	$26	$54	$80	$101
Mortgage loans	25	38	57	81
Investment funds	2	20	6	21
Investment expenses and other	2	(24)	(9)	(31)
Net investment income	55	88	134	172

Net recognized investment gains (losses) on trading securities	4	4	(41)	6
Net recognized investment gains (losses) on mortgage loans	4	(13)	6	7
Net recognized investment gains on investment funds	656	455	1,098	940
Net other gains (losses)	(5)	16	2	17
Investment related gains (losses)	659	462	1,065	970
Revenues of consolidated variable interest entities	$714	$550	$1,199	$1,142

Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	June 30, 2026	December 31, 2025
Maximum Loss Exposure[1,2]	$409	$453

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2026		December 31, 2025
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$276	$596	$108	$458
Investment in related parties – investment funds	3,230	4,398	2,149	5,859
Assets of consolidated VIEs – investment funds	26,798	31,300	23,888	29,804
Investment in fixed maturity securities	78,757	80,860	84,397	87,995
Investment in related parties – fixed maturity securities	30,047	30,914	24,184	26,717
Investment in related parties – equity securities	—	—	266	266
Total non-consolidated investments	$139,108	$148,068	$134,992	$151,099

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Fair Value

Fair Value Measurements of Financial Instruments

The following summarizes the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	June 30, 2026
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$3,415	$—	$—		$—	$3,415
Restricted cash and cash equivalents	19	—	—		—	19
Cash and cash equivalents of consolidated VIEs	1,272	—	—		—	1,272
Investments	219	199	1,538	[1]	217	2,173
Investments of consolidated VIEs	21	—	2,766		572	3,359
Derivative assets[3]	—	55	1		—	56
Total Assets – Asset Management	4,946	254	4,305		789	10,294
Retirement Services
AFS Securities
U.S. government and agencies	23,416	—	—		—	23,416
U.S. state, municipal and political subdivisions	—	526	—		—	526
Foreign governments	—	1,731	—		—	1,731
Corporate	35	88,237	4,653		—	92,925
CLO	—	21,332	—		—	21,332
ABS	—	12,604	23,932		—	36,536
CMBS	—	12,254	30		—	12,284
RMBS	—	7,632	381		—	8,013
Total AFS securities	23,451	144,316	28,996		—	196,763
Trading securities	24	6,134	160		—	6,318
Equity securities	175	515	7		—	697
Mortgage loans	—	—	99,974		—	99,974
Funds withheld at interest – embedded derivative	—	—	(2,404)		—	(2,404)
Derivative assets	116	10,915	3		—	11,034
Short-term investments	100	4	1		—	105
Other investments	—	1,256	655		—	1,911
Cash and cash equivalents	21,957	—	—		—	21,957
Restricted cash and cash equivalents	1,583	—	—		—	1,583
Investments in related parties
AFS securities
Corporate	—	2,382	982		—	3,364
CLO	—	5,412	1,334		—	6,746
ABS	—	1,091	21,766		—	22,857
CMBS	—	111	—		—	111
Total AFS securities – related parties	—	8,996	24,082		—	33,078
Trading securities	—	—	1,290		—	1,290
Mortgage loans	—	—	1,549		—	1,549
Investment funds	—	—	2,311		—	2,311
Funds withheld at interest – embedded derivative	—	—	(347)		—	(347)
Other investments	—	—	333		—	333
Reinsurance recoverable	—	—	1,920		—	1,920
Other assets[5]	—	—	169		—	169
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2026
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Assets of consolidated VIEs
Trading securities	—	594	1,509	—	2,103
Mortgage loans	—	—	2,058	—	2,058
Investment funds	22	—	290	26,486	26,798
Cash and cash equivalents	171	—	—	—	171
Total Assets – Retirement Services	47,599	172,730	162,556	26,486	409,371
Total Assets	$52,545	$172,984	$166,861	$27,275	$419,665
Liabilities
Asset Management
Due to related parties[2]	$—	$—	$54	$—	$54
Contingent consideration obligations[4]	—	—	56	—	56
Other liabilities of consolidated VIEs, at fair value	—	—	7	—	7
Total Liabilities – Asset Management	—	—	117	—	117
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	16,384	—	16,384
Universal life benefits	—	—	742	—	742
Future policy benefits
AmerUs Life Insurance Company (“AmerUs”) Closed Block	—	—	1,054	—	1,054
Indianapolis Life Insurance Company (“ILICO”) Closed Block and life benefits	—	—	510	—	510
Market risk benefits[5]	—	—	5,283	—	5,283
Derivative liabilities	11	6,222	8	—	6,241
Other liabilities	—	—	174	—	174
Total Liabilities – Retirement Services	11	6,222	24,155	—	30,388
Total Liabilities	$11	$6,222	$24,272	$—	$30,505

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

(Concluded)
[1] Investments as of June 30, 2026 and December 31, 2025 excludes $231 million and $235 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option.

[2] Due from/to related parties represents receivables and payables associated with funds. See note 16 for additional information on due from/ to related parties.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	June 30, 2026
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$1,203	Discounted cash flow	Discount rate	6.0% – 52.8%	16.6%	[1]
	50	Option model	Volatility rate	60.0%	60.0%
	285	Adjusted transaction value	N/A	N/A	N/A
Derivative assets	1	Option model	Volatility rate	40.0%	40.0%
Investments of consolidated VIEs
Bank loans	312	Discounted cash flow	Discount rate	7.4% – 13.3%	9.3%	[1]
	175	Adjusted transaction value	N/A	N/A	N/A
Equity securities	343	Discounted cash flow	Discount rate	14.2%	14.2%
	147	Direct capitalization	Capitalization rate	7.2%	7.2%
	71	Adjusted transaction value	N/A	N/A	N/A
	1	Option model	Volatility rate	75.0% – 200.0%	131.2%	[1]
Bonds	37	Discounted cash flow	Discount rate	6.6% – 8.0%	6.6%	[1]
	1,680	Adjusted transaction value	N/A	N/A	N/A
Retirement Services
AFS, trading and equity securities	37,037	Discounted cash flow	Discount rate	3.2% – 23.5%	6.7%	[1]
Mortgage loans[2]	103,581	Discounted cash flow	Discount rate	1.4% – 35.0%	6.8%	[1]
Investment funds[2]	2,311	Discounted cash flow	Discount rate	14.0% – 14.0%	14.0%	[1]
	290	Recoverability	Estimated proceeds	N/A	N/A
Financial Liabilities
Asset Management
Contingent consideration obligations	56	Discounted cash flow	Discount rate	21.0% – 25.0%	24.0%	[1]
Due to related parties	54	Adjusted transaction value	N/A	N/A	N/A
Liabilities of Consolidated VIEs
Bank Loans	2	Adjusted transaction value	N/A	N/A	N/A
	5	Discounted cash flow	Discount rate	8.6% – 13.0%	10.6%	[1]
Retirement Services
Interest sensitive contract liabilities – indexed annuities embedded derivatives	16,384	Discounted cash flow	Nonperformance risk	0.3% – 1.1%	0.7%	[3]
			Option budget	0.5% – 5.9%	3.3%	[4]
			Surrender rate	6.3% – 13.4%	9.8%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended June 30, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,588	$2	$—	$(33)	$(18)	$1,539	$42	$—
Investments of Consolidated VIEs	1,938	(14)	—	1,248	(406)	2,766	(20)	—
Total Level 3 assets – Asset Management	$3,526	$(12)	$—	$1,215	$(424)	$4,305	$22	$—
Assets – Retirement Services
AFS securities
Foreign governments	$17	$—	$—	$(6)	$(11)	$—	$—	$—
Corporate	6,428	2	47	290	(2,114)	4,653	(1)	2
ABS	24,784	(19)	26	1,686	(2,545)	23,932	(30)	1
CMBS	19	—	—	11	—	30	—	—
RMBS	411	4	—	(34)	—	381	—	1
Trading securities	143	1	—	14	2	160	—	—
Equity securities	8	(1)	—	—	—	7	—	—
Mortgage loans	93,077	(638)	—	7,519	16	99,974	(794)	—
Funds withheld at interest – embedded derivative	(2,540)	136	—	—	—	(2,404)	—	—
Derivative assets	2	1	—	—	—	3	—	—
Short-term investments	1	—	—	—	—	1	—	—
Other investments	709	—	—	(54)	—	655	—	—
Investments in related parties
AFS securities
Corporate	982	—	1	(1)	—	982	—	1
CLO	1,333	—	1	—	—	1,334	—	1
ABS	17,603	(8)	14	4,081	76	21,766	—	7
Trading securities	1,376	(17)	—	(69)	—	1,290	2	—
Mortgage loans	1,557	—	—	(8)	—	1,549	(2)	—
Investment funds	2,310	1	—	—	—	2,311	1	—
Funds withheld at interest – embedded derivative	(381)	34	—	—	—	(347)	—	—
Other investments	341	(8)	—	—	—	333	(8)	—
Reinsurance recoverable	1,851	29	—	40	—	1,920	—	—
Assets of consolidated VIEs
Trading securities	2,411	(21)	—	21	(902)	1,509	(25)	—
Mortgage loans	2,031	14	—	131	(118)	2,058	10	—
Investment funds	288	2	—	—	—	290	2	—
Total Level 3 assets – Retirement Services	$154,761	$(488)	$89	$13,621	$(5,596)	$162,387	$(845)	$13

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Liabilities – Asset Management
Due to related parties	$84	$(1)	$—	$(29)	$—	$54	$—	$—
Contingent consideration obligations	56	1	—	(1)	—	56	—	—
Other liabilities of consolidated VIEs	17	(11)	—	1	—	7	—	—
Total Level 3 liabilities – Asset Management	$157	$(11)	$—	$(29)	$—	$117	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(13,549)	$(2,135)	$—	$(700)	$—	$(16,384)	$—	$—
Universal life benefits	(744)	2	—	—	—	(742)	—	—
Future policy benefits
AmerUs Closed Block	(1,061)	7	—	—	—	(1,054)	—	—
ILICO Closed Block and life benefits	(526)	16	—	—	—	(510)	—	—
Derivative liabilities	—	(8)	—	—	—	(8)	—	—
Other liabilities	(143)	(53)	—	22	—	(174)	—	—
Total Level 3 liabilities – Retirement Services	$(16,023)	$(2,171)	$—	$(678)	$—	$(18,872)	$—	$—
[1] Related to instruments held at end of period.							(Concluded)

	Three months ended June 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,107	$37	$—	$5	$—	$1,149	$(5)	$—
Investments of consolidated VIEs	1,518	84	—	345	(60)	1,887	(19)	—
Total Level 3 assets – Asset Management	$2,625	$121	$—	$350	$(60)	$3,036	$(24)	$—
Assets – Retirement Services
AFS securities
Foreign governments	$28	$—	$—	$(5)	$—	$23	$—	$—
Corporate	5,605	56	51	1,650	30	7,392	51	59
ABS	12,572	(17)	306	1,926	(643)	14,144	3	321
CMBS	—	1	(1)	—	—	—	—	—
RMBS	306	5	2	234	(49)	498	—	1
Trading securities	7	—	—	11	—	18	(6)	—
Equity securities	26	—	—	(18)	—	8	—	—
Mortgage loans	70,916	772	—	5,601	—	77,289	821	—
Funds withheld at interest – embedded derivative	(2,847)	104	—	—	—	(2,743)	—	—
Derivative assets	1	—	—	—	—	1	—	—
Short-term investments	48	—	—	(36)	—	12	—	—
Other investments	896	1	—	(156)	—	741	(1)	—
								(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Investments in related parties
AFS securities
Corporate	1,108	—	(6)	(3)	—	1,099	—	(7)
CLO	1,070	—	—	—	—	1,070	—	—
ABS	10,385	2	31	393	(1)	10,810	—	26
Trading securities	437	—	—	(40)	2	399	1	—
Equity securities	244	22	—	—	—	266	22	—
Mortgage loans	1,296	10	—	(31)	—	1,275	8	—
Investment funds	1,180	114	—	3	—	1,297	115	—
Funds withheld at interest – embedded derivative	(540)	62	—	—	—	(478)	—	—
Other investments	340	(1)	—	—	—	339	(1)	—
Reinsurance recoverable	1,729	5	—	46	—	1,780	—	—
Assets of consolidated VIEs
Trading securities	2,170	150	—	29	(11)	2,338	148	—
Mortgage loans	2,519	110	—	(85)	—	2,544	111	—
Investment funds	289	(18)	—	(1)	—	270	(18)	—
Other investments	91	(4)	—	279	—	366	5	—
Total Level 3 assets – Retirement Services	$109,876	$1,374	$383	$9,797	$(672)	$120,758	$1,259	$400

Liabilities – Asset Management
Contingent consideration obligations	$55	$7	$—	$(1)	$—	$61	$—	$—
Total Level 3 liabilities – Asset Management	$55	$7	$—	$(1)	$—	$61	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(10,747)	$(887)	$—	$(642)	$—	$(12,276)	$—	$—
Universal life benefits	(769)	14	—	—	—	(755)	—	—
Future policy benefits
AmerUs Closed Block	(1,107)	10	—	—	—	(1,097)	—	—
ILICO Closed Block and life benefits	(556)	—	—	—	—	(556)	—	—
Other liabilities	(230)	(65)	—	—	—	(295)	—	—
Total Level 3 liabilities – Retirement Services	$(13,409)	$(928)	$—	$(642)	$—	$(14,979)	$—	$—

[1] Related to instruments held at end of period.							(Concluded)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,204	$(10)	$—	$363	$(18)	$1,539	$47	$—
Investments of consolidated VIEs	2,939	(41)	—	759	(891)	2,766	(43)	—
Total Level 3 assets – Asset Management	$4,143	$(51)	$—	$1,122	$(909)	$4,305	$4	$—

Assets – Retirement Services
AFS securities
Foreign governments	$12	$—	$—	$(1)	$(11)	$—	$—	$—
Corporate	6,650	1	(106)	938	(2,830)	4,653	(8)	(52)
ABS	22,207	(76)	(137)	4,649	(2,711)	23,932	(96)	(160)
CMBS	41	—	—	(11)	—	30	—	—
RMBS	439	8	—	(66)	—	381	—	2
Trading securities	18	—	—	142	—	160	—	—
Equity securities	8	(1)	—	—	—	7	—	—
Mortgage loans	91,918	(1,384)	—	9,424	16	99,974	(1,543)	—
Funds withheld at interest – embedded derivative	(2,409)	5	—	—	—	(2,404)	—	—
Derivative assets	2	1	—	—	—	3	—	—
Short-term investments	—	—	—	1	—	1	—	—
Other investments	761	—	—	(106)	—	655	—	—
Investments in related parties
AFS securities
Corporate	1,200	—	9	(227)	—	982	—	(2)
CLO	1,333	—	1	—	—	1,334	—	—
ABS	15,277	(6)	(35)	6,358	172	21,766	—	(43)
Trading securities	454	(39)	—	856	19	1,290	(10)	—
Equity securities	266	(4)	—	(262)	—	—	—	—
Mortgage loans	1,486	(7)	—	70	—	1,549	(9)	—
Investment funds	1,318	(8)	—	1,001	—	2,311	(9)	—
Funds withheld at interest – embedded derivative	(356)	9	—	—	—	(347)	—	—
Other investments	344	(11)	—	—	—	333	(12)	—
Reinsurance recoverable	1,911	(55)	—	64	—	1,920	—	—
Assets of consolidated VIEs
Trading securities	2,437	(67)	—	91	(952)	1,509	(63)	—
Mortgage loans	2,140	16	—	20	(118)	2,058	16	—
Investment funds	286	4	—	—	—	290	4	—
Total Level 3 assets – Retirement Services	$147,743	$(1,614)	$(268)	$22,941	$(6,415)	$162,387	$(1,730)	$(255)
								(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Liabilities – Asset Management
Due to related parties	$—	$(4)	$—	$58	$—	$54	$—	$—
Contingent consideration obligations	72	1	—	(17)	—	56	—	—
Other liabilities of consolidated VIEs	—	5	—	2	—	7	—	—
Total Level 3 liabilities – Asset Management	$72	$2	$—	$43	$—	$117	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(14,749)	$(604)	$—	$(1,031)	$—	$(16,384)	$—	$—
Universal life benefits	(766)	24	—	—	—	(742)	—	—
Future policy benefits
AmerUs Closed Block	(1,085)	31	—	—	—	(1,054)	—	—
ILICO Closed Block and life benefits	(530)	20	—	—	—	(510)	—	—
Derivative liabilities	—	(8)	—	—	—	(8)	—	—
Other liabilities	(254)	58	—	22	—	(174)	—	—
Total Level 3 liabilities – Retirement Services	$(17,384)	$(479)	$—	$(1,009)	$—	$(18,872)	$—	$—

[1] Related to instruments held at end of period.							(Concluded)

	Six months ended June 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,081	$49	$—	$19	$—	$1,149	$(11)	$—
Investments of consolidated VIEs	2,258	303	—	(7)	(667)	1,887	(29)	—
Total Level 3 assets – Asset Management	$3,339	$352	$—	$12	$(667)	$3,036	$(40)	$—
Assets – Retirement Services
AFS securities
Foreign governments	$29	$(1)	$—	$(5)	$—	$23	$—	$—
Corporate	4,321	70	78	3,071	(148)	7,392	63	72
ABS	16,529	5	473	1,845	(4,708)	14,144	4	494
CMBS	—	(23)	(4)	28	(1)	—	—	—
RMBS	256	9	1	281	(49)	498	—	1
Trading securities	22	—	—	10	(14)	18	(6)	—
Equity securities	27	(1)	—	(18)	—	8	(1)	—
Mortgage loans	63,239	1,772	—	12,278	—	77,289	1,750	—
Funds withheld at interest – embedded derivative	(3,035)	292	—	—	—	(2,743)	—	—
Derivative assets	1	—	—	—	—	1	—	—
Short-term investments	169	—	—	(156)	(1)	12	—	—
Other investments	895	2	—	(156)	—	741	(1)	—
								(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]

Investments in related parties
AFS securities
Corporate	1,108	—	(8)	(1)	—	1,099	—	(9)
CLO	696	—	(2)	376	—	1,070	—	(2)
ABS	9,741	3	50	1,017	(1)	10,810	—	41
Trading securities	573	—	—	(176)	2	399	1	—
Equity securities	234	32	—	—	—	266	32	—
Mortgage loans	1,297	24	—	(46)	—	1,275	25	—
Investment funds	1,139	155	—	3	—	1,297	155	—
Funds withheld at interest – embedded derivative	(615)	137	—	—	—	(478)	—	—
Other investments	331	8	—	—	—	339	8	—
Reinsurance recoverable	1,661	35	—	84	—	1,780	—	—
Assets of consolidated VIEs
Trading securities	1,954	217	—	100	67	2,338	214	—
Mortgage loans	2,579	137	—	(172)	—	2,544	141	—
Investment funds	770	(3)	—	(497)	—	270	(15)	—
Other investments	103	—	—	263	—	366	7	—
Total Level 3 assets – Retirement Services	$104,024	$2,870	$588	$18,129	$(4,853)	$120,758	$2,377	$597

Liabilities – Asset Management
Contingent consideration obligations	$67	$8	$—	$(14)	$—	$61	$—	$—
Total Level 3 liabilities – Asset Management	$67	$8	$—	$(14)	$—	$61	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(11,242)	$116	$—	$(1,150)	$—	$(12,276)	$—	$—
Universal life benefits	(742)	(13)	—	—	—	(755)	—	—
Future policy benefits
AmerUs Closed Block	(1,102)	5	—	—	—	(1,097)	—	—
ILICO Closed Block and life benefits	(538)	(18)	—	—	—	(556)	—	—
Derivative liabilities	(1)	1	—	—	—	—	—	—
Other liabilities	(225)	(71)	—	1	—	(295)	—	—
Total Level 3 liabilities – Retirement Services	$(13,850)	$20	$—	$(1,149)	$—	$(14,979)	$—	$—

[1] Related to instruments held at end of period.							(Concluded)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended June 30, 2026
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$1,250	$—	$(1,283)	$—	$(33)	$6	$(24)	$(18)
Investments of consolidated VIEs	2,852	—	(1,604)	—	1,248	—	(406)	(406)
Total Level 3 assets – Asset Management	$4,102	$—	$(2,887)	$—	$1,215	$6	$(430)	$(424)

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(6)	(6)	$—	$(11)	$(11)
Corporate	482	—	(96)	(96)	290	—	(2,114)	(2,114)
ABS	2,247	—	(46)	(515)	1,686	52	(2,597)	(2,545)
CMBS	11	—	—	—	11	—	—	—
RMBS	—	—	—	(34)	(34)	—	—	—
Trading securities	17	—	(2)	(1)	14	2	—	2
Mortgage loans	12,628	—	(287)	(4,822)	7,519	16	—	16
Other investments	—	—	—	(54)	(54)	—	—	—
Investments in related parties
AFS securities
Corporate	1	—	—	(2)	(1)	—	—	—
ABS	6,864	—	(869)	(1,914)	4,081	76	—	76
Trading securities	—	—	—	(69)	(69)	—	—	—
Mortgage loans	102	—	—	(110)	(8)	—	—	—
Reinsurance recoverable	—	47	—	(7)	40	—	—	—
Assets of consolidated VIEs
Trading securities	49	—	(28)	—	21	—	(902)	(902)
Mortgage loans	282	—	(22)	(129)	131	—	(118)	(118)
Total Level 3 assets – Retirement Services	$22,683	$47	$(1,350)	$(7,759)	$13,621	$146	$(5,742)	$(5,596)

Liabilities – Asset Management
Due to related parties	$—	$—	$—	$(29)	$(29)	$—	$—	$—
Contingent consideration obligations	—	—	—	(1)	(1)	—	—	—
Debt and other liabilities of consolidated VIEs	—	3	—	(2)	1	—	—	—
Total Level 3 liabilities – Asset Management	$—	$3	$—	$(32)	$(29)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(1,001)	$—	$301	$(700)	$—	$—	$—
Other liabilities	—	—	—	22	22	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(1,001)	$—	$323	$(678)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$15	$—	$(10)	$—	$5	$—	$—	$—
Investments of consolidated VIEs	664	—	(319)	—	345	—	(60)	(60)
Total Level 3 assets – Asset Management	$679	$—	$(329)	$—	$350	$—	$(60)	$(60)

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Corporate	1,872	—	—	(222)	1,650	30	—	30
ABS	2,563	—	(11)	(626)	1,926	—	(643)	(643)
RMBS	248	—	—	(14)	234	—	(49)	(49)
Trading securities	11	—	—	—	11	—	—	—
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	8,750	—	(40)	(3,109)	5,601	—	—	—
Short-term investments	—	—	—	(36)	(36)	—	—	—
Other investments	—	—	—	(156)	(156)	—	—	—
Investments in related parties
AFS securities
Corporate	—	—	—	(3)	(3)	—	—	—
ABS	1,055	—	—	(662)	393	14	(15)	(1)
Trading securities	48	—	—	(88)	(40)	2	—	2
Mortgage loans	—	—	—	(31)	(31)	—	—	—
Investment funds	3	—	—	—	3	—	—	—
Reinsurance recoverable	—	49	—	(3)	46	—	—	—
Assets of consolidated VIEs
Trading securities	291	—	(262)	—	29	—	(11)	(11)
Mortgage loans	19	—	(3)	(101)	(85)	—	—	—
Investment funds	—	—	(1)	—	(1)	—	—	—
Other investments	279	—	—	—	279	—	—	—
Total Level 3 assets – Retirement Services	$15,139	$49	$(317)	$(5,074)	$9,797	$46	$(718)	$(672)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(1)	$(1)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(1)	$(1)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Interest sensitive contract liabilities - embedded derivative	$—	$(861)	$—	$219	$(642)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(861)	$—	$219	$(642)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2026
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$2,007	$—	$(1,644)	$—	$363	$6	$(24)	$(18)
Investments of consolidated VIEs	4,885	—	(4,126)	—	759	1	(892)	(891)
Total Level 3 assets – Asset Management	$6,892	$—	$(5,770)	$—	$1,122	$7	$(916)	$(909)

Assets – Retirement Services
AFS securities
Foreign governments	$5	$—	$—	$(6)	$(1)	$—	$(11)	$(11)
Corporate	1,379	—	(237)	(204)	938	—	(2,830)	(2,830)
ABS	5,688	—	(77)	(962)	4,649	52	(2,763)	(2,711)
CMBS	11	—	(22)	—	(11)	—	—	—
RMBS	—	—	—	(66)	(66)	—	—	—
Trading securities	146	—	(2)	(2)	142	2	(2)	—
Mortgage loans	19,142	—	(317)	(9,401)	9,424	16	—	16
Short-term investments	2	—	—	(1)	1	—	—	—
Other investments	—	—	—	(106)	(106)	—	—	—
Investments in related parties
AFS securities
Corporate	1	—	—	(228)	(227)	—	—	—
ABS	11,539	—	(951)	(4,230)	6,358	172	—	172
Trading securities	928	—	—	(72)	856	19	—	19
Equity securities	—	—	—	(262)	(262)	—	—	—
Mortgage loans	223	—	—	(153)	70	—	—	—
Investment funds	1,006	—	(5)	—	1,001	—	—	—
Reinsurance recoverable	—	77	—	(13)	64	—	—	—
Assets of consolidated VIEs
Trading securities	195	—	(104)	—	91	—	(952)	(952)
Mortgage loans	347	—	(64)	(263)	20	—	(118)	(118)
Total Level 3 assets – Retirement Services	$40,612	$77	$(1,779)	$(15,969)	$22,941	$261	$(6,676)	$(6,415)

Liabilities – Asset Management
Due to related parties	$—	$87	$—	$(29)	$58	$—	$—	$—
Contingent consideration obligations	—	—	—	(17)	(17)	—	—	—
Other liabilities of consolidated VIEs	—	5	—	(3)	2	—	—	—
Total Level 3 liabilities – Asset Management	$—	$92	$—	$(49)	$43	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(1,618)	$—	$587	$(1,031)	$—	$—	$—
Other liabilities	—	—	—	22	22	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(1,618)	$—	$609	$(1,009)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$29	$—	$(10)	$—	$19	$—	$—	$—
Investments of consolidated VIEs	1,289	—	(1,296)	—	(7)	—	(667)	(667)
Total Level 3 assets – Asset Management	$1,318	$—	$(1,306)	$—	$12	$—	$(667)	$(667)

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Corporate	3,427	—	(6)	(350)	3,071	126	(274)	(148)
ABS	2,792	—	(23)	(924)	1,845	479	(5,187)	(4,708)
CMBS	28	—	—	—	28	13	(14)	(1)
RMBS	297	—	—	(16)	281	—	(49)	(49)
Trading securities	11	—	—	(1)	10	—	(14)	(14)
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	17,760	—	(172)	(5,310)	12,278	—	—	—
Short-term investments	12	—	—	(168)	(156)	—	(1)	(1)
Other investments	—	—	—	(156)	(156)	—	—	—
Investments in related parties
AFS securities
Corporate	5	—	—	(6)	(1)	—	—	—
CLO	376	—	—	—	376	—	—	—
ABS	2,259	—	—	(1,242)	1,017	14	(15)	(1)
Trading securities	70	—	(91)	(155)	(176)	2	—	2
Mortgage loans	—	—	(15)	(31)	(46)	—	—	—
Investment funds	3	—	—	—	3	—	—	—
Reinsurance recoverable	—	90	—	(6)	84	—	—	—
Assets of consolidated VIEs
Trading securities	435	—	(335)	—	100	90	(23)	67
Mortgage loans	34	—	(10)	(196)	(172)	—	—	—
Investment funds	—	—	(497)	—	(497)	—	—	—
Other investments	279	—	(16)	—	263	—	—	—
Total Level 3 assets – Retirement Services	$27,788	$90	$(1,165)	$(8,584)	$18,129	$724	$(5,577)	$(4,853)
Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(14)	$(14)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(14)	$(14)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(1,613)	$—	$463	$(1,150)	$—	$—	$—
Other liabilities	—	—	—	1	1	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(1,613)	$—	$464	$(1,149)	$—	$—	$—

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

Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Trading securities	$62	$261	$(190)	$336
Mortgage loans	(624)	892	(1,375)	1,933
Investment funds	6	114	(4)	155
Future policy benefits	7	10	31	5
Other	(2)	(29)	4	(17)
Total gains (losses)	$(551)	$1,248	$(1,534)	$2,412

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

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	June 30, 2026	December 31, 2025
Unpaid principal balance	$105,204	$96,269
Mark to fair value	(1,623)	(725)
Fair value	$103,581	$95,544

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2026	December 31, 2025
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$1,027	$992
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(332)	(337)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$695	$655

Fair value of commercial mortgage loans 90 days or more past due	$298	$274
Fair value of commercial mortgage loans in non-accrual status	695	655

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2026	December 31, 2025
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$1,912	$826
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(184)	(85)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$1,728	$741

Fair value of residential mortgage loans 90 days or more past due[1]	$829	$741
Fair value of residential mortgage loans in non-accrual status	1,655	678

1 As of June 30, 2026 and December 31, 2025, includes $73 million and $63 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on Athene’s mortgage loan portfolio:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Mortgage loans	$(20)	$(20)	$(44)	$(23)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial mortgage loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	June 30, 2026
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$276	$276	$276	$—	$—	$—
Policy loans	293	293	—	—	293	—
Funds withheld at interest	16,191	16,191	—	—	—	16,191
Short-term investments	125	125	—	—	—	125
Other investments	57	47	—	—	—	47
Investments in related parties
Investment funds	919	919	919	—	—	—
Funds withheld at interest	4,149	4,149	—	—	—	4,149
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$22,028	$22,018	$1,195	$—	$311	$20,512

Financial liabilities
Interest sensitive contract liabilities	$283,553	$276,856	$—	$—	$—	$276,856
Debt	7,832	7,273	—	564	6,709	—
Securities to repurchase	3,244	3,244	—	—	3,244	—
Funds withheld liability	6,814	6,814	—	—	—	6,814
Total financial liabilities not carried at fair value	$301,443	$294,187	$—	$564	$9,953	$283,670

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$108	$108	$108	$—	$—	$—
Policy loans	301	301	—	—	301	—
Funds withheld at interest	17,822	17,822	—	—	—	17,822
Short-term investments	1,049	1,049	—	—	907	142
Other investments	57	67	—	—	—	67
Investments in related parties
Investment funds	831	831	831	—	—	—
Funds withheld at interest	4,571	4,571	—	—	—	4,571
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$24,757	$24,767	$939	$—	$1,226	$22,602

Financial liabilities
Interest sensitive contract liabilities	$257,022	$254,089	$—	$—	$—	$254,089
Debt	7,848	7,498	—	576	6,922	—
Securities to repurchase	6,043	6,043	—	—	6,043	—
Funds withheld liability	5,946	5,946	—	—	—	5,946
Total financial liabilities not carried at fair value	$276,859	$273,576	$—	$576	$12,965	$260,035

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Income Approach

The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology for the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are significant assumptions related to the subject company’s expected results, the determination of a terminal value and a calculated discount rate, which is normally based on the subject company’s WACC. The WACC represents the required rate of return on total capitalization, which comprises a required rate of return on equity, plus the current tax-effected rate of return on debt, weighted by the relative percentages of equity and debt that are typical in the industry. The most critical step in determining the appropriate WACC for each subject company is to select companies that are comparable in nature to the subject company and the credit quality of the subject company. Sources for gaining additional knowledge about the comparable companies include public filings, annual reports, analyst research reports and press releases. The general formula then used for calculating the WACC considers the after-tax rate of return on debt capital and the rate of return on common equity capital, which further considers the risk-free rate of return, market beta, market risk premium and small stock premium, if applicable. The variables used in the WACC formula are inferred from the comparable market data obtained. The Company evaluates the comparable companies selected and concludes on WACC inputs based on the most comparable company or analyzes the range of data for the investment.

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

Interest sensitive contract liabilities embedded derivatives

Embedded derivatives related to interest sensitive contract liabilities with indexed annuity products and any corresponding reinsurance recoverable are classified as Level 3. The valuations include significant unobservable inputs associated with economic assumptions and actuarial assumptions for policyholder behavior.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 9 for more information on Athene’s products.

	Six months ended June 30, 2026
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type and Other	Indexed Annuities
Balance at December 31, 2025	$1,471	$3,135	$66	$25	$2,111	$1,826	$8,634
Additions	366	511	14	48	394	—	1,333
Amortization	(219)	(174)	(15)	(3)	(124)	(152)	(687)
Other	(1)	—	—	—	—	—	(1)
Balance at June 30, 2026	$1,617	$3,472	$65	$70	$2,381	$1,674	$9,279

	Six months ended June 30, 2025
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type and Other	Indexed Annuities
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173
Additions	366	560	26	5	408	—	1,365
Amortization	(169)	(122)	(11)	(1)	(84)	(172)	(559)
Other	2	—	—	—	—	—	2
Balance at June 30, 2025	$1,357	$2,716	$55	$15	$1,800	$2,038	$7,981
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
▪traditional deferred annuities (which include individual and group deferred annuities);
▪indexed annuities consisting of fixed indexed, index-linked variable annuities, and assumed indexed universal life without significant mortality risk;
▪funding agreements; and
▪other investment-type contracts comprising immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies), guaranteed investment contracts, and assumed endowments without significant mortality risks.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents a rollforward of the policyholder account balance by product within interest sensitive contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Six months ended June 30, 2026
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2025	$109,201	$105,317	$85,555	$8,821	$308,894
Deposits	17,694	8,656	14,249	1,433	42,032
Policy charges	(1)	(426)	—	—	(427)
Surrenders and withdrawals	(4,402)	(5,830)	(47)	(52)	(10,331)
Benefit payments	(747)	(811)	(7,020)	(133)	(8,711)
Interest credited	2,644	2,329	1,900	133	7,006
Foreign exchange	(156)	—	(312)	(177)	(645)
Other	—	—	(318)	(64)	(382)
Balance at June 30, 2026	$124,233	$109,235	$94,007	$9,961	$337,436

Weighted average crediting rate	4.7%	2.8%	4.5%	3.1%
Net amount at risk	$423	$18,262	$—	$15
Cash surrender value	116,670	101,270	—	6,777

	Six months ended June 30, 2025
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	15,357	8,868	21,676	502	46,403
Policy charges	(1)	(382)	—	—	(383)
Surrenders and withdrawals	(2,913)	(5,601)	—	(36)	(8,550)
Benefit payments	(703)	(807)	(3,906)	(153)	(5,569)
Interest credited	2,098	1,376	1,456	110	5,040
Foreign exchange	337	7	1,021	437	1,802
Other	—	—	213	(34)	179
Balance at June 30, 2025	$100,836	$101,322	$75,228	$8,856	$286,242

Weighted average crediting rate	4.6%	2.7%	4.6%	2.7%
Net amount at risk	$420	$15,997	$—	$39
Cash surrender value	94,874	93,191	—	7,191

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated statements of financial condition:

	June 30,
(In millions)	2026	2025
Traditional deferred annuities	$124,233	$100,836
Indexed annuities	109,235	101,322
Funding agreements	94,007	75,228
Other investment-type	9,961	8,856
Reconciling items[1]	7,157	5,996
Interest sensitive contract liabilities	$344,593	$292,238

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

	June 30, 2026
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$4,884	$1,582	$101,354	$107,820
2.0% – < 4.0%	5,317	467	6,080	11,864
4.0% – < 6.0%	4,544	1	1	4,546
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,748	$2,050	$107,435	$124,233

Indexed annuities
< 2.0%	$1,383	$974	$3,610	$5,967
2.0% – < 4.0%	3,395	194	—	3,589
Total indexed annuities with GMCR	4,778	1,168	3,610	9,556
Other[1]				99,679
Total indexed annuities				$109,235

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

	June 30, 2025
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$5,071	$1,857	$80,432	$87,360
2.0% – < 4.0%	5,962	610	2,598	9,170
4.0% – < 6.0%	4,300	2	1	4,303
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$15,336	$2,469	$83,031	$100,836

Indexed annuities
< 2.0%	$1,544	$1,182	$3,280	$6,006
2.0% – < 4.0%	4,070	37	—	4,107
Total indexed annuities with GMCR	5,614	1,219	3,280	10,113
Other[1]				91,209
Total indexed annuities				$101,322

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

The following is a rollforward by product within future policy benefits:

	Six months ended June 30, 2026
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$1,402	$1,402
Effect of changes in discount rate assumptions	—	(25)	(25)
Effect of foreign exchange on the change in discount rate assumptions	—	1	1
Beginning balance at original discount rate	—	1,378	1,378
Effect of actual to expected experience	—	(8)	(8)
Adjusted balance	—	1,370	1,370
Issuances	—	7	7
Interest accrual	—	25	25
Net premium collected	—	(161)	(161)
Foreign exchange	—	(25)	(25)
Ending balance at original discount rate	—	1,216	1,216
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$1,215	$1,215
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$42,058	$3,795	$45,853
Effect of changes in discount rate assumptions	5,941	1,036	6,977
Effect of foreign exchange on the change in discount rate assumptions	21	(47)	(26)
Beginning balance at original discount rate	48,020	4,784	52,804
Effect of actual to expected experience	(49)	34	(15)
Adjusted balance	47,971	4,818	52,789
Issuances	273	7	280
Interest accrual	861	84	945
Benefit payments	(2,158)	(202)	(2,360)
Foreign exchange	(13)	(110)	(123)
Ending balance at original discount rate	46,934	4,597	51,531
Effect of changes in discount rate assumptions	(6,531)	(1,181)	(7,712)
Effect of foreign exchange on the change in discount rate assumptions	(15)	87	72
Ending balance, present value of expected future policy benefits	40,388	3,503	43,891
Less: Present value of expected net premiums	—	1,215	1,215
Net future policy benefits	40,388	2,288	42,676
Less: Reinsurance recoverable	—	5	5
Net future policy benefits, net of reinsurance	$40,388	$2,283	$42,671

Weighted-average liability duration (in years)	9.2	19.5
Weighted-average interest accretion rate	3.7%	5.2%
Weighted-average current discount rate	5.5%	6.5%
Expected future gross premiums, undiscounted	$—	$1,715
Expected future gross premiums, discounted[1]	—	1,380
Expected future benefit payments, undiscounted	69,045	10,554

[1] Discounted at the original discount rate.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six months ended June 30, 2025
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$880	$880
Effect of changes in discount rate assumptions	—	(30)	(30)
Effect of foreign exchange on the change in discount rate assumptions	—	2	2
Beginning balance at original discount rate	—	852	852
Effect of actual to expected experience	—	(1)	(1)
Adjusted balance	—	851	851
Interest accrual	—	10	10
Net premium collected	—	(92)	(92)
Foreign exchange	—	76	76
Ending balance at original discount rate	—	845	845
Effect of changes in discount rate assumptions	—	23	23
Ending balance, present value of expected net premiums	$—	$868	$868
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$42,261	$2,711	$44,972
Effect of changes in discount rate assumptions	7,378	206	7,584
Effect of foreign exchange on the change in discount rate assumptions	(5)	(1)	(6)
Beginning balance at original discount rate	49,634	2,916	52,550
Effect of actual to expected experience	(64)	2	(62)
Adjusted balance	49,570	2,918	52,488
Issuances	133	—	133
Interest accrual	879	35	914
Benefit payments	(2,238)	(49)	(2,287)
Foreign exchange	75	270	345
Ending balance at original discount rate	48,419	3,174	51,593
Effect of changes in discount rate assumptions	(6,465)	(553)	(7,018)
Effect of foreign exchange on the change in discount rate assumptions	(28)	(24)	(52)
Ending balance, present value of expected future policy benefits	41,926	2,597	44,523
Less: Present value of expected net premiums	—	868	868
Net future policy benefits	$41,926	$1,729	$43,655

Weighted-average liability duration (in years)	9.4	29.4
Weighted-average interest accretion rate	3.7%	4.8%
Weighted-average current discount rate	5.3%	5.1%
Expected future gross premiums, undiscounted	$—	$1,064
Expected future gross premiums, discounted[1]	—	919
Expected future benefit payments, undiscounted	70,754	10,085

[1] Discounted at the original discount rate.

The following is a reconciliation of future policy benefits to the condensed consolidated statements of financial condition:

	June 30,
(In millions)	2026	2025
Payout annuities with life contingencies	$40,388	$41,926
Whole life	2,288	1,729
Reconciling items[1]	5,565	5,745
Future policy benefits	$48,241	$49,400

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of operations:

	Premiums
	Six months ended June 30,
(In millions)	2026	2025
Payout annuities with life contingencies	$199	$122
Whole life	177	101
Reconciling items[1]	11	11
Total premiums	$387	$234

	Interest Expense
	Six months ended June 30,
(In millions)	2026	2025
Payout annuities with life contingencies	$861	$879
Whole life	59	25
Total interest expense	$920	$904

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

During the six months ended June 30, 2026, the present value of expected future policy benefits decreased by $1,962 million, which was driven by $2,360 million of benefit payments and a $710 million change in discount rate assumptions related to an increase in market observable rates, partially offset by $945 million of interest accruals and $280 million of issuances.

During the six months ended June 30, 2025, the present value of expected future policy benefits decreased by $449 million, which was driven by $2,287 million of benefit payments, offset by $914 million of interest accruals, a $573 million change in discount rate assumptions related to a decrease in market observable rates, a $345 million change in foreign exchange and $133 million of issuances, primarily pension group annuities

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of operations:

	Six months ended June 30,
(In millions)	2026	2025
Reserves	$7	$61
Deferred profit liability	31	2
Negative VOBA	(6)	(3)
Total remeasurement gains (losses)	$32	$60

During the six months ended June 30, 2026 and 2025, Athene recorded reserve increases of $12 million and $8 million, respectively, on the condensed consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Six months ended June 30, 2026
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2025	$205	$4,511	$4,716
Effect of changes in instrument-specific credit risk	(5)	(255)	(260)
Balance, beginning of period, before changes in instrument-specific credit risk	200	4,256	4,456
Issuances	—	193	193
Interest accrual	4	95	99
Attributed fees collected	1	212	213
Benefit payments	(2)	(47)	(49)
Effect of changes in interest rates	(2)	(24)	(26)
Effect of changes in equity	—	(62)	(62)
Effect of actual policyholder behavior compared to expected behavior	2	64	66
Balance, end of period, before changes in instrument-specific credit risk	203	4,687	4,890
Effect of changes in instrument-specific credit risk	4	220	224
Balance at June 30, 2026	207	4,907	5,114
Less: Reinsurance recoverable	—	88	88
Balance at June 30, 2026, net of reinsurance	$207	$4,819	$5,026

Net amount at risk	$423	$18,262
Weighted-average attained age of contract holders (in years)	77	69

	Six months ended June 30, 2025
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	201	201
Interest accrual	4	89	93
Attributed fees collected	1	189	190
Benefit payments	(3)	(30)	(33)
Effect of changes in interest rates	3	(29)	(26)
Effect of actual policyholder behavior compared to expected behavior	—	53	53
Balance, end of period, before changes in instrument-specific credit risk	192	3,844	4,036
Effect of changes in instrument-specific credit risk	3	173	176
Balance at June 30, 2025	195	4,017	4,212
Less: Reinsurance recoverable	—	50	50
Balance at June 30, 2025, net of reinsurance	$195	$3,967	$4,162

Net amount at risk	$420	$15,997
Weighted-average attained age of contract holders (in years)	76	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of market risk benefits to the condensed consolidated statements of financial condition. Market risk benefit assets are included in other assets on the condensed consolidated statements of financial condition.

	June 30, 2026
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$207	$207
Indexed annuities	169	5,076	4,907
Total	$169	$5,283	$5,114

	June 30, 2025
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$195	$195
Indexed annuities	277	4,294	4,017
Total	$277	$4,489	$4,212

During the six months ended June 30, 2026, net market risk benefit liabilities increased by $398 million, which was primarily driven by $213 million in fees collected from policyholders, $193 million of issuances and $99 million of interest accruals, partially offset by $62 million of changes in equity and $49 million of benefit payments.

During the six months ended June 30, 2025, net market risk benefit liabilities increased by $497 million, which was primarily driven by $201 million of issuances, $190 million in fees collected from policyholders and $93 million of interest accruals.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following summarizes the unobservable inputs for market risk benefits:

	June 30, 2026
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$5,114	Discounted cash flow	Nonperformance risk	0.3%	1.1%	0.9%	[1]	Decrease
			Option budget	0.5%	5.9%	2.7%	[2]	Decrease
			Surrender rate	4.0%	7.5%	5.1%	[2]	Decrease
			Utilization rate	28.6%	95.0%	86.7%	[3]	Increase

	June 30, 2025
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$4,212	Discounted cash flow	Nonperformance risk	0.3%	1.1%	1.0%	[1]	Decrease
			Option budget	0.5%	6.0%	2.5%	[2]	Decrease
			Surrender rate	3.1%	6.7%	4.4%	[2]	Decrease
			Utilization rate	28.6%	95.0%	85.4%	[3]	Increase

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

10. Profit Sharing Payable

Profit sharing payable, and those of consolidated VIEs, are recorded within accounts payable, accrued expenses, and other liabilities, and accounts payable, accrued expenses, and other liabilities of consolidated VIEs, respectively, in the condensed consolidated statements of financial condition. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2026	$2,035
Profit sharing expense	308
Payments/other	(496)
Profit sharing payable, June 30, 2026	$1,847

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

11. Income Taxes

The Company’s income tax provision totaled $396 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, and totaled $2,090 million and $246 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective income tax rate was approximately 15.9% and 0.4% for the three months ended June 30, 2026 and 2025, respectively, and 75.5% and 12.1% for the six months ended June 30, 2026 and 2025, respectively.

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

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of June 30, 2026, the Company recorded $3 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would impact the effective tax rate.

The primary jurisdictions in which the Company operates and incurs income taxes are the U.S., the U.K. and Bermuda. There are no material unremitted earnings with respect to the U.K. or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of June 30, 2026, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2022 through 2024 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service (“IRS”) is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2023. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2014 to 2023. The U.K. tax authorities are currently examining certain subsidiaries’ tax returns for certain tax years within the period from 2015 to 2023.

The Company received a draft Notice of Proposed Adjustment (“NOPA”) from the IRS on April 13, 2026 proposing a significant increase to taxable income for tax years 2019 through 2021. The proposed adjustment primarily relates to the inclusion of additional income from some of the Company’s minority interest investments in foreign entities. While the 2022 and 2023 tax years are also under examination by the IRS on the same issue, the IRS has not yet proposed any adjustments to the Company’s historical position. The Company disagrees with the IRS’ position and intends to pursue all available administrative and judicial remedies. There can be no assurance as to the outcome of these IRS examinations, any subsequent challenge, or the impact of adverse judicial rulings in other cases. At this time, the Company cannot reasonably estimate the actual potential loss. If the Company is required to pay additional federal and state tax, interest, and, potentially, penalties, then such amounts could be material.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. Debt

The Company’s debt consisted of the following:

		June 30, 2026			December 31, 2025
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
Debt – Recourse
4.40% 2026 Senior Notes[1]	May 27, 2026	$—	$—		$500	$500	[2]
4.87% 2029 Senior Notes[1]	February 15, 2029	675	676	[2]	675	686	[2]
2.65% 2030 Senior Notes[1]	June 5, 2030	498	461	[2]	497	464	[2]
4.60% 2031 Senior Notes[1]	January 15, 2031	396	395	[2]	396	402	[2]
6.38% 2033 Senior Notes[1]	November 15, 2033	494	532	[2]	493	550	[2]
5.15% 2035 Senior Notes[1]	August 12, 2035	839	826	[2]	839	853	[2]
5.70% 2036 Senior Notes[1]	March 30, 2036	744	753	[2]	—	—	[2]
5.00% 2048 Senior Notes[1]	March 15, 2048	297	261	[2]	297	273	[2]
5.80% 2054 Senior Notes[1]	May 21, 2054	741	712	[2]	741	738	[2]
7.63% 2053 Subordinated Notes[1]	September 15, 2053	585	612	[3]	585	628	[3]
6.00% 2054 Subordinated Notes[1]	December 15, 2054	493	485	[2]	493	496	[2]
		5,762	5,713		5,516	5,590
Debt – Nonrecourse	January 21, 2027	133	133	[4]	—	—	[4]
		5,895	5,846		5,516	5,590
Retirement Services
4.13% 2028 AHL Senior Notes[1]	January 12, 2028	1,026	991	[2]	1,034	999	[2]
6.15% 2030 AHL Senior Notes[1]	April 3, 2030	558	518	[2]	565	531	[2]
3.50% 2031 AHL Senior Notes[1]	January 15, 2031	515	469	[2]	517	473	[2]
6.65% 2033 AHL Senior Notes[1]	February 1, 2033	396	423	[2]	396	434	[2]
5.88% 2034 AHL Senior Notes[1]	January 15, 2034	586	607	[2]	585	623	[2]
3.95% 2051 AHL Senior Notes[1]	May 25, 2051	543	343	[2]	543	351	[2]
3.45% 2052 AHL Senior Notes[1]	May 15, 2052	504	313	[2]	504	317	[2]
6.25% 2054 AHL Senior Notes[1]	April 1, 2054	983	921	[2]	983	975	[2]
6.63% 2055 AHL Senior Notes[1]	May 19, 2055	979	972	[2]	979	1,019	[2]
6.63% 2054 AHL Subordinated Notes[1]	October 15, 2054	592	576	[2]	592	600	[2]
6.88% 2055 AHL Subordinated Notes[1]	June 28, 2055	592	576	[2]	592	600	[2]
7.25% 2064 AHL Subordinated Notes[1]	March 30, 2064	558	564	[3]	558	576	[3]
		7,832	7,273		7,848	7,498
Total Debt		$13,727	$13,119		$13,364	$13,088

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

On May 27, 2026, AMH repaid in full the principal and accrued interest of the $500 million aggregate principal amount of its 4.40% 2026 Senior Notes.

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

On August 7, 2026 AHL issued $1.0 billion of 6.150% Senior Notes due August 15, 2036 (the “2036 AHL Senior Notes”). AHL will accrue interest quarterly and pay interest on the 2036 AHL Senior Notes semi-annually, commencing on February 15, 2027.

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

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of June 30, 2026:

Instrument/Facility	Maturity Date	Administrative Agent	Key terms
Asset Management – AGM credit facility	November 21, 2029	Citibank	The borrowing capacity under the AGM credit facility is $1.25 billion, subject to being increased up to $1.5 billion in total.
Retirement Services – Athene credit facility	June 26, 2031	Citibank	The borrowing capacity under the Athene credit facility is $1.75 billion, subject to being increased up to $2.5 billion in total.
Retirement Services – Athene liquidity facility	June 25, 2027	Wells Fargo Bank	The borrowing capacity under the Athene liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total.

Asset Management – Credit Facility

On November 21, 2024, AGM and AMH, as parent borrower and subsidiary borrower, respectively, entered into a $1.25 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on November 21, 2029 (“AGM credit facility”). As of June 30, 2026, AGM and AMH, as borrowers under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AGM and AMH were in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the AGM credit facility and the Company was in compliance with all financial covenants under the facility.

Retirement Services – Credit and Liquidity Facilities

Athene Credit Facility—On June 26, 2026, AHL, AARe, ALRe and AUSA entered into a five-year revolving credit agreement with a syndicate of banks and Citibank, N.A. as administrative agent (“Athene credit facility”), which replaced the previous credit agreement dated June 30, 2023. The Athene credit facility is unsecured and has a commitment termination date of June 26, 2031, subject to up to two one-year extensions, in accordance with the terms of the Athene credit facility. In connection with the Athene credit facility, AHL and AUSA guaranteed all of the obligations of the other borrowers under the Athene credit facility and the related loan documents, and ALRe and AARe guaranteed certain of the obligations of the other borrowers under the Athene credit facility and the related loan documents. The borrowing capacity under the Athene credit facility is $1.75 billion, subject to being increased up to $2.5 billion in total on the terms described in the Athene credit facility.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Athene credit facility contains various standard covenants with which Athene must comply, including the following:

1.Consolidated debt-to-capitalization ratio not to exceed 40%;
2.Minimum consolidated net worth of no less than $22.1 billion; and
3.Restrictions on Athene’s ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the Athene credit facility. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the current or previous Athene credit facilities and Athene was in compliance with all financial covenants under the facilities.

Athene Liquidity Facility—On June 26, 2026, AARe, ALRe and AAIA entered into a revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent, (“Athene liquidity facility”), which replaced the previous credit agreement dated as of June 27, 2025 and the commitments under it, which expired on June 26, 2026. The Athene liquidity facility is unsecured and has a commitment termination date of June 25, 2027, subject to any extensions of additional 364-day periods with consent of extending lenders and/or “term-out” of outstanding loans (by which, at Athene’s election, the outstanding loans may be converted to term loans which shall have a maturity of up to one year after the original maturity date), in each case in accordance with the terms of the Athene liquidity facility. In connection with the Athene liquidity facility, AARe guaranteed all of the obligations of each other borrower under the Athene liquidity facility and the related loan documents. The borrowing capacity under the Athene liquidity facility is $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the Athene liquidity facility. The Athene liquidity facility contains various standard covenants with which Athene must comply, including the following:

1.AARe minimum consolidated net worth of no less than $26.2 billion; and
2.Restrictions on Athene’s ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at the term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on AARe’s financial strength rating. Rates and terms are as defined in the Athene liquidity facility. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the current or previous Athene liquidity facilities and Athene was in compliance with all financial covenants under the facilities.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Asset Management	$88	$60	$165	$120
Retirement Services[1]	102	83	204	158
Total Interest Expense	$190	$143	$369	$278

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended June 30, 2026 and 2025, the Company recorded equity-based compensation expense of $246 million and $166 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded equity-based compensation expense of $478 million and $315 million, respectively. As of June 30, 2026, there was $1.1 billion of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Service-Based Awards

During the six months ended June 30, 2026 and 2025, the Company awarded 6.9 million and 3.4 million of service-based RSUs, with a grant date fair value of $883 million and $527 million, respectively.

During the three months ended June 30, 2026 and 2025, the Company recorded equity-based compensation expense on service-based RSUs of $174 million and $126 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded compensation expense on service-based RSUs of $344 million and $243 million, respectively.

Performance-Based Awards

During the six months ended June 30, 2026, the Company awarded 0.3 million of performance-based RSUs with a grant date fair value of $30 million. During the six months ended June 30, 2025, there were no performance-based RSUs awarded.

During the three months ended June 30, 2026 and 2025, the Company recorded compensation expense on performance-based awards of $39 million and $21 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded compensation expense on performance-based awards of $57 million and $37 million, respectively. These awards primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

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

The following table summarizes RSU activity:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2026	13,047,189	$81.72	19,437,942	32,485,131
Granted	7,075,733	126.52	136,605	7,212,338
Forfeited	(131,872)	135.27	(643)	(132,515)
Vested	(1,771,769)	100.91	1,771,769	—
Issued	—	—	(4,272,642)	(4,272,642)
Balance at June 30, 2026	18,219,281	$88.25	17,073,031	35,292,312

Restricted Stock Awards

The Company also grants certain restricted stock awards tied to profit sharing arrangements. During the six months ended June 30, 2026 and 2025, the Company awarded 0.2 million and 0.1 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $24 million and $18 million, respectively.

During the three months ended June 30, 2026 and 2025, the Company recorded compensation expense related to restricted stock awards from profit sharing arrangements of $18 million and $10 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded compensation expense related to restricted stock awards from profit sharing arrangements of $45 million and $18 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. Equity

Common Stock

Holders of common stock are entitled to participate in dividends from the Company on a pro rata basis.

The Company issues shares of common stock in settlement of vested RSUs, and generally allows holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of common stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of common stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding adjustment to retained earnings.

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

The table below outlines the share activity:

	Six months ended June 30,
	2026	2025
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	4,557,767	8,017,170
Reduction of shares of common stock issued[2]	(1,735,561)	(3,298,981)
Issuance of shares of common stock for equity-based awards	2,822,206	4,718,189

[1] The gross value of shares issued was $591 million and $1.3 billion for the six months ended June 30, 2026 and 2025, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Cash paid for tax liabilities associated with net share settlement was $229 million and $542 million for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026 and 2025, 5,926,713 and 1,392,000 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase programs discussed above, and such shares were subsequently canceled by the Company. The Company paid $729 million and $193 million for these open market share repurchases during the six months ended June 30, 2026 and 2025, respectively.

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

As of December 31, 2025, there were 28,749,665 shares of Mandatory Convertible Preferred Stock issued and outstanding. Holders of Mandatory Convertible Preferred Stock shares had the option to convert all or any portion of their shares at any time. During the six months ended June 30, 2026, 438 shares of Mandatory Convertible Preferred Stock were converted at the option of the respective holders. As of June 30, 2026, there were 28,749,227 shares of Mandatory Convertible Preferred Stock issued and outstanding.

On July 31, 2026, each outstanding share of Mandatory Convertible Preferred Stock automatically converted (the “Conversion”) into shares of common stock pursuant to the certificate of designations related to the Mandatory Convertible Preferred Stock, at a conversion rate of 0.5074 shares of common stock per share of Mandatory Convertible Preferred Stock (the “Mandatory Conversion Rate”). The Mandatory Conversion Rate was determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day settlement period ended July 29, 2026. Cash was paid in lieu of fractional shares of common stock. An aggregate of 14,587,300 shares of common stock were issued following June 30, 2026, including early conversions and shares issued as part of the Conversion. Following the Conversion, there were no shares of Mandatory Convertible Preferred Stock outstanding.

Dividends on the Mandatory Convertible Preferred Stock were paid on a cumulative basis when and as declared by the AGM board of directors, or an authorized committee thereof, at an annual rate of 6.75% on the liquidation preference of $50.00 per share, and were paid in cash. Dividends on the Mandatory Convertible Preferred Stock were paid quarterly on January 31, April 30, July 31 and October 31 of each year, with the final dividend paid on July 31, 2026. For the quarters ended June 30, 2026 and 2025, the Company paid quarterly cash dividends of $0.8438 per share of Mandatory Convertible Preferred Stock.

Warrants

In 2022, the Company issued warrants in a private placement exercisable for up to 12.5 million shares of common stock at an exercise price of $82.80 per share. In April 2025, the Company issued 1,080,041 shares of common stock in relation to a cashless exercise of 2.6 million vested warrants issued in 2022. As of June 30, 2026, pursuant to certain anti-dilution provisions, the exercise price for the warrants was adjusted to $82.56. As of June 30, 2026, warrants exercisable for 9.9 million shares of common stock were vested and exercisable.

In November 2024, the Company issued warrants in a private placement exercisable for up to 2.9 million shares of common stock at an exercise price of $173.51 per share. The warrants are exercisable on the issuance date and each of the first, second, third, fourth, fifth and sixth anniversaries thereof. As of June 30, 2026, warrants exercisable for 0.8 million shares of common stock were vested and exercisable. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” The warrants will expire on the seventh anniversary of the issuance date, with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

Donor-Advised Fund

In February 2025, the Company established a donor-advised fund (the “Apollo DAF”) as part of its ongoing commitment to philanthropy. The Company issued 1,213,003 shares of common stock in February 2025 to fund the Apollo DAF.

Purchase of Interests

In June 2026, the Company entered into an agreement to purchase interests in a consolidated partnership previously issued to employees, which resulted in a modification of the original agreement and incremental compensation expense of $177 million, of which $46 million was recognized during the three months ended June 30, 2026, and the remaining expense will be recognized over the next three years. As part of the purchase, the Company will issue $128 million of equity, with the number of shares determined in August 2026.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data).

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution Equivalents on Participating Securities
February 4, 2025	$0.4600	February 28, 2025	$264	$14
May 2, 2025	0.5100	May 30, 2025	292	14
August 5, 2025	0.5100	August 29, 2025	291	15
November 4, 2025	0.5100	November 28, 2025	296	15
Year ended December 31, 2025	$1.9900		$1,143	$58
February 9, 2026	$0.5100	February 27, 2026	$295	$17
May 6, 2026	0.5625	May 29, 2026	324	18
Six months ended June 30, 2026	$1.0725		$619	$35

Accumulated Other Comprehensive Income (Loss)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2026	$(7,600)	$(249)	$81	$4,631	$(28)	$21	$(3,144)
Other comprehensive income (loss) before reclassifications	784	76	(228)	(199)	(180)	(3)	250
Less: Reclassification adjustments for gains (losses) realized[1]	521	(4)	8	—	—	—	525
Less: Income tax expense (benefit)	46	13	(50)	(38)	(37)	(2)	(68)
Less: Other comprehensive loss attributable to non-controlling interests, net of tax	7	15	(76)	(63)	(26)	1	(142)
Balance at June 30, 2026	$(7,390)	$(197)	$(29)	$4,533	$(145)	$19	$(3,209)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2025	$(8,217)	$(313)	$—	$3,986	$(23)	$(16)	$(4,583)
Other comprehensive income (loss) before reclassifications	1,258	66	1	(45)	(135)	163	1,308
Less: Reclassification adjustments for gains (losses) realized[1]	(77)	(3)	9	—	—	—	(71)
Less: Income tax expense (benefit)	268	13	(2)	(6)	(28)	21	266
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	234	13	20	(96)	(15)	67	223
Balance at June 30, 2025	$(7,384)	$(270)	$(26)	$4,043	$(115)	$59	$(3,693)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2025	$(6,372)	$(252)	$(17)	$4,137	$(169)	$28	$(2,645)
Other comprehensive income (loss) before reclassifications	(1,326)	62	(91)	710	36	(33)	(642)
Less: Reclassification adjustments for gains (losses) realized[1]	460	(13)	15	—	—	—	462
Less: Income tax expense (benefit)	(360)	12	(22)	148	8	(10)	(224)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(408)	8	(72)	166	4	(14)	(316)
Balance at June 30, 2026	$(7,390)	$(197)	$(29)	$4,533	$(145)	$19	$(3,209)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,174)	$(284)	$(119)	$4,235	$(103)	$(49)	$(5,494)
Other comprehensive income (loss) before reclassifications	2,596	31	240	(573)	(19)	224	2,499
Less: Reclassification adjustments for gains (losses) realized[1]	(268)	(3)	19	—	—	—	(252)
Less: Income tax expense (benefit)	580	5	46	(116)	(4)	28	539
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	494	15	82	(265)	(3)	88	411
Balance at June 30, 2025	$(7,384)	$(270)	$(26)	$4,043	$(115)	$59	$(3,693)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$1,336	$605	$(594)	$1,023
Dividends declared on common stock[1]	(324)	(292)	(619)	(556)
Dividends on participating securities[2]	(18)	(14)	(35)	(28)
Earnings allocable to participating securities	(29)	(7)	—	(9)
Undistributed income (loss) attributable to common stockholders: Basic	965	292	(1,248)	430
Dilution effect on distributable income attributable to Mandatory Convertible Preferred Stock	24	—	—	—
Undistributed income (loss) attributable to common stockholders: Diluted	$989	$292	$(1,248)	$430
Denominator:
Weighted average number of shares of common stock outstanding: Basic	591,759,612	586,672,682	593,298,193	586,964,167
Dilution effect of Mandatory Convertible Preferred Stock	14,587,841	—	—	—
Dilution effect of options	486,457	916,073	—	1,012,134
Dilution effect of warrants	3,387,868	2,782,612	—	3,700,748
Weighted average number of shares of common stock outstanding: Diluted	610,221,778	590,371,367	593,298,193	591,677,049
Net income (loss) per share of common stock: Basic
Distributed income	$0.56	$0.51	$1.07	$0.97
Undistributed income (loss)	1.62	0.49	(2.13)	0.71
Net income (loss) per share of common stock: Basic	$2.18	$1.00	$(1.06)	$1.68
Net income (loss) per share of common stock: Diluted[3]
Distributed income	$0.56	$0.51	$1.07	$0.97
Undistributed income (loss)	1.59	0.48	(2.13)	0.70
Net income (loss) per share of common stock: Diluted	$2.15	$0.99	$(1.06)	$1.67

[1] See note 14 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
[3] For the six months ended June 30, 2026, all of the classes of securities were determined to be anti-dilutive.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the anti-dilutive securities:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Weighted average unvested RSUs	15,927,784	12,783,503	14,444,999	12,240,609
Weighted average unexercised options	—	—	547,035	—
Weighted average unexercised warrants	828,572	414,286	10,079,245	414,286
Weighted average Mandatory Convertible Preferred Stock	—	14,547,261	14,580,901	14,543,032
Weighted average unvested restricted shares	1,506,936	1,146,363	1,545,204	1,157,027

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

Due from/to related parties consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Due from Related Parties
Due from funds	$817	$496
Due from portfolio companies	57	57
Due from employees and former employees	89	110
Total Due from Related Parties[1]	$963	$663
Due to Related Parties
Due to TRA holders	$768	$781
Due to funds	318	241
Due to portfolio companies	87	40
Total Due to Related Parties	$1,173	$1,062

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

In connection with its IPO, Bridge entered into a tax receivable agreement with certain equity holders in its business which was amended and restated in connection with the Bridge acquisition. Under the Bridge TRA, the Company is obligated to make payments to Bridge TRA holders based on 85% of the tax benefits realized from the acquisition. As part of the Bridge

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
acquisition, the Company recorded a $383 million TRA liability due under the Bridge TRA, which is measured in accordance with ASC 450-20, Loss Contingencies.

Apollo and Bridge TRA holders no longer own any operating units that could be exchanged pursuant to the Apollo TRA and Bridge TRA, respectively.

Due from Employees and Former Employees

As of June 30, 2026 and December 31, 2025, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of June 30, 2026 and December 31, 2025, the balance includes interest-bearing employee loans receivable of $13 million and $12 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid on a specified date, either during the relevant employee’s tenure or at the date of the relevant employee’s resignation, in accordance with the contractual terms of each respective loan arrangement.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $69 million and $91 million at June 30, 2026 and December 31, 2025, respectively.

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

Apollo recorded an indemnification liability of $0.4 million as of each of June 30, 2026 and December 31, 2025.

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

Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $163 million and $212 million as of June 30, 2026 and December 31, 2025, respectively.

AAA

From time to time, Apollo engages in certain transactions with AAA and its subsidiaries and affiliates, including purchases and sales of investments in connection with AAA’s investment activities. All such transactions are executed in accordance with Apollo's policies and procedures. See “—AAA” in the Retirement Services section below for details on Athene’s relationship with AAA.

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a leading European savings and retirement services group focused on the traditional life and pensions market. AAM and its subsidiaries had equity commitments outstanding to Athora of up to $57 million as of June 30, 2026. During the first

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
quarter of 2026, Athora completed the acquisition of Pension Insurance Corporation (“PIC”). See “—Athora” in the Retirement Services section below for details on Athene’s transactions and commitments to Athora.

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of June 30, 2026. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of June 30, 2026.

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

(In millions)	June 30, 2026	December 31, 2025
Investment fund	$2,167	$1,171
Fixed maturity securities	1,024	50
Non-redeemable preferred equity	—	266
Total investment in Athora	$3,191	$1,487

During the first quarter of 2026, Athene funded a series of investments to provide Athora financing for its acquisition of PIC. These transactions included the conversion of Athene’s previously held non-redeemable preferred equity interests in Athora into common equity and additional purchases of Athora common equity, as well as purchases of fixed maturity securities.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Additionally, as of June 30, 2026 and December 31, 2025, Athene had $29 million of funding agreements outstanding to Athora as of each respective period. As of June 30, 2026, Athene had commitments to make additional investments in Athora of $134 million.

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, indirectly through its investments in AAA and AAA Lux and, as of June 30, 2026 and December 31, 2025, Athene held $4.8 billion and $5.7 billion, respectively, of AFS securities issued by Atlas or its affiliates. See note 17 for further information on assurance letters issued in support of Atlas.

Catalina

Athene has a strategic modco reinsurance agreement with certain affiliates of Catalina to cede certain in force funding agreements. Athene elected the fair value option on this agreement and had a liability of $77 million and $103 million as of June 30, 2026 and December 31, 2025, respectively, which is included in other liabilities on the condensed consolidated statements of financial condition. Athene also has a modco reinsurance agreement with Catalina to cede a quota share of certain of Athene’s retail deferred annuity products. As of June 30, 2026 and December 31, 2025, Athene had a reinsurance recoverable balance of $7.3 billion and $6.3 billion, respectively, related to this agreement.

Skylign

Athene has investments in Skylign Aviation Holdings, LP (“Skylign”), a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through its investments in AAA and AAA Lux. As of June 30, 2026 and December 31, 2025, Athene directly held $504 million and $566 million, respectively, of Skylign notes, which are included in investments in related parties on the condensed consolidated statements of financial condition.

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

(In millions)	June 30, 2026	December 31, 2025
AFS securities	$102	$105
Investment fund	223	226
Term loans receivable	333	344
Total investments in VA Capital and Venerable	$658	$675

Additionally, Athene consolidates AP Violet ATH Holdings, L.P (“AP Violet”). AP Violet’s investment fund primarily represents an interest in VA Capital and was $143 million and $142 million as of June 30, 2026 and December 31, 2025, respectively.

Wheels

Athene invests in Wheels Inc. (“Wheels”) indirectly through its investments in AAA and AAA Lux. As of June 30, 2026 and December 31, 2025, Athene also directly held $946 million and $949 million, respectively, of AFS securities issued by Wheels, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene also had commitments to make additional investments in Wheels of $56 million as of June 30, 2026.

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

Athene received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Contributions from ADIP	$145	$126	$271	$126
Distributions to ADIP	(47)	(95)	(301)	(190)

In addition, Athene holds investments in ADIP directly and through ADIP Advisors (PA), LP, a consolidated VIE. The investments are accounted for as equity method investments and included in investments in related parties or investments of consolidated VIEs on the condensed consolidated statements of financial condition. As of June 30, 2026 and December 31, 2025, these investments were $253 million and $231 million, respectively. Athene also had commitments to make additional investments in ADIP of $357 million as of June 30, 2026.

ARI

On April 24, 2026, Athene completed the purchase of a commercial mortgage loan portfolio, including accrued interest, for $8.7 billion from ARI.

17. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $806 million as of June 30, 2026 related to the funds it manages. Separately, Athene had commitments to make investments, inclusive of related party commitments discussed previously and those of its consolidated VIEs, of $37.0 billion as of June 30, 2026. Athene’s commitments primarily include capital contributions to investment funds and mortgage loan commitments. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2026 and that could be reversed approximates $5.6 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of June 30, 2026, there were no open underwriting commitments.

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

The Company, along with a third-party institutional investor, has committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company has committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.5 billion. The revolving credit facility, which has a final maturity date of October 15, 2027, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to the Apollo Capital Markets Partnership. As of June 30, 2026, the Apollo Capital Markets Partnership had funded commitments of $2.0 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to the Apollo Capital Markets Partnership pursuant to its commitment.

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

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $56 million and $72 million as of June 30, 2026 and December 31, 2025, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation is reflected in profit sharing expense within compensation and benefits in the condensed consolidated statements of operations.

Indemnifications and Contingent Performance Guarantees

In connection with the Bridge acquisition and consistent with standard business practices, Bridge provides property management and various other services to Bridge funds and third parties, and has agreed, in certain cases, to reimburse such service recipients (or their affiliates) for losses arising from, among other things, fraud, misconduct, gross negligence, or misappropriation of funds in each case attributable to Bridge or its affiliates. Bridge’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against Bridge or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated statements of financial condition as of June 30, 2026. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

The Company may incur contingent liabilities for claims that may be made against it in the future. For example, Bridge and certain Bridge funds have provided non-recourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, environmental indemnities, mechanics liens, and other performance guarantees. As of June 30, 2026, the aggregate notional amount of loans that Bridge provided contingent performance guarantees for under these arrangements is $622 million, and the Company’s liabilities for these matters would require a claim to be made against the Company in the future.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2026 and December 31, 2025, Athene had $27.7 billion and $23.3 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a FABN program, which allows Athene Global Funding, a special purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of June 30, 2026 and December 31, 2025, Athene had $33.9 billion and $34.6 billion, respectively, of FABN funding agreements outstanding. Athene had $11.1 billion of board-authorized FABN capacity remaining as of June 30, 2026.

Athene also issues secured and other funding agreements. Secured funding agreements issued under Athene’s FABR programs involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from Athene. As of June 30, 2026 and December 31, 2025, Athene had $32.1 billion and $27.1 billion, respectively, of secured and other funding agreements outstanding, of which $26.0 billion and $21.0 billion were issued under the FABR program, respectively, and $6.1 billion and $6.1 billion were direct funding agreements, respectively.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s restricted investments and cash balances included on the condensed consolidated statements of financial condition are as follows:

(In millions)	June 30, 2026	December 31, 2025
AFS securities	$64,567	$59,336
Trading securities	3,788	3,350
Equity securities	200	156
Mortgage loans	48,172	44,204
Investment funds	296	293
Derivative assets	207	160
Other investments	2,154	1,880
Restricted cash and cash equivalents	1,601	1,349
Total restricted assets	$120,985	$110,728

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.0 billion as of June 30, 2026. These letters of credit were issued for Athene’s reinsurance program and have expirations through June 19, 2028.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Purchase Obligation Guarantee

In the second quarter of 2026, Apollo-managed funds and affiliates, including Athene, in partnership with certain third parties, entered into a $35 billion capital solution agreement with Broadcom Inc., which facilitates Anthropic, PBC’s compute infrastructure expansion beginning in mid-2026.

As part of the agreement, an Apollo-managed fund, WarehouseCo Intermediate Holdings LP (“WHCO”), has a purchase obligation for the compute infrastructure produced under the agreement. WHCO is expected to satisfy its obligation through the committed financing arrangements established as part of the transaction structure. In connection with this purchase obligation, AHL provided a limited guarantee to satisfy WHCO’s purchase obligation should WHCO default under its purchase obligation. AHL’s guarantee represents 15% of the outstanding purchase obligation, which is expected to be satisfied as fundings occur and no later than 2028. AHL’s guarantee is not probable of payment as the funding obligations are expected to be satisfied by the committed financing arrangements established as part of the transaction structure; therefore, there is no liability on the Company’s condensed consolidated financial statements. Separately, AHL has an agreement with a third party under which AHL would be reimbursed for 35% of any amounts paid by AHL under its guarantee.

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

On August 17, 2023, a purported stockholder of AGM filed a shareholder derivative complaint (the “Original Complaint”) in the Court of Chancery of the State of Delaware against current AGM directors Marc Rowan, Scott Kleinman, and James Zelter, former AGM directors Alvin Krongard, Michael Ducey, and Pauline Richards, Apollo Former Managing Partners Leon Black and Joshua Harris, and, as a nominal defendant, AGM. The action is captioned Anguilla Social Security Board vs. Black et al., C.A. No. 2023-0846-JTL and challenges the $570 million in payments made to the Former Managing Partners and Contributing Partners in connection with the elimination of the Up-C structure that was in place prior to Apollo’s merger with Athene. As previously disclosed in Apollo’s SEC filings, this purported stockholder previously had sought and received documents relating to the transaction pursuant to Section 220 of the Delaware General Corporation Law. The Original Complaint alleged that the challenged payments amount to corporate waste, that the challenged payments exceed fair value and therefore the Former Managing Partners and Contributing Partners that received those payments breached their fiduciary duties, and that the independent conflicts committee of the AAM board of directors (which then consisted of Mr. Krongard, Mr. Ducey, and Ms. Richards) that negotiated the challenged payments breached their fiduciary duties. The Original Complaint alleged that pre-suit demand was futile because a majority of AGM’s board is either not independent from the Former Managing Partners or face a substantial likelihood of liability in light of the challenges to the transaction. The Original Complaint sought, among other things, declaratory relief, unspecified monetary damages, interest, restitution, disgorgement, injunctive relief, costs, and attorneys’ fees. On November 16, 2023, the defendants moved to dismiss the Original Complaint on the basis that, among other things, the plaintiff failed to make a pre-suit demand on the Apollo board of directors. On February 9, 2024, the plaintiff filed an amended complaint (the “Amended Complaint”) that adds new factual allegations but names the same defendants, asserts the same causes of action, and seeks the same relief as the Original Complaint. The Amended Complaint alleges that pre-suit demand was futile for the same reasons alleged in the Original Complaint. On April 25, 2024, the defendants moved to dismiss the Amended Complaint. On September 20, 2024, the Court of Chancery denied the defendants’ motion to dismiss. AGM and the defendants filed answers to the Amended Complaint on November 25, 2024. On October 28, 2024, the AGM board of directors adopted resolutions forming a Special Litigation Committee (the “SLC”) comprising directors whom the board determined to be independent and disinterested. The AGM board of directors delegated to the SLC, among other things, the full and exclusive power and authority of the board to investigate, review and evaluate the facts and circumstances asserted in the litigation and determine whether pursuing the litigation is in the best interests of AGM and its stockholders. Pursuant to an order of the court, all proceedings in the litigation are stayed while parties discuss a potential negotiated resolution of derivative claims through mediation. No reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 14, 2024, a purported stockholder of AGM filed a class action complaint in the Court of Chancery of the State of Delaware against AGM. The complaint alleges, among other things, that certain provisions of the stockholders agreement, entered into on January 1, 2022 between AGM and the Former Managing Partners, violate Delaware law. On July 11, 2024, AGM moved to dismiss. Following the expiration of a court-approved stay, briefing on AGM’s motion to dismiss resumed and was completed as of March 14, 2026. That motion is currently pending before the court. AGM believes the claims in this action are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

Two purported stockholders of AGM have filed separate class action complaints in the United States District Court for the Southern District of New York, asserting claims against AGM, Marc Rowan, and Leon Black, and alleging violations of the federal securities laws. The actions are captioned Solomon Feldman v. Apollo Global Management, Inc., No. 1:26-cv-1692 (filed March 2, 2026), and Richard Perez v. Apollo Global Management, Inc., No. 1:26-cv-3550 (filed April 29, 2026), which were subsequently consolidated by order of the Court. Both complaints challenge, among other things, certain of the defendants’ public statements in 2021 and 2022 that AGM never did any business with Jeffrey Epstein. The class period alleged in both complaints is May 10, 2021 through February 21, 2026, inclusive. Motions for appointment of a lead plaintiff and lead counsel to represent the putative class are pending. AGM intends to vigorously defend against the claims brought by plaintiffs in this matter. No reasonable estimate of possible loss, if any, can be made at this time.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents financial data for the Company’s reportable segments.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Asset Management
Management fees	$1,001	$816	$1,953	$1,586
Capital solutions fees and other, net	277	216	523	370
Fee-related performance fee	65	63	129	117
Fee-related compensation	(343)	(279)	(676)	(538)
Other operating expenses	(215)	(189)	(416)	(349)
Fee Related Earnings	785	627	1,513	1,186

Retirement Services
Fixed income and other net investment income	3,686	3,179	7,237	6,093
Alternative net investment income	348	319	558	634
Strategic capital management fees	37	32	73	61
Cost of funds	(2,942)	(2,470)	(5,749)	(4,680)
Other operating expenses	(111)	(107)	(229)	(221)
Interest and other financing costs	(141)	(132)	(294)	(262)
Spread Related Earnings	877	821	1,596	1,625

Principal Investing
Realized performance fees	130	219	487	409
Realized investment income	27	13	73	41
Principal investing compensation	(123)	(168)	(436)	(356)
Other operating expenses	(18)	(17)	(33)	(33)
Principal Investing Income	16	47	91	61
Segment Income	$1,678	$1,495	$3,200	$2,872

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Segment Revenue
Asset Management[1]	$1,343	$1,095	$2,605	$2,073
Retirement Services	4,071	3,530	7,868	6,788
Principal Investing	157	232	560	450
Total Segment Revenue	$5,571	$4,857	$11,033	$9,311

(In millions)	June 30, 2026	December 31, 2025
Segment Assets
Asset Management	$5,223	$5,026
Retirement Services	460,225	430,122
Principal Investing	11,837	11,527
Total Assets	$477,285	$446,675

[1] Includes intersegment management fees from Retirement Services of $386 million and $358 million for the three months ended June 30, 2026 and 2025 respectively, and $785 million and $719 million for the six months ended June 30, 2026 and 2025 respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following presents the reconciliation of Segment Income and Segment Revenue to income (loss) before income tax (provision) benefit and total revenues reported in the condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Segment Income	$1,678	$1,495	$3,200	$2,872
Asset Management Adjustments:
Equity-based profit sharing expense[1,5]	(71)	(38)	(123)	(68)
Equity-based compensation	(129)	(102)	(285)	(201)
Net income (loss) attributable to non-controlling interests in consolidated entities	698	266	953	815
Unrealized performance fees[5]	320	(28)	(101)	91
Unrealized profit sharing expense[5]	(152)	43	55	(62)
HoldCo interest and other financing costs[2]	(53)	(36)	(98)	(70)
Unrealized principal investment (income) loss[5]	(45)	11	(165)	9
Unrealized net gains (losses) from investment activities[5]	28	(293)	(29)	(354)
Transaction-related costs, restructuring and other non-operating expenses[3]	(117)	(70)	(186)	(346)
Retirement Services Adjustments:
Investment gains (losses), net of offsets	23	(509)	(673)	(358)
Non-operating change in insurance liabilities and related derivatives[4]	358	149	316	(218)
Integration, restructuring and other non-operating items	(41)	(32)	(74)	(62)
Equity-based compensation	(12)	(11)	(22)	(22)
Income (loss) before income tax (provision) benefit	$2,485	$845	$2,768	$2,026

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

[5] Represents adjustments that primarily impact the Principal Investing segment.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
Segment Revenues	$5,571	$4,857	$11,033	$9,311
Asset Management Adjustments:
Adjustments related to consolidated funds and VIEs[1]	279	157	484	252
Performance fees[2]	323	(26)	(96)	96
Principal investment income (loss)[2]	(73)	3	(215)	2
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	238	162	510	306
Retirement Services Adjustments:
Premiums, product charges, investment related gains (losses) and other retirement services revenue[3]	3,462	381	1,886	(50)
Change in fair value of reinsurance assets	106	65	200	128
Forward points adjustment on foreign exchange derivative hedges	(19)	(26)	(47)	(50)
Held-for-trading amortization	46	40	103	69
Reinsurance impacts	30	39	57	79
ACRA non-controlling interests on net investment earnings	1,311	1,159	2,560	2,233
Other retirement services adjustments	(121)	3	(263)	(14)
Total Revenues	$11,153	$6,814	$16,212	$12,362

[1] Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

[2] Represents adjustments that primarily impact the Principal Investing segment.
[3] Refer to the condensed consolidated statements of operations for a breakout of individual items.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	June 30, 2026	December 31, 2025
Total reportable segment assets	$477,285	$446,675
Adjustments[1]	16,763	14,274
Total Assets	$494,048	$460,949

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

19. Subsequent Events

Dividends

On August 4, 2026, the Company declared a cash dividend of $0.5625 per share of common stock, which will be paid on August 31, 2026 to holders of record at the close of business on August 19, 2026.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries[1]	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$3,415	$—	$—	$3,415
Restricted cash and cash equivalents	19	—	—	19
Investments	6,732	—	(407)	6,325
Assets of consolidated variable interest entities
Cash and cash equivalents	19	1,253	—	1,272
Investments	356	4,232	(875)	3,713
Due from related parties	23	—	—	23
Other assets	31	803	(200)	634
Due from related parties	1,045	—	(105)	940
Goodwill	1,833	—	—	1,833
Other assets	3,587	—	—	3,587
	17,060	6,288	(1,587)	21,761
Retirement Services
Cash and cash equivalents	21,951	6	—	21,957
Restricted cash and cash equivalents	1,583	—	—	1,583
Investments	334,454	—	(612)	333,842
Investments in related parties	61,444	—	(18,144)	43,300
Assets of consolidated variable interest entities
Cash and cash equivalents	15	156	—	171
Investments	1,348	30,536	—	31,884
Other assets	5	197	—	202
Reinsurance recoverable	10,929	—	—	10,929
Deferred acquisition costs, deferred sales inducements and value of business acquired	9,279	—	—	9,279
Goodwill	4,079	—	—	4,079
Other assets	15,138	—	(77)	15,061
	460,225	30,895	(18,833)	472,287
Total Assets	$477,285	$37,183	$(20,420)	$494,048

				(Continued)

	June 30, 2026
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries[1]	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$4,130	$—	$—	$4,130
Due to related parties	1,320	—	(147)	1,173
Debt	5,895	—	—	5,895
Liabilities of consolidated variable interest entities
Accounts payable, accrued expenses, and other liabilities	138	4,360	(651)	3,847
	11,483	4,360	(798)	15,045
Retirement Services
Interest sensitive contract liabilities	344,593	—	—	344,593
Future policy benefits	48,241	—	—	48,241
Market risk benefits	5,283	—	—	5,283
Debt	7,832	—	—	7,832
Payables for collateral on derivatives and securities to repurchase	11,199	—	—	11,199
Other liabilities	18,981	—	—	18,981
Liabilities of consolidated variable interest entities
Other liabilities	29	1,372	(9)	1,392
	436,158	1,372	(9)	437,521
Total Liabilities	447,641	5,732	(807)	452,566
Commitments and Contingencies (note 17)
Equity
Mandatory Convertible Preferred Stock	1,398	—	—	1,398
Additional paid in capital	16,628	40	—	16,668
Retained earnings	6,269	19,880	(20,000)	6,149
Accumulated other comprehensive income (loss)	(3,206)	20	(23)	(3,209)
Total AGM Stockholders’ Equity	21,089	19,940	(20,023)	21,006
Non-controlling interests	8,555	11,511	410	20,476
Total Equity	29,644	31,451	(19,613)	41,482
Total Liabilities and Equity	$477,285	$37,183	$(20,420)	$494,048

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

Asset Management

Our Asset Management segment focuses on credit and equity investing strategies. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of June 30, 2026, we had total AUM of $1.05 trillion.

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

Credit

Credit is our largest asset management strategy with $849 billion of AUM as of June 30, 2026. Our credit strategy spans third-party strategies and Apollo’s retirement services business across four main investment pillars: direct origination, asset-backed, multi credit and opportunistic credit. Our credit strategy provides flexible, scaled and diverse capital solutions across the entire credit risk-return spectrum, with a focus on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage.

Equity

Our equity strategy managed $198 billion of AUM as of June 30, 2026. Across our equity strategy, we maintain our focus on creative structuring and sourcing while working with the management teams of the portfolio companies of the Apollo-managed funds to help transform and grow their businesses. Our flexible mandate and purchase price discipline allow us to embrace complexity and seek attractive outcomes for our stakeholders. Apollo’s equity team has experience across sectors, industries, and geographies spanning its private equity, hybrid value, secondaries equity, AAA, real estate equity, infrastructure and clean transition equity strategies. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through June 30, 2026.

Acquisition of Bridge

On September 2, 2025, we completed the previously announced acquisition of Bridge in an all-stock transaction. As a result, Bridge became a consolidated subsidiary of AAM, and its results are included in the condensed consolidated financial statements commencing from the Acquisition Date.

Retirement Services

Our retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. Athene’s primary product line is annuities, which include fixed rate, indexed, payout and group annuities issued in connection with pension group annuity transactions and benefit plans. Athene also offers funding agreements and guaranteed investment contracts issued in connection with defined contribution plans. Funding agreements are composed of funding agreements issued under its FABN program, secured and other funding agreements, which include Athene’s FABR program and direct funding agreements, funding agreements issued to the FHLB and repurchase agreements with an original maturity exceeding one year. Guaranteed investment contracts support stable value investment options within defined contribution plans and allow the contract holder to earn a guaranteed return of principal plus interest. Our asset management business provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, mergers and acquisitions asset diligence, and certain operational support services including investment compliance, tax, legal and risk management support.

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

Principal Investing

Our Principal Investing segment is composed of our realized performance fee income, realized investment income earned from our balance sheet investments, and certain allocable expenses related to corporate functions supporting the entire company. The Principal Investing segment also includes our growth capital and liquidity resources at AGM. Over time, we may deploy capital into strategic investments that will help accelerate the growth of our Asset Management segment, by broadening our investment management and/or product distribution capabilities or increasing the scalability and/or efficiency of our existing operations. We believe these investments may translate into greater compounded annual growth of Fee Related Earnings.

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

Adverse economic conditions may result from domestic and global economic and political developments, including slower economic growth and business activity, changes in U.S. and foreign tariff policies, civil unrest, geopolitical tensions or military action, such as the armed conflicts in the Middle East, including with Iran, and between Ukraine and Russia, and related sanctions. Additional risks include new or evolving legal and regulatory requirements affecting business investment, hiring, migration, labor supply and global supply chains, as well as disruptions to energy markets and critical shipping routes.

Uncertainty surrounding U.S. trade policy, the conflict with Iran and persistent inflation remain downside risks. However, U.S. economic activity remains resilient, supported by consumer spending, investment in artificial intelligence infrastructure, increased domestic manufacturing and fiscal stimulus. These drivers continue to support solid growth and a modest risk of recession. Tariffs remain inflationary and may weigh on growth and corporate earnings, with the ultimate impact dependent on their scope, duration and the outcome of trade negotiations.

Inflation remains elevated, limiting the scope of monetary easing and placing upward pressure on shorter term rates. Simultaneously, fiscal deficits and increased U.S. Treasury issuances may place upward pressure on longer term rates, increasing the likelihood that interest rates and credit yields remain elevated.

We carefully monitor economic and market conditions, including global inflation, that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives. U.S. inflation remains elevated, with the U.S. Bureau of Labor Statistics reporting the annual U.S. inflation rate increased to 3.5% as of June 30, 2026, compared to 3.3% as of March 31, 2026. The U.S. Federal Reserve has a current benchmark interest rate target range of 3.50% to 3.75%, unchanged from its December 2025 meeting.

Equity market performance was strong during the second quarter of 2026. In the U.S., the S&P 500 Index increased by 14.9% during the second quarter of 2026, following a decrease of 4.6% in the first quarter of 2026. Global equity markets increased during the quarter, with the MSCI All Country World ex USA Index increasing by 10.5%, following a decrease of 0.8% in the first quarter of 2026.

Conditions in the credit markets may have a significant impact on our business. Credit fundamentals remain generally constructive, with default rates in high yield bonds and leveraged loans declining and distressed exchanges moderating. Current stresses in software and artificial intelligence related credit appear concentrated rather than indicative of a broader macroeconomic downturn. Credit markets experienced increases in the second quarter of 2026, with the BofAML HY Master II Index increasing by 2.5% and the Morningstar/LSTA Leveraged Loan Index increasing by 1.2%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 1.5% in the second quarter of 2026, following an increase of 2.1% in the first quarter of 2026. As of July 2026, the International Monetary Fund estimated the U.S. economy will expand by 2.3% in 2026 and 2.2% in 2027. The U.S. Bureau of Labor Statistics reported the U.S. unemployment rate decreased to 4.2% as of June 30, 2026.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. Strong foreign demand for U.S. assets remains an important support for the U.S. dollar. The U.S. dollar strengthened in the second quarter of 2026 compared to the euro and Japanese yen, however, the U.S. dollar weakened compared to the British pound. Relative to the U.S. dollar, the euro depreciated 1.1% during the second quarter of 2026, after depreciating 1.6% in the first quarter of 2026 and the Japanese yen depreciated 2.4% in the second quarter of 2026, after depreciating 1.3% in the first quarter of 2026, while the British pound appreciated 0.3% during the second quarter of 2026, after depreciating 1.8% in the first quarter of 2026. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk. Oil prices ended the second quarter of 2026 down 31.4% from the first quarter of 2026, primarily related to the temporary easing of tensions in the ongoing conflict in the Middle East.

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

As of June 30, 2026, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

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

While investor demand for perpetual non-traded business development company structures may experience variability, we believe that the long-term opportunity to provide investors with access to private credit, both investment-grade and sub investment-grade, will remain compelling across cycles.

Interest Rate Environment

Medium and long-term rates increased during the second quarter of 2026, with the U.S. 10-year Treasury yield at 4.44% as of June 30, 2026, compared to 4.30% as of March 31, 2026. Short-term rates increased during the second quarter of 2026, with the 3-month secured overnight financing rate at 3.73% as of June 30, 2026, compared to 3.68% as of March 31, 2026.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower its overall net floating rate position. As of June 30, 2026, Athene’s net invested asset portfolio included $71.2 billion of floating rate assets, or 23% of its net invested assets, and its net reserve liabilities included $68.9 billion of floating rate liabilities at notional, or 22% of its net invested assets, resulting in $2.3 billion of net floating rate assets, or 1% of its net invested assets. Athene’s floating rate asset position includes floating rate investments and cash and cash equivalents on a net invested asset basis, adjusted for net investment payables/receivables and cash posted as collateral for derivative transactions.

If prevailing interest rates were to rise, we believe Athene’s products would be more attractive to consumers and its sales would likely increase. If prevailing interest rates were to decline, it is likely that Athene’s products would be less attractive to consumers and its sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent Athene is unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. A significant majority of Athene’s deferred annuity products have crediting rates that it may reset annually upon renewal, following the expiration of the current guaranteed period. While Athene has the contractual ability to lower these crediting rates to the guaranteed minimum levels at renewal, its willingness to do so may be limited by competitive pressures. Athene’s funding agreements and other investment-type contracts provide little to no discretionary ability to change the rates of interest that determine the amounts payable to the respective policyholder or institution. Other investment-type contracts include immediate annuities without significant mortality risk (which include pension group annuities and structured settlements without life contingencies), guaranteed investment contracts, and assumed endowments without significant mortality risks.

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

Overview of Results of Operations

Financial Measures under U.S. GAAP – Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of June 30, 2026.

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

Performance Fees

The general partners of the funds we manage are entitled to an incentive return of normally up to 20% of the total returns of a fund’s capital, depending upon performance of the underlying funds and subject to preferred returns and high water marks, as applicable. Performance fees, categorized as performance allocations, are accounted for as an equity method investment, and effectively, the performance fees for any period are based upon an assumed liquidation of the funds’ assets at the reporting date, and distribution of the net proceeds in accordance with the funds’ allocation provisions. Performance fees categorized as incentive fees, which are not accounted for as an equity method investment, are deferred until fees are probable to not be significantly reversed. The majority of performance fees consist of performance allocations.

As of June 30, 2026, approximately 31% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 69% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in our 2025 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis, (ii) unrealized performance fees and (iii) realized performance fees, inclusive of realized incentive fees:

	June 30, 2026	Performance Fees for the Three Months Ended June 30, 2026			Performance Fees for the Six Months Ended June 30, 2026

(In millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
Accord and Accord+ Funds	$76	$8	$2	$10	$11	$9	$20
AIOF I, II and III	22	(2)	—	(2)	(28)	—	(28)
ANRP I, II and III[1]	47	(21)	19	(2)	(24)	19	(5)
Athora	—	(5)	—	(5)	(22)	—	(22)
Champ L.P.	16	—	—	—	(148)	141	(7)
Credit Strategies	56	12	1	13	49	5	54
EPF Funds[1]	52	9	—	9	20	—	20
FCI Funds	89	1	—	1	(1)	—	(1)
Freedom Parent Holdings	15	5	—	5	15	—	15
Fund X	542	93	7	100	61	68	129
Fund IX	918	(91)	—	(91)	(217)	65	(152)
Fund VIII[2]	132	308	1	309	199	2	201
Fund VI	43	—	2	2	—	4	4
HVF I	70	(3)	4	1	(11)	14	3
HVF II	220	(3)	30	27	30	30	60
HVF III	36	29	—	29	36	—	36
MidCap FinCo	38	—	5	5	—	10	10
Redding Ridge Holdings	231	22	8	30	36	16	52
Bridge Funds	95	(28)	2	(26)	(51)	12	(39)
Other[1,3]	574	(14)	115	101	(56)	221	165
Total	$3,272	$320	$196	$516	$(101)	$616	$515
Total, net of profit sharing payable4/expense	$1,511	$167	$86	$253	$(46)	$209	$163

1 As of June 30, 2026, certain funds had $163 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $2.4 billion as of June 30, 2026.

2 As of June 30, 2026, the remaining investments and escrow cash of Fund VIII was valued at 102% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2026, Fund VIII had $164 million of gross performance fees, or $92 million net of profit sharing in escrow. With respect to Fund VIII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement. Performance fees receivable as of June 30, 2026 and realized performance fees for the three and six months ended June 30, 2026 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.8 billion as of June 30, 2026, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $56 million.

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

The following table summarizes our performance fees since inception through June 30, 2026:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
Accord and Accord+ Funds	$76	$157	$233	$—	$130
AIOF I, II and III	22	86	108	—	39
ANRP I, II and III	47	225	272	28	100
Champ L.P.	16	134	150	—	13
Credit Strategies	56	611	667	—	55
EPF Funds	52	567	619	109	65
FCI Funds	89	24	113	—	89
Freedom Parent Holdings	15	194	209	—	15
Fund X	542	211	753	—	637
Fund IX	918	1,744	2,662	—	1,814
Fund VIII	132	1,792	1,924	—	1,104
Fund VII	—	3,271	3,271	—	—
Fund VI	43	1,664	1,707	—	—
Fund IV and Fund V	—	2,023	2,023	1	—
HVF I	70	270	340	—	210
HVF II	220	141	361	—	283
HVF III	36	—	36	—	36
MidCap FinCo	38	166	204	—	38
Redding Ridge Holdings	231	—	231	—	215
Bridge Funds	95	21	116	—	59
Other[5]	574	2,978	3,552	25	695
Total	$3,272	$16,279	$19,551	$163	$5,597

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2026. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.33 as of June 30, 2026.

[2] Amounts exclude certain performance fees from business development companies and Redding Ridge Holdings, an affiliate of Redding Ridge.
[3] Amounts were computed based on the fair value of fund investments on June 30, 2026. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees as of June 30, 2026. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on June 30, 2026. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

Financial Measures under U.S. GAAP – Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business, which is operated by Athene, as of June 30, 2026.

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

Results of Operations

Below is a discussion of our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
(In millions, except percentages)	2026	2025			2026	2025
Revenues
Asset Management
Management fees	$749	$583	$166	28.5%	$1,445	$1,091	$354	32.4%
Advisory and transaction fees, net	418	277	141	50.9	724	472	252	53.4
Investment income (loss)	379	189	190	100.5	302	492	(190)	(38.6)
Incentive fees	59	58	1	1.7	123	98	25	25.5
Property management, development and other fees	22	—	22	NM	44	—	44	NM
	1,627	1,107	520	47.0	2,638	2,153	485	22.5
Retirement Services
Premiums	170	107	63	58.9	387	234	153	65.4
Product charges	299	274	25	9.1	580	539	41	7.6
Net investment income	5,350	4,776	574	12.0	10,489	9,117	1,372	15.0
Investment related gains (losses)	2,989	(5)	2,994	NM	911	(833)	1,744	NM
Revenues of consolidated variable interest entities	714	550	164	29.8	1,199	1,142	57	5.0
Other revenues	4	5	(1)	(20.0)	8	10	(2)	(20.0)
	9,526	5,707	3,819	66.9	13,574	10,209	3,365	33.0
Total Revenues	11,153	6,814	4,339	63.7	16,212	12,362	3,850	31.1
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	435	330	105	31.8	848	656	192	29.3
Equity-based compensation	234	155	79	51.0	456	293	163	55.6
Profit sharing expense	258	117	141	120.5	334	398	(64)	(16.1)
Total compensation and benefits	927	602	325	54.0	1,638	1,347	291	21.6
Interest expense	88	60	28	46.7	165	120	45	37.5
General, administrative and other	479	370	109	29.5	918	678	240	35.4
	1,494	1,032	462	44.8	2,721	2,145	576	26.9
Retirement Services
Interest sensitive contract benefits	5,714	3,428	2,286	66.7	7,305	4,922	2,383	48.4
Future policy and other policy benefits	594	527	67	12.7	1,233	1,068	165	15.4
Market risk benefits remeasurement (gains) losses	(24)	(111)	87	78.4	235	274	(39)	(14.2)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	350	292	58	19.9	687	559	128	22.9
Policy and other operating expenses	613	550	63	11.5	1,239	1,092	147	13.5
	7,247	4,686	2,561	54.7	10,699	7,915	2,784	35.2
Total Expenses	8,741	5,718	3,023	52.9	13,420	10,060	3,360	33.4
Other income (loss) – Asset Management
Net gains (losses) from investment activities	63	(268)	331	NM	(49)	(286)	237	(82.9)
Net gains (losses) from investment activities of consolidated variable interest entities	(7)	4	(11)	NM	(22)	215	(237)	NM
Other income (loss), net	17	13	4	30.8	47	(205)	252	NM
Total Other income (loss)	73	(251)	324	NM	(24)	(276)	252	(91.3)
Income (loss) before income tax (provision) benefit	2,485	845	1,640	194.1	2,768	2,026	742	36.6
Income tax (provision) benefit	(396)	(3)	(393)	NM	(2,090)	(246)	(1,844)	NM
Net income (loss)	2,089	842	1,247	148.1	678	1,780	(1,102)	(61.9)
Net (income) loss attributable to non-controlling interests	(728)	(212)	(516)	243.4	(1,223)	(708)	(515)	72.7
Net income (loss) attributable to Apollo Global Management, Inc.	1,361	630	731	116.0	(545)	1,072	(1,617)	NM
Preferred stock dividends	(25)	(25)	—	—	(49)	(49)	—	—
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$1,336	$605	$731	120.8%	$(594)	$1,023	$(1,617)	NM

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

In this section, references to 2026 refer to the three months ended June 30, 2026 and references to 2025 refer to the three months ended June 30, 2025.

Asset Management

Revenues

Revenues were $1,627 million in 2026, an increase of $520 million from $1,107 million in 2025, primarily driven by higher investment income, management fees, advisory and transaction fees, net, and property management, development and other fees.

Investment income increased by $190 million in 2026 to $379 million compared to $189 million in 2025. The increase in investment income was primarily driven by an increase in performance allocations of $258 million, partially offset by a decrease in principal investment income of $68 million.

Significant drivers for performance allocations in 2026 were performance allocations earned from Fund VIII, Fund X, Redding Ridge Holdings, HVF III, HVF II and Credit Strategies of $309 million, $100 million, $30 million, $29 million, $27 million and $13 million, respectively, partially offset by performance allocation losses from Fund IX of $91 million.

See below for details on the respective performance allocations in 2026.

The performance allocations earned from Fund VIII in 2026 were primarily driven by the appreciation and realization of the fund's investments in the (i) media, cable and leisure and (ii) financial and business services sectors.

The performance allocations earned from Fund X in 2026 were primarily driven by the appreciation and realization of the fund's investments in the (i) manufacturing and industrial and (ii) consumer and retail sectors.

The performance allocations earned from Redding Ridge Holdings in 2026 were primarily driven by existing and new CLO issuances, resets, accumulation of warehouse assets, new consulting contracts and the net income generated by the vehicle’s strategic investments.

The performance allocations earned from HVF III in 2026 were primarily driven by the appreciation of the fund’s investments in the (i) climate and sustainability, (ii) consumer and retail and (iii) business services sectors.

The performance allocations earned from HVF II in 2026 were primarily driven by the appreciation and realization of the fund’s investments in the (i) transportation and logistics, (ii) consumer and retail and (iii) manufacturing and industrial sectors.

The performance allocations earned from Credit Strategies in 2026 were primarily driven by the net income generated by the fund’s investments.

The performance allocation losses from Fund IX in 2026 were primarily driven by the depreciation of the fund’s investments in (i) media, telecom and technology, (ii) consumer services, and (iii) consumer and retail sectors.

Management fees increased by $166 million to $749 million in 2026 from $583 million in 2025. The increase in management fees was primarily attributable to $165 million of aggregate management fees earned from Bridge funds, Atlas, Athora, Apollo Asset-Backed Finance Fund, L.P. (“ABF”), Apollo Credit Strategies Absolute Return Fund (Delaware), L.P. (“Credit Strategies Absolute Return Fund”) and ADS, partially offset by a decrease in management fees earned from S3 Equity and Hybrid Solutions of $17 million. The increase in management fees earned from Bridge funds was due to the Bridge acquisition, while the increase from Atlas was driven by higher fee-generating AUM due to an upsize in Atlas warehousing financing facilities. The increase in management fees earned from Athora was primarily driven by its acquisition of PIC. The increase in management fees earned from ABF, Apollo Credit Strategies Absolute Return Fund and ADS was primarily driven by an increase in subscriptions. The decrease in management fees earned from S3 Equity and Hybrid Solutions was primarily related to the catch-up management fees for additional closes in 2025.

Advisory and transaction fees, net increased by $141 million to $418 million in 2026 from $277 million in 2025. Advisory and transaction fees earned during 2026 were primarily attributable to advisory and transaction fees earned from our opportunistic credit, direct origination, multi-credit, traditional private equity and hybrid value strategies.

Property management, development and other fees increased by $22 million in 2026 resulting from the Bridge acquisition in the third quarter of 2025.

Expenses

Expenses were $1,494 million in 2026, an increase of $462 million from $1,032 million in 2025, primarily due to increases in compensation and benefits, general, administrative and other and interest expense.

Total compensation and benefits were $927 million in 2026, an increase of $325 million from $602 million in 2025, primarily due to an increase in profit sharing expense, salary, bonus and benefits and equity-based compensation of $141 million, $105 million and $79 million, respectively. The increase in profit sharing expense of $141 million corresponds to higher investment income in 2026. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The increase in salary, bonus and benefits of $105 million was primarily driven by increased headcount in 2026 relative to 2025 due in part to the Bridge acquisition. The increase in equity-based compensation of $79 million was primarily due to additional RSUs and equity granted and the related amortization. Equity-based compensation expense, in any given period, generally includes: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the then Co-Presidents of AAM, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $479 million in 2026, an increase of $109 million from $370 million in 2025. The increase in 2026 was primarily driven by increases in professional fees, transaction related expenses, depreciation and amortization, and travel and entertainment expenses.

Interest expense was $88 million in 2026, an increase of $28 million from $60 million in 2025. The increase in 2026 was primarily driven by higher interest rates from additional debt issuances in 2025 and 2026.

Other Income (Loss)

Other income was $73 million in 2026, an increase of $324 million from a loss of $251 million in 2025, primarily driven by increases in net gains (losses) from investment activities of $331 million.

The increase in net gains (losses) from investment activities of $331 million was primarily driven by a prior year impairment loss on an equity investment triggered by the initial public offering of the issuer of the equity security, which resulted in an observable transaction price below the Company’s carrying amount, as well as appreciation in the Company’s investments in Global Business Travel Group, Inc. in 2026.

Retirement Services

Revenues

Retirement Services revenues were $9.5 billion in 2026, an increase of $3.8 billion from $5.7 billion in 2025. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income, an increase in revenues of consolidated VIEs and an increase in premiums.

Investment related gains (losses) were $3.0 billion in 2026, an increase of $3.0 billion from $(5) million in 2025, primarily driven by a favorable change in the fair value of indexed annuity hedging derivatives, net foreign exchange gains and a $673 million gain resulting from the early call of Athene’s investment in AP Grange, partially offset by an unfavorable change in the fair value of mortgage loans and reinsurance assets. The change in fair value of indexed annuity hedging derivatives increased $2.1 billion, primarily driven by the favorable performance of the equity indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 Index, which increased 14.9% in 2026, compared to an increase of 10.6% in 2025. The net foreign exchange gains were primarily related to the strengthening of the U.S. dollar against foreign currencies in 2026 compared to 2025, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The change in fair value of mortgage loans decreased $568 million and the change in fair value of reinsurance assets decreased $73 million, primarily driven by an increase in U.S. Treasury rates in 2026 compared to a decrease in 2025.

Net investment income was $5.4 billion in 2026, an increase of $574 million from $4.8 billion in 2025, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows of $37.6 billion during the previous twelve months and higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment. These impacts were partially offset by lower floating rate income, later deployment into assets during the quarter compared to 2025 and run-off of higher-yielding assets.

Revenues of consolidated VIEs were $714 million in 2026, an increase of $164 million from $550 million in 2025, primarily driven by the consolidation of AAA Lux in the fourth quarter of 2025 and additional contributions into AAA and AAA Lux in 2026.

Premiums were $170 million in 2026, an increase of $63 million from $107 million in 2025, primarily driven by an increase in payout annuity premiums related to the issuance of structured settlements and life renewal premiums from the Sony Life Insurance Co., Ltd. (“Sony”) block reinsurance transaction executed in the fourth quarter of 2025, partially offset by an increase in ceded premium related to the retrocession of mortality risk on a pension group annuity transaction.

Expenses

Retirement Services expenses were $7.2 billion in 2026, an increase of $2.6 billion from $4.7 billion in 2025. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses, an increase in future policy and other policy benefits, an increase in policy and other operating expenses and an increase in the amortization of DAC, DSI and VOBA.

Interest sensitive contract benefits were $5.7 billion in 2026, an increase of $2.3 billion from $3.4 billion in 2025, primarily driven by an increase in the change in Athene’s indexed annuity reserves, significant growth in Athene’s deferred annuity and funding agreement blocks of business over the previous twelve months, higher rates on new deferred annuity and funding agreement issuances and run-off of lower rate business, in comparison to its existing blocks of business, partially offset by lower rates on floating rate funding agreements and later origination of new business within the quarter compared to 2025. The change in Athene’s indexed annuity reserves includes the impact from changes in the fair value of indexed annuity embedded derivatives. The increase in the change in fair value of indexed annuity embedded derivatives of $1.2 billion was primarily due to the performance of the equity indices to which Athene’s indexed annuity policies are linked. The largest percentage of Athene’s indexed annuity policies are linked to the S&P 500 Index, which increased 14.9% in 2026, compared to an increase of 10.6% in 2025. This impact was partially offset by a favorable change in discount rates used in Athene’s embedded derivative calculations as there was a smaller decrease in discount rates in 2026 compared to 2025.

Market risk benefits remeasurement (gains) losses were $(24) million in 2026, an increase of $87 million from $(111) million in 2025. The decrease in gains in 2026 compared to 2025 was primarily driven by an unfavorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was primarily driven by an unfavorable $213 million impact due to a smaller increase in the risk-free discount rates across the long end of the curve compared to 2025, which are used in the fair value measurement of the liability for market risk benefits, partially offset by a favorable $128 million impact related to more favorable equity market performance compared to 2025.

Future policy and other policy benefits were $594 million in 2026, an increase of $67 million from $527 million in 2025, primarily driven by an increase in payout annuity reserves related to the issuance of structured settlements, as well as life reserves related to renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025, partially offset by an increase in ceded benefit payments related to the retrocession of mortality risk on a pension group annuity transaction.

Policy and other operating expenses were $613 million in 2026, an increase of $63 million from $550 million in 2025, primarily driven by an increase in interest expense, as well as increases in policy acquisition and other operating expenses related to significant growth. The increase in interest expense was primarily related to an increase in host accretion on business ceded to Catalina, as well as a full quarter of interest on long-term debt issued in the second quarter of 2025.

Amortization of DAC, DSI and VOBA was $350 million in 2026, an increase of $58 million from $292 million in 2025, primarily driven by an increase in acquisition and sales incentive costs that are deferred and amortized due to strong growth in Athene’s deferred annuity business, partially offset by a decrease in VOBA amortization.

Income Tax Provision

The Company’s income tax provision was $396 million and $3 million in 2026 and 2025, respectively. The change to the provision was primarily related to the increase in pretax income subject to tax in 2026 and the Bermuda CIT benefit included in 2025. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 15.9% and 0.4% for 2026 and 2025, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests, (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m). See note 11 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

In this section, references to 2026 refer to the six months ended June 30, 2026 and references to 2025 refer to the six months ended June 30, 2025.

Asset Management

Revenues

Revenues were $2,638 million in 2026, an increase of $485 million from $2,153 million in 2025, primarily driven by higher management fees, advisory and transaction fees, net, property management, development and other fees, and incentive fees, partially offset by lower investment income.

Management fees increased by $354 million to $1,445 million in 2026 from $1,091 million in 2025. The increase in management fees was primarily attributable to $269 million of aggregate management fees earned from Bridge funds, Atlas, Athora, ADS, Redding Ridge Holdings, ABF and Credit Strategies Absolute Return Fund, partially offset by a decrease in management fees earned from S3 Equity and Hybrid Solutions of $26 million. The increase in management fees earned from Bridge funds was due to the Bridge acquisition, while the increase from Atlas was driven by higher fee-generating AUM due to an upsize in Atlas warehousing financing facilities. The increase in management fees earned from Athora was primarily driven by its acquisition of PIC. The increase in management fees earned from ADS, ABF and Credit Strategies Absolute Return Fund was primarily driven by an increase in subscriptions. Further, the increase in management fees earned from Redding Ridge Holdings was primarily driven by a fee basis adjustment, resulting from a change to the fee calculation in 2026. The decrease in management fees earned from S3 Equity and Hybrid Solutions was primarily related to the catch-up management fees for additional closes in 2025.

Advisory and transaction fees, net increased by $252 million to $724 million in 2026 from $472 million in 2025. Advisory and transaction fees earned during 2026 were primarily attributable to advisory and transaction fees earned from our direct origination, opportunistic credit, multi-credit, traditional private equity and hybrid value strategies.

Property management, development and other fees increased by $44 million in 2026 resulting from the Bridge acquisition in the third quarter of 2025.

Incentive fees increased by $25 million to $123 million in 2026 from $98 million in 2025, primarily attributable to sustained growth across a variety of perpetual capital vehicles.

Investment income decreased by $190 million in 2026 to $302 million compared to $492 million in 2025. The decrease in investment income was primarily driven by decreases in principal investment income and performance allocations of $103 million and $87 million, respectively. The decrease in principal investment income in 2026 was primarily driven by the depreciation in value of investments held by certain funds we manage in which the Company has a direct interest.

Significant drivers for performance allocations in 2026 were performance allocations earned from Fund VIII, Fund X, HVF II, Credit Strategies, Redding Ridge Holdings and HVF III of $201 million, $129 million, $60 million, $54 million, $52 million and $36 million, respectively, partially offset by performance allocation losses from Fund IX of $152 million.

See below for details on the respective performance allocations in 2026.

The performance allocations earned from Fund VIII in 2026 were primarily driven by the appreciation and realization of the fund's investments in the (i) media, cable and leisure and (ii) financial and business services sectors.

The performance allocations earned from Fund X in 2026 were primarily driven by the appreciation and realization of the fund's investments in the (i) consumer and retail and (ii) manufacturing and industrial sectors.

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

The performance allocations earned from HVF III in 2026 were primarily driven by the appreciation of the fund’s investments in the (i) climate and sustainability, (ii) consumer and retail and (iii) business services sectors.

The performance allocation losses from Fund IX in 2026 were primarily driven by the depreciation of the fund’s investments in (i) media, telecom and technology, (ii) consumer services and (iii) consumer and retail sectors.

Expenses

Expenses were $2,721 million in 2026, an increase of $576 million from $2,145 million in 2025, primarily due to increases in total compensation and benefits, general, administrative and other and interest expense.

Total compensation and benefits were $1,638 million in 2026, an increase of $291 million from $1,347 million in 2025, primarily due to increases in salary, bonus and benefits and equity-based compensation. The increase in salary, bonus and benefits of $192 million was primarily driven by increased headcount in 2026 relative to 2025 due in part to the Bridge acquisition. The increase in equity-based compensation of $163 million was primarily due to additional RSUs and equity granted and the related amortization. Equity-based compensation expense, in any given period, generally includes: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the then Co-Presidents of AAM, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics. The decrease in profit sharing expense of $64 million correlates to lower investment income in 2026. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period.

General, administrative and other expenses were $918 million in 2026, an increase of $240 million from $678 million in 2025. The increase in 2026 was primarily driven by increases in professional fees, depreciation and amortization, transaction related expenses, technology expenses and travel and entertainment expenses.

Interest expense was $165 million in 2026, an increase of $45 million from $120 million in 2025. The increase in 2026 was primarily driven by higher interest rates from additional debt issuances in the full year 2025 and 2026.

Other Income (Loss)

Other income (loss) was $(24) million in 2026, an increase of $252 million from $(276) million in 2025, primarily driven by increases in other income (loss), net and net gains (losses) from investment activities of $252 million and $237 million, respectively, partially offset by a decrease in net gains (losses) from investment activities of consolidated VIEs of $237 million.

The increase in other income (loss), net of $252 million was primarily attributable to expense related to the issuance of common stock to the Apollo DAF in the prior year, which did not recur in the current year. Additionally, the increase was also driven by derivative gains primarily on forward contracts, partially offset by foreign exchange losses due to the significant fluctuations in foreign exchange rates in 2026.

The increase in net gains (losses) from investment activities of $237 million was primarily driven by a prior-year impairment loss on an equity investment triggered by the initial public offering of the issuer of the equity security which resulted in an observable transaction price below the Company's carrying amount, as well as appreciation in the Company’s investments in Global Business Travel Group, Inc. in 2026. The increase was partially offset by losses on the sale of certain investments held by the Company in 2026.

The decrease in net gains (losses) from investment activities of consolidated VIEs of $237 million was primarily driven by a significant portfolio company valuation increase in 2025 related to the sale of the consolidated VIE’s primary holding.

Retirement Services

Revenues

Retirement Services revenues were $13.6 billion in 2026, an increase of $3.4 billion from $10.2 billion in 2025. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income, an increase in premiums and an increase in revenues of consolidated VIEs.

Investment related gains (losses) were $911 million in 2026, an increase of $1.7 billion from $(833) million in 2025, primarily driven by a favorable change in fair value of indexed annuity hedging derivatives, net foreign exchange gains and a $673 million gain resulting from the early call of Athene’s investment in AP Grange, partially offset by an unfavorable change in the fair value of mortgage loans, reinsurance assets and trading securities. The change in fair value of indexed annuity hedging derivatives increased $1.8 billion, primarily driven by the favorable performance of the equity indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 Index, which increased 9.6% in 2026, compared to an increase of 5.5% in 2025. The net foreign exchange gains were primarily related to the strengthening of the U.S. dollar against foreign currencies in 2026 compared to 2025, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The change in fair value of mortgage loans decreased $1.7 billion, reinsurance assets decreased $392 million and trading securities decreased $267 million, primarily driven by an increase in U.S. Treasury rates in 2026 compared to a decrease in 2025.

Net investment income was $10.5 billion in 2026, an increase of $1.4 billion from $9.1 billion in 2025, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows during the previous twelve months and higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment. These impacts were partially offset by lower floating rate income, later deployment into assets during the year compared to 2025 and run-off of higher-yielding assets.

Premiums were $387 million in 2026, an increase of $153 million from $234 million in 2025, primarily driven by an increase in payout annuity premiums related to the issuance of structured settlements and life renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025, partially offset by an increase in ceded premium related to the retrocession of mortality risk on a pension group annuity transaction.

Revenues of consolidated VIEs were $1.2 billion in 2026, an increase of $57 million from $1.1 billion in 2025, primarily driven by the consolidation of AAA Lux in the fourth quarter of 2025 and additional contributions into AAA and AAA Lux in 2026. These impacts were partially offset by lower returns on the underlying assets within AAA and AAA Lux in 2026 and an unfavorable change in the fair value of trading securities held in VIEs related to an increase in U.S. Treasury rates in 2026 compared to a decrease in 2025.

Expenses

Retirement Services expenses were $10.7 billion in 2026, an increase of $2.8 billion from $7.9 billion in 2025. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in future policy and other policy benefits, an increase in policy and other operating expenses and an increase in the amortization of DAC, DSI and VOBA, partially offset by a decrease in market risk benefits remeasurement (gains) losses.

Interest sensitive contract benefits were $7.3 billion in 2026, an increase of $2.4 billion from $4.9 billion in 2025, primarily driven by significant growth in Athene’s deferred annuity and funding agreement blocks of business over the previous twelve months, higher rates on new deferred annuity and funding agreement issuances and run-off of lower rate business, in comparison to Athene’s existing blocks of business, and an increase in the change in Athene’s indexed annuity reserves, partially offset by lower rates on floating rate funding agreements and later origination of new business within the year compared to 2025. The change in Athene’s indexed annuity reserves includes the impact from changes in the fair value of indexed annuity embedded derivatives. The increase in the change in fair value of indexed annuity embedded derivatives of $720 million was primarily due to the performance of the equity indices to which Athene’s indexed annuity policies are linked. The largest percentage of Athene’s indexed annuity policies are linked to the S&P 500 Index, which increased 9.6% in 2026, compared to an increase of 5.5% in 2025. The change in fair value of indexed annuity embedded derivatives was also driven by the unfavorable impact of rate movements on policyholder projected benefits. These impacts were partially offset by a favorable change in discount rates used in Athene’s embedded derivative calculations as discount rates increased in 2026 compared to a decrease in 2025.

Future policy and other policy benefits were $1.2 billion in 2026, an increase of $165 million from $1.1 billion in 2025, primarily driven by an increase in payout annuity reserves related to the issuance of structured settlements, as well as life reserves related to renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025. These impacts were partially offset by an increase in ceded benefit payments related to the retrocession of mortality risk on a pension group annuity transaction and a decrease in the AmerUs Closed Block fair value liability. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized losses on the underlying assets reflecting an increase in U.S. Treasury rates in 2026 compared to a decrease in 2025.

Policy and other operating expenses were $1.2 billion in 2026, an increase of $147 million from $1.1 billion in 2025, primarily driven by an increase in interest expense, as well as increases in policy acquisition and other operating expenses related to significant growth. The increase in interest expense was primarily related to a full six months of interest on long-term debt issued in the second quarter of 2025, as well as an increase in host accretion on business ceded to Catalina.

Amortization of DAC, DSI and VOBA was $687 million in 2026, an increase of $128 million from $559 million in 2025, primarily driven by an increase in acquisition and sales incentive costs that are deferred and amortized due to strong growth in Athene’s deferred annuity business, partially offset by a decrease in VOBA amortization.

Market risk benefits remeasurement (gains) losses were $235 million in 2026, a decrease of $39 million from $274 million in 2025. The decrease in losses in 2026 compared to 2025 was primarily driven by a favorable change in the fair value of market risk benefits, partially offset by a $23 million increase in fees collected due to growth in the in-force population of policies with income rider benefits, increasing the market risk benefit reserve. The change in fair value of market risk benefits was primarily driven by a favorable $62 million impact related to more favorable equity market performance compared to 2025.

Income Tax Provision

The Company’s income tax provision totaled $2,090 million and $246 million in 2026 and 2025, respectively. The change to the provision was primarily related to the Bermuda valuation allowance and the increase in pretax income subject to tax in 2026. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 75.5% and 12.1% for 2026 and 2025, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests, (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m), (iv) Bermuda CIT and (v) the Bermuda valuation allowance recorded in the first quarter of 2026. See note 11 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision.

Segment Analysis

The results of operations for our reportable segments are discussed below and represent the segment information available to and used by management to assess performance and allocate resources. See note 18 to our condensed consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
(In millions, except percentages)	2026	2025			2026	2025
Asset Management
Management fees – Credit	$722	$605	$117	19.3%	$1,403	$1,174	$229	19.5%
Management fees – Equity	279	211	68	32.2	550	412	138	33.5
Management fees	1,001	816	185	22.7	1,953	1,586	367	23.1
Capital solutions fees and other, net	277	216	61	28.2	523	370	153	41.4
Fee-related performance fees	65	63	2	3.2	129	117	12	10.3
Fee-related compensation	(343)	(279)	64	22.9	(676)	(538)	138	25.7
Non-compensation expenses	(215)	(189)	26	13.8	(416)	(349)	67	19.2
Fee Related Earnings	$785	$627	$158	25.2%	$1,513	$1,186	$327	27.6%

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

In this section, references to 2026 refer to the three months ended June 30, 2026 and references to 2025 refer to the three months ended June 30, 2025.

FRE was $785 million in 2026, an increase of $158 million compared to $627 million in 2025. This increase was primarily attributable to growth in fee related revenues, including management fees and capital solutions fees and other, net, partially offset by increases in fee-related compensation and non-compensation expenses.

The increase in management fees was primarily attributable to $140 million of aggregate management fees earned from Bridge funds, Athene and Athora, as well as increased subscriptions in 2026 across various funds, partially offset by a decrease in management fees earned from S3 Equity and Hybrid Solutions of $16 million. The increase in management fees earned from Bridge funds is due to the Bridge acquisition, while the increase from Athene was primarily driven by increases in fee-generating AUM as a result of strong organic inflows. The increase in management fees earned from Athora was primarily driven by its acquisition of PIC. The decrease in management fees earned from S3 Equity and Hybrid Solutions was primarily related to the catch-up management fees for additional closes in 2025.

Capital solutions fees earned in 2026 were primarily attributable to fees earned from our opportunistic credit, direct origination, traditional private equity and hybrid value strategies.

The growth in fee related revenues was partially offset by higher fee-related compensation and non-compensation expenses. Higher fee-related compensation expense in 2026 was driven by the associated fee related revenues and increased headcount as a result of our investment in the next phase of our growth and from the acquisition of Bridge. The increase in non-compensation expenses in 2026 was primarily driven by increases in professional fees, depreciation and amortization, and higher technology expenses, including increases due to the acquisition of Bridge, partially offset by a decrease in placement fees.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

In this section, references to 2026 refer to the six months ended June 30, 2026 and references to 2025 refer to the six months ended June 30, 2025.

FRE was $1,513 million in 2026, an increase of $327 million compared to $1,186 million in 2025. This increase was primarily attributable to growth in fee related revenues, including management fees, capital solutions fees and other, net and fee-related performance fees, partially offset by increases in fee-related compensation and non-compensation expenses.

The increase in management fees was primarily attributable to $292 million of aggregate management fees earned from Bridge funds, Athene, Athora and Redding Ridge Holdings, as well as increased subscriptions in 2026 across various funds, partially offset by a decrease in management fees earned from S3 Equity and Hybrid Solutions of $27 million. The increase in management fees earned from Bridge funds is due to the Bridge acquisition, while the increase from Athene was primarily driven by increases in fee-generating AUM as a result of strong organic inflows. The increase in management fees earned from Athora was primarily driven by its acquisition of PIC. The increase in management fees earned from Redding Ridge Holdings was primarily driven by a fee basis adjustment, resulting from a change to the fee calculation in 2026. The decrease in management fees earned from S3 Equity and Hybrid Solutions was primarily related to the catch-up management fees for additional closes in 2025.

Capital solutions fees earned in 2026 were primarily attributable to fees earned from our direct origination, opportunistic credit, traditional private equity, multi-credit and infrastructure and clean transition equity strategies.

The increase in fee-related performance fees in 2026 was primarily driven by growth across global wealth products, Bridge funds, and perpetual capital vehicles.

The growth in fee related revenues was partially offset by higher fee-related compensation expense and non-compensation expenses. Higher fee-related compensation expense in 2026 was driven by the associated fee related revenues and increased headcount as a result of our investment in the next phase of our growth and from the acquisition of Bridge. The increase in non-compensation expenses in 2026 was primarily driven by increases in professional fees, technology expenses, depreciation and amortization, and travel and entertainment expenses, including increases due to the acquisition of Bridge, partially offset by a decrease in placement fees.

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

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for Apollo’s investing strategies within the Asset Management segment:

	June 30, 2026
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM[1]	$126,924	$83,062	$209,986
AUM Not Currently Generating Performance Fees	48,874	22,072	70,946
Uninvested Performance Fee-Eligible AUM	25,609	33,528	59,137
Total Performance Fee-Eligible AUM	$201,407	$138,662	$340,069

	June 30, 2025
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM[1]	$125,597	$60,438	$186,035
AUM Not Currently Generating Performance Fees	10,409	5,822	16,231
Uninvested Performance Fee-Eligible AUM	28,917	30,230	59,147
Total Performance Fee-Eligible AUM	$164,923	$96,490	$261,413

	December 31, 2025
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM[1]	$138,572	$83,282	$221,854
AUM Not Currently Generating Performance Fees	20,690	19,499	40,189
Uninvested Performance Fee-Eligible AUM	28,958	30,890	59,848
Total Performance Fee-Eligible AUM	$188,220	$133,671	$321,891

[1] Performance Fee-Generating AUM of $6.3 billion, $8.8 billion and $9.8 billion as of June 30, 2026, June 30, 2025 and December 31, 2025, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	June 30, 2026
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$32,708		$32,708
Fee-Generating AUM based on invested capital	14,678	50,882		65,560
Fee-Generating AUM based on gross/adjusted assets	647,701	6,063		653,764
Fee-Generating AUM based on NAV	91,751	14,226		105,977
Total Fee-Generating AUM	$754,130	$103,879	[1]	$858,009

[1] The weighted average remaining life of the traditional private equity funds as of June 30, 2026 was 51 months.

	June 30, 2025
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$27,408		$27,408
Fee-Generating AUM based on invested capital	13,662	30,666		44,328
Fee-Generating AUM based on gross/adjusted assets	479,169	6,641		485,810
Fee-Generating AUM based on NAV	69,208	11,554		80,762
Total Fee-Generating AUM	$562,039	$76,269	[1]	$638,308

[1] The weighted average remaining life of the traditional private equity funds as of June 30, 2025 was 62 months.

	December 31, 2025
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$32,928		$32,928
Fee-Generating AUM based on invested capital	15,495	50,467		65,962
Fee-Generating AUM based on gross/adjusted assets	511,385	6,180		517,565
Fee-Generating AUM based on NAV	79,586	13,098		92,684
Total Fee-Generating AUM	$606,466	$102,673	[1]	$709,139

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2025 was 56 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. We also provide sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $415.7 billion, $366.8 billion and $392.2 billion of AUM on behalf of Athene as of June 30, 2026, June 30, 2025 and December 31, 2025, respectively.

Apollo, through ISGI, provides investment advisory services to Athora with respect to certain of its assets (“Athora Accounts”). We broadly refer to “Athora Sub-Advised” assets as those assets in the Athora Accounts which we explicitly sub-advise, as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. We refer to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 16 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $120.9 billion, $58.7 billion and $57.2 billion of AUM on behalf of Athora as of June 30, 2026, June 30, 2025 and December 31, 2025, respectively.

The following tables summarize changes in total AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended June 30,
	2026			2025
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$834,132	$192,235	$1,026,367	$641,345	$143,813	$785,158
Inflows	48,703	10,973	59,676	52,250	8,828	61,078
Outflows[2]	(24,158)	(476)	(24,634)	(16,528)	(399)	(16,927)
Other, net[4]	(9,871)	—	(9,871)	—	—	—
Net Flows	14,674	10,497	25,171	35,722	8,429	44,151
Realizations	(2,984)	(8,332)	(11,316)	(1,548)	(3,881)	(5,429)
Market Activity[3]	3,520	3,537	7,057	14,054	1,671	15,725
End of Period	$849,342	$197,937	$1,047,279	$689,573	$150,032	$839,605

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

[2] Outflows for Total AUM include redemptions of $7.3 billion and $1.4 billion during the three months ended June 30, 2026 and 2025, respectively.
[3] Includes foreign exchange impacts of $(1.8) billion and $6.9 billion during the three months ended June 30, 2026 and 2025, respectively.
[4] Other, net comprises certain adjustments to inflows, including amounts related to new capital pools formed by credit issuances in which Athene participates, primarily AMAPS.

	Six months ended June 30,
	2026			2025
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$749,228	$189,178	$938,406	$616,387	$134,650	$751,037
Inflows	156,535	17,921	174,456	89,827	17,950	107,777
Outflows[2]	(43,802)	(1,044)	(44,846)	(36,469)	(714)	(37,183)
Other, net[4]	(13,198)	—	(13,198)	—	—	—
Net Flows	99,535	16,877	116,412	53,358	17,236	70,594
Realizations	(6,195)	(12,810)	(19,005)	(2,898)	(5,981)	(8,879)
Market Activity[3]	6,774	4,692	11,466	22,726	4,127	26,853
End of Period	$849,342	$197,937	$1,047,279	$689,573	$150,032	$839,605

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

[2] Outflows for Total AUM include redemptions of $10.5 billion and $3.0 billion during the six months ended June 30, 2026 and 2025, respectively.
[3] Includes foreign exchange impacts of $(3.4) billion and $10.3 billion during the six months ended June 30, 2026 and 2025, respectively.
[4] Other, net comprises certain adjustments to inflows, including amounts related to new capital pools formed by credit issuances in which Athene participates, primarily AMAPS.

Three Months Ended June 30, 2026

Total AUM was $1.05 trillion at June 30, 2026, an increase of $20.9 billion, or 2.0%, compared to $1.03 trillion at March 31, 2026. The net increase was primarily driven by subscriptions across the platform, the growth of our retirement services client assets and market activity, partially offset by normal course outflows at Athene, as well as realizations. More specifically, the net increase was due to:

•Net flows of $25.2 billion primarily attributable to:
•a $14.7 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $26.2 billion of subscriptions mostly related to multi-credit, asset-backed finance and direct origination funds; (ii) $10.1 billion related to the growth of our retirement services client assets, partially offset by (i) $(9.9) billion of adjustments to inflows primarily driven by AMAPS; (ii) $(7.8) billion related to ARI following the sale of its commercial mortgage loan portfolio to Athene; and (iii) $(6.9) billion of redemptions, including $(5.0) billion related to the prepayment of AP Grange; and
•a $10.5 billion increase related to the funds we manage in our equity strategy, primarily driven by $9.6 billion of subscriptions across traditional private equity, infrastructure equity and real estate equity funds.

•Market activity of $7.1 billion, primarily attributable to:
•$3.5 billion related to the funds we manage in our equity strategy primarily consisting of traditional private equity, real estate equity and hybrid value funds; and
•$3.5 billion related to the funds we manage in our credit strategy primarily consisting of (i) $5.6 billion driven by our retirement services clients; (ii) $2.1 billion related to the direct origination, asset-backed finance and opportunistic funds we manage, partially offset by $(4.8) billion decrease related to the clients of ISGI.

•Realizations of $(11.3) billion primarily attributable to:
•$(8.3) billion related to the funds we manage in our equity strategy, largely driven by distributions from the traditional private equity and real estate equity funds; and
•$(3.0) billion related to the funds we manage in our credit strategy, largely driven by distributions from the direct origination, asset-backed finance and opportunistic credit funds.

Six Months Ended June 30, 2026

Total AUM was $1.05 trillion at June 30, 2026, an increase of $108.9 billion, or 11.6%, compared to $938.4 billion at December 31, 2025. The net increase was primarily driven by Athora’s acquisition of PIC, subscriptions across the platform, the growth of our retirement services client assets and market activity, partially offset by normal course outflows at Athene, as well as realizations. More specifically, the net increase was due to:

•Net flows of $116.4 billion primarily attributable to:
•a $99.5 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $65.3 billion of inorganic inflows from Athora’s acquisition of PIC; (ii) $46.4 billion of subscriptions mostly related to the multi-credit, direct origination, asset-backed finance and opportunistic credit funds we manage; and (iii) $14.4 billion related to the growth of our retirement services clients, partially offset by (i) $(13.2) billion of adjustments to inflows primarily driven by AMAPS; (ii) $(9.5) billion of redemptions, including $(5.0) billion related to the prepayment of AP Grange; and (iii) $(7.8) billion related to ARI following the sale of its commercial mortgage loan portfolio to Athene; and
•a $16.9 billion increase related to the funds we manage in our equity strategy, primarily driven by $14.6 billion of subscriptions across the traditional private equity, hybrid value and real estate equity funds we manage.

•Market activity of $11.5 billion primarily attributable to:
•$6.8 billion related to the funds we manage in our credit strategy primarily consisting of (i) $10.0 billion related to our retirement services clients; and (ii) $1.0 billion related to the opportunistic credit funds we manage, partially offset by $(5.2) billion decrease related to the clients of ISGI; and
•$4.7 billion related to the funds we manage in our equity strategy primarily driven by our hybrid value, AAA and traditional private equity funds.

•Realizations of $(19.0) billion primarily attributable to:
•$(12.8) billion related to the funds we manage in our equity strategy, largely driven by distributions across traditional private equity and real estate equity funds; and
•$(6.2) billion related to the funds we manage in our credit strategy, largely driven by distributions from the direct origination and opportunistic credit funds.

The following tables summarize changes in Fee-Generating AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended June 30,
	2026			2025
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$732,020	$103,847	$835,867	$522,844	$72,314	$595,158
Inflows	48,149	3,092	51,241	38,424	5,804	44,228
Outflows[2]	(16,860)	(1,915)	(18,775)	(9,429)	(929)	(10,358)
Other, net[4]	(9,146)	—	(9,146)	—	—	—
Net Flows	22,143	1,177	23,320	28,995	4,875	33,870
Realizations	(2,533)	(1,676)	(4,209)	(1,132)	(1,359)	(2,491)
Market Activity[3]	2,500	531	3,031	11,332	439	11,771
End of Period	$754,130	$103,879	$858,009	$562,039	$76,269	$638,308

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

[2] Outflows for Fee-Generating AUM include redemptions of $2.2 billion and $1.0 billion during the three months ended June 30, 2026 and 2025, respectively.
[3] Includes foreign exchange impacts of $(1.6) billion and $5.4 billion during the three months ended June 30, 2026 and 2025, respectively.
[4] Other, net comprises certain adjustments to inflows, including amounts related to new capital pools formed by credit issuances in which Athene participates, primarily AMAPS.

	Six months ended June 30,
	2026			2025
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$606,466	$102,673	$709,139	$495,843	$72,823	$568,666
Inflows	195,886	7,280	203,166	78,379	11,026	89,405
Outflows[2,3]	(36,424)	(3,529)	(39,953)	(29,085)	(6,626)	(35,711)
Other, net[5]	(12,278)	—	(12,278)	—	—	—
Net Flows	147,184	3,751	150,935	49,294	4,400	53,694
Realizations	(5,271)	(3,494)	(8,765)	(1,980)	(1,647)	(3,627)
Market Activity[4]	5,751	949	6,700	18,882	693	19,575
End of Period	$754,130	$103,879	$858,009	$562,039	$76,269	$638,308

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

[2] Outflows for Fee-Generating AUM include redemptions of $5.0 billion and $2.5 billion during the six months ended June 30, 2026 and 2025, respectively.
[3] Included in the equity outflows for Fee-Generating AUM for the six months ended June 30, 2025 is $4.5 billion related to the expiration of Fund VIII's fee-paying period.
[4] Includes foreign exchange impacts of $(2.7) billion and $8.0 billion during the six months ended June 30, 2026 and 2025, respectively.
[5] Other, net comprises certain adjustments to inflows, including amounts related to new capital pools formed by credit issuances in which Athene participates, primarily AMAPS.

Three Months Ended June 30, 2026

Total Fee-Generating AUM was $858.0 billion at June 30, 2026, an increase of $22.1 billion, or 2.6%, compared to $835.9 billion at March 31, 2026. The net increase was primarily driven by subscriptions across the platform, growth of our retirement services client assets and market activity primarily in our credit strategy, partially offset by realizations. More specifically, the net increase was due to:

•Net flows of $23.3 billion attributable to the funds we manage in our credit strategy primarily consisting of (i) $13.7 billion of subscriptions primarily related to multi-credit and asset-backed finance funds; and (ii) $10.1 billion related to the growth of our retirement services client assets, partially offset by (i) $(9.1) billion of adjustments to inflows primarily driven by AMAPS; and (ii) $(1.7) billion of redemptions.

•Market activity of $3.0 billion attributable to the funds we manage in our credit strategy primarily consisting of (i) $5.6 billion driven by our retirement services clients; and (ii) $1.4 billion related to the direct origination and asset-backed finance funds we manage, partially offset by $(4.9) billion decrease related to the clients of ISGI.

•Realizations of $(4.2) billion across the credit and equity strategies.

Six Months Ended June 30, 2026

Total Fee-Generating AUM was $858.0 billion at June 30, 2026, an increase of $148.9 billion, or 21.0%, compared to $709.1 billion at December 31, 2025. The net increase was primarily driven by Athora’s acquisition of PIC, subscriptions across the platform, growth of our retirement services client assets and market activity primarily in our credit strategy, partially offset by realizations. More specifically, the net increase was due to:

•Net flows of $150.9 billion attributable to the funds we manage in our credit strategy primarily consisting of (i) $65.3 billion of inorganic inflows from Athora’s acquisition of PIC; (ii) $41.6 billion primarily due to a fee basis adjustment related to Redding Ridge; (iii) $23.5 billion of subscriptions primarily related to multi-credit and direct origination funds we manage; and (iv) $14.4 billion related to the growth of our retirement services client assets, partially offset by (i) $(12.3) billion of adjustments to inflows primarily driven by AMAPS; and (ii) $(4.2) billion of redemptions.

•Market activity of $6.7 billion attributable to the funds we manage in our credit strategy primarily consisting of $10.0 billion related to our retirement services clients, partially offset by $(5.3) billion decrease related to clients of ISGI.

•Realizations of $(8.8) billion across the credit and equity strategies.

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

The following presents origination, gross capital deployment and uncalled commitments (in billions):

Note: Totals may not add due to rounding

As of June 30, 2026 and December 31, 2025, Apollo had $82 billion and $73 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
(In millions, except percentages)	2026	2025			2026	2025
Retirement Services
Fixed income and other net investment income	$3,686	$3,179	$507	15.9%	$7,237	$6,093	$1,144	18.8%
Alternative net investment income	348	319	29	9.1	558	634	(76)	(12.0)
Net investment earnings	4,034	3,498	536	15.3	7,795	6,727	1,068	15.9
Strategic capital management fees	37	32	5	15.6	73	61	12	19.7
Cost of funds	(2,942)	(2,470)	472	19.1	(5,749)	(4,680)	1,069	22.8
Net investment spread	1,129	1,060	69	6.5	2,119	2,108	11	0.5
Other operating expenses	(111)	(107)	4	3.7	(229)	(221)	8	3.6
Interest and other financing costs	(141)	(132)	9	6.8	(294)	(262)	32	12.2
Spread Related Earnings	$877	$821	$56	6.8%	$1,596	$1,625	$(29)	(1.8)%

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

In this section, references to 2026 refer to the three months ended June 30, 2026 and references to 2025 refer to the three months ended June 30, 2025.

Spread Related Earnings

SRE was $877 million in 2026, an increase of $56 million, or 7%, compared to $821 million in 2025. The increase in SRE was primarily driven by an increase in net investment earnings and strategic capital management fees, partially offset by an increase in cost of funds and interest and other financing costs.

Net investment earnings were $4.0 billion in 2026, an increase of $536 million from $3.5 billion in 2025, primarily driven by $38.5 billion of growth in Athene’s average net invested assets during the previous twelve months, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment, favorable derivative impacts and an increase in alternative net investment income. These impacts were partially offset by lower floating rate income, higher investment management fees driven by the significant growth in Athene’s investment portfolio over the previous twelve months, later deployment into assets during the quarter compared to 2025 and run-off of higher-yielding assets. The increase in alternative net investment income compared to 2025 was primarily driven by more favorable performance within equity funds, partially offset by less favorable performance within origination and retirement services platforms, as well as within credit funds. The increase in income from equity funds was mainly attributable to significant growth in Athene’s structured equity portfolio, as well as more favorable performance within real assets in 2026 compared to 2025. The decrease in income from origination platforms was mainly attributable to a valuation increase related to strong performance from Wheels in 2025 and strong growth from origination partnerships within Aqua Finance, Inc. (“Aqua Finance”) in 2025, partially offset by favorable pricing that increased the valuation of an investment within Athene’s other origination platforms in 2026. The decrease in income from retirement services platforms was related to a valuation increase on Venerable in 2025 related to the announcement of the reinsurance transaction with Corebridge Financial, Inc. (“Corebridge”), partially offset by the upsize of Athene’s investment in Athora and a valuation increase on Athora in 2026 related to updated business plans following its acquisition of PIC.

Strategic capital management fees were $37 million in 2026, an increase of $5 million from $32 million in 2025, primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 over the previous twelve months.

Cost of funds was $2.9 billion in 2026, an increase of $472 million from $2.5 billion in 2025, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business, as well as run-off of lower rate business, compared to existing blocks and an increase in the amortization of DAC and DSI. These impacts were partially offset by lower rates on floating rate funding agreements, later origination of new business within the quarter compared to 2025, lower VOBA amortization and increased product charge income.

Interest and other financing costs were $141 million in 2026, an increase of $9 million from $132 million in 2025, primarily driven by a full quarter of interest expense on long-term debt issued in the second quarter of 2025, partially offset by a decrease in preferred stock dividends due to the redemption of Athene’s Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (“Series C preferred stock”) in the second quarter of 2025.

Net Investment Spread

	Three months ended June 30,
	2026	2025	Change
Fixed income and other net investment earned rate	5.05%	4.97%	8 bps
Alternative net investment earned rate	9.04%	9.86%	(82) bps
Net investment earned rate	5.25%	5.21%	4 bps
Strategic capital management fees	0.05%	0.05%	0 bps
Cost of funds	(3.83)%	(3.68)%	15 bps
Net investment spread	1.47%	1.58%	(11) bps

Net investment spread was 1.47% in 2026, a decrease of 11 basis points compared to 1.58% in 2025, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.83% in 2026, an increase of 15 basis points compared to 3.68% in 2025, primarily driven by higher rates on new business, as well as run-off of lower rate business, compared to existing blocks, and an increase in the amortization of DAC and DSI, partially offset by lower rates on floating rate funding agreements, later origination of new business within the quarter compared to 2025, lower VOBA amortization and increased product charge income.

Net investment earned rate was 5.25% in 2026, an increase of 4 basis points compared to 5.21% in 2025, primarily driven by higher returns on Athene’s fixed income portfolio, partially offset by lower returns on its alternative investment portfolio. The fixed income and other net investment earned rate was 5.05% in 2026, an increase from 4.97% in 2025, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and favorable derivative impacts, partially offset by lower floating rate income, later deployment into assets during the quarter compared to 2025 and run-off of higher-yielding assets. The alternative net investment earned rate was 9.04% in 2026, a decrease from 9.86% in 2025, primarily due to growth in Athene’s average alternative net invested assets of $2.5 billion compared to 2025, which outpaced the increase in alternative net investment income. The lower alternative net investment earned rate was primarily driven by lower returns within origination and retirement services platforms, as well as within credit funds, partially offset by higher returns within equity funds. The lower returns from origination platforms were mainly attributable to a valuation increase related to strong performance from Wheels in 2025 and strong growth from origination partnerships within Aqua Finance in 2025, partially offset by favorable pricing that increased the valuation of an investment within Athene’s other origination platforms in 2026. The lower returns from retirement services platforms were related to a valuation increase on Venerable in 2025 related to the announcement of the reinsurance transaction with Corebridge, partially offset by a valuation increase on Athora in 2026 related to updated business plans following its acquisition of PIC. The higher returns from equity funds were primarily driven by strong performance within real assets.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

In this section, references to 2026 refer to the six months ended June 30, 2026 and references to 2025 refer to the six months ended June 30, 2025.

Spread Related Earnings

SRE was $1.6 billion in 2026, a decrease of $29 million, or 2%, compared to $1.6 billion in 2025. The decrease in SRE was primarily driven by an increase in cost of funds and interest and other financing costs, partially offset by an increase in net investment earnings and strategic capital management fees.

Cost of funds was $5.7 billion in 2026, an increase of $1.1 billion from $4.7 billion in 2025, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business, as well as run-off of lower rate business, compared to existing blocks, and an increase in the amortization of DAC and DSI. These impacts were partially offset by lower rates on floating rate funding agreements, later origination of new business within the year compared to 2025, lower VOBA amortization and increased product charge income.

Interest and other financing costs were $294 million in 2026, an increase of $32 million from $262 million in 2025, primarily driven by a full six months of interest expense on long-term debt issued in the second quarter of 2025, partially offset by a decrease in preferred stock dividends due to the redemption of Athene’s Series C preferred stock in the second quarter of 2025.

Net investment earnings were $7.8 billion in 2026, an increase of $1.1 billion from $6.7 billion in 2025, primarily driven by $40.2 billion of growth in Athene’s average net invested assets, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and favorable derivative impacts. These impacts were partially offset by a decrease in alternative net investment income, lower floating rate income, higher investment management fees driven by the significant growth in Athene’s investment portfolio, later deployment into assets during the year compared to 2025 and run-off of higher-yielding assets. The decrease in alternative net investment income compared to 2025 was primarily driven by less favorable performance within origination platforms and credit funds, partially offset by more favorable performance within equity funds and retirement services platforms. The decrease in income from origination platforms was mainly attributable to a valuation increase related to strong performance from Wheels in 2025, outsized performance from MidCap FinCo attributable to increased projections in 2025, strong performance from Redding Ridge related to greater issuance in 2025 and a valuation decrease on Atlas resulting from an underlying asset impairment in 2026, partially offset by favorable pricing that increased the valuation of an investment within Athene’s other origination platforms in 2026. The increase in income from equity funds was mainly attributable to significant growth in Athene’s structured equity portfolio, as well as more favorable performance within real assets in 2026 compared to 2025, partially offset by outperformance from A-A Onshore Fund, LLC (“A-A Onshore”) in 2025. The increase in income from retirement services platforms was primarily related to the upsize of Athene’s investment in Athora and a valuation increase on Athora in 2026 related to updated business plans following its acquisition of PIC, partially offset by a valuation increase on Venerable in 2025 related to the announcement of the reinsurance transaction with Corebridge.

Strategic capital management fees were $73 million in 2026, an increase of $12 million from $61 million in 2025, primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 in 2026.

Net Investment Spread

	Six months ended June 30,
	2026	2025	Change
Fixed income and other net investment earned rate	5.04%	4.89%	15 bps
Alternative net investment earned rate	7.49%	10.05%	NM
Net investment earned rate	5.16%	5.14%	2 bps
Strategic capital management fees	0.05%	0.05%	0 bps
Cost of funds	(3.80)%	(3.57)%	23 bps
Net investment spread	1.41%	1.62%	(21) bps

Net investment spread was 1.41% in 2026, a decrease of 21 basis points compared to 1.62% in 2025, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.80% in 2026, an increase of 23 basis points compared to 3.57% in 2025, primarily driven by higher rates on new business, as well as run-off of lower rate business, compared to existing blocks and an increase in the amortization of DAC and DSI, partially offset by lower rates on floating rate funding agreements, later origination of new business within the year compared to 2025, lower VOBA amortization and increased product charge income.

Net investment earned rate was 5.16% in 2026, an increase of 2 basis points compared to 5.14% in 2025, primarily driven by higher returns on Athene’s fixed income portfolio, partially offset by lower returns on its alternative investment portfolio. The fixed income and other net investment earned rate was 5.04% in 2026, an increase from 4.89% in 2025, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and favorable derivative impacts, partially offset by lower floating rate income, later deployment into assets during the year compared to 2025 and run-off of higher-yielding assets. The alternative net investment earned rate was 7.49% in 2026, a decrease from 10.05% in 2025, primarily driven by lower returns within origination and retirement services platforms, as well as within credit funds, partially offset by higher returns within equity funds. The lower returns from origination platforms were mainly attributable to a valuation increase related to strong performance from Wheels in 2025, outsized performance from MidCap FinCo attributable to increased projections in 2025, strong performance from Redding Ridge related to greater issuance in 2025 and a valuation decrease on Atlas resulting from an underlying asset impairment in 2026, partially offset by favorable pricing that increased the valuation of an investment within Athene’s other origination platforms in 2026. The lower returns from retirement services platforms were primarily related to a valuation increase on Venerable in 2025 related to the announcement of the reinsurance transaction with Corebridge, partially offset by a valuation increase on Athora in 2026 related to updated business plans following its acquisition of PIC. The higher equity fund returns were primarily driven by strong performance within real assets, partially offset by outperformance from A-A Onshore in 2025.

Investment Portfolio

Athene had total investments, including related parties and consolidated VIEs, of $409.0 billion and $386.1 billion as of June 30, 2026 and December 31, 2025, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy-and-hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Athene is invested in a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities, and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and consolidated VIEs:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value
U.S. government and agencies	$23,416	5.7%	$16,898	4.4%
U.S. state, municipal and political subdivisions	526	0.1%	759	0.2%
Foreign governments	1,731	0.4%	1,659	0.4%
Corporate	92,925	22.7%	89,431	23.2%
CLO	21,332	5.2%	26,272	6.8%
ABS	36,536	8.9%	35,462	9.2%
CMBS	12,284	3.0%	13,084	3.4%
RMBS	8,013	2.0%	9,032	2.3%
Total available-for-sale securities, at fair value	196,763	48.0%	192,597	49.9%
Trading securities, at fair value	6,318	1.5%	6,409	1.7%
Equity securities, at fair value	697	0.2%	822	0.2%
Mortgage loans, at fair value	99,974	24.4%	91,918	23.8%
Investment funds	276	0.1%	108	—%
Policy loans	293	0.1%	301	0.1%
Funds withheld at interest	13,787	3.4%	15,413	4.0%
Derivative assets	11,034	2.7%	9,190	2.4%
Short-term investments	230	0.1%	175	—%
Other investments	4,470	1.1%	4,148	1.1%
Total investments	333,842	81.6%	321,081	83.2%
Investments in related parties
Available-for-sale securities, at fair value
Corporate	3,364	0.8%	2,317	0.6%
CLO	6,746	1.7%	7,203	1.9%
ABS	22,857	5.6%	16,366	4.2%
CMBS	111	—%	161	—%
Total available-for-sale securities, at fair value	33,078	8.1%	26,047	6.7%
Trading securities, at fair value	1,290	0.3%	454	0.1%
Equity securities, at fair value	—	—%	266	0.1%
Mortgage loans, at fair value	1,549	0.4%	1,486	0.4%
Investment funds	3,230	0.8%	2,149	0.6%
Funds withheld at interest	3,802	0.9%	4,215	1.1%
Short-term investments	18	—%	18	—%
Other investments, at fair value	333	0.1%	344	0.1%
Total related party investments	43,300	10.6%	34,979	9.1%
Total investments, including related parties	377,142	92.2%	356,060	92.3%
Investments of consolidated VIEs
Trading securities, at fair value	2,103	0.5%	3,120	0.8%
Mortgage loans, at fair value	2,058	0.5%	2,140	0.5%
Investment funds, at fair value	26,798	6.6%	23,888	6.2%
Other investments	925	0.2%	844	0.2%
Total investments of consolidated VIEs	31,884	7.8%	29,992	7.7%
Total investments, including related parties and consolidated VIEs	$409,026	100.0%	$386,052	100.0%
Athene’s total investments, including related parties and consolidated VIEs, were $409.0 billion and $386.1 billion as of June 30, 2026 and December 31, 2025, respectively. The $23.0 billion increase was primarily driven by significant growth from gross organic inflows of $41.8 billion in excess of gross liability outflows of $20.9 billion, reinvestment of earnings, an increase in consolidated VIE investments and an increase in derivative assets. The increase in consolidated VIE investments was primarily related to an increase in investment funds attributable to net contributions from third-party investors into AAA and AAA Lux and favorable performance of the underlying assets within AAA and AAA Lux, partially offset by the impact on investments from the deconsolidation of a VIE. The increase in derivative assets was primarily related to Athene’s call options due to favorable equity market performance in 2026, as well as favorable impacts from derivative swap and forward contracts. These impacts were partially offset by unrealized losses on investments, including foreign exchange impacts, and a decrease in short-term repurchase agreements outstanding. The unrealized losses on investments during the six months ended June 30, 2026 included AFS securities of $1.7 billion, as well as unrealized losses on mortgage loans, attributable to an increase in U.S. Treasury rates in 2026. The unrealized foreign exchange losses on foreign-denominated assets were primarily attributable to the strengthening of the U.S. dollar against foreign currencies in 2026.

Athene’s investment portfolio consists largely of high-quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 97.8% and 97.3% as of June 30, 2026 and December 31, 2025, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

Athene invests a portion of its investment portfolio in mortgage loans, which are generally composed of high-quality commercial first-lien, as well as mezzanine real estate loans. Athene has acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. It invests in CMLs, primarily on income-producing properties including apartments, industrial properties, office buildings, hotels and retail buildings. Athene’s RML portfolio primarily consists of first-lien RMLs collateralized by properties located in the U.S.

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

Net Invested Assets

The following summarizes Athene’s net invested assets:

	June 30, 2026		December 31, 2025
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$89,692	28.5%	$86,664	29.6%
CLO	21,897	7.0%	25,401	8.7%
Credit	111,589	35.5%	112,065	38.3%
CML	38,930	12.4%	31,789	10.9%
RML	42,786	13.6%	43,326	14.8%
RMBS	7,056	2.2%	7,592	2.6%
CMBS	9,414	3.0%	9,877	3.4%
Real estate	98,186	31.2%	92,584	31.7%
ABS	44,155	14.1%	38,417	13.1%
Alternative investments	15,745	5.0%	13,868	4.7%
State, municipal, political subdivisions and foreign government	3,024	1.0%	3,081	1.0%
Equity securities	1,797	0.6%	2,039	0.7%
Short-term investments	242	0.1%	207	0.1%
U.S. government and agencies	19,724	6.3%	14,225	4.9%
Other investments	84,687	27.1%	71,837	24.5%
Cash and cash equivalents	13,512	4.3%	10,490	3.6%
Other	6,116	1.9%	5,438	1.9%
Net invested assets	$314,090	100.0%	$292,414	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.

Athene’s net invested assets were $314.1 billion and $292.4 billion as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, corporate securities included $24.1 billion of private placements, which represented 7.7% of Athene’s net invested assets. The $21.7 billion increase in net invested assets was primarily driven by growth from net organic inflows of $33.1 billion in excess of net liability outflows of $16.2 billion, the reinvestment of earnings and favorable alternative investment performance. These impacts were partially offset by a decrease in net short-term repurchase agreements outstanding in 2026 and the payment of common and preferred stock dividends.

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

AP Grange

During the second quarter of 2026, AP Grange called its outstanding ABS debt and as a result, Athene recognized a gain of $673 million in GAAP income. Additionally, within its non-GAAP results for the second quarter of 2026, Athene recognized a non-operating gain of $458 million, net of the ACRA non-controlling interests.

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended June 30,		Total Change	Percentage Change	Six months ended June 30,		Total Change	Percentage Change
(In millions, except percentages)	2026	2025			2026	2025
Principal Investing:
Realized performance fees	$130	$219	$(89)	(40.6)%	$487	$409	$78	19.1%
Realized investment income (loss)	27	13	14	107.7	73	41	32	78.0
Principal investing compensation	(123)	(168)	(45)	(26.8)	(436)	(356)	80	22.5
Other operating expenses	(18)	(17)	1	5.9	(33)	(33)	—	—
Principal Investing Income (PII)	$16	$47	$(31)	(66.0)%	$91	$61	$30	49.2%

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

In this section, references to 2026 refer to the three months ended June 30, 2026 and references to 2025 refer to the three months ended June 30, 2025.

PII was $16 million in 2026, a decrease of $31 million, as compared to $47 million in 2025. This decrease was primarily attributable to a decrease in realized performance fees of $89 million, partially offset by a decrease in principal investing compensation expense of $45 million and an increase in realized investment income of $14 million.

The decrease in realized performance fees of $89 million in 2026 was primarily due to a decrease in realized performance fees generated from Fund IX, partially offset by an increase in realized performance fees earned from ADIP, HVF II and ANRP III.

Principal investing compensation expense of $123 million in 2026 decreased $45 million, as compared to $168 million in 2025. The decrease in 2026 was primarily due to a decrease in profit sharing expense corresponding to the decrease in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period.

The increase in realized investment income of $14 million in 2026 was primarily attributable to realizations from certain of the Company’s investments.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

In this section, references to 2026 refer to the six months ended June 30, 2026 and references to 2025 refer to the six months ended June 30, 2025.

PII was $91 million in 2026, an increase of $30 million, as compared to $61 million in 2025. This increase was primarily attributable to increases in realized performance fees and realized investment income of $78 million and $32 million, respectively, partially offset by an increase in principal investing compensation expense of $80 million.

The increase in realized performance fees of $78 million in 2026 was primarily driven by an increase in realized performance fees generated from a portfolio company sale and Fund X, partially offset by a decrease in realized performance fees earned from Fund IX.

The increase in realized investment income of $32 million in 2026 was primarily attributable to gains realized in connection with a portfolio company sale and from certain of the Company’s investments, partially offset by realized loss on disposition of investments.

Principal investing compensation expense of $436 million in 2026 increased $80 million, as compared to $356 million in 2025. The increase in 2026 was primarily due to an increase in profit sharing expense corresponding to the increase in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2026, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through its liquidation in 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations” in our 2025 Annual Report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of June 30, 2026, unless otherwise noted.

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Credit:
Accord VII[1]	2026	$1,949	$1,948	$231	$102	$131	$135	$237	NM4	NM4
Accord I, II, III, III B, IV, V & VI1	Various	—	9,693	7,455	7,974	—	—	7,974	18%	13%
Accord+ II	2025	5,566	4,796	7,211	3,213	4,467	4,633	7,846	NM4	NM4
Accord+	2021	2,403	2,370	7,062	8,020	6	18	8,038	14	11
ADIP II	2024	7,192	6,016	3,340	—	3,340	4,455	4,455	17	15
ADIP I	2020	5,288	3,254	2,620	2,315	2,320	2,699	5,014	21	18
EPF IV	2023	3,321	3,102	2,095	874	1,359	1,685	2,559	16	10
EPF III	2017	2,034	4,538	5,100	4,838	1,244	1,082	5,920	6	1
Total Credit		$27,753	$35,717	$35,114	$27,336	$12,867	$14,707	$42,043
Equity:
Fund X	2023	$23,443	$19,877	$11,455	$3,941	$9,207	$12,931	$16,872	31%	21%
Fund IX	2018	25,056	24,729	23,714	19,838	14,281	20,857	40,695	20	13
Fund VIII	2013	4,229	18,377	16,926	26,446	2,264	2,378	28,824	13	9
Fund VII	2008	—	14,677	16,461	34,294	—	—	34,294	33	25
Fund VI	2006	380	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	—	3,742	5,192	12,724	—	—	12,724	61	44
Fund I, II, III, IV & MIA[2]	Various	8	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[3]		$53,116	$98,858	$94,958	$135,779	$26,157	$36,166	$171,945	39	24
AIOF III	2024	2,535	2,399	1,141	—	1,141	1,362	1,362	NM4	NM4
AIOF II	2020	2,772	2,542	2,400	1,244	1,558	1,937	3,181	12	8
AIOF I	2018	16	897	803	1,280	—	—	1,280	22	16
HVF III	2026	6,692	6,476	1,395	—	1,395	1,672	1,672	NM4	NM4
HVF II	2022	5,777	4,592	5,045	1,863	3,993	5,364	7,227	16	12
HVF I	2019	1,892	3,238	3,711	4,628	794	1,303	5,931	21	16
Total Equity		$72,800	$119,002	$109,453	$144,794	$35,038	$47,804	$192,598

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

Equity

The following tables provide additional detail on the composition of the Fund X, Fund IX and Fund VIII private equity portfolios based on investment strategy as of June 30, 2026:

	Fund X		Fund IX		Fund VIII
(In millions)	Total Invested Capital	Total Value	Total Invested Capital	Total Value	Total Invested Capital	Total Value
Opportunistic Buyouts	$8,262	$11,355	$15,156	$23,597	$13,237	$20,771
Corporate Carve-outs	2,904	4,498	6,771	12,109	3,122	7,299
Deleveraging Investment and other[1]	289	1,019	1,787	4,989	567	754
Total	$11,455	$16,872	$23,714	$40,695	$16,926	$28,824

[1] The deleveraging investment strategy includes deleveraging for control and non-control deleveraging.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets.

			Total Returns
(In millions)	IPO Year[1]	Total AUM	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
ADS[2]	N/A	$30,598	2%	2%	2%	4%
MidCap FinCo[3]	N/A	13,927	2%	4%	3%	8%
MFIC[4,5]	2004	3,533	(7)%	1%	(7)%	(1)%
ADREF[6]	N/A	4,506	3%	—%	5%	—%
ADCF[6]	N/A	2,438	1%	3%	2%	5%
ARIS[6]	N/A	2,421	1%	1%	3%	3%
Other[7]	N/A	26,526	N/A	N/A	N/A	N/A
Total		$83,949

1 An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.
2 ADS is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are net returns based on NAV.
[3] MidCap FinCo is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 2% and 3% for the three months ended June 30, 2026 and 2025, respectively. The net returns based on NAV were 2% and 7% for the six months ended June 30, 2026 and 2025, respectively.

[4] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

5 AUM is presented on a three-month lag, as of March 31, 2026, based upon the availability of the information.
6 ADREF, ADCF and ARIS are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV.
[7] Other includes, among others, AUM of $1.9 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of March 31, 2026. Returns and IPO year are not provided for these AUM. Other also includes AUM of $12.2 billion related to third-party capital within AAA.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2026	2025	2026	2025
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc.	$1,336	$605	$(594)	$1,023
Preferred dividends	25	25	49	49
Net income (loss) attributable to non-controlling interests	728	212	1,223	708
GAAP Net Income (Loss)	2,089	842	678	1,780
Income tax provision (benefit)	396	3	2,090	246
GAAP Income (Loss) Before Income Tax Provision (Benefit)	2,485	845	2,768	2,026
Asset Management Adjustments
Equity-based profit sharing expense[1]	71	38	123	68
Equity-based compensation	129	102	285	201
Net (income) loss attributable to non-controlling interests in consolidated entities	(698)	(266)	(953)	(815)
Unrealized performance fees	(320)	28	101	(91)
Unrealized profit sharing expense	152	(43)	(55)	62
HoldCo interest and other financing costs[2]	53	36	98	70
Unrealized principal investment (income) loss	45	(11)	165	(9)
Unrealized net (gains) losses from investment activities	(28)	293	29	354
Transaction-related costs, restructuring and other non-operating expenses[3]	117	70	186	346
Retirement Services Adjustments
Investment (gains) losses, net of offsets	(23)	509	673	358
Non-operating change in insurance liabilities and related derivatives[4]	(358)	(149)	(316)	218
Integration, restructuring and other non-operating items	41	32	74	62
Equity-based compensation	12	11	22	22
Segment Income	1,678	1,495	3,200	2,872
HoldCo interest and other financing costs[2]	(53)	(36)	(98)	(70)
Taxes and related payables	(311)	(280)	(580)	(504)
Adjusted Net Income	$1,314	$1,179	$2,522	$2,298

[1] Equity-based profit sharing expense includes stock-based grants that are tied to realized performance within the Principal Investing segment.
[2] Represents interest and other financing costs related to AGM not attributable to any specific segment.
[3] Transaction-related costs, restructuring and other non-operating expenses includes: (a) contingent consideration, certain equity-based charges, amortization of intangible assets and certain other expenses associated with acquisitions; (b) gains (losses) from changes in the tax receivable agreement liability; (c) merger-related transaction and integration costs associated with the Company’s merger with Athene; and (d) other non-operating expenses, including the issuance of shares of AGM common stock for charitable contributions. In the six months ended June 30, 2025, other non-operating expenses includes $200 million in charitable contributions related to the issuance of common stock to the Apollo DAF in February 2025.

[4] Includes change in fair values of derivatives and embedded derivatives, non-operating change in funding agreements, change in fair value of market risk benefits, and non-operating change in liability for future policy benefits.

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	June 30, 2026	December 31, 2025
Total GAAP Common Stock Outstanding	575,971,752	578,981,398
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	14,587,841	14,564,883
Vested RSUs	17,073,031	19,437,942
Unvested RSUs Eligible for Dividend Equivalents	15,921,831	10,518,154
Adjusted Net Income Shares Outstanding	623,554,455	623,502,377

[1] Reflects the number of shares of underlying common stock assumed to be issuable upon conversion of the Mandatory Convertible Preferred Stock during each period.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	June 30, 2026	December 31, 2025
Total investments, including related parties	$377,142	$356,060
Derivative assets	(11,034)	(9,190)
Cash and cash equivalents (including restricted cash)	23,540	16,326
Accrued investment income	4,015	3,395
Net receivable (payable) for collateral on derivatives	(5,010)	(3,458)
Reinsurance impacts	(6,725)	(6,350)
VIE and VOE assets, liabilities and non-controlling interests	20,052	19,420
Unrealized (gains) losses	13,476	10,002
Ceded policy loans	(154)	(160)
Net investment receivables (payables)	(2,360)	217
Allowance for credit losses	709	763
Other investments	(53)	(52)
Total adjustments to arrive at gross invested assets	36,456	30,913
Gross invested assets	413,598	386,973
ACRA non-controlling interests	(99,508)	(94,559)
Net invested assets	$314,090	$292,414

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

As of June 30, 2026, the Company had $25.4 billion of unrestricted cash and cash equivalents, as well as $5.6 billion of available funds from the AGM credit facility, Athene credit facility and Athene liquidity facility.

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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	Six months ended June 30,
(In millions)	2026	2025
Operating Activities	$4,501	$2,274
Investing Activities	(23,871)	(36,517)
Financing Activities	27,198	32,089
Effect of exchange rate changes on cash and cash equivalents	(2)	13
Net increase (decrease) in cash and cash equivalents, restricted cash and cash held at consolidated variable interest entities	$7,826	$(2,141)

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

	Six months ended June 30,
(In millions)	2026	2025
Net cash provided by the Company's operating activities	$4,069	$2,441
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	432	(167)
Net cash provided by operating activities	4,501	2,274
Net cash used in the Company's investing activities	(21,438)	(35,450)
Net cash used in the Consolidated Funds and VIEs investing activities	(2,433)	(1,067)
Net cash used in investing activities	(23,871)	(36,517)
Net cash provided by the Company's financing activities	25,783	31,392
Net cash provided by the Consolidated Funds and VIEs financing activities	1,415	697
Net cash provided by financing activities	$27,198	$32,089

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

•During the six months ended June 30, 2026, cash provided by operating activities reflects cash inflows from management fees, advisory and transaction fees, realized performance revenues, realized principal investment income, net investment income and a tax refund, partially offset by cash paid for interest on funding agreements and debt, cash paid for pension group annuity and other payout annuity benefits, net of premium received, and cash paid for policy acquisition expenses and other operating expenses. Cash provided by our consolidated funds and VIEs primarily includes net proceeds from the sale of VIE investments, partially offset by net purchases of VIE investments.

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

•During the six months ended June 30, 2026, cash used in investing activities primarily reflects the purchase of investments, mainly AFS and mortgage loans, due to the deployment of significant cash inflows from Athene’s strong growth, cash paid for the settlement of derivatives and an increase in cash posted as collateral by Athene for derivative transactions, partially offset by the sales, maturities and repayments of investments and an increase in investment payables, net of receivables.

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

•During the six months ended June 30, 2026, cash provided by financing activities primarily reflects cash received from deferred annuity, funding agreement and guaranteed investment contract inflows, net of cash outflows, cash proceeds from the issuance of long-term debt, an increase in cash collateral posted by counterparties for derivative transactions and net capital contributions from non-controlling interests, partially offset by the repayment of debt, the repayment of short-term repurchase agreements and the payment of common and preferred stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt and contributions from non-controlling interests, partially offset by repayment of debt and distributions to non-controlling interests.

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

On August 4, 2026, AGM declared a cash dividend of $0.5625 per share of its common stock, which will be paid on August 31, 2026 to holders of record at the close of business on August 19, 2026.

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

Mandatory Convertible Preferred Stock

On August 11, 2023, the Company issued 28,750,000 shares, or $1.4 billion aggregate liquidation preference, of its 6.75% Series A Mandatory Convertible Preferred Stock. There were 28,749,227 shares of Mandatory Convertible Preferred Stock issued and outstanding as of June 30, 2026. On July 31, 2026, all then outstanding shares of Mandatory Convertible Preferred Stock were converted to common stock. See note 14 to the condensed consolidated financial statements for further details.

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

At June 30, 2026, the asset management business had $3.4 billion of unrestricted cash and cash equivalents, as well as $1.25 billion of available funds from the AGM credit facility.

Future Debt Obligations

The asset management business had debt of $5.9 billion as of June 30, 2026, which includes notes with various maturities from 2027 through 2054 and nonrecourse debt. See note 12 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

Athora

AAM and its subsidiaries had equity commitments outstanding to Athora of up to $57 million as of June 30, 2026.

An AAM subsidiary and Athene are minority investors in Athora with a long-term strategic relationship. Through its share ownership, the AAM subsidiary has approximately 16% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo represent, in the aggregate, approximately 4% of the total voting power in Athora. See note 16 to the condensed consolidated financial statements for details on AAM’s and Athene’s transactions and commitments to Athora.

Fund Escrow

As of June 30, 2026, the remaining investments and escrow cash of Fund VIII was valued at 102% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Athene has access to additional liquidity through its Athene credit facility and Athene liquidity facility. Athene entered into a new credit facility on June 26, 2026, which replaced its previous agreement dated as of June 30, 2023. The Athene credit facility has a borrowing capacity of $1.75 billion, subject to being increased up to $2.5 billion in total on the terms described in the credit facility. The Athene credit facility has a commitment termination date of June 26, 2031, subject to up to two one-year extensions, and was undrawn as of June 30, 2026. Athene entered into a new liquidity facility on June 26, 2026, which replaced its previous agreement dated as of June 27, 2025. The Athene liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the liquidity facility. The Athene liquidity facility has a commitment termination date of June 25, 2027, subject to additional 364-day extensions, and was undrawn as of June 30, 2026. Athene also has access to $2.0 billion of committed repurchase facilities. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable-rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some or all of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and market value adjustments (“MVAs”), which are intended to protect it from early withdrawals. As of June 30, 2026 and December 31, 2025, approximately 87% and 85%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of June 30, 2026 and December 31, 2025, approximately 69% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of June 30, 2026, approximately 36% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements, payout annuities and guaranteed investment contracts, while 54% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable-rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of June 30, 2026 and December 31, 2025, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2026 and December 31, 2025, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $27.7 billion and $23.3 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets, dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2026, Athene’s total maximum borrowing capacity under the FHLB facilities was limited to $70.1 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of June 30, 2026, Athene had the ability to draw up to an estimated $33.8 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral that is ultimately acceptable to the FHLB.

Securities Repurchase Agreements

Athene engages in repurchase transactions whereby it sells fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. Athene requires that, at all times during the term of the repurchase agreements, it maintains sufficient cash or other liquid assets to allow it to fund substantially all of the repurchase price. Proceeds received from the sale of securities pursuant to these arrangements are generally invested in short-term investments or maintained in cash, with the offsetting obligation to repurchase the security included within payables for collateral on derivatives and securities to repurchase on the condensed consolidated statements of financial condition. Under the terms of the repurchase agreements, Athene monitors the market value of the securities sold and may be required to deliver additional collateral (which may be in the form of cash or additional securities) to the extent the value of the securities sold decreases prior to the repurchase date.

As of June 30, 2026 and December 31, 2025, the payables for repurchase agreements were $3.2 billion and $6.0 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.4 billion and $6.2 billion, respectively. As of June 30, 2026, payables for repurchase agreements, based on original issuance, included no short-term and $3.2 billion of long-term repurchase agreements. As of December 31, 2025, payables for repurchase agreements, based on original issuance, included $2.8 billion of short-term and $3.2 billion of long-term repurchase agreements.

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

Other Sources of Funding

Athene may seek to secure additional funding at the AHL level by means other than dividends from subsidiaries, such as by drawing on its undrawn $1.75 billion Athene credit facility or by pursuing future issuances of debt or preferred stock to third-party investors. The Athene credit facility contains various standard covenants with which Athene must comply, including maintaining a consolidated debt-to-capitalization ratio of not greater than 40%, maintaining a minimum consolidated net worth of no less than $22.1 billion and restrictions on the ability to incur liens, with certain exceptions. Rates, ratios and terms are as defined in the Athene credit facility.

Future Debt Obligations

Athene had long-term debt of $7.8 billion as of June 30, 2026, which includes notes with various maturities from 2028 through 2064. See note 12 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

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

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to us is included in note 2 to our condensed consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of June 30, 2026:

(In millions)	2026	2027 - 2028	2029 - 2030	2031 and Thereafter	Total
Asset Management
Operating lease obligations[1]	$47	$193	$185	$482	$907
Other long-term obligations[2]	28	13	—	—	41
AGM credit facility[3]	1	2	1	—	4
Debt obligations[3]	159	634	1,740	8,202	10,735
	235	842	1,926	8,684	11,687
Retirement Services
Interest sensitive contract liabilities	15,029	95,144	94,647	139,773	344,593
Future policy benefits	1,603	5,853	5,327	35,458	48,241
Market risk benefits	—	—	—	7,792	7,792
Other policy claims and benefits	98	—	—	—	98
Dividends payable to policyholders	4	17	14	52	87
Debt obligations[3]	220	1,859	1,282	13,692	17,053
Securities to repurchase[4]	79	2,369	1,143	—	3,591
	17,033	105,242	102,413	196,767	421,455
Obligations	$17,268	$106,084	$104,339	$205,451	$433,142

[1] Operating lease obligations exclude $135 million of other operating expenses associated with operating leases.
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

[4] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the June 30, 2026 interest rate.

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

(In millions)	June 30, 2026	December 31, 2025
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$3,093	$3,061
Non-current assets	9,276	8,724
Due from related parties, excluding non-guarantor subsidiaries	789	647
Current liabilities, less payables to non-guarantor subsidiaries	960	934
Non-current liabilities	9,018	8,278
Due to related parties, excluding non-guarantor subsidiaries	394	277
Non-controlling interests	39	35

(In millions)	Six months ended June 30, 2026
Summarized Statements of Operations
Revenues	$2,272
Net income (loss)	53
Net income (loss) attributable to obligor group	1

The following are transactions of the obligor group with non-guarantor subsidiaries.

(In millions)	June 30, 2026	December 31, 2025
Due from non-guarantor subsidiaries	$1,175	$1,150
Due to non-guarantor subsidiaries	1,617	1,364

(In millions)		Six months ended June 30, 2026
Intercompany revenue		$785
Intercompany expense		300
Intercompany interest income		17

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

Sensitivities

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of June 30, 2026, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $4.9 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2025, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $4.2 billion, net of offsets. The increase in sensitivity to point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments as of June 30, 2026, when compared to December 31, 2025, is primarily driven by the purchase of assets with longer maturity dates and derivative activity during 2026. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $10 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions. Athene’s floating rate asset position includes floating rate investments and cash and cash equivalents on a net invested asset basis, adjusted for net investment payables/receivables and cash posted as collateral for derivative transactions.

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

Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income before income taxes” in its reconciliation between net income (loss) available to Athene Holding Ltd. common stockholder and spread related earnings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to Apollo Global Management, Inc. common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income tax (provision) benefit of an immediate, parallel increase in interest rates of 100 basis points from levels as of June 30, 2026, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In May 2026, the Company issued 24,383 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 2,796 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended June 30, 2026.

Period	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[1]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
April 1, 2026 through April 30, 2026
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	6,002		6,002
Total	6,002	$111.42	6,002	$3,133,320,128
May 1, 2026 through May 31, 2026
Opportunistic repurchases	31,772		31,772
Equity award-related repurchases[2]	543,477		543,477
Total	575,249	$133.57	575,249	$3,056,486,601
June 1, 2026 through June 30, 2026
Opportunistic repurchases	200,445		200,445
Equity award-related repurchases[2]	—		—
Total	200,445	$124.76	200,445	$3,031,478,576
Total
Opportunistic repurchases	232,217		232,217
Equity award-related repurchases[2]	549,479		549,479
Total	781,696		781,696

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On June 10, 2026, John Zito, Co-President of AAM, terminated a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading arrangement was entered into on March 12, 2026, and was scheduled to terminate on December 31, 2026. The plan provided for the potential sale of up to 50,000 shares of the Company’s common stock. No shares were sold under the plan.

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

4.16	Form of 5.700% Senior Notes due 2036 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on March 30, 2026 (File No. 001-41197), which is incorporated by reference).

4.17	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*10.1	Form of Notice of Director Restricted Share Unit Award under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (Non-Deferred Restricted Share Units).

*10.2	Form of Notice of Director Restricted Share Unit Award under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (Deferred Restricted Share Units).

*10.3	Form of Notice of Director Restricted Share Unit Award under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (Cash Retainer).

*†10.4	Letter Agreement with John Zito, dated October 27, 2023.

*†10.5	Form of Credit Team Incentive Summary of Terms.

*10.6	Form of Restricted Share Unit Award Agreement 2019 Omnibus Equity Incentive Plan (Vested at Grant).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and June 30, 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2026 and June 30, 2025, (iv) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2026 and June 30, 2025, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and June 30, 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

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

Apollo Global Management, Inc.
(Registrant)

Date: August 10, 2026	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)