Form 10-Q
period 2026-09-30
Apollo Global Management, Inc.
filed 2026-11-05
CIK 1858681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026 OR

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
Attn: Corporate Secretary
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

As of November 3, 2026, there were 590,432,584 shares of the registrant’s common stock outstanding.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, L.P.
AAA Lux	Apollo Aligned Alternatives Lux Aggregator, L.P.
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc. (f/k/a Apollo Global Management, Inc. prior to the Mergers.)
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ABS	Asset-backed securities
ACMP	ACMP Holdings, LLC
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord+ II	Apollo Accord+ II Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord I	Apollo Accord Master Fund, L.P., together with its feeder funds
Accord II	Apollo Accord Master Fund II, L.P., together with its feeder funds
Accord III	Apollo Accord Master Fund III, L.P., together with its feeder funds
Accord III B	Apollo Accord Master Fund III B, L.P., together with its feeder funds

Accord IV	Apollo Accord Fund IV, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles
Accord VI	Apollo Accord Fund VI, L.P., together with its parallel funds and alternative investment vehicles
Accord VII	Apollo Accord Fund VII, L.P., together with its parallel funds and alternative investment vehicles
Accord Funds	Accord I, Accord II, Accord III, Accord III B, Accord IV, Accord V, Accord VI and Accord VII
Accord+ Funds	Accord+ and Accord+ II
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADIP	ADIP I and ADIP II
ADIP I	Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA 1, invests alongside Athene in certain investments
ADIP II	Apollo/Athene Dedicated Investment Program II, L.P., a fund managed by Apollo including third-party capital that, through ACRA 2, invests alongside Athene in certain investments
Adjusted Net Income Shares Outstanding, or ANI Shares Outstanding	Consists of total shares of common stock outstanding, RSUs that participate in dividends, and, for periods prior to the mandatory conversion of the Mandatory Convertible Preferred Stock, shares of common stock assumed to be issuable upon the conversion of the shares of Mandatory Convertible Preferred Stock
ADREF	Apollo Diversified Real Estate Fund
ADS	Apollo Debt Solutions BDC
AFS	Available-for-sale
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AIOF III	Apollo Infrastructure Opportunities Fund III, L.P., together with its parallel funds and alternative investment vehicles
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
Alternative investments	Alternative investments, including investment funds and certain VIEs, adjusted for reinsurance impacts and to include Athene's proportionate share of ACRA alternative investments based on its economic ownership
AMAPS	Refers collectively to the existing issuances of multiple Apollo Multi-Asset Prime Securities structures managed by Apollo.
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOCI	Accumulated other comprehensive income (loss)
AOG Units	Units of the Apollo Operating Group
Apollo DAF	The donor-advised fund established by Apollo
Apollo funds, our funds and references to the funds we manage	The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of Apollo provide investment management or advisory services.
Apollo Operating Group	(i) The entities through which we currently operate our asset management business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”
Apollo Sports Capital	Apollo Sports Capital Holdings (Onshore), L.P. and Apollo Sports Capital Holdings (Offshore), L.P., together with their respective subsidiaries
Apollo TRA	The tax receivable agreement entered into by and among APO Corp., the Former Managing Partners, the Contributing Partners, and other parties thereto
ARI	Apollo Commercial Real Estate Finance, Inc.
ARIS	Apollo Realty Income Solutions, Inc.

Assets Under Management, or AUM	The assets of the funds, partnerships and accounts to which Apollo provides investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:
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
ASU	Accounting Standards Update
Athene	Athene Holding Ltd. (“Athene Holding” or “AHL”, together with its subsidiaries, “Athene”), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary ISG, provides asset management and advisory services.
Athora	Athora Holding Ltd. (“Athora Holding”, together with its subsidiaries, “Athora”), is a leading European savings and retirement services group focused on the traditional life and pensions market. Apollo, through ISGI, provides investment advisory services to Athora for certain of its assets.
Atlas	An equity investment of AAA and AAA Lux and refers to certain subsidiaries of Atlas Securitized Products Holdings LP
AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
AUSA	Athene USA Corporation
Bermuda Capital	The capital of Athene's non-U.S. reinsurance subsidiaries as reported in the Bermuda statutory financial statements, adjusted to exclude deferred tax assets related to the enactment of the Government of Bermuda Corporate Income Tax Act 2023. Bermuda statutory financial statements apply U.S. statutory accounting principles for policyholder reserve liabilities, which Athene also subjects to U.S. cash flow testing requirements. There are certain differences between Bermuda statutory and U.S. statutory frameworks that result in Consolidated RBC being approximately 20 RBC points higher as of December 31, 2025. The primary driver of this difference is that Bermuda statutory financial statements require that assets assumed as part of a reinsurance transaction and any assets sold are recorded at their market value, without posting an interest maintenance reserve.
Bermuda RBC	The risk-based capital ratio of Athene’s non-U.S. reinsurance subsidiaries calculated using Bermuda Capital and applying NAIC risk-based capital factors on an aggregate basis, excluding U.S. subsidiaries which are included within Athene’s U.S. RBC Ratio.
BMA	Bermuda Monetary Authority
Bridge	Bridge Investment Group Holdings Inc.
Bridge funds	Funds, vehicles and accounts managed by subsidiaries of Bridge
Bridge TRA	The tax receivable agreement with certain equity holders of Bridge

Capital solutions fees and other, net
Primarily includes transaction fees earned by Apollo Capital Solutions (“ACS”) related to underwriting, structuring, arrangement and placement of debt and equity securities, and syndication for funds managed by Apollo, portfolio companies of funds managed by Apollo, and third parties. Capital solutions fees and other, net also includes advisory fees for the ongoing monitoring of portfolio operations, directors' fees, as well as fees and earnings related to property management activities. These fees also include certain offsetting amounts, including reductions in management fees related to a percentage of these fees recognized (“management fee offset”), and other additional revenue sharing arrangements, including with certain subsidiaries and other affiliates. Capital solutions fees and other, net earned above certain performance thresholds are recognized as realized performance fees within the Principal Investing segment.

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

Fee Related Earnings, or FRE
Component of Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) capital solutions fees and other, net, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments, excluding performance fees from Athene and performance fees from origination platforms dependent on capital appreciation, and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.

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

GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2026 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross IRR of infrastructure funds	The cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on September 30, 2026 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
HVF III	Apollo Hybrid Value Fund III, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the credit and equity investing strategies.
IPO	Initial Public Offering
ISG	Apollo Insurance Solutions Group LP
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Management Fee Offset	Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs.
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits

Mergers	Completion of the previously announced merger transactions pursuant to the Merger Agreement
Merger Agreement	The Agreement and Plan of Merger dated as of March 8, 2021 by and among AAM, AGM, AHL, Blue Merger Sub, Ltd., a Bermuda exempted company, and Green Merger Sub, Inc., a Delaware corporation.
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or “AINV”)
MidCap FinCo	MidCap FinCo LLC, together with its subsidiaries
Modco	Modified coinsurance
NAIC	National Association of Insurance Commissioners
NAV	Net Asset Value
Net invested assets	Represent the investments that directly back Athene's net reserve liabilities as well as surplus assets. Net invested assets include Athene’s (a) total investments on the condensed consolidated statements of financial condition, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and non-controlling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude the derivative collateral offsetting the related cash positions. Athene includes the investments supporting assumed funds withheld and modco agreements and excludes the investments related to ceded reinsurance transactions in order to match the assets with the income received. Net invested assets include Athene’s economic ownership of ACRA investments but do not include the investments associated with the non-controlling interests.
Net investment earned rate	Computed as income from Athene’s net invested assets, excluding the proportionate share of the ACRA net investment income associated with the non-controlling interests, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
Net investment spread	Net investment spread measures Athene’s investment performance plus its strategic capital management fees less its total cost of funds, presented on an annualized basis for interim periods.
Net IRR of accord series, ADIP funds and the European principal finance funds	The annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net IRR of infrastructure funds	The cumulative cash flows in a fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of the reporting date or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net reserve liabilities	Represent Athene's policyholder and institutional liability obligations net of reinsurance and used to analyze the costs of its liabilities. Net reserve liabilities include Athene’s (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include Athene’s economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the non-controlling interests. Net reserve liabilities are net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, Athene has no net economic exposure to such liabilities, assuming its reinsurance counterparties perform under the agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.

Non-Fee-Generating AUM	AUM that does not produce management fees or monitoring fees. This measure generally includes the following:
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

Principal Investing Income, or PII	Component of Segment Income that is used to assess the performance of the Principal Investing segment. For the Principal Investing segment, PII is the sum of (i) realized performance fees, including certain realizations received in the form of equity and capital solutions fees and other, net earned above certain performance thresholds, and (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses.
Principal investing compensation	Realized performance compensation, distributions related to investment income and dividends, and includes allocations of certain compensation expenses related to managing the business. Realized performance compensation represents the portion of realized performance fees allocated to employees, including carried interest distributions, incentive fee sharing arrangements, and capital solutions fees and other, net earned above certain performance thresholds. Realized performance compensation is recognized in the same period as the related realized performance fees and is directly correlated to realizations in PII.
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy.
Realized performance fees	Carried interest and incentive fees, received in either cash or equity, earned by Apollo as general partner or investment manager that have been crystallized through a realization event. Realized performance fees also include capital solutions fees and other, net earned above certain performance thresholds which are closely aligned to our principal investing activities.
Realized Value	All cash investment proceeds received by the relevant Apollo fund, including interest and dividends, but does not give effect to management fees, expenses, incentive compensation or performance fees to be paid by such Apollo fund.

Redding Ridge	Redding Ridge Asset Management, LLC and its subsidiaries, which is a standalone, self-managed asset management business established in connection with risk retention rules that manages CLOs and retains the required risk retention interests.
Redding Ridge Holdings	Redding Ridge Holdings LP
Remaining Cost	Total Invested Capital, reduced for any return of capital proceeds received to date.
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
RSUs	Restricted share units
SIA	Strategic investment account
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	September 30, 2026	December 31, 2025
Assets
Asset Management
Cash and cash equivalents	$4,004	$3,350
Restricted cash and cash equivalents	3	19
Investments	5,902	6,226
Assets of consolidated variable interest entities
Cash and cash equivalents	253	327
Investments	4,328	3,509
Due from related parties	18	16
Other assets	208	230
Due from related parties	968	647
Goodwill	1,977	1,848
Other assets	3,727	3,376
	21,388	19,548
Retirement Services
Cash and cash equivalents	17,326	14,994
Restricted cash and cash equivalents	1,066	1,332
Investments	335,677	321,081
Investments in related parties	48,409	34,979
Assets of consolidated variable interest entities
Cash and cash equivalents	199	569
Investments	32,703	29,992
Other assets	174	346
Reinsurance recoverable	11,308	10,282
Deferred acquisition costs, deferred sales inducements and value of business acquired	9,598	8,634
Goodwill	4,079	4,072
Other assets	16,399	15,120
	476,938	441,401
Total Assets	$498,326	$460,949

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In millions, except share data)	September 30, 2026	December 31, 2025
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$4,420	$3,861
Due to related parties	1,196	1,062
Debt	5,936	5,516
Liabilities of consolidated variable interest entities
Debt	500	—
Accounts payable, accrued expenses, and other liabilities	2,326	1,949
	14,378	12,388
Retirement Services
Interest sensitive contract liabilities	354,099	315,889
Future policy benefits	45,166	50,264
Market risk benefits	4,668	4,930
Debt	8,813	7,848
Payables for collateral on derivatives and securities to repurchase	11,098	11,085
Other liabilities	23,272	14,329
Liabilities of consolidated variable interest entities
Other liabilities	686	1,701
	447,802	406,046
Total Liabilities	462,180	418,434
Commitments and Contingencies (note 17)
Redeemable non-controlling interests
Redeemable non-controlling interests	—	—
Equity
Mandatory Convertible Preferred Stock, 0 and 28,749,665 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	1,398
Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 590,668,684 and 578,981,398 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	18,236	16,954
Retained earnings	4,721	7,634
Accumulated other comprehensive income (loss)	(7,008)	(2,645)
Total Apollo Global Management, Inc. Stockholders’ Equity	15,949	23,341
Non-controlling interests	20,197	19,174
Total Equity	36,146	42,515
Total Liabilities, Redeemable non-controlling interests and Equity	$498,326	$460,949

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues
Asset Management
Management fees	$758	$606	$2,203	$1,697
Advisory and transaction fees, net	633	378	1,357	850
Investment income (loss)	(188)	444	114	936
Incentive fees	58	51	181	149
Property management, development and other fees	22	8	66	8
	1,283	1,487	3,921	3,640
Retirement Services
Premiums	190	117	577	351
Product charges	299	292	879	831
Net investment income	5,701	5,013	16,190	14,130
Investment related gains (losses)	(3,418)	2,254	(2,507)	1,421
Revenues of consolidated variable interest entities	681	654	1,880	1,796
Other revenues	3	6	11	16
	3,456	8,336	17,030	18,545
Total Revenues	4,739	9,823	20,951	22,185
Expenses
Asset Management
Compensation and benefits	909	761	2,547	2,108
Interest expense	84	64	249	184
General, administrative and other	461	409	1,379	1,087
	1,454	1,234	4,175	3,379
Retirement Services
Interest sensitive contract benefits	3,669	4,164	10,974	9,086
Future policy and other policy benefits	595	613	1,828	1,681
Market risk benefits remeasurement (gains) losses	(626)	131	(391)	405
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	476	355	1,163	914
Policy and other operating expenses	641	573	1,880	1,665
	4,755	5,836	15,454	13,751
Total Expenses	6,209	7,070	19,629	17,130
Other income (loss) – Asset Management
Net gains (losses) from investment activities	20	78	(29)	(208)
Net gains (losses) from investment activities of consolidated variable interest entities	(20)	35	(42)	250
Other income (loss), net	4	33	51	(172)
Total Other income (loss)	4	146	(20)	(130)
Income (loss) before income tax (provision) benefit	(1,466)	2,899	1,302	4,925
Income tax (provision) benefit	344	(438)	(1,746)	(684)
Net income (loss)	(1,122)	2,461	(444)	4,241
Net (income) loss attributable to non-controlling interests	65	(725)	(1,158)	(1,433)
Net income (loss) attributable to Apollo Global Management, Inc.	(1,057)	1,736	(1,602)	2,808
Preferred stock dividends	—	(24)	(49)	(73)
Net income (loss) attributable to Apollo Global Management, Inc. common stockholders	$(1,057)	$1,712	$(1,651)	$2,735

Earnings (loss) per share
Net income (loss) attributable to common stockholders – Basic	$(1.78)	$2.82	$(2.86)	$4.51
Net income (loss) attributable to common stockholders – Diluted	$(1.78)	$2.78	$(2.86)	$4.47
Weighted average shares outstanding – Basic	602.6	589.4	596.4	587.8
Weighted average shares outstanding – Diluted	602.6	607.8	596.4	592.2

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$(1,122)	$2,461	$(444)	$4,241
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(8,147)	2,050	(9,858)	4,948
Unrealized gains (losses) on hedging instruments	(506)	67	(612)	288
Remeasurement gains (losses) on future policy benefits related to discount rate	2,518	(235)	3,228	(808)
Remeasurement gains (losses) on market risk benefits related to credit risk	69	(113)	105	(132)
Foreign currency translation and other adjustments	(12)	(40)	(45)	184
Other comprehensive income (loss), before tax	(6,078)	1,729	(7,182)	4,480
Income tax provision (benefit) related to other comprehensive income (loss)	(1,229)	356	(1,453)	895
Other comprehensive income (loss)	(4,849)	1,373	(5,729)	3,585
Comprehensive income (loss)	(5,971)	3,834	(6,173)	7,826
Comprehensive (income) loss attributable to non-controlling interests	1,115	(897)	208	(2,016)
Comprehensive income (loss) attributable to Apollo Global Management, Inc.	$(4,856)	$2,937	$(5,965)	$5,810

See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and nine months ended September 30, 2025
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Apollo Global Management, Inc. Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at July 1, 2025	572,024,038	$1,398	$15,697	$5,919	$(3,693)	$19,321	$14,540	$33,861
Net income (loss)	—	24	—	1,712	—	1,736	725	2,461
Other comprehensive income (loss)	—	—	—	—	1,201	1,201	172	1,373
Capital increase related to equity-based compensation	—	—	193	—	—	193	—	193
Capital contributions	—	—	—	—	—	—	1,004	1,004
Dividends/distributions	—	(24)	—	(306)	—	(330)	(296)	(626)
Payments related to issuances of common stock for equity-based awards	1,017,675	—	17	(19)	—	(2)	—	(2)
Repurchase of common stock	(2,458,000)	—	(340)	—	—	(340)	—	(340)
Stock option and warrant exercises	68,944	—	3	—	—	3	—	3
Acquisition of Bridge	9,736,433	—	1,355	—	—	1,355	489	1,844
Other changes in equity of non-controlling interests	—	—	—	—	—	—	26	26
Balance at September 30, 2025	580,389,090	$1,398	$16,925	$7,306	$(2,492)	$23,137	$16,660	$39,797

Balance at January 1, 2025	565,738,933	$1,398	$15,327	$6,022	$(5,494)	$17,253	$13,711	$30,964
Net income (loss)	—	73	—	2,735	—	2,808	1,433	4,241
Other comprehensive income (loss)	—	—	—	—	3,002	3,002	583	3,585
Capital increase related to equity-based compensation	—	—	466	—	—	466	—	466
Capital contributions	—	—	—	—	—	—	2,219	2,219
Dividends/distributions	—	(73)	—	(890)	—	(963)	(1,345)	(2,308)
Payments related to issuances of common stock for equity-based awards	5,522,764	—	35	(561)	—	(526)	—	(526)
Repurchase of common stock	(3,850,000)	—	(533)	—	—	(533)	—	(533)
Stock option and warrant exercises	1,487,780	—	16	—	—	16	—	16
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(442)	(442)
Issuance of warrants	—	—	54	—	—	54	—	54
Issuance of common stock related to equity transactions	540,177	—	—	—	—	—	—	—
Accretion of redeemable non-controlling interests	—	—	5	—	—	5	—	5
Issuance of common stock to donor-advised fund	1,213,003	—	200	—	—	200	—	200
Acquisition of Bridge	9,736,433	—	1,355	—	—	1,355	489	1,844
Other changes in equity of non-controlling interests	—	—	—	—	—	—	12	12
Balance at September 30, 2025	580,389,090	$1,398	$16,925	$7,306	$(2,492)	$23,137	$16,660	$39,797

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	For the three and nine months ended September 30, 2026
	Apollo Global Management, Inc. Stockholders
(In millions, except share data)	Common Stock	Series A Mandatory Convertible Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at July 1, 2026	575,971,752	1,398	$16,668	$6,149	$(3,209)	$21,006	$20,476	$41,482
Net income (loss)	—	—	—	(1,057)	—	(1,057)	(65)	(1,122)
Other comprehensive income (loss)	—	—	—	—	(3,799)	(3,799)	(1,050)	(4,849)
Capital increase related to equity-based compensation	—	—	284	—	—	284	—	284
Capital contributions	—	—	—	—	—	—	1,597	1,597
Dividends/distributions	—	—	—	(351)	—	(351)	(497)	(848)
Payments related to issuances of common stock for equity-based awards	1,018,379	—	4	(20)	—	(16)	—	(16)
Repurchase of common stock	(923,764)	—	(118)	—	—	(118)	—	(118)
Stock option and warrant exercises	14,797	—	—	—	—	—	—	—
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(234)	(234)
Conversion of Mandatory Convertible Preferred Stock	14,587,520	(1,398)	1,398	—	—	—	—	—
Other changes in equity of non-controlling interests	—	—	—	—	—	—	(30)	(30)
Balance at September 30, 2026	590,668,684	—	$18,236	$4,721	$(7,008)	$15,949	$20,197	$36,146

Balance at January 1, 2026	578,981,398	1,398	$16,954	$7,634	$(2,645)	$23,341	$19,174	$42,515
Net income (loss)	—	49	—	(1,651)	—	(1,602)	1,158	(444)
Other comprehensive income (loss)	—	—	—	—	(4,363)	(4,363)	(1,366)	(5,729)
Capital increase related to equity-based compensation	—	—	695	—	—	695	—	695
Capital contributions	—	—	—	—	—	—	3,682	3,682
Dividends/distributions	—	(49)	—	(1,005)	—	(1,054)	(1,920)	(2,974)
Payments related to issuances of common stock for equity-based awards	3,650,964	—	28	(260)	—	(232)	—	(232)
Repurchase of common stock	(6,850,477)	—	(851)	—	—	(851)	—	(851)
Stock option and warrant exercises	299,279	—	10	—	—	10	—	10
Consolidation/deconsolidation of VIEs	—	—	—	—	—	—	(522)	(522)
Conversion of Mandatory Convertible Preferred Stock	14,587,520	(1,398)	1,398	—	—	—	—	—
Other changes in equity of non-controlling interests	—	—	2	3	—	5	(9)	(4)
Balance at September 30, 2026	590,668,684	—	$18,236	$4,721	$(7,008)	$15,949	$20,197	$36,146

(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(444)	$4,241
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	722	523
Net investment income	(557)	(1,119)
Net recognized (gains) losses on investments and derivatives	180	(2,754)
Depreciation and amortization	1,349	1,040
Net amortization (accretion) of net investment premiums, discount and other	(160)	(135)
Policy acquisition costs deferred	(1,446)	(1,493)
Other non-cash amounts included in net income (loss), net	39	357
Changes in consolidation	(63)	(23)
Changes in operating assets and liabilities:
Purchases of investments by funds and VIEs	(6,610)	(4,554)
Proceeds from sale of investments by funds and VIEs	5,623	2,498
Interest sensitive contract liabilities	6,865	5,867
Future policy benefits, market risk benefits and reinsurance recoverable	(1,970)	(1,521)
Other assets and liabilities, net	1,109	(350)
Net cash provided by operating activities	4,637	2,577
Cash Flows from Investing Activities
Purchases of:
Available-for-sale securities	(76,551)	(70,985)
Mortgage loans	(25,830)	(25,977)
Investment funds and contributions to equity method investments	(11,203)	(2,434)
Trading securities, equity securities, derivatives and other investments	(6,669)	(11,415)
Sales, maturities and repayments of:
Available-for-sale securities	46,248	43,678
Mortgage loans	14,881	9,882
Investment funds and distributions from equity method investments	6,276	1,530
Trading securities, equity securities, derivatives and other investments	8,547	6,279
Acquisition of subsidiaries, net of cash acquired	(148)	99
Other investing activities, net	4,827	(411)
Net cash used in investing activities	(39,622)	(49,754)
Cash Flows from Financing Activities
Issuance of debt	8,905	4,702
Repayment of debt	(6,284)	(2,199)
Repurchase of common stock	(847)	(533)
Common stock dividends	(1,005)	(890)
Preferred stock dividends	(73)	(73)
Distributions paid to non-controlling interests	(1,954)	(1,315)
Contributions from non-controlling interests	3,243	2,197
Deposits on investment-type policies and contracts	60,237	69,269
Withdrawals on investment-type policies and contracts	(24,433)	(16,821)
Net change in cash collateral posted for derivative transactions and securities to repurchase	(10)	(2,586)
Other financing activities, net	(532)	(498)
Net cash provided by financing activities	37,247	51,253
		(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In millions)	2026	2025
Effect of exchange rate changes on cash and cash equivalents	(2)	13
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	2,260	4,089
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, beginning of period	20,591	17,112
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities, end of period	$22,851	$21,201

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) for taxes	$150	$527
Cash paid for interest	804	804
Non-cash transactions
Non-cash investing activities
Asset Management and Other
Purchase of investments	115	61
Sale of investments	158	—
Retirement Services
Exchange of interests in consolidated variable interest entities for related party investments	450	—
Non-cash financing activities
Asset Management and Other
Capital increases related to equity-based compensation	667	407
Issuance of warrants	—	54
Issuance of restricted shares	28	35
Contributions from non-controlling interests	416	—
Issuance of common stock to donor-advised fund	—	200
Retirement Services
Deposits on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	(1,323)	(1,388)
Withdrawals on investment-type policies and contracts through reinsurance agreements, net assumed (ceded)	3,493	4,402

Reconciliation of cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities to the condensed consolidated Statements of Financial Condition:

Cash and cash equivalents	$21,330	$16,951
Restricted cash and cash equivalents	1,069	2,786
Cash and cash equivalents held at consolidated variable interest entities	452	1,464
Total cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	$22,851	$21,201

		(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization

Apollo Global Management, Inc. together with its consolidated subsidiaries (collectively, “Apollo” or the “Company”) is a high-growth, global alternative asset manager and a retirement services provider. Apollo’s asset management business focuses on two investing strategies: credit and equity. Through its asset management business, Apollo raises, invests and manages funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. Apollo’s retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products for the increasing number of individuals and institutions seeking to fund retirement needs.

Acquisitions

On September 2, 2025 (the “Bridge Acquisition Date”), Apollo completed the previously announced acquisition of Bridge in an all-stock transaction. As a result, Bridge became a consolidated subsidiary of AAM. Bridge’s results are included in the condensed consolidated financial statements commencing from the Bridge Acquisition Date. See note 3 to the condensed consolidated financial statements for further information regarding the Bridge acquisition.

On July 1, 2026 (the “Petros Acquisition Date”), Apollo completed the acquisition of Petros II (“Petros NewCo”), a related party of the Company, for a cash purchase price of $148 million, of which $145 million was recognized as goodwill. The goodwill is expected to be deductible for tax purposes. Petros NewCo holds the intangible assets, technology and workforce of a commercial property assessed clean energy (“C-PACE”) origination platform. Petros NewCo’s results are included in the condensed consolidated financial statements commencing from the Petros Acquisition Date.

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

Deferred Revenue

Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the condensed consolidated statements of financial condition. There was $88 million of revenue recognized during the nine months ended September 30, 2026 that was previously deferred as of January 1, 2026.

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

Fair Value Measurement – Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (ASU 2026-03)

In September 2026, the FASB issued amendments to the guidance in ASC 820, Fair Value Measurement, related to equity securities subject to contractual sale restrictions. The amendments provide an exception for investment companies within the scope of ASC 946, Financial Services—Investment Companies, requiring that a contractual sale restriction be considered in measuring the fair value of an equity security, and requiring disclosure of the amount of the discount attributable to the contractual sale restriction.

The guidance is mandatorily effective for fiscal years beginning after December 15, 2027, including interim periods therein; early adoption is permitted. AGM is not an investment company and is therefore not within the scope of the ASU on a standalone basis; however, AGM consolidates certain investment companies. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

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

The Bridge acquisition was accounted for as a business combination. The consideration was allocated to Bridge’s assets acquired and liabilities assumed based on estimates of their fair values as of the Bridge Acquisition Date.

Adjustments to provisional amounts were recognized in the period in which they were identified and reflected as if the accounting had been completed at the Bridge Acquisition Date. The effect on earnings of changes in amortization or other income effects, as a result of any change to the provisional amounts, was recorded in the financial statements for the period in which such change occurs, calculated as if the accounting had been completed at the Bridge Acquisition Date.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Bridge Acquisition Date:

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

The Company finalized purchase accounting within one year following the Bridge Acquisition Date and recorded adjustments which increased provisional goodwill by $19 million, primarily due to an adjustment to the Bridge TRA.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Pro Forma Financial Information
Unaudited pro forma financial information for the three and nine months ended September 30, 2025 are presented below. Pro forma financial information presented does not include adjustments to reflect any potential revenue synergies or cost savings that may be achievable in connection with the Bridge acquisition and assumes it occurred as of January 1, 2024. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisition been completed as of January 1, 2024.

	Three months ended September 30,	Nine months ended September 30,
(In millions)	2025	2025
Total Revenues	$9,883	$22,441
Net income attributable to Apollo Global Management, Inc.	1,704	2,755

Amounts above reflect certain pro forma adjustments that were directly attributable to the Bridge acquisition. These adjustments include the following:

•the elimination of historical amortization of Bridge’s intangibles and the additional amortization of intangibles measured at fair value as of the Bridge Acquisition Date;
•adjustments reflecting the purchase of all Bridge LLC Class A common units and certain other non-controlling interests in subsidiaries; and
•adjustments reflecting the transaction costs.

4. Investments

The following table outlines the Company’s investments:

(In millions)	September 30, 2026	December 31, 2025
Asset Management
Investments, at fair value	$2,178	$1,696
Equity method investments	1,127	1,278
Performance allocations	2,585	3,240
Other investments	12	12
Total Investments – Asset Management	5,902	6,226
Retirement Services
AFS securities, at fair value	239,707	218,644
Trading securities, at fair value	6,979	6,863
Equity securities, at fair value	585	1,088
Mortgage loans, at fair value	101,200	93,404
Investment funds	3,629	2,257
Policy loans	288	301
Funds withheld at interest	15,909	19,628
Derivative assets	10,950	9,190
Short-term investments	125	193
Other investments	4,714	4,492
Total Investments, including related parties – Retirement Services	384,086	356,060
Total Investments	$389,988	$362,286

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Asset Management

Net Gains (Losses) from Investment Activities

The following outlines realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Realized gains (losses) on sales of investments, net	$95	$(4)	$41	$(10)
Net change in unrealized gains (losses) due to changes in fair value	(75)	82	(70)	(198)
Net gains (losses) from investment activities	$20	$78	$(29)	$(208)

Performance Allocations

Performance allocations receivable and those of consolidated VIEs are recorded within investments and investments of consolidated VIEs, respectively, in the condensed consolidated statements of financial condition. The following table presents the performance allocations:

(In millions)	September 30, 2026	December 31, 2025
Performance allocations	$2,585	$3,240
Performance allocations – consolidated VIEs	243	314
Total performance allocations	$2,828	$3,554

The table below provides a roll forward of the performance allocations balance:

(In millions)	Total
Total performance allocations, January 1, 2026	$3,554
Change in fair value of funds	317
Fund distributions to the Company	(1,043)
Total performance allocations, September 30, 2026	$2,828

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Retirement Services

AFS Securities

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of Athene’s AFS investments by asset type:

	September 30, 2026
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$27,625	$—	$—	$(3,049)	$24,576
U.S. state, municipal and political subdivisions	657	—	—	(195)	462
Foreign governments	2,381	—	27	(764)	1,644
Corporate	107,557	(51)	265	(13,671)	94,100
CLO	17,062	—	236	(99)	17,199
ABS	45,884	(185)	328	(1,597)	44,430
CMBS	11,773	(103)	23	(406)	11,287
RMBS	8,126	(423)	162	(390)	7,475
Total AFS securities	221,065	(762)	1,041	(20,171)	201,173
AFS securities – related parties
Corporate	3,256	—	7	(26)	3,237
CLO	6,431	—	53	(29)	6,455
ABS	29,059	(1)	16	(343)	28,731
CMBS	111	—	—	—	111
Total AFS securities – related parties	38,857	(1)	76	(398)	38,534
Total AFS securities, including related parties	$259,922	$(763)	$1,117	$(20,569)	$239,707

	December 31, 2025
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$18,008	$—	$116	$(1,226)	$16,898
U.S. state, municipal and political subdivisions	954	—	—	(195)	759
Foreign governments	2,225	—	32	(598)	1,659
Corporate	97,166	(105)	1,291	(8,921)	89,431
CLO	25,730	—	648	(106)	26,272
ABS	35,275	(171)	823	(465)	35,462
CMBS	13,351	(70)	120	(317)	13,084
RMBS	9,407	(411)	300	(264)	9,032
Total AFS securities	202,116	(757)	3,330	(12,092)	192,597
AFS securities – related parties
Corporate	2,287	—	43	(13)	2,317
CLO	7,103	—	121	(21)	7,203
ABS	16,500	(1)	45	(178)	16,366
CMBS	162	—	—	(1)	161
Total AFS securities – related parties	26,052	(1)	209	(213)	26,047
Total AFS securities, including related parties	$228,168	$(758)	$3,539	$(12,305)	$218,644

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	September 30, 2026
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$2,402	$2,392
Due after one year through five years	33,084	32,142
Due after five years through ten years	28,790	26,576
Due after ten years	73,944	59,672
CLO, ABS, CMBS and RMBS	82,845	80,391
Total AFS securities	221,065	201,173
AFS securities – related parties
Due in one year or less	31	30
Due after one year through five years	1,117	1,118
Due after five years through ten years	842	845
Due after ten years	1,266	1,244
CLO, ABS and CMBS	35,601	35,297
Total AFS securities – related parties	38,857	38,534
Total AFS securities, including related parties	$259,922	$239,707

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

Unrealized Losses on AFS Securities

The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	September 30, 2026
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$21,229	$(1,795)	$3,152	$(1,254)	$24,381	$(3,049)
U.S. state, municipal and political subdivisions	22	(3)	436	(192)	458	(195)
Foreign governments	279	(8)	1,186	(756)	1,465	(764)
Corporate	47,792	(2,861)	32,205	(10,773)	79,997	(13,634)
CLO	4,027	(29)	2,041	(50)	6,068	(79)
ABS	29,355	(1,135)	4,123	(425)	33,478	(1,560)
CMBS	3,751	(69)	1,629	(274)	5,380	(343)
RMBS	2,360	(42)	935	(150)	3,295	(192)
Total AFS securities	108,815	(5,942)	45,707	(13,874)	154,522	(19,816)
AFS securities – related parties
Corporate	1,640	(12)	131	(14)	1,771	(26)
CLO	1,552	(16)	48	(3)	1,600	(19)
ABS	5,117	(87)	1,389	(216)	6,506	(303)
CMBS	15	—	3	—	18	—
Total AFS securities – related parties	8,324	(115)	1,571	(233)	9,895	(348)
Total AFS securities, including related parties	$117,139	$(6,057)	$47,278	$(14,107)	$164,417	$(20,164)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$5,987	$(96)	$4,068	$(1,130)	$10,055	$(1,226)
U.S. state, municipal and political subdivisions	37	(1)	707	(194)	744	(195)
Foreign governments	84	(11)	1,326	(587)	1,410	(598)
Corporate	13,107	(284)	38,209	(8,602)	51,316	(8,886)
CLO	11,891	(59)	1,017	(45)	12,908	(104)
ABS	6,355	(165)	4,873	(263)	11,228	(428)
CMBS	1,663	(20)	1,446	(190)	3,109	(210)
RMBS	217	(2)	839	(90)	1,056	(92)
Total AFS securities	39,341	(638)	52,485	(11,101)	91,826	(11,739)
AFS securities – related parties
Corporate	170	(1)	377	(12)	547	(13)
CLO	4,215	(19)	95	(2)	4,310	(21)
ABS	2,069	(6)	3,076	(162)	5,145	(168)
CMBS	70	(1)	5	—	75	(1)
Total AFS securities – related parties	6,524	(27)	3,553	(176)	10,077	(203)
Total AFS securities, including related parties	$45,865	$(665)	$56,038	$(11,277)	$101,903	$(11,942)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	September 30, 2026
	Unrealized Loss Position	Unrealized Loss Position 12 Months or More
AFS securities	7,606	4,749
AFS securities – related parties	192	61

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition of the securities. Athene did not recognize the unrealized losses in income, unless as required for hedge accounting, as it intends to hold these securities and it is not more likely than not it will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended September 30, 2026
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$23	$—	$—	$28	$51
ABS	185	2	(12)	10	185
CMBS	78	15	—	10	103
RMBS	417	3	(10)	13	423
Total AFS securities	703	20	(22)	61	762
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$704	$20	$(22)	$61	$763

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$174	$—	$(22)	$(1)	$151
ABS	130	—	—	30	160
CMBS	62	2	—	3	67
RMBS	394	2	(3)	11	404
Total AFS securities	760	4	(25)	43	782
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$761	$4	$(25)	$43	$783

	Nine months ended September 30, 2026
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$105	$—	$(49)	$(5)	$51
ABS	171	2	(12)	24	185
CMBS	70	15	(24)	42	103
RMBS	411	5	(28)	35	423
Total AFS securities	757	22	(113)	96	762
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$758	$22	$(113)	$96	$763

	Nine months ended September 30, 2025
		Additions	Reductions
(In millions)	Beginning balance	Initial credit losses	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Corporate	$175	$—	$(22)	$(2)	$151
ABS	76	40	(3)	47	160
CMBS	60	2	—	5	67
RMBS	397	7	(13)	13	404
Total AFS securities	708	49	(38)	63	782
AFS securities – related parties, ABS	1	—	—	—	1
Total AFS securities, including related parties	$709	$49	$(38)	$63	$783

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income

Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
AFS securities	$3,304	$3,022	$9,456	$8,563
Trading securities	150	90	414	198
Equity securities	9	18	37	62
Mortgage loans	1,615	1,397	4,747	3,782
Investment funds	120	35	132	200
Funds withheld at interest	255	232	692	741
Other	291	267	850	724
Investment revenue	5,744	5,061	16,328	14,270
Investment expenses	(43)	(48)	(138)	(140)
Net investment income	$5,701	$5,013	$16,190	$14,130

Investment Related Gains (Losses)

Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
AFS securities[1]
Gross realized gains on investment activity	$74	$199	$941	$2,431
Gross realized losses on investment activity	(262)	(339)	(1,322)	(716)
Net realized investment gains (losses) on AFS securities	(188)	(140)	(381)	1,715
Net recognized investment gains (losses) on trading securities	(372)	44	(553)	385
Net recognized investment gains (losses) on equity securities	(23)	11	(53)	62
Net recognized investment gains (losses) on mortgage loans	(1,875)	204	(3,219)	2,003
Net derivative gains (losses)	(1,399)	1,633	293	(954)
Provision for credit losses	(82)	(19)	(95)	(83)
Other gains (losses), net	521	521	1,501	(1,707)
Investment related gains (losses)	$(3,418)	$2,254	$(2,507)	$1,421

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $4,790 million and $9,177 million for the three months ended September 30, 2026 and 2025, respectively, and $23,252 million and $23,987 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Trading securities	$(342)	$73	$(468)	$209
Equity securities	(22)	11	(30)	46

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Repurchase Agreements

The following table summarizes the remaining contractual maturities of repurchase agreements:

(In millions)	September 30, 2026	December 31, 2025
Overnight and continuous	$329	$—
Less than 30 days	—	2,796
91 days to 1 year	1,269	—
Greater than 1 year	1,975	3,247
Payables for repurchase agreements	$3,573	$6,043

The following table summarizes the securities pledged as collateral for repurchase agreements:

	September 30, 2026		December 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$—	$—	$2,780	$2,787
Foreign governments	259	171	241	185
Corporate	2,630	2,180	2,022	1,785
CLO	578	572	611	608
ABS	516	492	584	568
CMBS	219	220	197	198
RMBS	88	87	93	94
Total securities pledged under repurchase agreements	$4,290	$3,722	$6,528	$6,225

As of December 31, 2025, $907 million of repurchase agreements were presented net of reverse repurchase agreements on the condensed consolidated statements of financial condition, and the agreements were net settled during the first quarter of 2026.

Reverse Repurchase Agreements

As of September 30, 2026 and December 31, 2025, amounts loaned under reverse repurchase agreements were $117 million and $1,067 million, respectively, and the fair value of the collateral was $510 million of asset-backed securities and $1,822 million of asset-backed securities and short-term investments, respectively.

Mortgage Loans, including related parties and consolidated VIEs

Mortgage loans include both commercial and residential loans. Athene has elected the fair value option on its mortgage loan portfolio. See note 7 for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	September 30, 2026	December 31, 2025
Commercial mortgage loans	$47,464	$38,869
Commercial mortgage loans under development	2,524	1,787
Total commercial mortgage loans	49,988	40,656
Mark to fair value	(2,251)	(1,585)
Commercial mortgage loans	47,737	39,071
Residential mortgage loans	56,450	55,613
Mark to fair value	(1,151)	860
Residential mortgage loans	55,299	56,473
Mortgage loans	$103,036	$95,544

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region is as follows:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Apartment	$15,567	32.6%	$15,458	39.5%
Industrial	9,744	20.4%	8,778	22.5%
Office building	6,327	13.3%	4,530	11.6%
Hotels	4,842	10.1%	2,773	7.1%
Retail	2,655	5.6%	2,061	5.3%
Other commercial	8,602	18.0%	5,471	14.0%
Total commercial mortgage loans	$47,737	100.0%	$39,071	100.0%

U.S. region
East North Central	$2,476	5.2%	$1,883	4.8%
East South Central	380	0.8%	447	1.1%
Middle Atlantic	10,504	22.0%	9,323	23.9%
Mountain	1,860	3.9%	1,605	4.1%
New England	1,220	2.6%	1,088	2.8%
Pacific	5,881	12.3%	6,021	15.4%
South Atlantic	8,655	18.1%	6,919	17.7%
West North Central	729	1.5%	842	2.2%
West South Central	4,184	8.8%	3,175	8.1%
Total U.S. region	35,889	75.2%	31,303	80.1%
International region
United Kingdom	5,675	11.9%	3,085	7.9%
Other international[1]	6,173	12.9%	4,683	12.0%
Total international region	11,848	24.8%	7,768	19.9%
Total commercial mortgage loans	$47,737	100.0%	$39,071	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Athene’s residential mortgage loan portfolio primarily consists of first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	September 30, 2026	December 31, 2025
U.S. States
California	22.8%	23.0%
Texas	15.0%	15.2%
Florida	10.6%	10.6%
Other[1]	43.1%	42.5%
Total U.S. residential mortgage loan percentage	91.5%	91.3%
International[1]	8.5%	8.7%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes Athene’s investment funds, including related parties and consolidated VIEs:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Investment funds
Equity	$350	1.1%	$108	0.4%
Investment funds – related parties
Origination platforms	38	0.1%	33	0.1%
Retirement services platforms	2,534	7.8%	1,538	5.9%
Equity	264	0.8%	260	1.0%
Credit	344	1.1%	313	1.2%
Other	99	0.3%	5	—%
Total investment funds – related parties	3,279	10.1%	2,149	8.2%
Investment funds – consolidated VIEs
Origination platforms	10,563	32.3%	9,067	34.7%
Equity	12,835	39.3%	9,553	36.5%
Credit	2,729	8.3%	3,682	14.1%
Other	2,907	8.9%	1,586	6.1%
Total investment funds – consolidated VIEs	29,034	88.8%	23,888	91.4%
Total investment funds, including related parties and consolidated VIEs	$32,663	100.0%	$26,145	100.0%

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Concentrations—The following table presents investment concentrations for Retirement Services in excess of 10% of total Apollo Global Management, Inc. stockholders’ equity:

(In millions)	September 30, 2026
Investment-grade ABS debt issued by AP Falcon Holdings, LLC	$3,763
Investment-grade corporate debt issued by Paramount Skydance Corporation	3,579
Investments in Athora Holding Ltd.[1]	3,178
Investment-grade ABS debt issued by SVF II Finco Cayman L.P.	3,097
Investment-grade ABS debt issued by Fox Hedge L.P.	3,029
Investment-grade ABS debt issued by AMAPS 2, LLC[1]	3,000
Investment-grade ABS debt issued by AMAPS 3, LLC[1]	2,995
Investment-grade ABS debt issued by AMAPS 5, LLC[1]	2,953
Investment-grade ABS debt issued by AMAPS 4, LLC[1]	2,837
Investments in Valor Compute Infrastructure L.P.	2,779
Investment-grade ABS debt issued by AMAPS 6, LLC[1]	2,684
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,612
Investment-grade ABS debt issued by AMAPS 1, LLC[1]	2,544
Investment-grade ABS debt issued by Atlas Secured Advance Funding L.P.[1]	1,975
Investments in ABS debt issued by Warehouse Halifax Funding, L.P.[1]	1,913
Investment-grade corporate debt issued by Électricité de France SA	1,836
Investment-grade corporate debt issued by AT&T	1,786
Investment-grade ABS debt issued by Atlas Securitized Products Funding 1, L.P.[1]	1,778
Investments in corporate debt issued by SoftBank Group Corp.	1,749
Investment-grade ABS debt issued by Stonepeak Wallaby I Holdings LP	1,627

December 31, 2025
Investment-grade ABS debt issued by AP Grange Holdings, LLC (“AP Grange”)[2]	$5,080
Investment-grade ABS debt issued by Atlas Securitized Products Funding 1, L.P.[1]	3,304
Investment-grade ABS debt issued by Fox Hedge L.P.	3,171
Investment-grade ABS debt issued by AMAPS 2, LLC[1]	3,000
Investment-grade ABS debt issued by AP Alkaios (Luxembourg) S.à.r.l.	2,791
Investment-grade ABS debt issued by AMAPS 1, LLC[1]	2,550

Note: Investments included in the table above are determined based on total Apollo Global Management, Inc. stockholders’ equity as of the respective period end date. Total Apollo Global Management, Inc. stockholders’ equity was $15.9 billion, $21.0 billion, $20.0 billion and $23.3 billion, as of September 30, 2026, June 30, 2026, March 31, 2026 and December 31, 2025, respectively.

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

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	29,398	$534	$501	26,437	$560	$868
Forwards	1,119	73	8	2,302	81	34
Interest rate swaps	3,547	37	269	4,347	86	242
Forwards on net investments	224	6	—	234	—	—
Interest rate swaps	45,895	9	404	31,252	129	30
Total derivatives designated as hedges		659	1,182		856	1,174
Derivatives not designated as hedges
Equity options	115,246	8,323	735	97,259	6,905	170
Futures	73	128	—	890	192	1
Foreign currency swaps	30,352	490	417	19,248	230	744
Interest rate swaps and forwards	27,798	166	1,240	14,606	72	295
Other swaps	3,891	230	13	2,845	78	2
Foreign currency forwards	38,576	954	3,170	47,486	857	3,356
Embedded derivatives
Funds withheld, including related parties		(3,333)	(132)		(2,765)	150
Interest sensitive contract liabilities		—	16,413		—	14,749
Total derivatives not designated as hedges		6,958	21,856		5,569	19,467
Total derivatives		$7,617	$23,038		$6,425	$20,641

Derivatives Designated as Hedges

Cash Flow Hedges

Athene uses interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by January 2036. During the three months ended September 30, 2026 and 2025, Athene recognized losses of $291 million and gains of $14 million, respectively, in other comprehensive income (“OCI”) associated with these hedges. During the nine months ended September 30, 2026 and 2025, Athene recognized losses of $439 million and gains of $186 million, respectively, in OCI associated with these hedges. There were no amounts deemed ineffective during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, Athene expected an estimated $95 million of losses to be reclassified to income within the next 12 months based on current market economics; however, actual amounts recognized may vary as a result of changes in relevant market conditions.

Fair Value Hedges

Athene uses foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date. The amortized cost of AFS debt securities in qualifying fair value hedges of foreign currency risk was $20.0 billion and $21.3 billion as of September 30, 2026 and December 31, 2025, respectively. The carrying value of interest sensitive contract liabilities in qualifying fair value hedges of foreign currency swaps was $8.9 billion and $8.4 billion as of September 30, 2026 and December 31, 2025, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the carrying amount and the cumulative amount of fair value hedging adjustments of hedged liabilities, excluding liabilities solely hedging foreign currency risk and cumulative amounts related to foreign currency gains (losses):

	September 30, 2026		December 31, 2025
(In millions)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged liabilities	Cumulative amount of fair value hedging gains (losses)
Interest sensitive contract liabilities
Foreign currency interest rate swaps	$3,362	$79	$4,271	$77
Interest rate swaps	36,427	1,081	19,175	(20)

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended September 30, 2026
Investment related gains (losses)
Foreign currency forwards	$2	$(2)	$—	$4	$—
Foreign currency swaps	81	(76)	5	—	—
Foreign currency interest rate swaps	(15)	33	18	—	—
Interest rate swaps	(877)	803	(74)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	22	(20)	2	—	—
Three months ended September 30, 2025
Investment related gains (losses)
Foreign currency forwards	15	(25)	(10)	8	—
Foreign currency swaps	(9)	29	20	—	—
Foreign currency interest rate swaps	(34)	13	(21)	—	—
Interest rate swaps	24	(17)	7	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	23	(23)	—	—	—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

				Amounts excluded
(In millions)	Derivatives	Hedged items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Nine months ended September 30, 2026
Investment related gains (losses)
Foreign currency forwards	$47	$(44)	$3	$20	$—
Foreign currency swaps	322	(330)	(8)	—	—
Foreign currency interest rate swaps	(83)	112	29	—	—
Interest rate swaps	(1,176)	1,103	(73)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	67	(64)	3	—	—
Nine months ended September 30, 2025
Investment related gains (losses)
Foreign currency forwards	(335)	307	(28)	27	—
Foreign currency swaps	(1,022)	1,087	65	—	—
Foreign currency interest rate swaps	447	(451)	(4)	—	—
Interest rate swaps	218	(191)	27	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	71	(70)	1	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Foreign currency forwards	$—	$12	$(2)	$41
Foreign currency swaps	(215)	41	(171)	61

Net Investment Hedges

Athene uses foreign currency forwards to hedge the foreign currency exchange rate risk of its investments in subsidiaries that have a reporting currency other than the U.S. dollar. Hedge effectiveness is assessed based on the changes in forward rates. During the three months ended September 30, 2026 and 2025, these derivatives had gains of $1 million and $8 million, respectively. During the nine months ended September 30, 2026 and 2025, these derivatives had gains of $4 million and losses of $14 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of September 30, 2026 and December 31, 2025, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $18 million and $14 million, respectively. During the three and nine months ended September 30, 2026 and 2025, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Equity options	$88	$1,627	$1,780	$1,562
Futures	(22)	123	44	107
Foreign currency swaps	61	108	614	(1,180)
Interest rate swaps and forwards and other swaps	(704)	(17)	(853)	(154)
Foreign currency forwards	449	(361)	237	(972)
Embedded derivatives on funds withheld	(466)	149	(659)	348
Amounts recognized in investment related gains (losses)	(594)	1,629	1,163	(289)
Embedded derivatives in indexed annuity products[1]	692	(1,260)	88	(1,144)
Total gains (losses) on derivatives not designated as hedges	$98	$369	$1,251	$(1,433)

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

The estimated fair value of Athene’s net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated statements of financial condition
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2026
Derivative assets	$10,950	$(3,330)	$(7,525)	$95	$(146)	$(51)
Derivative liabilities	(6,757)	3,330	2,684	(743)	843	100

December 31, 2025
Derivative assets	$9,190	$(2,602)	$(5,908)	$680	$(889)	$(209)
Derivative liabilities	(5,742)	2,602	2,491	(649)	561	(88)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated statements of financial condition. As of September 30, 2026 and December 31, 2025, amounts not subject to master netting or similar agreements were immaterial.

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

Certain derivative instruments contain provisions for credit-related events, such as a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, Athene may be required to settle an outstanding liability. Athene has written credit default swaps primarily on high-yield indices, with a weighted average expected term of 3.8 years as of September 30, 2026. As of September 30, 2026 and December 31, 2025, the carrying value of these derivatives was $226 million and $76 million in assets, respectively, and $8 million and less than $1 million of liabilities, respectively. As of September 30, 2026 and December 31, 2025, the maximum amount of potential future payments on the credit default swaps was $2,460 million and $510 million, respectively.

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

As of September 30, 2026, cash and cash equivalents of consolidated VIEs includes $67 million of restricted cash held in escrow related to the sale of an investment, which is expected to be released over the next nine months.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other assets of the consolidated VIEs include short-term receivables due from investments sold and interest receivables. Accounts payable, accrued expenses, and other liabilities of consolidated VIEs include other obligations, profit sharing payable and other short-term payables.

Results from certain consolidated VIEs are reported on up to a three-month lag based upon the availability of financial information.

Consolidated Variable Interest Entities—Asset Management

The following table presents the investments of the consolidated VIEs:

(In millions)	September 30, 2026	December 31, 2025
Investments, at fair value	$3,946	$3,078
Equity method investments	134	112
Performance allocations	243	314
Other investments	5	5
Total Investments of Consolidated VIEs – Asset Management	$4,328	$3,509

The following table presents net gains (losses) from investment activities of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Net gains (losses) from investment activities	$(6)	$30	$(28)	$246
Net gains (losses) from debt	(2)	—	33	—
Interest and other income	41	35	130	74
Interest and other expenses	(53)	(30)	(177)	(70)
Net gains (losses) from investment activities of consolidated variable interest entities	$(20)	$35	$(42)	$250

In addition, we recognize revenues and expenses of certain consolidated VIEs within management fees, investment income (loss), compensation and benefits and general, administrative and other. The following table presents revenues, expenses and other gains (losses) related to the activities of these VIEs.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Revenues	$64	$22	$49	$107
Expenses	56	9	117	20
Other gains (losses)	(5)	(3)	(11)	(21)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the principal provisions of debt and other liabilities of consolidated VIEs:

	September 30, 2026			December 31, 2025
(In millions, except percentages)	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Asset Management[1]
Debt – Secured borrowings	$500	5.70%	6.98	$—	N/A	N/A
Other liabilities
Subscription lines	1,615	5.77%	0.09	1,443	5.66%	0.24
Other debt obligations	389	11.00%	0.19	—	N/A	N/A
Total – Asset Management	$2,504			$1,443

[1] The debt and other liabilities of the consolidated VIEs may be satisfied only from the assets of each respective vehicle, and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of September 30, 2026, the Company was not aware of any instances of non-compliance with any of these covenants.

Credit Default Swap

During the third quarter of 2026, ACMP entered into a credit default swap, which provides credit protection to an Apollo-managed fund on notes that are serviced by lease payments, but is nonrecourse to AGM or its consolidated subsidiaries excluding ACMP. Upon certain credit-related events, such as bankruptcy or failure to pay, ACMP would receive the notes outstanding in exchange for par plus 50% of accrued interest and could recover amounts paid from the value of the notes received. The credit default swap has an expected term of five years. The maximum potential amount of future undiscounted payments is $500 million. The fair value of the credit default swap was $15 million as of September 30, 2026, and is included in other liabilities of consolidated VIEs on the condensed consolidated statements of financial position.

Consolidated Variable Interest Entities—Retirement Services

The following summarizes the statements of operations activity of the consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Trading securities	$16	$54	$96	$155
Mortgage loans	22	41	79	122
Investment funds	—	7	6	28
Investment expenses and other	(2)	(5)	(11)	(36)
Net investment income	36	97	170	269

Net recognized investment gains (losses) on trading securities	(12)	6	(53)	12
Net recognized investment gains on mortgage loans	2	8	8	15
Net recognized investment gains on investment funds	615	513	1,713	1,453
Net other gains	40	30	42	47
Investment related gains (losses)	645	557	1,710	1,527
Revenues of consolidated variable interest entities	$681	$654	$1,880	$1,796

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unconsolidated Variable Interest Entities—Asset Management

The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

(In millions)	September 30, 2026	December 31, 2025
Maximum Loss Exposure[1]	$943	$453

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2026		December 31, 2025
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$350	$653	$108	$458
Investment in related parties – investment funds	3,279	4,419	2,149	5,859
Assets of consolidated VIEs – investment funds	29,034	34,702	23,888	29,804
Investment in fixed maturity securities	81,144	86,600	84,397	87,995
Investment in related parties – fixed maturity securities	35,632	42,781	24,184	26,717
Investment in related parties – equity securities	—	—	266	266
Total non-consolidated investments	$149,439	$169,155	$134,992	$151,099

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. Fair Value

Fair Value Measurements of Financial Instruments

The following summarizes the Company’s financial assets and liabilities recorded at fair value hierarchy level:

	September 30, 2026
(In millions)	Level 1	Level 2	Level 3		NAV	Total
Assets
Asset Management
Cash and cash equivalents	$4,004	$—	$—		$—	$4,004
Restricted cash and cash equivalents	3	—	—		—	3
Cash and cash equivalents of consolidated VIEs	253	—	—		—	253
Investments	94	214	1,667	[1]	203	2,178
Investments of consolidated VIEs	32	14	2,654		1,246	3,946
Derivative assets[3]	—	20	—		—	20
Total Assets – Asset Management	4,386	248	4,321		1,449	10,404
Retirement Services
AFS Securities
U.S. government and agencies	24,576	—	—		—	24,576
U.S. state, municipal and political subdivisions	—	462	—		—	462
Foreign governments	—	1,644	—		—	1,644
Corporate	33	88,988	5,079		—	94,100
CLO	—	17,199	—		—	17,199
ABS	—	9,787	34,643		—	44,430
CMBS	—	11,258	29		—	11,287
RMBS	—	7,336	139		—	7,475
Total AFS securities	24,609	136,674	39,890		—	201,173
Trading securities	23	5,374	325		—	5,722
Equity securities	167	415	3		—	585
Mortgage loans	—	—	99,675		—	99,675
Funds withheld at interest – embedded derivative	—	—	(2,846)		—	(2,846)
Derivative assets	158	10,789	3		—	10,950
Short-term investments	—	8	—		—	8
Other investments	—	1,355	519		—	1,874
Cash and cash equivalents	17,326	—	—		—	17,326
Restricted cash and cash equivalents	1,066	—	—		—	1,066
Investments in related parties
AFS securities
Corporate	—	2,263	974		—	3,237
CLO	—	5,121	1,334		—	6,455
ABS	—	1,096	27,635		—	28,731
CMBS	—	111	—		—	111
Total AFS securities – related parties	—	8,591	29,943		—	38,534
Trading securities	—	—	1,257		—	1,257
Mortgage loans	—	—	1,525		—	1,525
Investment funds	—	—	2,327		—	2,327
Funds withheld at interest – embedded derivative	—	—	(487)		—	(487)
Other investments	—	—	319		—	319
Reinsurance recoverable	—	—	1,812		—	1,812
Other assets[5]	—	—	171		—	171
(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2026
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Assets of consolidated VIEs
Trading securities	—	—	885	—	885
Mortgage loans	—	—	1,836	—	1,836
Investment funds	—	—	287	28,538	28,825
Cash and cash equivalents	199	—	—	—	199
Total Assets – Retirement Services	43,548	163,206	177,444	28,538	412,736
Total Assets	$47,934	$163,454	$181,765	$29,987	$423,140
Liabilities
Asset Management
Due to related parties[2]	$—	$—	$28	$—	$28
Contingent consideration obligations[4]	—	—	50	—	50
Derivative liabilities[3]	—	4	—	—	4
Other liabilities of consolidated VIEs, at fair value	—	—	21	—	21
Total Liabilities – Asset Management	—	4	99	—	103
Retirement Services
Interest sensitive contract liabilities
Embedded derivative	—	—	16,413	—	16,413
Universal life benefits	—	—	678	—	678
Future policy benefits
AmerUs Life Insurance Company (“AmerUs”) Closed Block	—	—	985	—	985
Indianapolis Life Insurance Company (“ILICO”) Closed Block and life benefits	—	—	489	—	489
Market risk benefits[5]	—	—	4,668	—	4,668
Derivative liabilities	86	6,531	140	—	6,757
Other liabilities	—	—	(66)	—	(66)
Total Liabilities – Retirement Services	86	6,531	23,307	—	29,924
Total Liabilities	$86	$6,535	$23,406	$—	$30,027

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

(Concluded)
[1] Investments as of September 30, 2026 and December 31, 2025 exclude $274 million and $235 million, respectively, of performance allocations classified as Level 3 related to certain investments for which the Company elected the fair value option.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Level 3 Financial Instruments

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3:

	September 30, 2026
	Fair Value (In millions)	Valuation Technique	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Asset Management
Investments	$1,319	Discounted cash flow	Discount rate	7.0% – 52.8%	16.0%	[1]
	100	Option model	Volatility rate	60.0%	60.0%
	248	Adjusted transaction value	N/A	N/A	N/A
Investments of consolidated VIEs
Bank loans	503	Discounted cash flow	Discount rate	6.4% – 15.8%	10.6%	[1]
	181	Adjusted transaction value	N/A	N/A	N/A
Equity securities	325	Discounted cash flow	Discount rate	13.9%	13.9%
	176	Direct capitalization	Capitalization rate	7.2%	7.2%
	72	Adjusted transaction value	N/A	N/A	N/A
	2	Option model	Volatility rate	110.0% – 190.0%	154.2%	[1]
Bonds	1,395	Discounted cash flow	Discount rate	6.7% – 11.3%	7.1%	[1]
Retirement Services
AFS, trading and equity securities	60,543	Discounted cash flow	Discount rate	3.9% – 23.5%	7.3%	[1]
Mortgage loans[2]	102,821	Discounted cash flow	Discount rate	1.7% – 38.8%	7.4%	[1]
	215	Recoverability	Estimated proceeds	N/A	N/A
Investment funds[2]	2,327	Discounted cash flow	Discount rate	14.0% – 14.8%	14.0%	[1]
	287	Recoverability	Estimated proceeds	N/A	N/A
Financial Liabilities
Asset Management
Contingent consideration obligations	50	Discounted cash flow	Discount rate	22.0% – 27.0%	26.2%	[1]
Due to related parties	28	Adjusted transaction value	N/A	N/A	N/A
Liabilities of Consolidated VIEs
Other Liabilities	2	Adjusted transaction value	N/A	N/A	N/A
	19	Discounted cash flow	Discount rate	6.8% – 13.1%	9.5%	[1]
Retirement Services
Interest sensitive contract liabilities – indexed annuities embedded derivatives	16,413	Discounted cash flow	Nonperformance risk	0.4% – 1.1%	0.7%	[3]
			Option budget	0.5% – 5.9%	3.6%	[4]
			Surrender rate	7.3% – 15.2%	11.1%	[4]

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended September 30, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,539	$5	$—	$54	$69	$1,667	$20	$—
Investments of consolidated VIEs	2,766	(9)	—	(130)	27	2,654	(10)	—
Total Level 3 assets – Asset Management	$4,305	$(4)	$—	$(76)	$96	$4,321	$10	$—
Assets – Retirement Services
AFS securities
Corporate	$4,653	$2	$(64)	$1,947	$(1,459)	$5,079	$(1)	$(64)
ABS	23,932	(6)	(979)	9,468	2,228	34,643	(25)	(998)
CMBS	30	—	(1)	—	—	29	—	(1)
RMBS	381	2	(1)	(243)	—	139	—	—
Trading securities	160	(13)	—	176	2	325	(15)	—
Equity securities	7	(4)	—	—	—	3	(4)	—
Mortgage loans	99,974	(1,846)	—	1,547	—	99,675	(1,885)	—
Funds withheld at interest – embedded derivative	(2,404)	(442)	—	—	—	(2,846)	—	—
Derivative assets	3	—	—	—	—	3	—	—
Short-term investments	1	—	—	(1)	—	—	—	—
Other investments	655	—	—	(136)	—	519	—	—
Investments in related parties
AFS securities
Corporate	982	—	(5)	(3)	—	974	—	(5)
CLO	1,334	—	—	—	—	1,334	—	—
ABS	21,766	(1)	(109)	6,025	(46)	27,635	—	(113)
Trading securities	1,290	(55)	—	22	—	1,257	(42)	—
Mortgage loans	1,549	(30)	—	6	—	1,525	(29)	—
Investment funds	2,311	16	—	—	—	2,327	17	—
Funds withheld at interest – embedded derivative	(347)	(140)	—	—	—	(487)	—	—
Other investments	333	(14)	—	—	—	319	(14)	—
Reinsurance recoverable	1,920	(146)	—	38	—	1,812	—	—
Assets of consolidated VIEs
Trading securities	1,509	(19)	—	(605)	—	885	(13)	—
Mortgage loans	2,058	(34)	—	(188)	—	1,836	(34)	—
Investment funds	290	(3)	—	—	—	287	(3)	—
Total Level 3 assets – Retirement Services	$162,387	$(2,733)	$(1,159)	$18,053	$725	$177,273	$(2,048)	$(1,181)

(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Liabilities – Asset Management
Due to related parties	$54	$(1)	$—	$(25)	$—	$28	$—	$—
Contingent consideration obligations	56	(5)	—	(1)	—	50	—	—
Other liabilities of consolidated VIEs	7	13	—	1	—	21	—	—
Total Level 3 liabilities – Asset Management	$117	$7	$—	$(25)	$—	$99	$—	$—
Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(16,384)	$692	$—	$(721)	$—	$(16,413)	$—	$—
Universal life benefits	(742)	64	—	—	—	(678)	—	—
Future policy benefits
AmerUs Closed Block	(1,054)	69	—	—	—	(985)	—	—
ILICO Closed Block and life benefits	(510)	21	—	—	—	(489)	—	—
Derivative liabilities	(8)	(132)	—	—	—	(140)	—	—
Other liabilities	(174)	240	—	—	—	66	—	—
Total Level 3 liabilities – Retirement Services	$(18,872)	$954	$—	$(721)	$—	$(18,639)	$—	$—
[1] Related to instruments held at end of period.							(Concluded)

	Three months ended September 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,149	$10	$—	$51	$—	$1,210	$20	$—
Investments of consolidated VIEs	1,887	25	—	1,925	(134)	3,703	(5)	—
Total Level 3 assets – Asset Management	$3,036	$35	$—	$1,976	$(134)	$4,913	$15	$—
Assets – Retirement Services
AFS securities
Foreign governments	$23	$—	$—	$—	$—	$23	$—	$—
Corporate	7,392	(29)	7	321	(1,208)	6,483	(5)	29
ABS	14,144	(8)	52	3,346	(547)	16,987	2	37
RMBS	498	4	1	(14)	—	489	—	1
Trading securities	18	(5)	—	(1)	—	12	(5)	—
Equity securities	8	(1)	—	—	—	7	—	—
Mortgage loans	77,289	166	—	4,436	—	81,891	173	—
Funds withheld at interest – embedded derivative	(2,743)	270	—	—	—	(2,473)	—	—
Derivative assets	1	1	—	—	—	2	—	—
Short-term investments	12	—	—	6	—	18	—	—
Other investments	741	—	—	128	—	869	(1)	—
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,204	$(5)	$—	$417	$51	$1,667	$67	$—
Investments of consolidated VIEs	2,939	(50)	—	629	(864)	2,654	(52)	—
Total Level 3 assets – Asset Management	$4,143	$(55)	$—	$1,046	$(813)	$4,321	$15	$—

Assets – Retirement Services
AFS securities
Foreign governments	$12	$—	$—	$(1)	$(11)	$—	$—	$—
Corporate	6,650	3	(170)	2,885	(4,289)	5,079	(10)	(107)
ABS	22,207	(82)	(1,116)	14,117	(483)	34,643	(121)	(1,102)
CMBS	41	—	(1)	(11)	—	29	—	(2)
RMBS	439	10	(1)	(309)	—	139	—	5
Trading securities	18	(13)	—	318	2	325	(15)	—
Equity securities	8	(5)	—	—	—	3	(4)	—
Mortgage loans	91,918	(3,230)	—	10,971	16	99,675	(3,428)	—
Funds withheld at interest – embedded derivative	(2,409)	(437)	—	—	—	(2,846)	—	—
Derivative assets	2	1	—	—	—	3	—	—
Other investments	761	—	—	(242)	—	519	—	—
Investments in related parties
AFS securities
Corporate	1,200	—	4	(230)	—	974	—	(7)
CLO	1,333	—	1	—	—	1,334	—	—
ABS	15,277	(7)	(144)	12,383	126	27,635	—	(154)
Trading securities	454	(94)	—	878	19	1,257	(66)	—
Equity securities	266	(4)	—	(262)	—	—	—	—
Mortgage loans	1,486	(37)	—	76	—	1,525	(38)	—
Investment funds	1,318	8	—	1,001	—	2,327	8	—
Funds withheld at interest – embedded derivative	(356)	(131)	—	—	—	(487)	—	—
Other investments	344	(25)	—	—	—	319	(25)	—
Reinsurance recoverable	1,911	(201)	—	102	—	1,812	—	—
Assets of consolidated VIEs
Trading securities	2,437	(86)	—	(514)	(952)	885	(51)	—
Mortgage loans	2,140	(18)	—	(168)	(118)	1,836	(18)	—
Investment funds	286	1	—	—	—	287	1	—
Total Level 3 assets – Retirement Services	$147,743	$(4,347)	$(1,427)	$40,994	$(5,690)	$177,273	$(3,767)	$(1,367)
								(Continued)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2026
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Liabilities – Asset Management
Due to related parties	$—	$(5)	$—	$33	$—	$28	$—	$—
Contingent consideration obligations	72	(4)	—	(18)	—	50	—	—
Other liabilities of consolidated VIEs	—	18	—	3	—	21	—	—
Total Level 3 liabilities – Asset Management	$72	$9	$—	$18	$—	$99	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities
Embedded derivative	$(14,749)	$88	$—	$(1,752)	$—	$(16,413)	$—	$—
Universal life benefits	(766)	88	—	—	—	(678)	—	—
Future policy benefits
AmerUs Closed Block	(1,085)	100	—	—	—	(985)	—	—
ILICO Closed Block and life benefits	(530)	41	—	—	—	(489)	—	—
Derivative liabilities	—	(140)	—	—	—	(140)	—	—
Other liabilities	(254)	298	—	22	—	66	—	—
Total Level 3 liabilities – Retirement Services	$(17,384)	$475	$—	$(1,730)	$—	$(18,639)	$—	$—

[1] Related to instruments held at end of period.							(Concluded)

	Nine months ended September 30, 2025
		Total realized and unrealized gains (losses)
(In millions)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales and Settlements	Net Transfers In (Out)	Ending Balance	Total Gains (Losses) Included in Earnings[1]	Total Gains (Losses) Included in OCI[1]
Assets – Asset Management
Investments and derivative assets	$1,081	$59	$—	$70	$—	$1,210	$9	$—
Investments of consolidated VIEs	2,258	328	—	1,918	(801)	3,703	(34)	—
Total Level 3 assets – Asset Management	$3,339	$387	$—	$1,988	$(801)	$4,913	$(25)	$—
Assets – Retirement Services
AFS securities
Foreign governments	$29	$(1)	$—	$(5)	$—	$23	$—	$—
Corporate	4,321	41	85	3,392	(1,356)	6,483	29	109
ABS	16,529	(3)	525	5,191	(5,255)	16,987	2	519
CMBS	—	(23)	(4)	28	(1)	—	—	—
RMBS	256	13	2	267	(49)	489	—	1
Trading securities	22	(5)	—	9	(14)	12	(9)	—
Equity securities	27	(2)	—	(18)	—	7	(1)	—
Mortgage loans	63,239	1,938	—	16,714	—	81,891	1,887	—
Funds withheld at interest – embedded derivative	(3,035)	562	—	—	—	(2,473)	—	—
Derivative assets	1	1	—	—	—	2	—	—
Short-term investments	169	—	—	(150)	(1)	18	—	—
Other investments	895	2	—	(28)	—	869	(2)	—
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended September 30, 2026
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$293	$—	$(239)	$—	$54	$69	$—	$69
Investments of consolidated VIEs	438	—	(568)	—	(130)	500	(473)	27
Total Level 3 assets – Asset Management	$731	$—	$(807)	$—	$(76)	$569	$(473)	$96

Assets – Retirement Services
AFS securities
Corporate	$2,017	$—	$(25)	$(45)	$1,947	$46	$(1,505)	$(1,459)
ABS	9,835	—	(45)	(322)	9,468	2,548	(320)	2,228
RMBS	—	—	—	(243)	(243)	—	—	—
Trading securities	177	—	—	(1)	176	2	—	2
Mortgage loans	6,160	—	(27)	(4,586)	1,547	—	—	—
Short-term investments	—	—	—	(1)	(1)	—	—	—
Other investments	—	—	—	(136)	(136)	—	—	—
Investments in related parties
AFS securities
Corporate	—	—	—	(3)	(3)	—	—	—
ABS	6,590	—	(96)	(469)	6,025	154	(200)	(46)
Trading securities	48	—	—	(26)	22	—	—	—
Mortgage loans	88	—	—	(82)	6	—	—	—
Reinsurance recoverable	—	45	—	(7)	38	—	—	—
Assets of consolidated VIEs
Trading securities	—	—	(605)	—	(605)	—	—	—
Mortgage loans	—	—	(161)	(27)	(188)	—	—	—
Total Level 3 assets – Retirement Services	$24,915	$45	$(959)	$(5,948)	$18,053	$2,750	$(2,025)	$725

Liabilities – Asset Management
Due to related parties	$—	$—	$—	$(25)	$(25)	$—	$—	$—
Contingent consideration obligations	—	—	—	(1)	(1)	—	—	—
Other liabilities of consolidated VIEs	—	1	—	—	1	—	—	—
Total Level 3 liabilities – Asset Management	$—	$1	$—	$(26)	$(25)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(1,054)	$—	$333	$(721)	$—	$—	$—
Total Level 3 liabilities – Retirement Services	$—	$(1,054)	$—	$333	$(721)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$54	$—	$(3)	$—	$51	$—	$—	$—
Investments of consolidated VIEs	2,530	—	(605)	—	1,925	—	(134)	(134)
Total Level 3 assets – Asset Management	$2,584	$—	$(608)	$—	$1,976	$—	$(134)	$(134)

Assets – Retirement Services
AFS securities
Corporate	$479	$—	$(94)	$(64)	$321	$125	$(1,333)	$(1,208)
ABS	4,385	—	(3)	(1,036)	3,346	—	(547)	(547)
RMBS	18	—	—	(32)	(14)	—	—	—
Trading securities	—	—	—	(1)	(1)	—	—	—
Mortgage loans	8,160	—	—	(3,724)	4,436	—	—	—
Short-term investments	18	—	—	(12)	6	—	—	—
Other investments	199	—	—	(71)	128	—	—	—
Investments in related parties
AFS securities
Corporate	102	—	—	(2)	100	3	—	3
CLO	—	—	—	(373)	(373)	—	—	—
ABS	3,712	—	(179)	(550)	2,983	—	(8)	(8)
Trading securities	28	—	—	(12)	16	1	—	1
Mortgage loans	75	—	—	(5)	70	—	—	—
Reinsurance recoverable	—	56	—	(4)	52	—	—	—
Assets of consolidated VIEs
Trading securities	30	—	(486)	—	(456)	80	—	80
Mortgage loans	32	—	(436)	(60)	(464)	—	(1)	(1)
Investment funds	—	—	(1)	—	(1)	—	—	—
Other investments	301	—	—	—	301	—	(5)	(5)
Total Level 3 assets – Retirement Services	$17,539	$56	$(1,199)	$(5,946)	$10,450	$209	$(1,894)	$(1,685)

Liabilities - Asset Management
Contingent consideration obligations	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(5)	$(5)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities - embedded derivative	$—	$(1,002)	$—	$239	$(763)	$—	$—	$—
Other liabilities	—	—	—	85	85	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(1,002)	$—	$324	$(678)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2026
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$2,300	$—	$(1,883)	$—	$417	$75	$(24)	$51
Investments of consolidated VIEs	4,434	—	(3,805)	—	629	501	(1,365)	(864)
Total Level 3 assets – Asset Management	$6,734	$—	$(5,688)	$—	$1,046	$576	$(1,389)	$(813)

Assets – Retirement Services
AFS securities
Foreign governments	$5	$—	$—	$(6)	$(1)	$—	$(11)	$(11)
Corporate	3,396	—	(262)	(249)	2,885	46	(4,335)	(4,289)
ABS	15,523	—	(122)	(1,284)	14,117	2,600	(3,083)	(483)
CMBS	11	—	(22)	—	(11)	—	—	—
RMBS	—	—	—	(309)	(309)	—	—	—
Trading securities	323	—	(2)	(3)	318	4	(2)	2
Mortgage loans	25,302	—	(344)	(13,987)	10,971	16	—	16
Short-term investments	2	—	—	(2)	—	—	—	—
Other investments	—	—	—	(242)	(242)	—	—	—
Investments in related parties
AFS securities
Corporate	1	—	—	(231)	(230)	—	—	—
ABS	18,129	—	(1,047)	(4,699)	12,383	326	(200)	126
Trading securities	976	—	—	(98)	878	19	—	19
Equity securities	—	—	—	(262)	(262)	—	—	—
Mortgage loans	311	—	—	(235)	76	—	—	—
Investment funds	1,006	—	(5)	—	1,001	—	—	—
Reinsurance recoverable	—	122	—	(20)	102	—	—	—
Assets of consolidated VIEs
Trading securities	195	—	(709)	—	(514)	—	(952)	(952)
Mortgage loans	347	—	(225)	(290)	(168)	—	(118)	(118)
Total Level 3 assets – Retirement Services	$65,527	$122	$(2,738)	$(21,917)	$40,994	$3,011	$(8,701)	$(5,690)

Liabilities – Asset Management
Due to related parties	$—	$87	$—	$(54)	$33	$—	$—	$—
Contingent consideration obligations	—	—	—	(18)	(18)	—	—	—
Other liabilities of consolidated VIEs	—	6	—	(3)	3	—	—	—
Total Level 3 liabilities – Asset Management	$—	$93	$—	$(75)	$18	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(2,672)	$—	$920	$(1,752)	$—	$—	$—
Other liabilities	—	—	—	22	22	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(2,672)	$—	$942	$(1,730)	$—	$—	$—

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2025
(In millions)	Purchases	Issuances	Sales	Settlements	Net Purchases, Issuances, Sales and Settlements	Transfers In	Transfers Out	Net Transfers In (Out)
Assets – Asset Management
Investments and derivative assets	$83	$—	$(13)	$—	$70	$—	$—	$—
Investments of consolidated VIEs	3,819	—	(1,901)	—	1,918	—	(801)	(801)
Total Level 3 assets – Asset Management	$3,902	$—	$(1,914)	$—	$1,988	$—	$(801)	$(801)

Assets – Retirement Services
AFS securities
Foreign governments	$—	$—	$—	$(5)	$(5)	$—	$—	$—
Corporate	3,906	—	(100)	(414)	3,392	251	(1,607)	(1,356)
ABS	7,177	—	(26)	(1,960)	5,191	479	(5,734)	(5,255)
CMBS	28	—	—	—	28	13	(14)	(1)
RMBS	315	—	—	(48)	267	—	(49)	(49)
Trading securities	11	—	—	(2)	9	—	(14)	(14)
Equity securities	—	—	—	(18)	(18)	—	—	—
Mortgage loans	25,920	—	(172)	(9,034)	16,714	—	—	—
Short-term investments	30	—	—	(180)	(150)	—	(1)	(1)
Other investments	199	—	—	(227)	(28)	—	—	—
Investments in related parties
AFS securities
Corporate	107	—	—	(8)	99	3	—	3
CLO	376	—	—	(373)	3	—	—	—
ABS	5,971	—	(179)	(1,792)	4,000	14	(23)	(9)
Trading securities	98	—	(91)	(167)	(160)	3	—	3
Mortgage loans	75	—	(15)	(36)	24	—	—	—
Investment funds	3	—	—	—	3	—	—	—
Reinsurance recoverable	—	146	—	(10)	136	—	—	—
Assets of consolidated VIEs
Trading securities	465	—	(821)	—	(356)	170	(23)	147
Mortgage loans	66	—	(446)	(256)	(636)	—	(1)	(1)
Investment funds	—	—	(498)	—	(498)	—	—	—
Other investments	580	—	(16)	—	564	—	(5)	(5)
Total Level 3 assets – Retirement Services	$45,327	$146	$(2,364)	$(14,530)	$28,579	$933	$(7,471)	$(6,538)
Liabilities – Asset Management
Contingent consideration obligations	$—	$—	$—	$(19)	$(19)	$—	$—	$—
Total Level 3 liabilities – Asset Management	$—	$—	$—	$(19)	$(19)	$—	$—	$—

Liabilities – Retirement Services
Interest sensitive contract liabilities – embedded derivative	$—	$(2,615)	$—	$702	$(1,913)	$—	$—	$—
Other liabilities	—	—	—	86	86	—	—	—
Total Level 3 liabilities – Retirement Services	$—	$(2,615)	$—	$788	$(1,827)	$—	$—	$—

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

Fair Value Option – Retirement Services

The following represents the gains (losses) recorded for instruments for which Athene has elected the fair value option, including related parties and VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Trading securities	$(373)	$43	$(563)	$379
Mortgage loans	(1,910)	197	(3,285)	2,130
Investment funds	12	9	7	164
Future policy benefits	69	(5)	100	—
Other	12	14	16	(3)
Total gains (losses)	$(2,190)	$258	$(3,725)	$2,670

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

The following summarizes information for fair value option mortgage loans, including related parties and VIEs:

(In millions)	September 30, 2026	December 31, 2025
Unpaid principal balance	$106,438	$96,269
Mark to fair value	(3,402)	(725)
Fair value	$103,036	$95,544

The following represents the commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2026	December 31, 2025
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$1,393	$992
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(419)	(337)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$974	$655

Fair value of commercial mortgage loans 90 days or more past due	$399	$274
Fair value of commercial mortgage loans in non-accrual status	957	655

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following represents the residential mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	September 30, 2026	December 31, 2025
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$2,060	$826
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(226)	(85)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$1,834	$741

Fair value of residential mortgage loans 90 days or more past due[1]	$951	$741
Fair value of residential mortgage loans in non-accrual status	1,763	678

1 As of September 30, 2026 and December 31, 2025, includes $71 million and $63 million, respectively, of residential mortgage loans that are guaranteed by U.S. government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on Athene’s mortgage loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Mortgage loans	$(33)	$(21)	$(77)	$(44)

The portion of gains and losses attributable to changes in instrument-specific credit risk is estimated by identifying commercial mortgage loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Fair Value of Financial Instruments Not Carried at Fair Value – Retirement Services

The following represents Athene’s financial instruments not carried at fair value on the condensed consolidated statements of financial condition:

	September 30, 2026
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$350	$350	$350	$—	$—	$—
Policy loans	288	288	—	—	288	—
Funds withheld at interest	15,260	15,260	—	—	—	15,260
Short-term investments	117	117	—	—	—	117
Other investments	55	44	—	—	—	44
Investments in related parties
Investment funds	952	952	952	—	—	—
Funds withheld at interest	3,982	3,982	—	—	—	3,982
Assets of consolidated VIEs
Investment funds	209	209	209	—	—	—
Total financial assets not carried at fair value	$21,213	$21,202	$1,511	$—	$288	$19,403

Financial liabilities
Interest sensitive contract liabilities	$292,427	$278,074	$—	$—	$—	$278,074
Debt	8,813	7,798	—	544	7,254	—
Securities to repurchase	3,573	3,573	—	—	3,573	—
Funds withheld liability	7,252	7,252	—	—	—	7,252
Total financial liabilities not carried at fair value	$312,065	$296,697	$—	$544	$10,827	$285,326

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2025
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$108	$108	$108	$—	$—	$—
Policy loans	301	301	—	—	301	—
Funds withheld at interest	17,822	17,822	—	—	—	17,822
Short-term investments	1,049	1,049	—	—	907	142
Other investments	57	67	—	—	—	67
Investments in related parties
Investment funds	831	831	831	—	—	—
Funds withheld at interest	4,571	4,571	—	—	—	4,571
Short-term investments	18	18	—	—	18	—
Total financial assets not carried at fair value	$24,757	$24,767	$939	$—	$1,226	$22,602

Financial liabilities
Interest sensitive contract liabilities	$257,022	$254,089	$—	$—	$—	$254,089
Debt	7,848	7,498	—	576	6,922	—
Securities to repurchase	6,043	6,043	—	—	6,043	—
Funds withheld liability	5,946	5,946	—	—	—	5,946
Total financial liabilities not carried at fair value	$276,859	$273,576	$—	$576	$12,965	$260,035

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

Consolidated VIEs’ Investments and Liabilities

The significant unobservable inputs used in the fair value measurement of the equity securities, bank loans, bonds and credit default swap are the discount rate and volatility rates applied in the valuation models. These inputs in isolation can cause significant increases or decreases in fair value, which would result in a significantly lower or higher fair value measurement. The discount and volatility rates are determined based on the market rates an investor would expect for a similar investment with similar risks.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See note 9 for more information on Athene’s products.

	Nine months ended September 30, 2026
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type and Other	Indexed Annuities
Balance at December 31, 2025	$1,471	$3,135	$66	$25	$2,111	$1,826	$8,634
Additions	512	842	23	69	681	—	2,127
Amortization	(342)	(282)	(22)	(6)	(206)	(305)	(1,163)
Balance at September 30, 2026	$1,641	$3,695	$67	$88	$2,586	$1,521	$9,598

	Nine months ended September 30, 2025
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type and Other	Indexed Annuities
Balance at December 31, 2024	$1,158	$2,278	$40	$11	$1,476	$2,210	$7,173
Additions	572	863	51	7	617	—	2,110
Amortization	(265)	(195)	(17)	(1)	(136)	(300)	(914)
Other	1	—	—	—	—	—	1
Balance at September 30, 2025	$1,466	$2,946	$74	$17	$1,957	$1,910	$8,370
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

	Nine months ended September 30, 2026
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2025	$109,201	$105,317	$85,555	$8,821	$308,894
Deposits	24,378	14,171	20,490	1,848	60,887
Policy charges	(1)	(646)	—	—	(647)
Surrenders and withdrawals	(6,772)	(8,989)	(47)	(89)	(15,897)
Benefit payments	(1,154)	(1,231)	(12,716)	(205)	(15,306)
Interest credited	4,126	3,604	3,017	211	10,958
Foreign exchange	(18)	2	(358)	(23)	(397)
Other	—	—	(1,130)	(98)	(1,228)
Balance at September 30, 2026	$129,760	$112,228	$94,811	$10,465	$347,264

Weighted average crediting rate	4.8%	2.8%	4.7%	3.2%
Net amount at risk	$421	$18,595	$—	$10
Cash surrender value	120,420	101,977	—	6,919

	Nine months ended September 30, 2025
(In millions, except percentages)	Traditional Deferred Annuities	Indexed Annuities	Funding Agreements	Other Investment-type	Total
Balance at December 31, 2024	$86,661	$97,861	$54,768	$8,030	$247,320
Deposits	23,596	13,957	31,400	964	69,917
Policy charges	(1)	(583)	—	—	(584)
Surrenders and withdrawals	(6,537)	(8,507)	—	(127)	(15,171)
Benefit payments	(1,044)	(1,170)	(6,026)	(211)	(8,451)
Interest credited	3,272	2,091	2,340	169	7,872
Foreign exchange	226	6	892	301	1,425
Other	—	—	233	(57)	176
Balance at September 30, 2025	$106,173	$103,655	$83,607	$9,069	$302,504

Weighted average crediting rate	4.7%	2.7%	4.7%	2.8%
Net amount at risk	$423	$17,195	$—	$31
Cash surrender value	100,279	96,273	—	7,089

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated statements of financial condition:

	September 30,
(In millions)	2026	2025
Traditional deferred annuities	$129,760	$106,173
Indexed annuities	112,228	103,655
Funding agreements	94,811	83,607
Other investment-type	10,465	9,069
Reconciling items[1]	6,835	7,233
Interest sensitive contract liabilities	$354,099	$309,737

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

	September 30, 2026
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$4,964	$1,347	$106,025	$112,336
2.0% – < 4.0%	5,341	382	7,220	12,943
4.0% – < 6.0%	4,476	1	1	4,478
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$14,784	$1,730	$113,246	$129,760

Indexed annuities
< 2.0%	$1,323	$900	$3,648	$5,871
2.0% – < 4.0%	3,270	149	1	3,420
Total indexed annuities with GMCR	4,593	1,049	3,649	9,291
Other[1]				102,937
Total indexed annuities				$112,228

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

	September 30, 2025
(In millions)	At Guaranteed Minimum	1 Basis Point – 100 Basis Points Above Guaranteed Minimum	Greater than 100 Basis Points Above Guaranteed Minimum	Total
Traditional deferred annuities
< 2.0%	$5,154	$1,936	$84,880	$91,970
2.0% – < 4.0%	5,769	588	3,291	9,648
4.0% – < 6.0%	4,551	1	—	4,552
6.0% and greater	3	—	—	3
Total traditional deferred annuities	$15,477	$2,525	$88,171	$106,173

Indexed annuities
< 2.0%	$1,519	$1,104	$3,522	$6,145
2.0% – < 4.0%	3,883	93	—	3,976
Total indexed annuities with GMCR	5,402	1,197	3,522	10,121
Other[1]				93,534
Total indexed annuities				$103,655

[1] Includes account value allocated to an indexed strategy or other amounts without a GMCR.

Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities and structured settlements with life contingencies), and whole life insurance contracts.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a rollforward by product within future policy benefits:

	Nine months ended September 30, 2026
(In millions, except percentages and years)	Payout Annuities with Life Contingencies	Whole Life	Total
Present value of expected net premiums
Beginning balance, present value of expected net premiums	$—	$1,402	$1,402
Effect of changes in discount rate assumptions	—	(25)	(25)
Effect of foreign exchange on the change in discount rate assumptions	—	1	1
Beginning balance at original discount rate	—	1,378	1,378
Effect of actual to expected experience	—	(13)	(13)
Adjusted balance	—	1,365	1,365
Issuances	—	9	9
Interest accrual	—	36	36
Net premium collected	—	(232)	(232)
Foreign exchange	—	(4)	(4)
Ending balance at original discount rate	—	1,174	1,174
Effect of changes in discount rate assumptions	—	(31)	(31)
Effect of foreign exchange on the change in discount rate assumptions	—	(1)	(1)
Ending balance, present value of expected net premiums	$—	$1,142	$1,142
Present value of expected future policy benefits
Beginning balance, present value of expected future policy benefits	$42,058	$3,795	$45,853
Effect of changes in discount rate assumptions	5,941	1,036	6,977
Effect of foreign exchange on the change in discount rate assumptions	21	(47)	(26)
Beginning balance at original discount rate	48,020	4,784	52,804
Effect of changes in cash flow assumptions	51	—	51
Effect of actual to expected experience	(62)	13	(49)
Adjusted balance	48,009	4,797	52,806
Issuances	441	9	450
Interest accrual	1,286	125	1,411
Benefit payments	(3,247)	(312)	(3,559)
Foreign exchange	(14)	(16)	(30)
Ending balance at original discount rate	46,475	4,603	51,078
Effect of changes in discount rate assumptions	(8,823)	(1,438)	(10,261)
Effect of foreign exchange on the change in discount rate assumptions	(14)	51	37
Ending balance, present value of expected future policy benefits	37,638	3,216	40,854
Less: Present value of expected net premiums	—	1,142	1,142
Net future policy benefits	37,638	2,074	39,712
Less: Reinsurance recoverable	—	6	6
Net future policy benefits, net of reinsurance	$37,638	$2,068	$39,706

Weighted-average liability duration (in years)	9.2	19.7
Weighted-average interest accretion rate	3.7%	5.2%
Weighted-average current discount rate	6.4%	7.5%
Expected future gross premiums, undiscounted	$—	$1,664
Expected future gross premiums, discounted[1]	—	1,342
Expected future benefit payments, undiscounted	68,797	11,428

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of future policy benefits to the condensed consolidated statements of financial condition:

	September 30,
(In millions)	2026	2025
Payout annuities with life contingencies	$37,638	$41,909
Whole life	2,074	1,429
Reconciling items[1]	5,454	5,668
Future policy benefits	$45,166	$49,006

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

The following is a reconciliation of premiums and interest expense relating to future policy benefits to the condensed consolidated statements of operations:

	Premiums
	Nine months ended September 30,
(In millions)	2026	2025
Payout annuities with life contingencies	$304	$190
Whole life	256	145
Reconciling items[1]	17	16
Total premiums	$577	$351

	Interest Expense
	Nine months ended September 30,
(In millions)	2026	2025
Payout annuities with life contingencies	$1,285	$1,312
Whole life	88	40
Total interest expense	$1,373	$1,352

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

During the nine months ended September 30, 2026, the present value of expected future policy benefits decreased by $4,999 million, which was driven by $3,559 million of benefit payments and a $3,228 million change in discount rate assumptions related to an increase in market observable rates, partially offset by $1,411 million of interest accruals and $450 million of issuances.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of operations:

	Nine months ended September 30,
(In millions)	2026	2025
Reserves	$(15)	$8
Deferred profit liability	8	(38)
Negative VOBA	13	38
Total remeasurement gains (losses)	$6	$8

During the nine months ended September 30, 2026 and 2025, Athene recorded reserve increases of $14 million and $45 million, respectively, on the condensed consolidated statements of operations as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

Market risk benefits – Athene issues and reinsures traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollforward of net market risk benefit liabilities by product:

	Nine months ended September 30, 2026
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2025	$205	$4,511	$4,716
Effect of changes in instrument-specific credit risk	(5)	(255)	(260)
Balance, beginning of period, before changes in instrument-specific credit risk	200	4,256	4,456
Issuances	—	291	291
Interest accrual	6	150	156
Attributed fees collected	1	323	324
Benefit payments	(3)	(73)	(76)
Effect of changes in interest rates	(19)	(821)	(840)
Effect of changes in equity	—	(45)	(45)
Effect of actual policyholder behavior compared to expected behavior	2	79	81
Effect of changes in future expected policyholder behavior	(6)	36	30
Effect of changes in other future expected assumptions	—	(35)	(35)
Balance, end of period, before changes in instrument-specific credit risk	181	4,161	4,342
Effect of changes in instrument-specific credit risk	3	152	155
Balance at September 30, 2026	184	4,313	4,497
Less: Reinsurance recoverable	—	73	73
Balance at September 30, 2026, net of reinsurance	$184	$4,240	$4,424

Net amount at risk	$421	$18,595
Weighted-average attained age of contract holders (in years)	77	69

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine months ended September 30, 2025
(In millions, except years)	Traditional Deferred Annuities	Indexed Annuities	Total
Balance at December 31, 2024	$190	$3,525	$3,715
Effect of changes in instrument-specific credit risk	(3)	(154)	(157)
Balance, beginning of period, before changes in instrument-specific credit risk	187	3,371	3,558
Issuances	—	346	346
Interest accrual	7	136	143
Attributed fees collected	1	288	289
Benefit payments	(3)	(48)	(51)
Effect of changes in interest rates	7	109	116
Effect of changes in equity	—	(106)	(106)
Effect of actual policyholder behavior compared to expected behavior	2	81	83
Effect of changes in future expected policyholder behavior	(5)	(38)	(43)
Effect of changes in other future expected assumptions	3	(15)	(12)
Balance, end of period, before changes in instrument-specific credit risk	199	4,124	4,323
Effect of changes in instrument-specific credit risk	5	284	289
Balance at September 30, 2025	204	4,408	4,612
Less: Reinsurance recoverable	—	69	69
Balance at September 30, 2025, net of reinsurance	$204	$4,339	$4,543

Net amount at risk	$423	$17,195
Weighted-average attained age of contract holders (in years)	76	69

The following is a reconciliation of market risk benefits to the condensed consolidated statements of financial condition. Market risk benefit assets are included in other assets on the condensed consolidated statements of financial condition.

	September 30, 2026
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$184	$184
Indexed annuities	171	4,484	4,313
Total	$171	$4,668	$4,497

	September 30, 2025
(In millions)	Asset	Liability	Net Liability
Traditional deferred annuities	$—	$204	$204
Indexed annuities	223	4,631	4,408
Total	$223	$4,835	$4,612

During the nine months ended September 30, 2026, net market risk benefit liabilities decreased by $219 million, which was primarily driven by an $840 million change in interest rates, $105 million of changes in instrument-specific credit risk, and $76 million of benefit payments, partially offset by $324 million in fees collected from policyholders, $291 million of issuances and $156 million of interest accruals.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following summarizes the unobservable inputs for market risk benefits:

	September 30, 2026
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$4,497	Discounted cash flow	Nonperformance risk	0.4%	1.1%	1.0%	[1]	Decrease
			Option budget	0.5%	5.9%	3.0%	[2]	Decrease
			Surrender rate	4.6%	9.3%	5.8%	[2]	Decrease
			Utilization rate	28.6%	95.0%	89.2%	[3]	Increase

	September 30, 2025
(In millions, except percentages)	Fair Value	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average		Impact of an Increase in the Input on Fair Value
Market risk benefits, net	$4,612	Discounted cash flow	Nonperformance risk	0.4%	1.0%	0.9%	[1]	Decrease
			Option budget	0.5%	6.0%	2.6%	[2]	Decrease
			Surrender rate	3.7%	7.9%	5.2%	[2]	Decrease
			Utilization rate	28.6%	95.0%	86.1%	[3]	Increase

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

10. Profit Sharing Payable

Profit sharing payable, and those of consolidated VIEs, are recorded within accounts payable, accrued expenses, and other liabilities, and accounts payable, accrued expenses, and other liabilities of consolidated VIEs, respectively, in the condensed consolidated statements of financial condition. The below is a roll-forward of the profit-sharing payable balance:

(In millions)	Total
Profit sharing payable, January 1, 2026	$2,035
Profit sharing expense	540
Payments/other	(595)
Profit sharing payable, September 30, 2026	$1,980

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

11. Income Taxes

The Company’s income tax (provision) benefit totaled $344 million and $(438) million for the three months ended September 30, 2026 and 2025, respectively, and totaled $(1,746) million and $(684) million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective income tax rate was 23.5% and 15.1% for the three months ended September 30, 2026 and 2025, respectively, and 134.1% and 13.9% for the nine months ended September 30, 2026 and 2025, respectively.

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

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. As of September 30, 2026, the Company recorded $3 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would impact the effective tax rate.

The primary jurisdictions in which the Company operates and incurs income taxes are the U.S., the U.K. and Bermuda. There are no material unremitted earnings with respect to the U.K. or other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of September 30, 2026, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2022 through 2024 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service (“IRS”) is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2023. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2014 to 2023. The U.K. tax authorities are currently examining certain subsidiaries’ tax returns for certain tax years within the period from 2015 to 2023.

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

12. Debt

The Company’s debt consisted of the following:

		September 30, 2026			December 31, 2025
(In millions, except percentages)	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
Asset Management
Debt – Recourse
4.40% 2026 Senior Notes[1]	May 27, 2026	$—	$—		$500	$500	[2]
4.87% 2029 Senior Notes[1]	February 15, 2029	675	664	[2]	675	686	[2]
2.65% 2030 Senior Notes[1]	June 5, 2030	498	448	[2]	497	464	[2]
4.60% 2031 Senior Notes[1]	January 15, 2031	396	382	[2]	396	402	[2]
6.38% 2033 Senior Notes[1]	November 15, 2033	494	507	[2]	493	550	[2]
5.15% 2035 Senior Notes[1]	August 12, 2035	839	780	[2]	839	853	[2]
5.70% 2036 Senior Notes[1]	March 30, 2036	744	710	[2]	—	—	[2]
5.00% 2048 Senior Notes[1]	March 15, 2048	297	241	[2]	297	273	[2]
5.80% 2054 Senior Notes[1]	May 21, 2054	741	657	[2]	741	738	[2]
7.63% 2053 Subordinated Notes[1]	September 15, 2053	585	615	[3]	585	628	[3]
6.00% 2054 Subordinated Notes[1]	December 15, 2054	493	459	[2]	493	496	[2]
		5,762	5,463		5,516	5,590
Debt – Nonrecourse	January 21, 2027	174	174	[4]	—	—	[4]
		5,936	5,637		5,516	5,590
Retirement Services
4.13% 2028 AHL Senior Notes[1]	January 12, 2028	1,022	983	[2]	1,034	999	[2]
6.15% 2030 AHL Senior Notes[1]	April 3, 2030	554	504	[2]	565	531	[2]
3.50% 2031 AHL Senior Notes[1]	January 15, 2031	514	452	[2]	517	473	[2]
6.65% 2033 AHL Senior Notes[1]	February 1, 2033	396	401	[2]	396	434	[2]
5.88% 2034 AHL Senior Notes[1]	January 15, 2034	587	571	[2]	585	623	[2]
6.15% 2036 AHL Senior Notes[1]	August 15, 2036	989	941	[2]	—	—	[2]
3.95% 2051 AHL Senior Notes[1]	May 25, 2051	542	310	[2]	543	351	[2]
3.45% 2052 AHL Senior Notes[1]	May 15, 2052	504	279	[2]	504	317	[2]
6.25% 2054 AHL Senior Notes[1]	April 1, 2054	983	843	[2]	983	975	[2]
6.63% 2055 AHL Senior Notes[1]	May 19, 2055	980	884	[2]	979	1,019	[2]
6.63% 2054 AHL Subordinated Notes[1]	October 15, 2054	592	541	[2]	592	600	[2]
6.88% 2055 AHL Subordinated Notes[1]	June 28, 2055	592	545	[2]	592	600	[2]
7.25% 2064 AHL Subordinated Notes[1]	March 30, 2064	558	544	[3]	558	576	[3]
		8,813	7,798		7,848	7,498
Total Debt		$14,749	$13,435		$13,364	$13,088

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

On August 7, 2026, AHL issued $1.0 billion of 6.150% Senior Notes due August 15, 2036 (the “2036 AHL Senior Notes”). Interest is payable on the 2036 AHL Senior Notes semi-annually, commencing on February 15, 2027.

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

Credit and Liquidity Facilities

The following table represents the Company’s credit and liquidity facilities as of September 30, 2026:

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

Asset Management – Credit Facility

On November 21, 2024, AGM and AMH, as parent borrower and subsidiary borrower, respectively, entered into a $1.25 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on November 21, 2029 (“AGM credit facility”). As of September 30, 2026, AGM and AMH, as borrowers under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AGM and AMH were in compliance with a net leverage ratio not to exceed 4.00 to 1.00.

As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the AGM credit facility and the Company was in compliance with all financial covenants under the facility.

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

Interest accrues on outstanding borrowings at either the term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the Athene credit facility. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the current or previous Athene credit facilities and Athene was in compliance with all financial covenants under the facilities.

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

Interest accrues on outstanding borrowings at the term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on AARe’s financial strength rating. Rates and terms are as defined in the Athene liquidity facility. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the current or previous Athene liquidity facilities and Athene was in compliance with all financial covenants under the facilities.

Interest Expense

The following table presents the interest expense incurred related to the Company’s debt:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Asset Management	$84	$64	$249	$184
Retirement Services[1]	111	102	315	260
Total Interest Expense	$195	$166	$564	$444

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

For the three months ended September 30, 2026 and 2025, the Company recorded equity-based compensation expense of $244 million and $208 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded equity-based compensation expense of $722 million and $523 million, respectively. As of September 30, 2026, there was $979 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Service-Based Awards

During the nine months ended September 30, 2026 and 2025, the Company awarded 7.3 million and 3.9 million of service-based RSUs, with a grant date fair value of $926 million and $588 million, respectively.

During the three months ended September 30, 2026 and 2025, the Company recorded equity-based compensation expense on service-based RSUs of $183 million and $141 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded compensation expense on service-based RSUs of $527 million and $384 million, respectively.

Performance-Based Awards

During the nine months ended September 30, 2026, the Company awarded 0.3 million of performance-based RSUs with a grant date fair value of $30 million. During the nine months ended September 30, 2025, there were no performance-based RSUs awarded.

During the three months ended September 30, 2026 and 2025, the Company recorded compensation expense on performance-based awards of $9 million and $15 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded compensation expense on performance-based awards of $65 million and $52 million, respectively. These awards primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes RSU activity:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2026	13,047,189	$81.72	19,437,942	32,485,131
Granted	7,331,480	126.14	243,768	7,575,248
Forfeited	(242,485)	131.60	(13,889)	(256,374)
Vested	(2,467,888)	100.50	2,467,888	—
Issued	—	—	(4,791,195)	(4,791,195)
Balance at September 30, 2026	17,668,296	$88.32	17,344,514	35,012,810

Restricted Stock Awards

The Company also grants certain restricted stock awards tied to profit sharing arrangements. During the nine months ended September 30, 2026 and 2025, the Company awarded 0.2 million and 0.2 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $28 million and $35 million, respectively.

During the three months ended September 30, 2026 and 2025, the Company recorded compensation expense related to restricted stock awards from profit sharing arrangements of $18 million and $12 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded compensation expense related to restricted stock awards from profit sharing arrangements of $63 million and $30 million, respectively.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below outlines the share activity:

	Nine months ended September 30,
	2026	2025
Shares of common stock issued in settlement of vested RSUs and options exercised[1]	5,104,363	8,493,885
Reduction of shares of common stock issued[2]	(1,913,726)	(3,411,169)
Issuance of shares of common stock for equity-based awards	3,190,637	5,082,716

[1] The gross value of shares issued was $661 million and $1.4 billion for the nine months ended September 30, 2026 and 2025, respectively, based on the closing price of the shares of common stock at the time of issuance.

[2] Cash paid for tax liabilities associated with net share settlement was $252 million and $561 million for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026 and 2025, 6,850,477 and 3,850,000 shares of common stock, respectively, were repurchased in open market transactions as part of the publicly announced share repurchase programs discussed above, and such shares were subsequently canceled by the Company. The Company paid $847 million and $533 million for these open market share repurchases during the nine months ended September 30, 2026 and 2025, respectively.

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

On July 31, 2026, each outstanding share of Mandatory Convertible Preferred Stock automatically converted (the “Conversion”) into shares of common stock pursuant to the certificate of designations related to the Mandatory Convertible Preferred Stock, at a conversion rate of 0.5074 shares of common stock per share of Mandatory Convertible Preferred Stock (the “Mandatory Conversion Rate”). The Mandatory Conversion Rate was determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day settlement period ended July 29, 2026. Cash was paid in lieu of fractional shares of common stock. An aggregate of 14,587,520 shares of common stock were issued during 2026, including early conversions and shares issued as part of the Conversion. Following the Conversion, there were no shares of Mandatory Convertible Preferred Stock outstanding.

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

Warrants

In 2022, the Company issued warrants in a private placement exercisable for up to 12.5 million shares of common stock at an exercise price of $82.80 per share. In April 2025, the Company issued 1,080,041 shares of common stock in relation to a cashless exercise of 2.6 million vested warrants issued in 2022. As of September 30, 2026, pursuant to certain anti-dilution provisions, the exercise price for the warrants was adjusted to $82.49. As of September 30, 2026, warrants exercisable for 9.9 million shares of common stock were vested and exercisable.

In November 2024, the Company issued warrants in a private placement exercisable for up to 2.9 million shares of common stock at an exercise price of $173.51 per share. The warrants are exercisable on the issuance date and each of the first, second, third, fourth, fifth and sixth anniversaries thereof. As of September 30, 2026, warrants exercisable for 0.8 million shares of common stock were vested and exercisable. Each warrant, to the extent exercised, will be settled on a “cashless net exercise

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
basis.” The warrants will expire on the seventh anniversary of the issuance date, with any vested but unexercised warrants being automatically exercised at such time if the trading price of common stock is above the exercise price.

Donor-Advised Fund

In February 2025, the Company established a donor-advised fund (the “Apollo DAF”) as part of its ongoing commitment to philanthropy. The Company issued 1,213,003 shares of common stock in February 2025 to fund the Apollo DAF.

Purchase of Partnership Units

In July 2026, the Company purchased partnership units in a consolidated partnership previously held by certain employees, which resulted in compensation expense of $177 million, of which $61 million and $108 million was recognized during the three and nine months ended September 30, 2026, respectively. The remaining expense will be recognized over the three-year service period. As part of the purchase agreement, the Company will issue 1,039,632 shares of common stock with a grant date fair value of $128 million, with 432,432 shares of common stock issued in August 2026 and the remaining shares to be issued in 2029.

Dividends and Distributions

Outlined below is information regarding quarterly dividends and distributions (in millions, except per share data).

Dividend Declaration Date	Dividend per Share of Common Stock	Payment Date	Dividend to Common Stockholders	Distribution Equivalents on Participating Securities
February 4, 2025	$0.4600	February 28, 2025	$264	$14
May 2, 2025	0.5100	May 30, 2025	292	14
August 5, 2025	0.5100	August 29, 2025	291	15
November 4, 2025	0.5100	November 28, 2025	296	15
Year ended December 31, 2025	$1.9900		$1,143	$58
February 9, 2026	$0.5100	February 27, 2026	$295	$17
May 6, 2026	0.5625	May 29, 2026	324	18
August 4, 2026	0.5625	August 31, 2026	$332	$19
Nine months ended September 30, 2026	$1.6350		$951	$54

Accumulated Other Comprehensive Income (Loss)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2026	$(7,390)	$(197)	$(29)	$4,533	$(145)	$19	$(3,209)
Other comprehensive income (loss) before reclassifications	(8,073)	(88)	(506)	2,518	69	(12)	(6,092)
Less: Reclassification adjustments for gains (losses) realized[1]	(13)	(1)	—	—	—	—	(14)
Less: Income tax expense (benefit)	(1,640)	(14)	(107)	521	14	(3)	(1,229)
Less: Other comprehensive loss attributable to non-controlling interests, net of tax	(1,486)	(24)	(170)	621	10	(1)	(1,050)
Balance at September 30, 2026	$(12,324)	$(246)	$(258)	$5,909	$(100)	$11	$(7,008)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2025	$(7,384)	$(270)	$(26)	$4,043	$(115)	$59	$(3,693)
Other comprehensive income (loss) before reclassifications	1,964	(5)	75	(235)	(113)	(40)	1,646
Less: Reclassification adjustments for gains (losses) realized[1]	(90)	(1)	8	—	—	—	(83)
Less: Income tax expense (benefit)	424	1	14	(52)	(24)	(7)	356
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	329	(8)	16	(144)	(17)	(4)	172
Balance at September 30, 2025	$(6,083)	$(267)	$11	$4,004	$(187)	$30	$(2,492)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2025	$(6,372)	$(252)	$(17)	$4,137	$(169)	$28	$(2,645)
Other comprehensive income (loss) before reclassifications	(9,399)	(26)	(597)	3,228	105	(45)	(6,734)
Less: Reclassification adjustments for gains (losses) realized[1]	447	(14)	15	—	—	—	448
Less: Income tax expense (benefit)	(2,000)	(2)	(129)	669	22	(13)	(1,453)
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	(1,894)	(16)	(242)	787	14	(15)	(1,366)
Balance at September 30, 2026	$(12,324)	$(246)	$(258)	$5,909	$(100)	$11	$(7,008)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(9,174)	$(284)	$(119)	$4,235	$(103)	$(49)	$(5,494)
Other comprehensive income (loss) before reclassifications	4,560	26	315	(808)	(132)	184	4,145
Less: Reclassification adjustments for gains (losses) realized[1]	(358)	(4)	27	—	—	—	(335)
Less: Income tax expense (benefit)	1,004	6	60	(168)	(28)	21	895
Less: Other comprehensive income (loss) attributable to non-controlling interests, net of tax	823	7	98	(409)	(20)	84	583
Balance at September 30, 2025	$(6,083)	$(267)	$11	$4,004	$(187)	$30	$(2,492)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15. Earnings per Share

The following presents basic and diluted net income (loss) per share of common stock computed using the two-class method:

	Basic and Diluted
	Three months ended September 30,		Nine months ended September 30,
(In millions, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$(1,057)	$1,712	$(1,651)	$2,735
Dividends declared on common stock[1]	(332)	(291)	(951)	(847)
Dividends on participating securities[2]	(19)	(15)	(54)	(43)
Earnings allocable to participating securities	—	(33)	—	(43)
Undistributed income (loss) attributable to common stockholders: Basic	(1,408)	1,373	(2,656)	1,802
Dilution effect on distributable income attributable to Mandatory Convertible Preferred Stock	—	24	—	—
Undistributed income (loss) attributable to common stockholders: Diluted	$(1,408)	$1,397	$(2,656)	$1,802
Denominator:
Weighted average number of shares of common stock outstanding: Basic	602,633,793	589,380,547	596,444,256	587,778,565
Dilution effect of Mandatory Convertible Preferred Stock	—	14,555,555	—	—
Dilution effect of options	—	813,844	—	944,536
Dilution effect of warrants	—	3,074,820	—	3,492,105
Weighted average number of shares of common stock outstanding: Diluted	602,633,793	607,824,766	596,444,256	592,215,206
Net income (loss) per share of common stock: Basic
Distributed income	$0.56	$0.51	$1.64	$1.48
Undistributed income (loss)	(2.34)	2.31	(4.50)	3.03
Net income (loss) per share of common stock: Basic	$(1.78)	$2.82	$(2.86)	$4.51
Net income (loss) per share of common stock: Diluted[3]
Distributed income	$0.56	$0.51	$1.64	$1.48
Undistributed income (loss)	(2.34)	2.27	(4.50)	2.99
Net income (loss) per share of common stock: Diluted	$(1.78)	$2.78	$(2.86)	$4.47

[1] See note 14 for information regarding quarterly dividends.
[2] Participating securities consist of vested and unvested RSUs or other equity issuances that have rights to dividends, as well as unvested restricted shares.
[3] For the three and nine months ended September 30, 2026, all of the classes of securities were determined to be anti-dilutive.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the anti-dilutive securities:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Weighted average unvested RSUs	16,014,383	12,857,789	14,955,816	12,448,596
Weighted average unexercised options	473,426	—	521,650	—
Weighted average unexercised warrants	10,692,324	414,286	10,285,851	414,286
Weighted average Mandatory Convertible Preferred Stock	4,249,573	—	11,137,125	14,547,206
Weighted average unvested restricted shares	1,356,331	1,324,874	1,481,555	1,213,591

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

Due from/to related parties consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Due from Related Parties
Due from funds	$832	$496
Due from portfolio companies	52	57
Due from employees and former employees	102	110
Total Due from Related Parties[1]	$986	$663
Due to Related Parties
Due to TRA holders	$775	$781
Due to funds	395	241
Due to portfolio companies	26	40
Total Due to Related Parties	$1,196	$1,062

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

Due from Employees and Former Employees

As of September 30, 2026 and December 31, 2025, due from related parties includes various amounts due to Apollo, including employee loans and return of profit-sharing distributions. As of September 30, 2026 and December 31, 2025, the balance includes interest-bearing employee loans receivable of $9 million and $12 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid on a specified date, either during the relevant employee’s tenure or at the date of the relevant employee’s resignation, in accordance with the contractual terms of each respective loan arrangement.

The receivable from certain employees and former employees includes an amount for the potential return of profit-sharing distributions that would be due if certain funds were liquidated of $85 million and $91 million at September 30, 2026 and December 31, 2025, respectively.

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

Apollo recorded an indemnification liability of $0.4 million as of each of September 30, 2026 and December 31, 2025.

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

Apollo recorded general partner obligations to return previously distributed performance allocations related to certain funds of $204 million and $212 million as of September 30, 2026 and December 31, 2025, respectively.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Athora

Apollo, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a leading European savings and retirement services group focused on the traditional life and pensions market. AAM and its subsidiaries had equity commitments outstanding to Athora of up to $56 million as of September 30, 2026. During the first quarter of 2026, Athora completed the acquisition of Pension Insurance Corporation (“PIC”). See “—Athora” in the Retirement Services section below for details on Athene’s transactions and commitments to Athora.

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

Regulated Entities and Affiliated Service Providers

Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements as of September 30, 2026. From time to time AGS, as well as other Apollo affiliates, provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.

Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of September 30, 2026.

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

(In millions)	September 30, 2026	December 31, 2025
Investment fund	$2,191	$1,171
Fixed maturity securities	987	50
Non-redeemable preferred equity	—	266
Total investment in Athora	$3,178	$1,487

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

Additionally, as of September 30, 2026 and December 31, 2025, Athene had $28 million and $29 million, respectively, of funding agreements outstanding to Athora. As of September 30, 2026, Athene had commitments to make additional investments in Athora of $133 million.

Atlas

Athene has an equity investment in Atlas, an asset-backed specialty lender, indirectly through its investments in AAA and AAA Lux. As of September 30, 2026 and December 31, 2025, Athene also held $6.5 billion and $5.7 billion, respectively, of AFS securities issued by certain Atlas affiliates. Additionally, see note 17 for further information on assurance letters issued in support of Atlas.

Big Sky Funding LLC (“Big Sky”)

In 2026, Apollo-managed funds and affiliates, including Athene, in partnership with certain third parties, entered into a $35 billion capital solution agreement with Broadcom Inc. (“Capital Solution Agreement”), which facilitates Anthropic, PBC’s compute infrastructure expansion beginning in mid-2026. As part of the Capital Solution Agreement, Athene purchased debt securities issued by Big Sky, an affiliate of WarehouseCo Intermediate Holdings LP (“WHCO”). Big Sky provides secured financing to support WHCO’s compute infrastructure purchase obligation. As of September 30, 2026, Athene held $691 million of such debt securities, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene also had commitments to make additional investments in Big Sky of $4.9 billion as of September 30, 2026.

In addition, Athene consolidates certain VIEs associated with Big Sky’s affiliates. The VIEs hold interests in risk retention structures and, as of September 30, 2026, these interests were $154 million and are included in investments of consolidated VIEs on the condensed consolidated statements of financial condition. The VIEs had commitments to make additional investments of $1.3 billion as of September 30, 2026.

See note 17 for further information on AHL’s purchase obligation guarantee related to the Capital Solution Agreement.

Catalina

Athene has a strategic modco reinsurance agreement with certain affiliates of Catalina to cede certain in force funding agreements. Athene elected the fair value option on this agreement and had a liability of $65 million and $103 million as of September 30, 2026 and December 31, 2025, respectively, which is included in other liabilities on the condensed consolidated statements of financial condition. Athene also has a modco reinsurance agreement with Catalina to cede a quota share of certain of Athene’s retail deferred annuity products. As of September 30, 2026 and December 31, 2025, Athene had a reinsurance recoverable balance of $7.8 billion and $6.3 billion, respectively, related to this agreement.

Skylign

Athene has investments in Skylign Aviation Holdings, LP (“Skylign”), a leading aviation finance group focused on aviation lending and leasing, both directly through notes issued by PK AirFinance, a subsidiary of Skylign, and indirectly through its investments in AAA and AAA Lux. As of September 30, 2026 and December 31, 2025, Athene directly held $378 million and $566 million, respectively, of Skylign notes, which are included in investments in related parties on the condensed consolidated statements of financial condition.

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

(In millions)	September 30, 2026	December 31, 2025
AFS securities	$96	$105
Investment fund	207	226
Term loans receivable	319	344
Total investments in VA Capital and Venerable	$622	$675

Additionally, Athene consolidates AP Violet ATH Holdings, L.P (“AP Violet”). AP Violet’s investment fund primarily represents an interest in VA Capital and was $136 million and $142 million as of September 30, 2026 and December 31, 2025, respectively.

Wheels

Athene invests in Wheels Inc. (“Wheels”) indirectly through its investments in AAA and AAA Lux. As of September 30, 2026 and December 31, 2025, Athene also directly held $950 million and $949 million, respectively, of AFS securities issued by Wheels, which are included in investments in related parties on the condensed consolidated statements of financial condition. Athene also had commitments to make additional investments in Wheels of $51 million as of September 30, 2026.

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

Athene received capital contributions and paid distributions relating to ACRA of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Contributions from ADIP	$145	$158	$416	$284
Distributions to ADIP	(80)	(64)	(381)	(254)

In addition, Athene holds investments in ADIP directly and through ADIP Advisors (PA), LP, a consolidated VIE. The investments are accounted for as equity method investments and included in investments in related parties or investments of consolidated VIEs on the condensed consolidated statements of financial condition. As of September 30, 2026 and December 31, 2025, these investments were $280 million and $231 million, respectively. Athene also had commitments to make additional investments in ADIP of $354 million as of September 30, 2026.

ARI

On April 24, 2026, Athene completed the purchase of a commercial mortgage loan portfolio, including accrued interest, for $8.7 billion from ARI.

17. Commitments and Contingencies

Investment Commitments

The Company has unfunded capital commitments of $792 million as of September 30, 2026 related to the funds it manages. Separately, Athene had commitments to make investments, inclusive of related party commitments discussed previously and those of its consolidated VIEs, of $33.7 billion as of September 30, 2026. Athene’s commitments primarily include capital contributions to investment funds and mortgage loan commitments. The Company expects most of the current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contingent Obligations

Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2026 and that could be reversed approximates $5.5 billion. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable. Management views the possibility of all of the investments becoming worthless as remote.

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

One of Apollo’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of September 30, 2026, AGS had unfunded contingent commitments of $62 million outstanding related to such offerings. The commitments expired on October 5, 2026 with no funding on the part of AGS.

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

The Company, along with a third-party institutional investor, has committed to provide financing to ACMP, a consolidated VIE that invests across Apollo’s capital markets platform. Pursuant to these arrangements, the Company has committed equity financing to ACMP. ACMP also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $3.0 billion. The revolving credit facility, which has a final maturity date of October 15, 2027, is non-recourse to the Company, except that the Company provided customary comfort letters with respect to its capital contributions to ACMP. As of September 30, 2026, ACMP had funded commitments of $2.6 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company to ACMP pursuant to its commitment.

Whether the commitments of ACMP are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. It is expected that between the time ACMP makes a commitment and funding of such commitment, efforts will be made to syndicate such commitment to, among others, third parties, which should reduce its risk when committing to certain transactions. ACMP may also, with respect to a particular transaction, enter into other arrangements with third parties which reduce its commitment risk.

In connection with the acquisition of Stone Tower in 2012, Apollo agreed to pay its former owners a specified percentage of future performance revenues earned from certain of its funds, CLOs, and strategic investment accounts. This obligation was determined based on the present value of estimated future performance revenue payments and is recorded in other liabilities. The fair value of the remaining contingent obligation was $50 million and $72 million as of September 30, 2026 and December 31, 2025, respectively. This contingent consideration obligation is remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the Stone Tower contingent consideration obligation are reflected in profit sharing expense within compensation and benefits in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Indemnifications and Contingent Performance Guarantees

In connection with the Bridge acquisition and consistent with standard business practices, Bridge provides property management and various other services to Bridge funds and third parties, and has agreed, in certain cases, to reimburse such service recipients (or their affiliates) for losses arising from, among other things, fraud, misconduct, gross negligence, or misappropriation of funds in each case attributable to Bridge or its affiliates. Bridge’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against Bridge or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated statements of financial condition as of September 30, 2026. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

The Company may incur contingent liabilities for claims that may be made against it in the future. For example, Bridge and certain Bridge funds have provided non-recourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, environmental indemnities, mechanics liens, and other performance guarantees. As of September 30, 2026, the aggregate notional amount of loans that Bridge provided contingent performance guarantees for under these arrangements is $652 million, and the Company’s liabilities for these matters would require a claim to be made against the Company in the future.

Funding Agreements

Athene is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and, through its membership, has issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2026 and December 31, 2025, Athene had $29.9 billion and $23.3 billion, respectively, of FHLB funding agreements outstanding. Athene is required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

Athene has a FABN program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from Athene. As of September 30, 2026 and December 31, 2025, Athene had $32.6 billion and $34.6 billion, respectively, of FABN funding agreements outstanding. Athene had $12.4 billion of board-authorized FABN capacity remaining as of September 30, 2026.

Athene also issues secured and other funding agreements. Secured funding agreements issued under Athene’s FABR programs involve special-purpose, unaffiliated entities entering into repurchase agreements with a third party, the proceeds of which are used by the special-purpose entities to purchase funding agreements from Athene. As of September 30, 2026 and December 31, 2025, Athene had $32.9 billion and $27.1 billion, respectively, of secured and other funding agreements outstanding, of which $26.8 billion and $21.0 billion were issued under the FABR program, respectively, and $6.1 billion and $6.1 billion were direct funding agreements, respectively.

Pledged Assets and Funds in Trust (Restricted Assets)

Athene’s restricted investments and cash balances included on the condensed consolidated statements of financial condition are as follows:

(In millions)	September 30, 2026	December 31, 2025
AFS securities	$65,867	$59,336
Trading securities	3,024	3,350
Equity securities	116	156
Mortgage loans	47,075	44,204
Investment funds	447	293
Derivative assets	204	160
Other investments	2,273	1,880
Restricted cash and cash equivalents	1,083	1,349
Total restricted assets	$120,089	$110,728

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and secured funding agreements described above.

Letters of Credit

Athene has undrawn letters of credit totaling $1.0 billion as of September 30, 2026. These letters of credit were issued for Athene’s reinsurance program and have expirations through June 19, 2028.

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

Purchase Obligation Guarantee

As part of the Capital Solution Agreement discussed in note 16, an Apollo-managed fund, WHCO, has a purchase obligation for the compute infrastructure produced under the agreement. WHCO is expected to satisfy its obligation through the committed financing arrangements established as part of the transaction structure. In connection with this purchase obligation, AHL provided a limited guarantee to satisfy WHCO’s purchase obligation should WHCO default under its purchase obligation. AHL’s guarantee represents 15% of the outstanding purchase obligation, which is expected to be satisfied as fundings occur and no later than 2028. AHL’s guarantee is not probable of payment as the funding obligations are expected to be satisfied by the committed financing arrangements established as part of the transaction structure; therefore, there is no liability on the Company’s condensed consolidated financial statements. Separately, AHL has an agreement with a third party under which AHL would be reimbursed for 35% of any amounts paid by AHL under its guarantee.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

On March 14, 2024, a purported stockholder of AGM filed a class action complaint in the Court of Chancery of the State of Delaware against AGM. The complaint alleges, among other things, that certain provisions of the stockholders agreement, entered into on January 1, 2022 between AGM and the Former Managing Partners, violate Delaware law. On July 11, 2024, AGM moved to dismiss. Following the expiration of a court-approved stay, briefing on AGM’s motion to dismiss resumed and was completed as of March 14, 2026. Oral argument on that motion is scheduled for November 17, 2026. AGM believes the claims in this action are without merit. No reasonable estimate of possible loss, if any, can be made at this time.

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

For each segment, the CODM uses the key measure of Segment Income to allocate resources (including employees, financial or capital resources) to that segment in the annual budget and forecasting process. The performance is measured by the Company’s CODM on an unconsolidated basis because the CODM makes operating decisions and assesses the performance of each of the Company’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the affiliated funds.

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

Segment Income may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use Segment Income as a measure of operating performance, not as a measure of liquidity. Segment Income should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of Segment Income without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using Segment Income as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of Segment Income to its most directly comparable U.S. GAAP measure of income (loss) before income tax (provision) benefit can be found in this note.

Fee Related Earnings

Fee Related Earnings (“FRE”) is a component of Segment Income that is used to assess the performance of the Asset Management segment. FRE is the sum of (i) management fees, (ii) capital solutions fees and other, net, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments, excluding performance fees from Athene and performance fees from origination platforms dependent on capital appreciation, and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.

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

Principal Investing Income

Principal Investing Income (“PII”) is a component of Segment Income that is used to assess the performance of the Principal Investing segment. For the Principal Investing segment, PII is the sum of (i) realized performance fees, including certain realizations received in the form of equity and capital solutions fees and other, net earned above certain performance thresholds, and (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses.

The following presents financial data for the Company’s reportable segments.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Asset Management
Management fees	$1,017	$863	$2,970	$2,449
Capital solutions fees and other, net	290	212	813	582
Fee-related performance fee	67	73	196	190
Fee-related compensation	(360)	(304)	(1,036)	(842)
Other operating expenses	(212)	(192)	(628)	(541)
Fee Related Earnings	802	652	2,315	1,838

Retirement Services
Fixed income and other net investment income	3,896	3,423	11,133	9,516
Alternative net investment income	386	321	944	955
Strategic capital management fees	40	35	113	96
Cost of funds	(3,224)	(2,661)	(8,973)	(7,341)
Other operating expenses	(105)	(107)	(334)	(328)
Interest and other financing costs	(149)	(140)	(443)	(402)
Spread Related Earnings	844	871	2,440	2,496

Principal Investing
Realized performance fees	362	201	849	610
Realized investment income	103	18	176	59
Principal investing compensation	(396)	(155)	(832)	(511)
Other operating expenses	(17)	(14)	(50)	(47)
Principal Investing Income	52	50	143	111
Segment Income	$1,698	$1,573	$4,898	$4,445

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Segment Revenue
Asset Management[1]	$1,374	$1,148	$3,979	$3,221
Retirement Services	4,322	3,779	12,190	10,567
Principal Investing	465	219	1,025	669
Total Segment Revenue	$6,161	$5,146	$17,194	$14,457

(In millions)	September 30, 2026	December 31, 2025
Segment Assets
Asset Management	$5,386	$5,026
Retirement Services	464,681	430,122
Principal Investing	12,213	11,527
Total Assets	$482,280	$446,675

[1] Includes intersegment management fees from Retirement Services of $388 million and $351 million for the three months ended September 30, 2026 and 2025 respectively, and $1,173 million and $1,070 million for the nine months ended September 30, 2026 and 2025 respectively.

The following presents the reconciliation of Segment Income and Segment Revenue to income (loss) before income tax (provision) benefit and total revenues reported in the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Segment Income	$1,698	$1,573	$4,898	$4,445
Asset Management Adjustments:
Equity-based profit sharing expense[1,5]	(40)	(35)	(163)	(103)
Equity-based compensation	(145)	(112)	(430)	(313)
Net income (loss) attributable to non-controlling interests in consolidated entities	(200)	783	753	1,598
Unrealized performance fees[5]	(384)	207	(485)	298
Unrealized profit sharing expense[5]	145	(36)	200	(98)
HoldCo interest and other financing costs[2]	(49)	(33)	(147)	(103)
Unrealized principal investment (income) loss[5]	33	(4)	(132)	5
Unrealized net gains (losses) from investment activities[5]	(88)	54	(117)	(300)
Transaction-related costs, restructuring and other non-operating expenses[3]	(132)	(86)	(318)	(432)
Retirement Services Adjustments:
Investment gains (losses), net of offsets	(2,661)	463	(3,334)	105
Non-operating change in insurance liabilities and related derivatives[4]	401	174	717	(44)
Integration, restructuring and other non-operating items	(32)	(36)	(106)	(98)
Equity-based compensation	(12)	(13)	(34)	(35)
Income (loss) before income tax (provision) benefit	$(1,466)	$2,899	$1,302	$4,925

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

[5] Represents adjustments that primarily impact the Principal Investing segment.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Segment Revenue	$6,161	$5,146	$17,194	$14,457
Asset Management Adjustments:
Adjustments related to consolidated funds and VIEs[1]	282	249	766	501
Performance fees[2]	(381)	206	(477)	302
Principal investment income (loss)[2]	11	2	(204)	4
Equity awards granted by unconsolidated related parties, reimbursable expenses and other[1]	164	248	674	554
Retirement Services Adjustments:
Premiums, product charges, investment related gains (losses) and other retirement services revenue[3]	(2,926)	2,669	(1,040)	2,619
Change in fair value of reinsurance assets	173	75	373	203
Forward points adjustment on foreign exchange derivative hedges	(11)	(33)	(58)	(83)
Held-for-trading amortization	22	66	125	135
Reinsurance impacts	28	44	85	123
ACRA non-controlling interests on net investment earnings	1,356	1,250	3,916	3,483
Other retirement services adjustments	(140)	(99)	(403)	(113)
Total Revenue	$4,739	$9,823	$20,951	$22,185

[1] Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

[2] Represents adjustments that primarily impact the Principal Investing segment.
[3] Refer to the condensed consolidated statements of operations for a breakout of individual items.

The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

(In millions)	September 30, 2026	December 31, 2025
Total reportable segment assets	$482,280	$446,675
Adjustments[1]	16,046	14,274
Total Assets	$498,326	$460,949

[1] Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

19. Subsequent Events

Dividends

On November 3, 2026, the Company declared a cash dividend of $0.5625 per share of common stock, which will be paid on November 30, 2026 to holders of record at the close of business on November 18, 2026.

In October 2026, the Company entered into a definitive agreement to make an equity investment of $1.25 billion in Mubadala Capital Asset Management, the alternative asset management arm of Mubadala Investment Company. The transaction is expected to close in the fourth quarter of 2026 for cash consideration to be exchanged in 2026 and 2027, subject to customary closing conditions and the receipt of regulatory approvals.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

	September 30, 2026
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries[1]	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets
Asset Management
Cash and cash equivalents	$4,004	$—	$—	$4,004
Restricted cash and cash equivalents	3	—	—	3
Investments	6,318	—	(416)	5,902
Assets of consolidated variable interest entities
Cash and cash equivalents	16	237	—	253
Investments	385	4,646	(703)	4,328
Due from related parties	18	—	—	18
Other assets	31	457	(280)	208
Due from related parties	1,120	—	(152)	968
Goodwill	1,977	—	—	1,977
Other assets	3,727	—	—	3,727
	17,599	5,340	(1,551)	21,388
Retirement Services
Cash and cash equivalents	17,326	—	—	17,326
Restricted cash and cash equivalents	1,066	—	—	1,066
Investments	336,241	—	(564)	335,677
Investments in related parties	67,269	—	(18,860)	48,409
Assets of consolidated variable interest entities
Cash and cash equivalents	15	184	—	199
Investments	1,314	31,389	—	32,703
Other assets	6	168	—	174
Reinsurance recoverable	11,308	—	—	11,308
Deferred acquisition costs, deferred sales inducements and value of business acquired	9,598	—	—	9,598
Goodwill	4,079	—	—	4,079
Other assets	16,459	—	(60)	16,399
	464,681	31,741	(19,484)	476,938
Total Assets	$482,280	$37,081	$(21,035)	$498,326

				(Continued)

	September 30, 2026
(In millions)	Apollo Global Management, Inc. and Consolidated Subsidiaries[1]	Consolidated Funds and VIEs	Eliminations	Consolidated
Liabilities, Redeemable non-controlling interests and Equity
Liabilities
Asset Management
Accounts payable, accrued expenses, and other liabilities	$4,420	$—	$—	$4,420
Due to related parties	1,416	—	(220)	1,196
Debt	5,936	—	—	5,936
Liabilities of consolidated variable interest entities
Debt	—	500	—	500
Accounts payable, accrued expenses, and other liabilities	175	2,713	(562)	2,326
	11,947	3,213	(782)	14,378
Retirement Services
Interest sensitive contract liabilities	354,099	—	—	354,099
Future policy benefits	45,166	—	—	45,166
Market risk benefits	4,668	—	—	4,668
Debt	8,813	—	—	8,813
Payables for collateral on derivatives and securities to repurchase	11,098	—	—	11,098
Other liabilities	23,272	—	—	23,272
Liabilities of consolidated variable interest entities
Other liabilities	29	665	(8)	686
	447,145	665	(8)	447,802
Total Liabilities	459,092	3,878	(790)	462,180
Commitments and Contingencies (note 17)
Equity
Mandatory Convertible Preferred Stock	—	—	—	—
Additional paid in capital	18,196	40	—	18,236
Retained earnings	4,879	20,732	(20,890)	4,721
Accumulated other comprehensive income (loss)	(7,033)	20	5	(7,008)
Total AGM Stockholders’ Equity	16,042	20,792	(20,885)	15,949
Non-controlling interests	7,146	12,411	640	20,197
Total Equity	23,188	33,203	(20,245)	36,146
Total Liabilities and Equity	$482,280	$37,081	$(21,035)	$498,326

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

Asset Management

Our Asset Management segment focuses on credit and equity investing strategies. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of September 30, 2026, we had total AUM of $1.07 trillion.

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

Credit

Credit is our largest asset management strategy with $870 billion of AUM as of September 30, 2026. Our credit strategy spans third-party strategies and Apollo’s retirement services business across four main investment pillars: direct origination, asset-backed, multi credit and opportunistic credit. Our credit strategy provides flexible, scaled and diverse capital solutions across the entire credit risk-return spectrum, with a focus on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage.

The Company’s credit AUM primarily comprises private credit assets, but also public credit assets including government debt, government-guaranteed debt, and publicly registered securities. Private credit is a core financing channel for the economy that spans assets typically held on bank, insurance company, or pension plan balance sheets, including a mix of direct lending (including loans to larger investment-grade borrowers), consumer and commercial credit, trade credit, privately placed asset-backed credit, private placement debt, non-agency residential and commercial mortgage debt, credit instruments issued under Rule 144A, and other private market credit financings. The Company defines private credit to include all credit assets except for government debt, government-guaranteed debt (e.g., Ginnie Mae mortgage debt), debt with an implied government guarantee (e.g., Fannie Mae and Freddie Mac mortgage debt), and publicly registered securities. As of September 30, 2026, approximately $620 billion of our $870 billion of credit AUM is private credit exposure.

Equity

Our equity strategy managed $204 billion of AUM as of September 30, 2026. Across our equity strategy, we maintain our focus on creative structuring and sourcing while working with the management teams of the portfolio companies of the Apollo-managed funds to help transform and grow their businesses. Our flexible mandate and purchase price discipline allow us to embrace complexity and seek attractive outcomes for our stakeholders. Apollo’s equity team has experience across sectors, industries, and geographies spanning its private equity, hybrid value, secondaries equity, AAA, real estate equity, infrastructure and clean transition equity strategies. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through September 30, 2026.

Acquisition of Bridge

On September 2, 2025, we completed the previously announced acquisition of Bridge in an all-stock transaction. As a result, Bridge became a consolidated subsidiary of AAM, and its results are included in the condensed consolidated financial statements commencing from the Bridge Acquisition Date.

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

Adverse economic conditions may result from domestic and global economic and political developments, including slower economic growth, changes in U.S. and foreign tariff policies, civil unrest, geopolitical tensions or military action, including the armed conflicts in the Middle East and between Ukraine and Russia, and related sanctions. Additional risks include changes in legal and regulatory requirements affecting investment, hiring, migration, labor supply and global supply chains, as well as disruptions to energy markets and critical shipping routes.

U.S. economic activity remains resilient, supported by investment in artificial intelligence and data centers, increased spending across semiconductors, pharmaceuticals and defense, and fiscal stimulus. These drivers continue to support solid growth, but also contribute to persistent inflation and a higher interest rate environment. Uncertainty surrounding U.S. trade policy, the conflict with Iran, and inflation remain downside risks to the economy.

We carefully monitor economic and market conditions, including global inflation, that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives. Inflation remains elevated, limiting the scope of monetary easing and contributing to upward pressure on yields, increasing the likelihood that interest rates will remain elevated. The U.S. Bureau of Labor Statistics reported the annual U.S. inflation rate increased to 3.7% as of September 30, 2026, compared to 3.5% as of June 30, 2026. Due to persistent inflationary pressure, the U.S. Federal Reserve raised its benchmark interest rate target range by 25 basis points to 3.75% to 4.00% at its September meeting.

Equity market performance moderated during the third quarter of 2026. In the U.S., the S&P 500 Index increased by 2.0%, following an increase of 14.9% in the second quarter of 2026. Global equity markets also increased during the quarter, with the MSCI All Country World ex USA Index increasing by 1.0%, following an increase of 10.5% in the second quarter of 2026.

Conditions in the credit markets may have a significant impact on our business. Credit fundamentals remain generally constructive and continue to improve, with speculative-grade default rates declining, distressed exchanges moderating, and liability management exercises decreasing. Risks remain concentrated in certain sectors, particularly software, where elevated leverage, weaker interest coverage and an approaching maturity wall increase sensitivity to a higher-for-longer rate environment. AI-related debt issuance also warrants monitoring as hyperscaler bond coverage ratios have declined and investment-grade spreads and credit default swap spreads have widened. Credit markets experienced mixed results in the third quarter of 2026, with the BofAML HY Master II Index decreasing by 1.8% and the Morningstar/LSTA Leveraged Loan Index increasing by 2.7%.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 3.4% in the third quarter of 2026, following an increase of 2.2% in the second quarter of 2026. As of October 2026, the International Monetary Fund estimated the U.S. economy will expand by 2.3% in each of 2026 and 2027. The U.S. Bureau of Labor Statistics reported the U.S. unemployment rate remained at 4.2% as of September 30, 2026.

Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar strengthened compared to the euro, but weakened against the Japanese yen and remained broadly unchanged compared to the British pound in the third quarter of 2026. Relative to the U.S. dollar, the euro depreciated 0.8% in the third quarter of 2026, after depreciating 1.1% in the second quarter of 2026, while the Japanese yen appreciated 3.3% in the third quarter of 2026, after depreciating 2.4% in the second quarter of 2026, and the British pound remained broadly unchanged during the third quarter of 2026, after appreciating 0.3% in the second quarter of 2026. We generally undertake hedging activities to eliminate or mitigate foreign currency risk. Oil prices ended the third quarter of 2026 up 30.1% from the second quarter of 2026, primarily reflecting renewed tensions in the Middle East. Further escalation could create additional inflationary pressure through higher energy prices.

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

As of September 30, 2026, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. The Company and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities and addressable markets.

Private credit, which we estimate represents a $40 trillion primarily investment-grade addressable market, has experienced heightened focus, generating industry inquiries around liquidity, valuation methodologies, global wealth access and technology-related portfolio allocations. We believe such inquiries are natural to an evolving asset class that is experiencing strong overall growth. However, the magnified focus has corresponded to increased redemption requests within perpetual non-traded business development company structures across the industry, resulting in lower growth for these products.

While investor demand for perpetual non-traded business development company structures may experience variability, we believe that the long-term opportunity to provide investors with access to private credit, both investment-grade and sub investment-grade, will remain compelling across cycles.

Interest Rate Environment

Medium and long-term rates increased significantly during the third quarter of 2026, with the U.S. 10-year Treasury yield at 5.29% as of September 30, 2026, compared to 4.44% as of June 30, 2026. Short-term rates also increased during the third quarter of 2026, with the 3-month secured overnight financing rate at 4.08% as of September 30, 2026, compared to 3.73% as of June 30, 2026.

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

Athene addresses interest rate risk through managing the duration of the liabilities it sources with assets it acquires through asset liability management (“ALM”) modeling. As part of its investment strategy, Athene purchases floating rate investments, which are expected to perform well in a rising interest rate environment and are expected to underperform in a declining rate environment. Athene manages its interest rate risk in a declining rate environment through hedging activity or the issuance of additional floating rate liabilities to lower its overall net floating rate position. As of September 30, 2026, Athene’s net invested asset portfolio included $66.9 billion of floating rate assets, or 21% of its net invested assets, and its net reserve liabilities included $64.1 billion of floating rate liabilities at notional, or 20% of its net invested assets, resulting in $2.8 billion of net floating rate assets, or 1% of its net invested assets. Athene’s floating rate asset position includes floating rate investments and cash and cash equivalents on a net invested asset basis, adjusted for net investment payables/receivables and cash posted as collateral for derivative transactions.

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

Overview of Results of Operations

Financial Measures under U.S. GAAP – Asset Management

The following discussion of financial measures under U.S. GAAP is based on Apollo’s asset management business as of September 30, 2026.

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

As of September 30, 2026, approximately 28% of the value of the investments of the funds we manage, on a gross basis, was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 72% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in our 2025 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.

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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis, (ii) unrealized performance fees and (iii) realized performance fees, inclusive of realized incentive fees:

	September 30, 2026	Performance Fees for the Three Months Ended September 30, 2026			Performance Fees for the Nine Months Ended September 30, 2026

(In millions)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
Accord and Accord+ Funds	$78	$2	$—	$2	$13	$9	$22
AIOF I, II and III	35	13	—	13	(15)	—	(15)
ANRP I, II and III[1]	46	(6)	8	2	(29)	27	(2)
Athora	—	—	—	—	(22)	—	(22)
Champ L.P.	16	—	—	—	(148)	141	(7)
Credit Strategies	29	(27)	1	(26)	21	5	26
EPF Funds[1]	64	12	—	12	32	—	32
FCI Funds	88	(1)	—	(1)	(2)	—	(2)
Freedom Parent Holdings	23	7	—	7	23	—	23
Fund X	482	(60)	91	31	2	159	161
Fund IX	709	(209)	—	(209)	(425)	65	(360)
Fund VIII[2]	—	(163)	1	(162)	36	4	40
Fund VI	8	—	2	2	—	5	5
HVF I	68	(2)	1	(1)	(13)	15	2
HVF II	251	31	—	31	61	30	91
HVF III	71	35	—	35	71	—	71
MidCap FinCo	37	—	4	4	—	13	13
Redding Ridge Holdings	274	32	11	43	67	27	94
Bridge Funds	116	21	6	27	(31)	18	(13)
Other[1,3]	459	(69)	304	235	(126)	528	402
Total	$2,854	$(384)	$429	$45	$(485)	$1,046	$561
Total, net of profit sharing payable4/expense	$1,146	$(239)	$47	$(192)	$(286)	$256	$(30)

1 As of September 30, 2026, certain funds had $204 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $2.5 billion as of September 30, 2026.

2 As of September 30, 2026, the remaining investments and escrow cash of Fund VIII was valued at 86% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2026, Fund VIII had $164 million of gross performance fees, or $92 million net of profit sharing in escrow. With respect to Fund VIII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement. Performance fees receivable as of September 30, 2026 and realized performance fees for the three and nine months ended September 30, 2026 include interest earned on escrow balances that is not subject to contingent repayment.

[3] Other includes certain SIAs.
[4] There was a corresponding profit sharing payable of $1.7 billion as of September 30, 2026, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $50 million.

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

The following table summarizes our performance fees since inception through September 30, 2026:

	Performance Fees Since Inception[1]
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized[2]	Total Undistributed and Distributed by Fund and Recognized[3]	General Partner Obligation[3]	Maximum Performance Fees Subject to Potential Reversal[4]
Accord and Accord+ Funds	$78	$158	$236	$—	$131
AIOF I, II and III	35	86	121	—	55
ANRP I, II and III	46	233	279	33	101
Champ L.P.	16	133	149	—	13
Credit Strategies	29	611	640	—	28
EPF Funds	64	564	628	109	77
FCI Funds	88	24	112	—	88
Freedom Parent Holdings	23	194	217	—	23
Fund X	482	302	784	—	656
Fund IX	709	1,744	2,453	—	1,606
Fund VIII	—	1,793	1,793	32	1,176
Fund VII	—	3,271	3,271	—	—
Fund VI	8	1,700	1,708	—	—
Fund IV and Fund V	—	2,023	2,023	1	—
HVF I	68	271	339	—	203
HVF II	251	141	392	—	321
HVF III	71	—	71	—	71
MidCap FinCo	37	166	203	—	37
Redding Ridge Holdings	274	—	274	—	246
Bridge Funds	116	28	144	—	59
Other[5]	459	3,104	3,563	29	617
Total	$2,854	$16,546	$19,400	$204	$5,508

[1] Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.13 as of September 30, 2026. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.33 as of September 30, 2026.

[2] Amounts exclude certain performance fees from business development companies and Redding Ridge Holdings, an affiliate of Redding Ridge.
[3] Amounts were computed based on the fair value of fund investments on September 30, 2026. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees as of September 30, 2026. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

[4] Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on September 30, 2026. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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

Financial Measures under U.S. GAAP – Retirement Services

The following discussion of financial measures under U.S. GAAP is based on the Company’s retirement services business, which is operated by Athene, as of September 30, 2026.

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

Policy and other operating expenses

Policy and other operating expenses include normal operating expenses, policy acquisition expenses, interest expense, dividends to policyholders, integration, restructuring and other non-operating expenses and equity-based compensation expenses.

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

Adjusted Net Income (“ANI”) represents Segment Income less HoldCo interest and other financing costs and estimated income taxes. For purposes of calculating the Adjusted Net Income tax rate, Segment Income is reduced by HoldCo interest and financing costs. Income taxes on FRE and PII represent the total current corporate, local, and non-U.S. taxes as well as the current amounts payable under Apollo’s tax receivable agreement. Income taxes on FRE and PII exclude the impacts of deferred taxes and the remeasurement of the tax receivable agreement, which arise from changes in estimated future tax rates. Certain assumptions and methodologies that impact the implied FRE and PII income tax provision are similar to those used under U.S. GAAP. Specifically, certain deductions considered in the income tax provision under U.S. GAAP relating to transaction-related costs, equity-based compensation, charitable contributions and tax deductible interest expense are taken into account for the implied tax provision. Income taxes on SRE represent the total current and deferred tax expense or benefit on income before taxes adjusted to eliminate the impact of the tax expense or benefit associated with the non-operating adjustments. Management believes the methodologies used to compute income taxes on FRE, SRE, and PII are meaningful to each segment and increase comparability of income taxes between periods.

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

Results of Operations

Below is a discussion of our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
(In millions, except percentages)	2026	2025			2026	2025
Revenues
Asset Management
Management fees	$758	$606	$152	25.1%	$2,203	$1,697	$506	29.8%
Advisory and transaction fees, net	633	378	255	67.5	1,357	850	507	59.6
Investment income (loss)	(188)	444	(632)	NM	114	936	(822)	(87.8)
Incentive fees	58	51	7	13.7	181	149	32	21.5
Property management, development and other fees	22	8	14	175.0	66	8	58	NM
	1,283	1,487	(204)	(13.7)	3,921	3,640	281	7.7
Retirement Services
Premiums	190	117	73	62.4	577	351	226	64.4
Product charges	299	292	7	2.4	879	831	48	5.8
Net investment income	5,701	5,013	688	13.7	16,190	14,130	2,060	14.6
Investment related gains (losses)	(3,418)	2,254	(5,672)	NM	(2,507)	1,421	(3,928)	NM
Revenues of consolidated variable interest entities	681	654	27	4.1	1,880	1,796	84	4.7
Other revenues	3	6	(3)	(50.0)	11	16	(5)	(31.3)
	3,456	8,336	(4,880)	(58.5)	17,030	18,545	(1,515)	(8.2)
Total Revenues	4,739	9,823	(5,084)	(51.8)	20,951	22,185	(1,234)	(5.6)
Expenses
Asset Management
Compensation and benefits:
Salary, bonus and benefits	465	376	89	23.7	1,313	1,032	281	27.2
Equity-based compensation	232	195	37	19.0	688	488	200	41.0
Profit sharing expense	212	190	22	11.6	546	588	(42)	(7.1)
Total compensation and benefits	909	761	148	19.4	2,547	2,108	439	20.8
Interest expense	84	64	20	31.3	249	184	65	35.3
General, administrative and other	461	409	52	12.7	1,379	1,087	292	26.9
	1,454	1,234	220	17.8	4,175	3,379	796	23.6
Retirement Services
Interest sensitive contract benefits	3,669	4,164	(495)	(11.9)	10,974	9,086	1,888	20.8
Future policy and other policy benefits	595	613	(18)	(2.9)	1,828	1,681	147	8.7
Market risk benefits remeasurement (gains) losses	(626)	131	(757)	NM	(391)	405	(796)	NM
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	476	355	121	34.1	1,163	914	249	27.2
Policy and other operating expenses	641	573	68	11.9	1,880	1,665	215	12.9
	4,755	5,836	(1,081)	(18.5)	15,454	13,751	1,703	12.4
Total Expenses	6,209	7,070	(861)	(12.2)	19,629	17,130	2,499	14.6
Other income (loss) – Asset Management
Net gains (losses) from investment activities	20	78	(58)	(74.4)	(29)	(208)	179	(86.1)
Net gains (losses) from investment activities of consolidated variable interest entities	(20)	35	(55)	NM	(42)	250	(292)	NM
Other income (loss), net	4	33	(29)	(87.9)	51	(172)	223	NM
Total Other income (loss)	4	146	(142)	(97.3)	(20)	(130)	110	(84.6)
Income (loss) before income tax (provision) benefit	(1,466)	2,899	(4,365)	NM	1,302	4,925	(3,623)	(73.6)
Income tax (provision) benefit	344	(438)	782	NM	(1,746)	(684)	(1,062)	155.3
Net income (loss)	(1,122)	2,461	(3,583)	NM	(444)	4,241	(4,685)	NM
Net (income) loss attributable to non-controlling interests	65	(725)	790	NM	(1,158)	(1,433)	275	(19.2)
Net income (loss) attributable to Apollo Global Management, Inc.	(1,057)	1,736	(2,793)	NM	(1,602)	2,808	(4,410)	NM
Preferred stock dividends	—	(24)	24	(100.0)	(49)	(73)	24	(32.9)
Net income (loss) available to Apollo Global Management, Inc. common stockholders	$(1,057)	$1,712	$(2,769)	NM	$(1,651)	$2,735	$(4,386)	NM

Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

In this section, references to 2026 refer to the three months ended September 30, 2026 and references to 2025 refer to the three months ended September 30, 2025.

Asset Management

Revenues

Revenues were $1,283 million in 2026, a decrease of $204 million from $1,487 million in 2025, primarily driven by lower investment income (loss), partially offset by higher advisory and transaction fees, net, management fees and property management, development and other fees.

Investment income (loss) decreased by $632 million in 2026 to $(188) million compared to $444 million in 2025. The decrease in investment income (loss) was primarily driven by a decrease in performance allocations.

Significant drivers for performance allocations in 2026 were performance allocation losses primarily from Fund IX and Fund VIII of $209 million and $162 million, respectively, partially offset by performance allocations earned from Redding Ridge Holdings, HVF III, Fund X and HVF II of $43 million, $35 million, $31 million and $31 million, respectively.

See below for details on the respective performance allocations in 2026.

The performance allocation losses from Fund IX in 2026 were primarily driven by the depreciation of the fund's investments in the (i) media, telecom and technology, (ii) leisure and (iii) consumer services sectors.

The performance allocation losses from Fund VIII in 2026 were primarily driven by the depreciation of the fund's investments in the (i) media, cable and leisure and (ii) financial and business services sectors.

The performance allocations earned from Redding Ridge Holdings in 2026 were primarily driven by existing and new CLO issuances, resets, accumulation of warehouse assets, new consulting contracts and the net income generated by the vehicle’s strategic investments.

The performance allocations earned from HVF III in 2026 were primarily driven by the appreciation of the fund’s investments in the (i) climate and sustainability, (ii) business services, (iii) consumer and retail and (iv) manufacturing and industrial sectors.

The performance allocations earned from Fund X in 2026 were primarily driven by the appreciation and realization of the fund’s investments in the manufacturing and industrial sectors.

The performance allocations earned from HVF II in 2026 were primarily driven by the appreciation and realization of the fund’s investments in the (i) transportation and logistics, (ii) consumer and retail and (iii) financial services sectors.

Advisory and transaction fees, net increased by $255 million to $633 million in 2026 from $378 million in 2025. Advisory and transaction fees earned during 2026 were primarily attributable to our direct origination, infrastructure and clean transition equity, opportunistic credit, hybrid value and traditional private equity strategies.

Management fees increased by $152 million to $758 million in 2026 from $606 million in 2025. The increase was primarily attributable to an aggregate $108 million increase in management fees earned from Bridge funds, Atlas, Athora, Apollo Asset-Backed Finance Fund, L.P. (“ABF”), Chestnut Ridge, L.P. and Apollo Credit Strategies Absolute Return Fund (Delaware), L.P. (“Credit Strategies Absolute Return Fund”). The increase in management fees earned from Bridge funds was due to the Bridge acquisition in September 2025, which resulted in a full quarter of fees in 2026 compared to a partial quarter in 2025. The increase in management fees earned from Atlas was driven by higher fee-generating AUM due to the upsizing of Atlas’s warehousing financing facilities, and the increase in management fees earned from Athora was driven by Athora’s acquisition of PIC. The increases in management fees earned from ABF and Credit Strategies Absolute Return Fund were primarily driven by increased subscriptions. The increase in management fees earned from Chestnut Ridge was due to the fund’s commencement of fee-generating activities in 2026. These increases were partially offset by a $6 million decrease in management fees earned from ARI due to ARI’s sale of its commercial mortgage loan portfolio to Athene.

Property management, development and other fees increased by $14 million to $22 million in 2026 from $8 million in 2025 resulting from the Bridge acquisition in September 2025, which contributed a full quarter of fees in the third quarter of 2026 compared to a partial quarter in the third quarter of 2025.

Expenses

Expenses were $1,454 million in 2026, an increase of $220 million from $1,234 million in 2025, primarily due to increases in total compensation and benefits, general, administrative and other, and interest expense.

Total compensation and benefits were $909 million in 2026, an increase of $148 million from $761 million in 2025, primarily due to an increase in salary, bonus and benefits, equity-based compensation and profit sharing expense of $89 million, $37 million and $22 million, respectively. The increase in salary, bonus and benefits of $89 million was primarily driven by increased headcount in 2026 relative to 2025. The increase in equity-based compensation of $37 million was primarily due to additional RSUs and equity granted and the related amortization. The increase in profit sharing expense of $22 million corresponds to the allocation of certain performance-based revenue, partially offset by lower profit sharing expense driven by investment losses during the quarter. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds and other performance-based revenue generating performance allocations in the period. Equity-based compensation expense, in any given period, generally includes: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the then Co-Presidents of AAM, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics.

General, administrative and other expenses were $461 million in 2026, an increase of $52 million from $409 million in 2025. The increase in 2026 was primarily driven by increases in transaction related expenses, depreciation and amortization, technology expenses and travel and entertainment expenses, partially offset by a decrease in professional fees.

Interest expense was $84 million in 2026, an increase of $20 million from $64 million in 2025. The increase in 2026 was primarily driven by additional debt issuances in 2025 and 2026, as well as higher interest rates on the recent issuances.

Other Income (Loss)

Other income was $4 million in 2026, a decrease of $142 million from $146 million in 2025, primarily driven by decreases in net gains (losses) from investment activities, net gains (losses) from investment activities of consolidated VIEs and other income (loss), net of $58 million, $55 million and $29 million, respectively.

The decrease in net gains (losses) from investment activities of $58 million was primarily driven by gains on the Company’s investment in Global Business Travel Group, Inc. recognized in 2025 that did not recur in 2026 following the sale of the investment, as well as depreciation in the market value of certain of the Company’s balance sheet investments.

The decrease in net gains (losses) from investment activities of consolidated VIEs of $55 million was primarily driven by gains in 2025 related to a portfolio company valuation increase, which did not recur in 2026. The decrease was also attributable to a decrease in net gains from investment activities of consolidated VIEs.

The decrease in other income (loss), net of $29 million in 2026 was primarily attributable to a loss on the novation of Bridge legacy general liability policies and losses from changes in the tax receivable agreement liability in 2026.

Retirement Services

Revenues

Retirement Services revenues were $3.5 billion in 2026, a decrease of $4.9 billion from $8.3 billion in 2025. The decrease was primarily driven by a decrease in investment related gains (losses), partially offset by an increase in net investment income, an increase in premiums and an increase in revenues of consolidated VIEs.

Investment related gains (losses) were $(3.4) billion in 2026, a decrease of $5.7 billion from $2.3 billion in 2025, primarily driven by an unfavorable change in the fair value of mortgage loans, reinsurance assets and trading securities, an unfavorable change in the fair value of indexed annuity hedging derivatives and losses on interest rate derivatives. The change in fair value of mortgage loans decreased $2.2 billion, the change in fair value of reinsurance assets decreased $615 million and the change in fair value of trading securities decreased $415 million, primarily driven by an increase in U.S. Treasury rates in 2026 compared to a decrease in 2025. The change in fair value of indexed annuity hedging derivatives decreased $1.7 billion, primarily driven by less favorable performance of the equity indices upon which Athene’s call options are based. The largest percentage of Athene’s call options are based on the S&P 500 Index, which increased 2.0% in 2026, compared to an increase of 7.8% in 2025. The derivative losses were primarily driven by an increase in U.S. Treasury rates in 2026 resulting in losses on interest rate derivatives that do not qualify for hedge accounting.

Net investment income was $5.7 billion in 2026, an increase of $688 million from $5.0 billion in 2025, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows of $31.1 billion during the previous twelve months and higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment. These impacts were partially offset by lower floating rate income, later deployment into assets during the quarter compared to 2025 and run-off of higher-yielding assets.

Premiums were $190 million in 2026, an increase of $73 million from $117 million in 2025, primarily driven by an increase in payout annuity premiums related to the issuance of structured settlements and life renewal premiums from the Sony Life Insurance Co., Ltd. (“Sony”) block reinsurance transaction executed in the fourth quarter of 2025, partially offset by an increase in ceded premium related to the retrocession of mortality risk on a pension group annuity transaction beginning in the second quarter of 2026.

Revenues of consolidated VIEs were $681 million in 2026, an increase of $27 million from $654 million in 2025, primarily driven by the consolidation of AAA Lux in the fourth quarter of 2025 and additional contributions into AAA in 2026, partially offset by the deconsolidation of several VIEs and an unfavorable change in the fair value of trading securities held in VIEs driven by an increase in U.S. Treasury rates in 2026 compared to a decrease in 2025.

Expenses

Retirement Services expenses were $4.8 billion in 2026, a decrease of $1.1 billion from $5.8 billion in 2025. The decrease was primarily driven by a decrease in market risk benefits remeasurement (gains) losses, a decrease in interest sensitive contract benefits and a decrease in future policy and other policy benefits, partially offset by an increase in the amortization of DAC, DSI and VOBA and an increase in policy and other operating expenses. Athene’s annual unlocking of assumptions resulted in an increase in total benefits and expenses of $515 million compared to a decrease of $55 million in 2025. The 2026 unlocking was driven by an increase of $439 million in interest sensitive contract benefits, an increase of $61 million related to DAC, DSI and VOBA amortization and an increase of $22 million in future policy and other policy benefits, partially offset by a decrease of $7 million in market risk benefits. The 2025 unlocking was driven by a decrease of $90 million in interest sensitive contract benefits and a decrease of $59 million in market risk benefits, partially offset by an increase of $53 million related to DAC, DSI and VOBA amortization and an increase of $41 million in future policy and other policy benefits.

Market risk benefits remeasurement (gains) losses were $(626) million in 2026, a decrease of $757 million from $131 million in 2025. The gains in 2026 compared to losses in 2025 were primarily driven by a favorable change in the fair value of market risk benefits, partially offset by an unfavorable change in unlocking. The change in fair value of market risk benefits was primarily driven by a favorable $956 million impact due to an increase in the risk-free discount rates across the long end of the curve compared to a decrease in 2025, which are used in the fair value measurement of the liability for market risk benefits, partially offset by an unfavorable $123 million impact related to less favorable equity market performance in 2026 compared to 2025. The market risk benefits unlocking in 2026 was $7 million favorable primarily due to changes in projected interest crediting, partially offset by changes in policyholder behavior. The market risk benefits unlocking in 2025 was $59 million favorable primarily due to changes in policyholder behavior and updated mortality assumptions, partially offset by changes in projected interest crediting.

Interest sensitive contract benefits were $3.7 billion in 2026, a decrease of $495 million from $4.2 billion in 2025, primarily driven by a decrease in the change in Athene’s indexed annuity reserves, lower rates on floating rate funding agreements and later origination of new business within the quarter compared to 2025. These impacts were partially offset by an unfavorable change in unlocking, significant growth in Athene’s deferred annuity and funding agreement blocks of business over the previous twelve months, higher rates on new deferred annuity and funding agreement issuances, as well as run-off of lower rate business, in comparison to its existing blocks of business and an increase in reserve accretion on floating rate funding agreements due to the increase in short-term rates impacting future cash flows and the associated reserve. The change in Athene’s indexed annuity reserves includes the impact from changes in the fair value of indexed annuity embedded derivatives. The decrease in the change in fair value of indexed annuity embedded derivatives of $2.0 billion was primarily due to the performance of the equity indices to which Athene’s indexed annuity policies are linked. The largest percentage of Athene’s indexed annuity policies are linked to the S&P 500 Index, which increased 2.0% in 2026, compared to an increase of 7.8% in 2025. The decrease in the change in fair value of indexed annuity embedded derivatives was also driven by the favorable change in discount rates used in Athene’s embedded derivative calculations as discount rates increased in 2026 compared to a decrease in 2025, partially offset by the unfavorable impact of rate movements on policyholder projected benefits. Unlocking in 2026 was $439 million unfavorable, consisting of $438 million of unfavorable fair value of indexed annuity embedded derivative unlocking and $1 million of unfavorable negative VOBA unlocking. The unfavorable unlocking was primarily driven by changes to projected interest crediting and policyholder behavior, partially offset by updated economic assumptions. Unlocking in 2025 was $90 million favorable, consisting of $79 million of favorable fair value of indexed annuity embedded derivative and investment contract provision unlocking and $11 million of favorable negative VOBA unlocking. The favorable unlocking was primarily driven by changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, as well as updated economic assumptions.

Future policy and other policy benefits were $595 million in 2026, a decrease of $18 million from $613 million in 2025, primarily driven by a decrease in the AmerUs Closed Block fair value liability, an increase in ceded benefit payments related to the retrocession of mortality risk on a pension group annuity transaction beginning in the second quarter of 2026 and a favorable change in unlocking. These impacts were partially offset by an increase in payout annuity reserves related to the issuance of structured settlements, as well as life reserves related to renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized losses on the underlying assets reflecting an increase in U.S. Treasury rates in 2026 compared to a decrease in 2025. Unlocking in 2026 was $22 million unfavorable, consisting of $51 million of unfavorable future policy benefit reserve unlocking, partially offset by $29 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking was primarily driven by updated mortality assumptions. Unlocking in 2025 was $41 million unfavorable, consisting of $77 million of unfavorable future policy benefit reserve unlocking, partially offset by $36 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking was primarily driven by updated mortality assumptions and changes in policyholder behavior, partially offset by updated economic assumptions.

Amortization of DAC, DSI and VOBA was $476 million in 2026, an increase of $121 million from $355 million in 2025, primarily driven by an increase in acquisition and sales incentive costs that are deferred and amortized due to strong growth in Athene’s deferred annuity business, an increase in VOBA amortization and an unfavorable change in unlocking. Unlocking in 2026 was $61 million unfavorable primarily due to changes in policyholder behavior and projected interest crediting, partially offset by updated economic assumptions. Unlocking in 2025 was $53 million unfavorable primarily due to changes in policyholder behavior and projected interest crediting, as well as updated economic and mortality assumptions.

Policy and other operating expenses were $641 million in 2026, an increase of $68 million from $573 million in 2025, primarily driven by an increase in interest expense and an increase in policy acquisition expenses related to significant growth, partially offset by a decrease in VIE operating expenses due to the deconsolidation of several VIEs. The increase in interest expense was primarily related to an increase in host accretion on business ceded to Catalina, as well as interest on long-term debt issued in the third quarter of 2026.

Income Tax Provision

The Company’s income tax (provision) benefit was $344 million and $(438) million in 2026 and 2025, respectively. The change to the provision was primarily related to the decrease in pretax income subject to tax in 2026. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 23.5% and 15.1% for 2026 and 2025, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests, (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m). See note 11 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

In this section, references to 2026 refer to the nine months ended September 30, 2026 and references to 2025 refer to the nine months ended September 30, 2025.

Asset Management

Revenues

Revenues were $3,921 million in 2026, an increase of $281 million from $3,640 million in 2025, primarily driven by higher advisory and transaction fees, net, management fees, property management, development and other fees and incentive fees, partially offset by lower investment income.

Advisory and transaction fees, net increased by $507 million to $1,357 million in 2026 from $850 million in 2025. Advisory and transaction fees earned during 2026 were primarily attributable to our direct origination, opportunistic credit, infrastructure and clean transition, multi-credit, traditional private equity and hybrid value strategies.

Management fees increased by $506 million to $2,203 million in 2026 from $1,697 million in 2025. The increase was primarily attributable to an aggregate $357 million increase in management fees earned from Bridge funds, Atlas, Athora, Redding Ridge Holdings, ABF and ADS. The increase in management fees earned from Bridge funds was due to the Bridge acquisition in September 2025. The increase in management fees earned from Atlas was driven by higher fee-generating AUM due to the upsizing of Atlas’s warehousing financing facilities. The increase in management fees earned from Athora was primarily driven by Athora’s acquisition of PIC. The increase in management fees earned from Redding Ridge Holdings was primarily driven by a fee basis adjustment that resulted in a change to the fee calculation in 2026. Further, the increases in management fees earned from ABF and ADS were primarily driven by increases in fee-generating AUM. These increases were partially offset by a decrease of $26 million in management fees earned from S3 Equity and Hybrid Solutions, which was related to catch-up management fees for additional closes in 2025.

Property management, development and other fees increased by $58 million to $66 million in 2026 from $8 million in 2025 resulting from the Bridge acquisition in September 2025.

Incentive fees increased by $32 million to $181 million in 2026 from $149 million in 2025, primarily attributable to sustained growth across a variety of perpetual capital vehicles.

Investment income decreased by $822 million in 2026 to $114 million compared to $936 million in 2025. The decrease in investment income was primarily driven by decreases in performance allocations and principal investment income of $720 million and $102 million, respectively. The decrease in principal investment income in 2026 was primarily driven by the depreciation in value of investments held by certain funds we manage in which the Company has a direct interest.

Significant drivers for performance allocations in 2026 were performance allocations earned from Fund X, Redding Ridge Holdings, HVF II, HVF III, Fund VIII, Credit Strategies and Freedom Parent Holdings of $161 million, $95 million, $91 million, $71 million, $40 million, $27 million and $23 million, respectively, partially offset by performance allocation losses from Fund IX of $361 million.

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

The performance allocations earned from HVF III in 2026 were primarily driven by the appreciation of the fund’s investments in the (i) climate and sustainability, (ii) consumer and retail, (iii) business services and (iv) manufacturing and industrial sectors.

The performance allocations earned from Fund VIII in 2026 were primarily driven by the appreciation and realization of the fund’s investments in the (i) media, cable and leisure and (ii) financial and business services sectors.

The performance allocations earned from Credit Strategies in 2026 were primarily driven by the net income generated by the fund’s investments.

The performance allocations earned from Freedom Parent Holdings in 2026 were primarily driven by the appreciation of its investment in Wheels.

The performance allocation losses from Fund IX in 2026 were primarily driven by the depreciation of the fund's investments in the (i) media, telecom and technology, (ii) consumer services and (iii) leisure sectors.

Expenses

Expenses were $4,175 million in 2026, an increase of $796 million from $3,379 million in 2025, primarily due to increases in total compensation and benefits, general, administrative and other and interest expense.

Total compensation and benefits were $2,547 million in 2026, an increase of $439 million from $2,108 million in 2025, primarily due to increases in salary, bonus and benefits and equity-based compensation, partially offset by a decrease in profit sharing expense. The increase in salary, bonus and benefits of $281 million was primarily driven by increased headcount in 2026 relative to 2025. The increase in equity-based compensation of $200 million was primarily due to additional RSUs and equity granted and the related amortization. Equity-based compensation expense, in any given period, generally includes: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of the 2021 one-time grants awarded to the then Co-Presidents of AAM, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on the Company’s achievement of FRE and SRE per share metrics. The decrease in profit sharing expense of $42 million was driven by lower investment income, partially offset by the allocation of certain performance-based revenue in 2026. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds and performance-based revenue generating performance allocations in the period.

General, administrative and other expenses were $1,379 million in 2026, an increase of $292 million from $1,087 million in 2025. The increase in 2026 was primarily driven by increases in professional fees, transaction related expenses, depreciation and amortization, technology expenses and travel and entertainment expenses.

Interest expense was $249 million in 2026, an increase of $65 million from $184 million in 2025. The increase in 2026 was primarily driven by additional debt issuances in 2025 and 2026, as well as higher interest rates on recent issuances.

Other Income (Loss)

Other income (loss) was $(20) million in 2026, an increase of $110 million from $(130) million in 2025, primarily driven by increases in other income (loss), net and net gains (losses) from investment activities of $223 million and $179 million, respectively, partially offset by a decrease in net gains (losses) from investment activities of consolidated VIEs of $292 million.

The increase in other income (loss), net of $223 million was primarily attributable to expense related to the issuance of common stock to the Apollo DAF in the prior year, which did not recur in the current year. Additionally, the increase was also driven by derivative gains primarily on forward contracts, partially offset by foreign exchange losses due to the significant fluctuations in foreign exchange rates in 2026.

The increase in net gains (losses) from investment activities of $179 million was primarily driven by a prior-year impairment loss on an equity investment triggered by the initial public offering of the issuer of the equity security which resulted in an observable transaction price below the Company’s carrying amount. The increase was partially offset by losses on the sale of certain investments held by the Company in 2026.

The decrease in net gains (losses) from investment activities of consolidated VIEs of $292 million was primarily driven by a significant portfolio company valuation increase in 2025 related to the sale of the consolidated VIE’s primary holding.

Retirement Services

Revenues

Retirement Services revenues were $17.0 billion in 2026, a decrease of $1.5 billion from $18.5 billion in 2025. The decrease was primarily driven by a decrease in investment related gains (losses), partially offset by an increase in net investment income, an increase in premiums and an increase in revenues of consolidated VIEs.

Investment related gains (losses) were $(2.5) billion in 2026, a decrease of $3.9 billion from $1.4 billion in 2025, primarily driven by an unfavorable change in the fair value of mortgage loans, reinsurance assets and trading securities. These impacts were partially offset by favorable net foreign exchange and derivative impacts, a $673 million gain resulting from the early call of Athene’s investment in AP Grange in the second quarter of 2026 and a favorable change in the fair value of indexed annuity hedging derivatives. The change in fair value of mortgage loans decreased $3.9 billion, reinsurance assets decreased $1.0 billion and trading securities decreased $677 million, primarily driven by an increase in U.S. Treasury rates in 2026 compared to a decrease in 2025. The favorable net foreign exchange and derivative impacts were primarily due to foreign exchange gains in 2026 compared to losses in 2025 related to the strengthening of the U.S. dollar against foreign currencies in 2026 compared to 2025, including the impact from derivatives not designated as a hedge where the foreign exchange impact on the related asset is reported through AOCI. The foreign exchange impact was partially offset by losses on interest rate derivatives that do not qualify for hedge accounting primarily driven by an increase in U.S. Treasury rates in 2026. The change in fair value of indexed annuity hedging derivatives increased $155 million, primarily driven by the performance of the equity indices upon which Athene’s call options are based, with the 2026 impact amplified by the strong growth in Athene’s indexed annuity block of business over the previous twelve months. The largest percentage of Athene’s call options are based on the S&P 500 Index, which increased 11.8% in 2026, compared to an increase of 13.7% in 2025.

Net investment income was $16.2 billion in 2026, an increase of $2.1 billion from $14.1 billion in 2025, primarily driven by significant growth in Athene’s investment portfolio attributable to strong net flows during the previous twelve months and higher rates on new deployment in comparison to Athene’s existing portfolio related to the higher interest rate environment. These impacts were partially offset by lower floating rate income, later deployment into assets during the year compared to 2025 and run-off of higher-yielding assets.

Premiums were $577 million in 2026, an increase of $226 million from $351 million in 2025, primarily driven by an increase in payout annuity premiums related to the issuance of structured settlements and life renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025, partially offset by an increase in ceded premium related to the retrocession of mortality risk on a pension group annuity transaction beginning in the second quarter of 2026.

Revenues of consolidated VIEs were $1.9 billion in 2026, an increase of $84 million from $1.8 billion in 2025, primarily driven by the consolidation of AAA Lux in the fourth quarter of 2025 and additional contributions into AAA and AAA Lux in 2026. These impacts were partially offset by the deconsolidation of several VIEs, lower returns on the underlying assets within AAA and AAA Lux in 2026 and an unfavorable change in the fair value of trading securities held in VIEs related to an increase in U.S. Treasury rates in 2026 compared to a decrease in 2025.

Expenses

Retirement Services expenses were $15.5 billion in 2026, an increase of $1.7 billion from $13.8 billion in 2025. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in the amortization of DAC, DSI and VOBA, an increase in policy and other operating expenses and an increase in future policy and other policy benefits, partially offset by a decrease in market risk benefits remeasurement (gains) losses. Athene’s annual unlocking of assumptions resulted in an increase in total benefits and expenses of $515 million compared to a decrease of $55 million in 2025. The 2026 unlocking was driven by an increase of $439 million in interest sensitive contract benefits, an increase of $61 million related to DAC, DSI and VOBA amortization and an increase of $22 million in future policy and other policy benefits, partially offset by a decrease of $7 million in market risk benefits. The 2025 unlocking was driven by a decrease of $90 million in interest sensitive contract benefits and a decrease of $59 million in market risk benefits, partially offset by an increase of $53 million related to DAC, DSI and VOBA amortization and an increase of $41 million in future policy and other policy benefits.

Interest sensitive contract benefits were $11.0 billion in 2026, an increase of $1.9 billion from $9.1 billion in 2025, primarily driven by significant growth in Athene’s deferred annuity and funding agreement blocks of business over the previous twelve months, higher rates on new deferred annuity and funding agreement issuances, as well as run-off of lower rate business, in comparison to Athene’s existing blocks of business, an unfavorable change in unlocking, an increase in reserve accretion on floating rate funding agreements due to the increase in short-term rates impacting future cash flows and the associated reserve and lower negative VOBA amortization. These impacts were partially offset by lower rates on floating rate funding agreements, later origination of new business within the year compared to 2025 and a decrease in the change in Athene’s indexed annuity reserves. The change in Athene’s indexed annuity reserves includes the impact from changes in the fair value of indexed annuity embedded derivatives. The decrease in the change in fair value of indexed annuity embedded derivatives of $1.2 billion was primarily due to a favorable change in discount rates used in Athene’s embedded derivative calculations as discount rates increased in 2026 compared to a decrease in 2025, partially offset by the unfavorable impact of rate movements on policyholder projected benefits and the performance of the equity indices to which Athene’s indexed annuity policies are linked, with the 2026 impact amplified by the strong growth in Athene’s indexed annuity block of business over the previous twelve months. The largest percentage of Athene’s indexed annuity policies are linked to the S&P 500 Index, which increased 11.8% in 2026, compared to an increase of 13.7% in 2025. Unlocking in 2026 was $439 million unfavorable, consisting of $438 million of unfavorable fair value of indexed annuity embedded derivative unlocking and $1 million of unfavorable negative VOBA unlocking. The unfavorable unlocking was primarily driven by changes to projected interest crediting and policyholder behavior, partially offset by updated economic assumptions. Unlocking in 2025 was $90 million favorable, consisting of $79 million of favorable fair value of indexed annuity embedded derivative and investment contract provision unlocking and $11 million of favorable negative VOBA unlocking. The favorable unlocking was primarily driven by changes to projected interest crediting, partially offset by changes in policyholder behavior and mortality assumptions, as well as updated economic assumptions.

Amortization of DAC, DSI and VOBA was $1.2 billion in 2026, an increase of $249 million from $914 million in 2025, primarily driven by an increase in acquisition and sales incentive costs that are deferred and amortized due to strong growth in Athene’s deferred annuity business and an unfavorable change in unlocking. Unlocking in 2026 was $61 million unfavorable primarily due to changes in policyholder behavior and projected interest crediting, partially offset by updated economic assumptions. Unlocking in 2025 was $53 million unfavorable primarily due to changes in policyholder behavior and projected interest crediting, as well as updated economic and mortality assumptions.

Policy and other operating expenses were $1.9 billion in 2026, an increase of $215 million from $1.7 billion in 2025, primarily driven by an increase in interest expense, as well as increases in policy acquisition and other operating expenses related to significant growth, partially offset by a decrease in VIE operating expenses due to the deconsolidation of several VIEs. The increase in interest expense was primarily related to an increase in host accretion on business ceded to Catalina, a full nine months of interest on long-term debt issued in the second quarter of 2025 and interest on long-term debt issued in the third quarter of 2026.

Future policy and other policy benefits were $1.8 billion in 2026, an increase of $147 million from $1.7 billion in 2025, primarily driven by an increase in payout annuity reserves related to the issuance of structured settlements, as well as life reserves related to renewal premiums from the Sony block reinsurance transaction executed in the fourth quarter of 2025 and a $45 million increase in accrued interest. These impacts were partially offset by an increase in ceded benefit payments related to the retrocession of mortality risk on a pension group annuity transaction beginning in the second quarter of 2026, a decrease in the AmerUs Closed Block fair value liability and a favorable change in unlocking. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized losses on the underlying assets reflecting an increase in U.S. Treasury rates in 2026 compared to a decrease in 2025. Unlocking in 2026 was $22 million unfavorable, consisting of $51 million of unfavorable future policy benefit reserve unlocking, partially offset by $29 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking was primarily driven by updated mortality assumptions. Unlocking in 2025 was $41 million unfavorable, consisting of $77 million of unfavorable future policy benefit reserve unlocking, partially offset by $36 million of favorable negative VOBA and deferred profit liability unlocking. The unfavorable unlocking was primarily driven by updated mortality assumptions and changes in policyholder behavior, partially offset by updated economic assumptions.

Market risk benefits remeasurement (gains) losses were $(391) million in 2026, a decrease of $796 million from $405 million in 2025. The gains in 2026 compared to losses in 2025 were primarily driven by a favorable change in the fair value of market risk benefits, partially offset by a $35 million increase in fees collected due to growth in the in-force population of policies with income rider benefits, increasing the market risk benefit reserve, as well as an unfavorable change in unlocking. The change in fair value of market risk benefits was primarily driven by a favorable $956 million impact due to an increase in the risk-free discount rates across the long end of the curve compared to a decrease in 2025, which are used in the fair value measurement of the liability for market risk benefits, partially offset by an unfavorable $61 million impact related to less favorable equity market performance in 2026 compared to 2025. The market risk benefits unlocking in 2026 was $7 million favorable primarily due to changes in projected interest crediting, partially offset by changes in policyholder behavior. The market risk benefits unlocking in 2025 was $59 million favorable primarily due to changes in policyholder behavior and updated mortality assumptions, partially offset by changes in projected interest crediting.

Income Tax Provision

The Company’s income tax provision totaled $1,746 million and $684 million in 2026 and 2025, respectively. The change to the provision was primarily related to the Bermuda valuation allowance and the decrease in pretax income subject to tax in 2026. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 134.1% and 13.9% for 2026 and 2025, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) foreign, state and local income taxes, including NYC UBT, (ii) income attributable to non-controlling interests, (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m), (iv) Bermuda CIT and (v) the Bermuda valuation allowance recorded in the first quarter of 2026. See note 11 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision.

Segment Analysis

The results of operations for our reportable segments are discussed below and represent the segment information available to and used by management to assess performance and allocate resources. See note 18 to our condensed consolidated financial statements for more information regarding our segment reporting.

Asset Management

The following table presents Fee Related Earnings, the performance measure of our Asset Management segment.

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
(In millions, except percentages)	2026	2025			2026	2025
Asset Management
Management fees – Credit	$744	$632	$112	17.7%	$2,147	$1,806	$341	18.9%
Management fees – Equity	273	231	42	18.2	823	643	180	28.0
Management fees	1,017	863	154	17.8	2,970	2,449	521	21.3
Capital solutions fees and other, net	290	212	78	36.8	813	582	231	39.7
Fee-related performance fees	67	73	(6)	(8.2)	196	190	6	3.2
Fee-related compensation	(360)	(304)	56	18.4	(1,036)	(842)	194	23.0
Non-compensation expenses	(212)	(192)	20	10.4	(628)	(541)	87	16.1
Fee Related Earnings	$802	$652	$150	23.0%	$2,315	$1,838	$477	26.0%

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

In this section, references to 2026 refer to the three months ended September 30, 2026 and references to 2025 refer to the three months ended September 30, 2025.

FRE was $802 million in 2026, an increase of $150 million compared to $652 million in 2025. This increase was primarily attributable to growth in fee related revenues, including management fees and capital solutions fees and other, net, partially offset by increases in fee-related compensation and non-compensation expenses.

The increase in management fees was primarily attributable to $111 million of aggregate management fees earned from Bridge funds, Athene and Athora, as well as increased subscriptions in 2026 across new and existing funds, partially offset by a decrease in management fees earned from ARI of $6 million. The increase in management fees earned from Bridge funds is due to the Bridge acquisition, while the increase from Athene was primarily driven by increases in fee-generating AUM as a result of strong organic inflows. The increase in management fees earned from Athora was primarily driven by its acquisition of PIC. The decrease in management fees earned from ARI was primarily related to the sale of its commercial mortgage loan portfolio to Athene.

Capital solutions fees earned in 2026 were primarily attributable to fees earned from our direct origination, infrastructure and clean transition, opportunistic credit, hybrid value and traditional private equity strategies, partially offset by certain performance-based revenue allocable to realized performance fees.

The growth in fee related revenues was partially offset by higher fee-related compensation and non-compensation expenses. Higher fee-related compensation expense in 2026 was driven by the associated fee related revenues and increased headcount as a result of our investment in the next phase of our growth. The increase in non-compensation expenses in 2026 was primarily driven by higher technology and occupancy expenses, an increase in depreciation and amortization, and higher professional fees, partially offset by a decrease in placement fees.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

In this section, references to 2026 refer to the nine months ended September 30, 2026 and references to 2025 refer to the nine months ended September 30, 2025.

FRE was $2,315 million in 2026, an increase of $477 million compared to $1,838 million in 2025. This increase was primarily attributable to growth in fee related revenues, including management fees, capital solutions fees and other, net, partially offset by increases in fee-related compensation and non-compensation expenses.

The increase in management fees was primarily attributable to $395 million of aggregate management fees earned from Bridge funds, Athene, Athora and Redding Ridge Holdings, as well as increased subscriptions in 2026 across new and existing funds, partially offset by a decrease in management fees earned from S3 Equity and Hybrid Solutions of $27 million. The increase in management fees earned from Bridge funds is primarily due to the Bridge acquisition, while the increase from Athene was primarily driven by increases in fee-generating AUM as a result of strong organic inflows. The increase in management fees earned from Athora was primarily driven by its acquisition of PIC. The increase in management fees earned from Redding Ridge Holdings was primarily driven by a fee basis adjustment, resulting from a change to the fee calculation in 2026. The decrease in management fees earned from S3 Equity and Hybrid Solutions was primarily related to the catch-up management fees for additional closes in 2025.

Capital solutions fees earned in 2026 were primarily attributable to fees earned from our opportunistic credit, direct origination, hybrid value, traditional private equity and infrastructure and clean transition strategies, partially offset by certain performance- based revenue allocable to realized performance fees.

The growth in fee related revenues was partially offset by higher fee-related compensation expense and non-compensation expenses. Higher fee-related compensation expense in 2026 was driven by the associated fee related revenues and increased headcount as a result of our investment in the next phase of our growth. The increase in non-compensation expenses in 2026 was primarily driven by increases in professional fees, technology expenses, depreciation and amortization, and travel and entertainment expenses, partially offset by a decrease in placement fees.

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

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following table summarizes Apollo’s AUM by its primary investing strategies within the Asset Management segment:

(In millions)	September 30, 2026
Credit
Direct Origination	$317,659
Asset-Backed Finance	292,426
Opportunistic Credit	54,850
Multi-Credit	66,365
Equity
Corporate Private Equity	82,490
Hybrid Value	22,257
AAA	29,467
Real Estate Equity	46,125
Infrastructure and Clean Transition Equity	28,390

The following tables present the components of Performance Fee-Eligible AUM for Apollo’s investing strategies within the Asset Management segment:

	September 30, 2026
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM[1]	$135,423	$84,677	$220,100
AUM Not Currently Generating Performance Fees	52,039	22,208	74,247
Uninvested Performance Fee-Eligible AUM	25,417	35,405	60,822
Total Performance Fee-Eligible AUM	$212,879	$142,290	$355,169

	September 30, 2025
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM[1]	$134,771	$79,397	$214,168
AUM Not Currently Generating Performance Fees	15,637	18,070	33,707
Uninvested Performance Fee-Eligible AUM	26,530	32,199	58,729
Total Performance Fee-Eligible AUM	$176,938	$129,666	$306,604

	December 31, 2025
(In millions)	Credit	Equity	Total
Performance Fee-Generating AUM[1]	$138,572	$83,282	$221,854
AUM Not Currently Generating Performance Fees	20,690	19,499	40,189
Uninvested Performance Fee-Eligible AUM	28,958	30,890	59,848
Total Performance Fee-Eligible AUM	$188,220	$133,671	$321,891

[1] Performance Fee-Generating AUM of $16.6 billion, $16.1 billion and $9.8 billion as of September 30, 2026, September 30, 2025 and December 31, 2025, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	September 30, 2026
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$32,807		$32,807
Fee-Generating AUM based on invested capital	16,230	49,858		66,088
Fee-Generating AUM based on gross/adjusted assets	664,131	6,251		670,382
Fee-Generating AUM based on NAV	96,176	14,537		110,713
Total Fee-Generating AUM	$776,537	$103,453	[1]	$879,990

[1] The weighted average remaining life of the traditional private equity funds as of September 30, 2026 was 49 months.

	September 30, 2025
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$32,634		$32,634
Fee-Generating AUM based on invested capital	14,430	46,830		61,260
Fee-Generating AUM based on gross/adjusted assets	496,734	6,256		502,990
Fee-Generating AUM based on NAV	75,055	13,087		88,142
Total Fee-Generating AUM	$586,219	$98,807	[1]	$685,026

[1] The weighted average remaining life of the traditional private equity funds as of September 30, 2025 was 59 months.

	December 31, 2025
(In millions)	Credit	Equity		Total
Fee-Generating AUM based on capital commitments	$—	$32,928		$32,928
Fee-Generating AUM based on invested capital	15,495	50,467		65,962
Fee-Generating AUM based on gross/adjusted assets	511,385	6,180		517,565
Fee-Generating AUM based on NAV	79,586	13,098		92,684
Total Fee-Generating AUM	$606,466	$102,673	[1]	$709,139

[1] The weighted average remaining life of the traditional private equity funds as of December 31, 2025 was 56 months.

Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the accounts owned by or related to Athene (“Athene Accounts”), including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. We also provide sub-allocation services with respect to a portion of the assets in the Athene Accounts. Apollo, through its asset management business, managed or advised $426.6 billion, $381.8 billion and $392.2 billion of AUM on behalf of Athene as of September 30, 2026, September 30, 2025 and December 31, 2025, respectively.

Apollo, through ISGI, provides investment advisory services to Athora with respect to certain of its assets (“Athora Accounts”). We broadly refer to “Athora Sub-Advised” assets as those assets in the Athora Accounts which we explicitly sub-advise, as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. We refer to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 16 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $123.3 billion, $57.5 billion and $57.2 billion of AUM on behalf of Athora as of September 30, 2026, September 30, 2025 and December 31, 2025, respectively.

The following tables summarize changes in total AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended September 30,
	2026			2025
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$849,342	$197,937	$1,047,279	$689,573	$150,032	$839,605
Inflows	41,573	11,919	53,492	44,004	38,059	82,063
Outflows[2]	(16,334)	(3,636)	(19,970)	(13,711)	(843)	(14,554)
Other, net[4]	(3,034)	—	(3,034)	—	—	—
Net Flows	22,205	8,283	30,488	30,293	37,216	67,509
Realizations	(3,302)	(2,683)	(5,985)	(2,017)	(3,993)	(6,010)
Market Activity[3]	1,473	344	1,817	5,330	1,937	7,267
End of Period	$869,718	$203,881	$1,073,599	$723,179	$185,192	$908,371

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

[2] Outflows for Total AUM include redemptions of $3.0 billion and $1.8 billion during the three months ended September 30, 2026 and 2025, respectively.
[3] Includes foreign exchange impacts of $(1.2) billion and $(0.4) billion during the three months ended September 30, 2026 and 2025, respectively.
[4] Other, net comprises certain adjustments to inflows, including amounts related to new capital pools formed by credit issuances in which Athene participates, primarily AMAPS.

	Nine months ended September 30,
	2026			2025
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Total AUM[1]:
Beginning of Period	$749,228	$189,178	$938,406	$616,387	$134,650	$751,037
Inflows	198,109	29,840	227,949	133,830	56,008	189,838
Outflows[2]	(60,136)	(4,680)	(64,816)	(50,180)	(1,556)	(51,736)
Other, net[4]	(16,232)	—	(16,232)	—	—	—
Net Flows	121,741	25,160	146,901	83,650	54,452	138,102
Realizations	(9,497)	(15,492)	(24,989)	(4,915)	(9,974)	(14,889)
Market Activity[3]	8,246	5,035	13,281	28,057	6,064	34,121
End of Period	$869,718	$203,881	$1,073,599	$723,179	$185,192	$908,371

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

[2] Outflows for Total AUM include redemptions of $13.5 billion and $4.8 billion during the nine months ended September 30, 2026 and 2025, respectively.
[3] Includes foreign exchange impacts of $(4.6) billion and $9.9 billion during the nine months ended September 30, 2026 and 2025, respectively.
[4] Other, net comprises certain adjustments to inflows, including amounts related to new capital pools formed by credit issuances in which Athene participates, primarily AMAPS.

Three Months Ended September 30, 2026

Total AUM was $1.07 trillion at September 30, 2026, an increase of $26.3 billion, or 2.5%, compared to $1.05 trillion at June 30, 2026. The net increase was primarily driven by subscriptions across the platform, the growth of our retirement services client assets, Athora’s organic inflows and market activity primarily in our credit strategy, partially offset by normal course outflows at Athene, as well as realizations. More specifically, the net increase was due to:

•Net flows of $30.5 billion primarily attributable to:
•a $22.2 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $12.8 billion of subscriptions mostly related to multi-credit, direct origination and opportunistic credit funds, (ii) $6.2 billion related to the growth of our retirement services client assets and (iii) $4.3 billion of organic inflows from Athora’s pension risk transfer transactions; and
•an $8.3 billion increase related to the funds we manage in our equity strategy, primarily driven by $8.5 billion of subscriptions across traditional private equity, infrastructure equity and real estate equity funds.

•Market activity of $1.8 billion, primarily attributable to the funds we manage in our credit strategy with $4.2 billion driven by our retirement services clients, partially offset by (i) $(1.6) billion related to the clients of ISGI and (ii) $(1.1) billion related to multi-credit funds; and

•Realizations of $(6.0) billion primarily attributable to:
•$(3.3) billion related to the funds we manage in our credit strategy, largely driven by distributions from the asset-backed finance and direct origination funds; and
•$(2.7) billion related to the funds we manage in our equity strategy, largely driven by distributions from the traditional private equity and real estate equity funds.

Nine Months Ended September 30, 2026

Total AUM was $1.07 trillion at September 30, 2026, an increase of $135.2 billion, or 14.4%, compared to $938.4 billion at December 31, 2025. The net increase was primarily driven by subscriptions across the platform, Athora’s acquisition of PIC, the growth of our retirement services client assets and market activity, partially offset by normal course outflows at Athene, as well as realizations. More specifically, the net increase was due to:

•Net flows of $146.9 billion primarily attributable to:
•a $121.7 billion increase related to the funds we manage in our credit strategy primarily consisting of (i) $65.3 billion of inorganic inflows from Athora’s acquisition of PIC, (ii) $59.2 billion of subscriptions mostly related to the multi-credit, direct origination, opportunistic credit and asset-backed finance funds we manage, and (iii) $20.6 billion related to the growth of our retirement services clients; partially offset by (i) $(16.2) billion of adjustments to inflows primarily driven by AMAPS, (ii) $(12.0) billion of redemptions, including $(5.0) billion related to the prepayment of AP Grange, and (iii) $(7.8) billion related to ARI following the sale of its commercial mortgage loan portfolio to Athene; and
•a $25.2 billion increase related to the funds we manage in our equity strategy, primarily driven by $23.1 billion of subscriptions across the traditional private equity, infrastructure and clean transition equity, hybrid value and real estate equity funds we manage.

•Market activity of $13.3 billion primarily attributable to:
•$8.2 billion related to the funds we manage in our credit strategy primarily consisting of $14.2 billion related to our retirement services clients, partially offset by a $(6.9) billion decrease related to the clients of ISGI; and
•$5.0 billion related to the funds we manage in our equity strategy primarily driven by our hybrid value, AAA and infrastructure and clean transition equity funds.

•Realizations of $(25.0) billion primarily attributable to:
•$(15.5) billion related to the funds we manage in our equity strategy, largely driven by distributions across traditional private equity, real estate equity and clean transition and infrastructure funds; and
•$(9.5) billion related to the funds we manage in our credit strategy, largely driven by distributions from the direct origination, asset-backed finance and opportunistic credit funds.

The following tables summarize changes in Fee-Generating AUM for Apollo’s investing strategies within the Asset Management segment:

	Three months ended September 30,
	2026			2025
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$754,130	$103,879	$858,009	$562,039	$76,269	$638,308
Inflows	43,720	3,511	47,231	38,065	24,157	62,222
Outflows[2]	(17,535)	(2,823)	(20,358)	(17,422)	(1,031)	(18,453)
Other, net[4]	(3,669)	—	(3,669)	—	—	—
Net Flows	22,516	688	23,204	20,643	23,126	43,769
Realizations	(1,398)	(1,357)	(2,755)	(1,529)	(873)	(2,402)
Market Activity[3]	1,289	243	1,532	5,066	285	5,351
End of Period	$776,537	$103,453	$879,990	$586,219	$98,807	$685,026

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

[2] Outflows for Fee-Generating AUM include redemptions of $3.0 billion and $1.7 billion during the three months ended September 30, 2026 and 2025, respectively.
[3] Includes foreign exchange impacts of $(1.1) billion and $(0.5) billion during the three months ended September 30, 2026 and 2025, respectively.
[4] Other, net comprises certain adjustments to inflows, including amounts related to new capital pools formed by credit issuances in which Athene participates, primarily AMAPS.

	Nine months ended September 30,
	2026			2025
(In millions)	Credit	Equity	Total	Credit	Equity	Total
Change in Fee-Generating AUM[1]:
Beginning of Period	$606,466	$102,673	$709,139	$495,843	$72,823	$568,666
Inflows	239,606	10,791	250,397	116,444	35,182	151,626
Outflows[2,3]	(53,959)	(6,353)	(60,312)	(46,507)	(7,656)	(54,163)
Other, net[5]	(15,947)	—	(15,947)	—	—	—
Net Flows	169,700	4,438	174,138	69,937	27,526	97,463
Realizations	(6,670)	(4,850)	(11,520)	(3,509)	(2,520)	(6,029)
Market Activity[4]	7,041	1,192	8,233	23,948	978	24,926
End of Period	$776,537	$103,453	$879,990	$586,219	$98,807	$685,026

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

[2] Outflows for Fee-Generating AUM include redemptions of $8.0 billion and $4.2 billion during the nine months ended September 30, 2026 and 2025, respectively.
[3] Included in the equity outflows for Fee-Generating AUM for the nine months ended September 30, 2025 is $4.5 billion related to the expiration of Fund VIII's fee-paying period.
[4] Includes foreign exchange impacts of $(3.8) billion and $7.5 billion during the nine months ended September 30, 2026 and 2025, respectively.
[5] Other, net comprises certain adjustments to inflows, including amounts related to new capital pools formed by credit issuances in which Athene participates, primarily AMAPS.

Three Months Ended September 30, 2026

Total Fee-Generating AUM was $880.0 billion at September 30, 2026, an increase of $22.0 billion, or 2.6%, compared to $858.0 billion at June 30, 2026. The net increase was primarily driven by subscriptions across the platform, growth of our retirement services client assets, Athora’s organic inflows and market activity primarily in our credit strategy, partially offset by realizations. More specifically, the net increase was due to:

•Net flows of $23.2 billion attributable to the funds we manage in our credit strategy primarily consisting of (i) $9.5 billion of subscriptions primarily related to multi-credit and direct origination funds we manage, (ii) $6.2 billion related to the growth of our retirement services client assets, and (iii) $4.3 billion of organic inflows from Athora’s pension risk transfer transactions; partially offset by $(2.5) billion of redemptions.

•Market activity of $1.5 billion attributable to the funds we manage in our credit strategy primarily consisting of $4.2 billion driven by our retirement services clients, partially offset by (i) a $(1.9) billion decrease related to the clients of ISGI and (ii) a $(1.1) billion decrease related to multi-credit funds we manage.

•Realizations of $(2.8) billion across the credit and equity strategies.

Nine Months Ended September 30, 2026

Total Fee-Generating AUM was $880.0 billion at September 30, 2026, an increase of $170.9 billion, or 24.1%, compared to $709.1 billion at December 31, 2025. The net increase was primarily driven by Athora’s acquisition of PIC, subscriptions across the platform, growth of our retirement services client assets and market activity primarily in our credit strategy, partially offset by realizations. More specifically, the net increase was due to:

•Net flows of $174.1 billion attributable to the funds we manage in our credit strategy primarily consisting of (i) $65.3 billion of inorganic inflows from Athora’s acquisition of PIC; (ii) $41.6 billion primarily due to a fee basis adjustment related to Redding Ridge; (iii) $33.0 billion of subscriptions primarily related to multi-credit and direct origination funds we manage; and (iv) $20.6 billion related to the growth of our retirement services client assets, partially offset by (i) $(15.9) billion of adjustments to inflows primarily driven by AMAPS; and (ii) $(6.7) billion of redemptions.

•Market activity of $8.2 billion attributable to the funds we manage in our credit strategy primarily consisting of $14.2 billion related to our retirement services clients, partially offset by (i) a $(7.2) billion decrease related to the clients of ISGI and (ii) a $(1.2) billion decrease related to multi-credit.

•Realizations of $(11.5) billion across the credit and equity strategies.

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

The following presents origination, gross capital deployment and uncalled commitments (in billions):

Note: Totals may not add due to rounding

As of September 30, 2026 and December 31, 2025, Apollo had dry powder of $82 billion and $73 billion, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments, which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.

Retirement Services

The following table presents Spread Related Earnings, the performance measure of our Retirement Services segment:

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
(In millions, except percentages)	2026	2025			2026	2025
Retirement Services
Fixed income and other net investment income	$3,896	$3,423	$473	13.8%	$11,133	$9,516	$1,617	17.0%
Alternative net investment income	386	321	65	20.2	944	955	(11)	(1.2)
Net investment earnings	4,282	3,744	538	14.4	12,077	10,471	1,606	15.3
Strategic capital management fees	40	35	5	14.3	113	96	17	17.7
Cost of funds	(3,224)	(2,661)	563	21.2	(8,973)	(7,341)	1,632	22.2
Net investment spread	1,098	1,118	(20)	(1.8)	3,217	3,226	(9)	(0.3)
Other operating expenses	(105)	(107)	(2)	(1.9)	(334)	(328)	6	1.8
Interest and other financing costs	(149)	(140)	9	6.4	(443)	(402)	41	10.2
Spread Related Earnings	$844	$871	$(27)	(3.1)%	$2,440	$2,496	$(56)	(2.2)%

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

In this section, references to 2026 refer to the three months ended September 30, 2026 and references to 2025 refer to the three months ended September 30, 2025.

Spread Related Earnings

SRE was $844 million in 2026, a decrease of $27 million, or 3%, compared to $871 million in 2025. The decrease in SRE was primarily driven by an increase in cost of funds and interest and other financing costs, partially offset by an increase in net investment earnings and strategic capital management fees.

Cost of funds was $3.2 billion in 2026, an increase of $563 million from $2.7 billion in 2025, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business, as well as run-off of lower rate business, compared to existing blocks, an increase in the amortization of DAC, DSI and VOBA and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements and later origination of new business within the quarter compared to 2025. Unlocking, net of the noncontrolling interests, in 2026 was $65 million unfavorable, primarily driven by changes in policyholder behavior and updated mortality assumptions, partially offset by changes to projected interest crediting and updated economic assumptions. Unlocking, net of the noncontrolling interests, in 2025 was $5 million favorable, primarily driven by updated mortality assumptions and changes in policyholder behavior, partially offset by changes to projected interest crediting and updated economic assumptions.

Interest and other financing costs were $149 million in 2026, an increase of $9 million from $140 million in 2025, primarily driven by an increase in interest expense related to the issuance of long-term debt in the third quarter of 2026.

Net investment earnings were $4.3 billion in 2026, an increase of $538 million from $3.7 billion in 2025, primarily driven by $37.7 billion of growth in Athene’s average net invested assets during the previous twelve months, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment, favorable derivative impacts and an increase in alternative net investment income. These impacts were partially offset by lower floating rate income, later deployment into assets during the quarter compared to 2025, higher investment management fees driven by the significant growth in Athene’s investment portfolio over the previous twelve months and run-off of higher-yielding assets. The increase in alternative net investment income compared to 2025 was primarily driven by more favorable performance within equity funds, partially offset by less favorable performance within origination platforms, credit funds and retirement services platforms. The increase in income from equity funds was primarily attributable to significant growth within Athene’s structured equity portfolio and a valuation increase on an underlying fund in 2026. The decrease in income from origination platforms was primarily attributable to a valuation decrease on an asset within Athene’s other origination platforms driven by the wind down of select businesses in 2026, a valuation increase on Apterra Infrastructure Capital, LLC (“Apterra”) in 2025 driven by origination outperformance, a valuation increase related to strong performance from Wheels in 2025 and strong growth from origination partnerships within Aqua Finance, Inc. (“Aqua Finance”) in 2025. The decrease in income from credit funds was primarily attributable to a decrease in average NAV and credit spread widening in 2026 compared to tightening in 2025. The decrease in income from retirement services platforms was related to a valuation increase on Venerable in 2025 related to the reinsurance transaction with Corebridge Financial, Inc. (“Corebridge”), partially offset by the upsize of Athene’s investment in Athora in 2026 and increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025.

Strategic capital management fees were $40 million in 2026, an increase of $5 million from $35 million in 2025, primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 over the previous twelve months.

Net Investment Spread

	Three months ended September 30,
	2026	2025	Change
Fixed income and other net investment earned rate	5.16%	5.12%	4 bps
Alternative net investment earned rate	9.65%	9.88%	(23) bps
Net investment earned rate	5.38%	5.34%	4 bps
Strategic capital management fees	0.05%	0.05%	0 bps
Cost of funds	(4.05)%	(3.79)%	26 bps
Net investment spread	1.38%	1.60%	(22) bps

Net investment spread was 1.38% in 2026, a decrease of 22 basis points compared to 1.60% in 2025, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 4.05% in 2026, an increase of 26 basis points compared to 3.79% in 2025, primarily driven by higher rates on new business, as well as run-off of lower rate business, compared to existing blocks, an increase in the amortization of DAC, DSI and VOBA and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements and later origination of new business within the quarter compared to 2025.

Net investment earned rate was 5.38% in 2026, an increase of 4 basis points compared to 5.34% in 2025, primarily driven by higher returns on Athene’s fixed income portfolio, partially offset by lower returns on its alternative investment portfolio. The fixed income and other net investment earned rate was 5.16% in 2026, an increase from 5.12% in 2025, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and favorable derivative impacts, partially offset by lower floating rate income, later deployment into assets during the quarter compared to 2025 and run-off of higher-yielding assets. The alternative net investment earned rate was 9.65% in 2026, a decrease from 9.88% in 2025, primarily due to $3.0 billion of growth in Athene’s average alternative net invested assets during the previous twelve months, which outpaced the increase in alternative net investment income. The lower alternative net investment earned rate was primarily driven by lower returns within origination and retirement services platforms, as well as credit funds, partially offset by higher returns within equity funds. The lower return from origination platforms was primarily attributable to a valuation decrease on an asset within Athene’s other origination platforms driven by the wind down of select businesses in 2026, a valuation increase on Apterra in 2025 driven by origination outperformance, a valuation increase related to strong performance from Wheels in 2025 and strong growth from origination partnerships within Aqua Finance in 2025. The lower return from retirement services platforms was related to a valuation increase on Venerable in 2025 related to the reinsurance transaction with Corebridge, partially offset by increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025. The lower return from credit funds was primarily attributable to credit spread widening in 2026 compared to tightening in 2025. The higher return from equity funds was primarily attributable to a valuation increase on an underlying fund in 2026.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

In this section, references to 2026 refer to the nine months ended September 30, 2026 and references to 2025 refer to the nine months ended September 30, 2025.

Spread Related Earnings

SRE was $2.4 billion in 2026, a decrease of $56 million, or 2%, compared to $2.5 billion in 2025. The decrease in SRE was primarily driven by an increase in cost of funds and interest and other financing costs, partially offset by an increase in net investment earnings and strategic capital management fees.

Cost of funds was $9.0 billion in 2026, an increase of $1.6 billion from $7.3 billion in 2025, primarily driven by significant growth in deferred annuity and funding agreement business, higher rates on new business, as well as run-off of lower rate business, compared to existing blocks, an increase in the amortization of DAC and DSI and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements and later origination of new business within the year compared to 2025. Unlocking, net of the noncontrolling interests, in 2026 was $65 million unfavorable, primarily driven by changes in policyholder behavior and updated mortality assumptions, partially offset by changes to projected interest crediting and updated economic assumptions. Unlocking, net of the noncontrolling interests, in 2025 was $5 million favorable, primarily driven by updated mortality assumptions and changes in policyholder behavior, partially offset by changes to projected interest crediting and updated economic assumptions.

Interest and other financing costs were $443 million in 2026, an increase of $41 million from $402 million in 2025, primarily driven by a full nine months of interest expense on long-term debt issued in the second quarter of 2025 and interest on long-term debt issued in the third quarter of 2026, partially offset by a decrease in preferred stock dividends due to the redemption of Athene’s Fixed-Rate Reset Perpetual Non-Cumulative Preferred Stock, Series C (“Series C preferred stock”) in the second quarter of 2025.

Net investment earnings were $12.1 billion in 2026, an increase of $1.6 billion from $10.5 billion in 2025, primarily driven by $39.3 billion of growth in Athene’s average net invested assets, higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and favorable derivative impacts. These impacts were partially offset by lower floating rate income, later deployment into assets during the year compared to 2025, a decrease in alternative net investment income, higher investment management fees driven by the significant growth in Athene’s investment portfolio over the previous twelve months and run-off of higher-yielding assets. The decrease in alternative net investment income compared to 2025 was primarily driven by less favorable performance within origination platforms and credit funds, partially offset by more favorable performance within equity funds and retirement services platforms. The decrease in income from origination platforms was primarily attributable to a valuation increase related to strong performance from Wheels in 2025, outsized performance from MidCap FinCo attributable to increased projections in 2025, a valuation decrease on Atlas resulting from an underlying asset impairment in 2026 and strong growth from origination partnerships within Aqua Finance in 2025, partially offset by a valuation increase on an asset within Athene’s other origination platforms due to growth in 2026. The decrease in income from credit funds was primarily attributable to a decrease in average NAV and credit spread widening in 2026 compared to tightening in 2025. The increase in income from equity funds was mainly attributable to significant growth in Athene’s structured equity portfolio, as well as more favorable performance within real assets, partially offset by lower income from private equity in 2026. The increase in income from retirement services platforms was primarily related to the upsize of Athene’s investment in Athora and a valuation increase on Athora in 2026 related to updated business plans following its acquisition, as well as increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025, partially offset by a valuation increase on Venerable in 2025 related to the reinsurance transaction with Corebridge.

Strategic capital management fees were $113 million in 2026, an increase of $17 million from $96 million in 2025, primarily driven by additional fees received from ADIP II attributable to strong net flows into ACRA 2 over the previous twelve months.

Net Investment Spread

	Nine months ended September 30,
	2026	2025	Change
Fixed income and other net investment earned rate	5.08%	4.97%	11 bps
Alternative net investment earned rate	8.26%	9.98%	NM
Net investment earned rate	5.24%	5.21%	3 bps
Strategic capital management fees	0.05%	0.05%	0 bps
Cost of funds	(3.89)%	(3.65)%	24 bps
Net investment spread	1.40%	1.61%	(21) bps

Net investment spread was 1.40% in 2026, a decrease of 21 basis points compared to 1.61% in 2025, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Cost of funds was 3.89% in 2026, an increase of 24 basis points compared to 3.65% in 2025, primarily driven by higher rates on new business, as well as run-off of lower rate business, compared to existing blocks, an increase in the amortization of DAC and DSI and an unfavorable change in unlocking. These impacts were partially offset by lower rates on floating rate funding agreements and later origination of new business within the year compared to 2025.

Net investment earned rate was 5.24% in 2026, an increase of 3 basis points compared to 5.21% in 2025, primarily driven by higher returns on Athene’s fixed income portfolio, partially offset by lower returns on its alternative investment portfolio. The fixed income and other net investment earned rate was 5.08% in 2026, an increase from 4.97% in 2025, primarily driven by higher rates on new deployment compared to Athene’s existing portfolio related to the higher interest rate environment and favorable derivative impacts, partially offset by lower floating rate income, later deployment into assets during the year compared to 2025 and run-off of higher-yielding assets. The alternative net investment earned rate was 8.26% in 2026, a decrease from 9.98% in 2025, primarily driven by lower returns within origination platforms, credit funds and retirement services platforms, partially offset by higher returns within equity funds. The lower return from origination platforms was primarily attributable to a valuation increase related to strong performance from Wheels in 2025, outsized performance from MidCap FinCo attributable to increased projections in 2025, a valuation decrease on Atlas resulting from an underlying asset impairment in 2026 and strong growth from origination partnerships within Aqua Finance in 2025, partially offset by a valuation increase on an asset within Athene’s other origination platforms due to growth in 2026. The lower return from credit funds was primarily attributable to credit spread widening in 2026 compared to tightening in 2025. The lower return from retirement services platforms was primarily related to a valuation increase on Venerable in 2025 related to the reinsurance transaction with Corebridge, partially offset by a valuation increase on Athora in 2026 related to updated business plans following its acquisition, as well as increased capital requirements related to expanded solvency requirements impacting the valuation of Athora in 2025. The higher return from equity funds was mainly attributable to more favorable performance within real assets, partially offset by less favorable performance within private equity in 2026.

Investment Portfolio

Athene had total investments, including related parties and consolidated VIEs, of $416.8 billion and $386.1 billion as of September 30, 2026 and December 31, 2025, respectively. Athene’s investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of its investment portfolio against its long-duration liabilities, coupled with the diversification of risk. The investment strategies focus primarily on a buy-and-hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of Athene’s liability profile. Athene takes advantage of its generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking measured liquidity and complexity risk rather than assuming incremental credit risk. Athene is invested in a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities, and commercial and residential real estate loans, among others. Athene also maintains holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to its fixed income portfolio, Athene opportunistically allocates approximately 5% of its portfolio to alternative investments where it primarily focuses on fixed income-like, cash flow-based investments.

The following table presents the carrying values of Athene’s total investments, including related parties and consolidated VIEs:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Available-for-sale securities, at fair value
U.S. government and agencies	$24,576	5.9%	$16,898	4.4%
U.S. state, municipal and political subdivisions	462	0.1%	759	0.2%
Foreign governments	1,644	0.4%	1,659	0.4%
Corporate	94,100	22.6%	89,431	23.2%
CLO	17,199	4.1%	26,272	6.8%
ABS	44,430	10.7%	35,462	9.2%
CMBS	11,287	2.7%	13,084	3.4%
RMBS	7,475	1.8%	9,032	2.3%
Total available-for-sale securities, at fair value	201,173	48.3%	192,597	49.9%
Trading securities, at fair value	5,722	1.4%	6,409	1.7%
Equity securities, at fair value	585	0.1%	822	0.2%
Mortgage loans, at fair value	99,675	23.9%	91,918	23.8%
Investment funds	350	0.1%	108	—%
Policy loans	288	0.1%	301	0.1%
Funds withheld at interest	12,414	3.0%	15,413	4.0%
Derivative assets	10,950	2.6%	9,190	2.4%
Short-term investments	125	—%	175	—%
Other investments	4,395	1.1%	4,148	1.1%
Total investments	335,677	80.6%	321,081	83.2%
Investments in related parties
Available-for-sale securities, at fair value
Corporate	3,237	0.8%	2,317	0.6%
CLO	6,455	1.5%	7,203	1.9%
ABS	28,731	6.9%	16,366	4.2%
CMBS	111	—%	161	—%
Total available-for-sale securities, at fair value	38,534	9.2%	26,047	6.7%
Trading securities, at fair value	1,257	0.3%	454	0.1%
Equity securities, at fair value	—	—%	266	0.1%
Mortgage loans, at fair value	1,525	0.4%	1,486	0.4%
Investment funds	3,279	0.8%	2,149	0.6%
Funds withheld at interest	3,495	0.8%	4,215	1.1%
Short-term investments	—	—%	18	—%
Other investments, at fair value	319	0.1%	344	0.1%
Total related party investments	48,409	11.6%	34,979	9.1%
Total investments, including related parties	384,086	92.2%	356,060	92.3%
Investments of consolidated VIEs
Trading securities, at fair value	885	0.2%	3,120	0.8%
Mortgage loans, at fair value	1,836	0.4%	2,140	0.5%
Investment funds	29,034	7.0%	23,888	6.2%
Other investments	948	0.2%	844	0.2%
Total investments of consolidated VIEs	32,703	7.8%	29,992	7.7%
Total investments, including related parties and consolidated VIEs	$416,789	100.0%	$386,052	100.0%

Athene’s total investments, including related parties and consolidated VIEs, were $416.8 billion and $386.1 billion as of September 30, 2026 and December 31, 2025, respectively. The increase was primarily driven by significant growth from gross organic inflows of $60.6 billion in excess of gross liability outflows of $34.2 billion, reinvestment of earnings, an increase in consolidated VIE investments, an increase in derivative assets and proceeds from the issuance of debt in 2026. The increase in consolidated VIE investments was primarily related to an increase in investment funds attributable to net contributions from third-party investors into AAA and AAA Lux and favorable performance of the underlying assets within AAA and AAA Lux, partially offset by a decrease in investments related to the deconsolidation of several VIEs. The increase in derivative assets was primarily related to Athene’s call options due to favorable equity market performance in 2026, as well as an increase from derivative swap and forward contracts. These impacts were partially offset by unrealized losses on investments, including foreign exchange impacts. The unrealized losses on investments during the nine months ended September 30, 2026 included AFS securities of $9.9 billion, as well as unrealized losses on mortgage loans, reinsurance assets and trading securities, attributable to an increase in U.S. Treasury rates in 2026. The unrealized foreign exchange losses on foreign-denominated assets were primarily attributable to the strengthening of the U.S. dollar against foreign currencies in 2026.

Athene’s investment portfolio consists largely of high-quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS. A significant majority of Athene’s AFS portfolio, 97.7% and 97.3% as of September 30, 2026 and December 31, 2025, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

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

Net Invested Assets

The following summarizes Athene’s net invested assets:

	September 30, 2026		December 31, 2025
(In millions, except percentages)	Net Invested Asset Value[1]	Percentage of Total	Net Invested Asset Value[1]	Percentage of Total
Corporate	$94,065	29.2%	$86,664	29.6%
CLO	18,602	5.8%	25,401	8.7%
Credit	112,667	35.0%	112,065	38.3%
CML	38,823	12.0%	31,789	10.9%
RML	43,896	13.6%	43,326	14.8%
RMBS	6,859	2.1%	7,592	2.6%
CMBS	8,835	2.7%	9,877	3.4%
Real estate	98,413	30.4%	92,584	31.7%
ABS	55,822	17.3%	38,417	13.1%
Alternative investments	16,280	5.1%	13,868	4.7%
State, municipal, political subdivisions and foreign government	3,004	0.9%	3,081	1.0%
Equity securities	1,877	0.6%	2,039	0.7%
Short-term investments	111	—%	207	0.1%
U.S. government and agencies	22,116	6.9%	14,225	4.9%
Other investments	99,210	30.8%	71,837	24.5%
Cash and cash equivalents	5,655	1.8%	10,490	3.6%
Other	6,546	2.0%	5,438	1.9%
Net invested assets	$322,491	100.0%	$292,414	100.0%

[1] See “Managing Business Performance - Key Segment and Non-U.S. GAAP Performance Measures” for the definition of net invested assets.

Athene’s net invested assets were $322.5 billion and $292.4 billion as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, corporate securities included $24.4 billion of private placements, which represented 7.6% of Athene’s net invested assets. The increase in net invested assets was primarily driven by growth from net organic inflows of $47.2 billion in excess of net liability outflows of $25.9 billion, the reinvestment of earnings, favorable alternative investment performance and proceeds from the issuance of long-term debt in 2026. These impacts were partially offset by a decrease in net short-term repurchase agreements outstanding and the payment of common and preferred stock dividends in 2026.

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

Principal Investing

The following table presents Principal Investing Income, the performance measure of our Principal Investing segment.

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
(In millions, except percentages)	2026	2025			2026	2025
Principal Investing:
Realized performance fees	$362	$201	$161	80.1%	$849	$610	$239	39.2%
Realized investment income (loss)	103	18	85	472.2	176	59	117	198.3
Principal investing compensation	(396)	(155)	241	155.5	(832)	(511)	321	62.8
Other operating expenses	(17)	(14)	3	21.4	(50)	(47)	3	6.4
Principal Investing Income (PII)	$52	$50	$2	4.0%	$143	$111	$32	28.8%

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our Principal Investing segment are inherently more volatile in nature than earnings from our Asset Management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

In this section, references to 2026 refer to the three months ended September 30, 2026 and references to 2025 refer to the three months ended September 30, 2025.

PII was $52 million in 2026, an increase of $2 million, as compared to $50 million in 2025. This increase was primarily attributable to increases in realized performance fees and realized investment income of $161 million and $85 million, respectively, partially offset by an increase in principal investing compensation expense of $241 million.

The increase in realized performance fees of $161 million in 2026 was primarily driven by certain performance-based revenue and an increase in realized performance fees generated from Fund X, partially offset by a decrease in realized performance fees earned from Fund IX.

The increase in realized investment income of $85 million in 2026 was primarily attributable to realized gains from the sale of the Company’s investment in Global Business Travel Group, Inc.

Principal investing compensation expense of $396 million in 2026 increased $241 million, as compared to $155 million in 2025. The increase in 2026 was primarily due to an increase in profit sharing expense corresponding to the increase in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds and performance-based revenue generating the performance allocations in the period.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

In this section, references to 2026 refer to the nine months ended September 30, 2026 and references to 2025 refer to the nine months ended September 30, 2025.

PII was $143 million in 2026, an increase of $32 million, as compared to $111 million in 2025. This increase was primarily attributable to increases in realized performance fees and realized investment income of $239 million and $117 million, respectively, partially offset by an increase in principal investing compensation expense of $321 million.

The increase in realized performance fees of $239 million in 2026 was primarily driven by certain performance-based revenue from ACS, an increase in realized performance fees generated from Fund X and a portfolio company sale, partially offset by a decrease in realized performance fees earned from Fund IX.

The increase in realized investment income of $117 million in 2026 was primarily attributable to gains realized in connection with portfolio company sales, partially offset by realized loss on disposition of investments.

Principal investing compensation expense of $832 million in 2026 increased $321 million, as compared to $511 million in 2025. The increase in 2026 was primarily due to an increase in profit sharing expense corresponding to the increase in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds and performance-based revenue generating the performance allocations in the period.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2026, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through its liquidation in 2023. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Relating to Our Asset Management Business—“Historical performance metrics are unreliable indicators of our current or future results of operations” in our 2025 Annual Report.

Investment Record

The following table summarizes the investment record by strategy of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. All amounts are as of September 30, 2026, unless otherwise noted.

(In millions, except IRR)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Credit:
Accord VII[1]	2026	$1,953	$1,948	$366	$125	$245	$254	$379	NM4	NM4
Accord I, II, III, III B, IV, V & VI1	Various	—	9,693	7,455	7,974	—	—	7,974	18%	13%
Accord+ II	2025	5,293	4,796	8,373	3,685	5,247	5,354	9,039	15%	10%
Accord+	2021	2,401	2,370	7,062	8,020	6	18	8,038	14	11
ADIP II	2024	7,483	6,016	3,485	—	3,485	4,764	4,764	17	15
ADIP I	2020	5,370	3,254	2,620	2,394	2,313	2,715	5,109	21	18
EPF IV	2023	3,366	3,090	2,646	996	1,788	2,197	3,193	16	10
EPF III	2017	1,822	4,526	5,115	4,908	1,249	940	5,848	5	—
Total Credit		$27,688	$35,693	$37,122	$28,102	$14,333	$16,242	$44,344
Equity:
Fund X	2023	$23,319	$19,877	$12,901	$4,173	$10,633	$14,406	$18,579	29%	19%
Fund IX	2018	23,954	24,729	23,715	20,049	13,833	19,901	39,950	18	12
Fund VIII	2013	3,687	18,377	16,926	26,464	2,156	1,892	28,356	13	9
Fund VII	2008	—	14,677	16,461	34,294	—	—	34,294	33	25
Fund VI	2006	345	10,136	12,457	21,136	405	—	21,136	12	9
Fund V	2001	—	3,742	5,192	12,724	—	—	12,724	61	44
Fund I, II, III, IV & MIA[2]	Various	8	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds[3]		$51,313	$98,858	$96,405	$136,240	$27,027	$36,199	$172,439	39	24
AIOF III	2024	2,576	2,399	1,439	—	1,438	1,733	1,733	19	16
AIOF II	2020	2,666	2,542	2,838	1,829	1,615	1,840	3,669	12	8
AIOF I	2018	15	897	803	1,280	—	—	1,280	22	16
HVF III	2026	6,900	6,476	2,232	34	2,212	2,701	2,735	NM4	NM4
HVF II	2022	5,945	4,592	5,056	2,416	3,465	5,006	7,422	16	12
HVF I	2019	1,864	3,238	3,711	4,663	781	1,265	5,928	21	16
Total Equity		$71,279	$119,002	$112,484	$146,462	$36,538	$48,744	$195,206

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

Equity

The following tables provide additional detail on the composition of the Fund X, Fund IX and Fund VIII private equity portfolios based on investment strategy as of September 30, 2026:

	Fund X		Fund IX		Fund VIII
(In millions)	Total Invested Capital	Total Value	Total Invested Capital	Total Value	Total Invested Capital	Total Value
Opportunistic Buyouts	$8,912	$12,028	$15,157	$23,182	$13,237	$20,303
Corporate Carve-outs	2,904	4,830	6,771	11,734	3,122	7,299
Deleveraging Investment and other[1]	1,085	1,721	1,787	5,034	567	754
Total	$12,901	$18,579	$23,715	$39,950	$16,926	$28,356

[1] The deleveraging investment strategy includes deleveraging for control and non-control deleveraging.

Perpetual Capital

The following table summarizes the investment record for the perpetual capital vehicles we manage, excluding Athene and Athora-related assets.

			Total Returns
			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	IPO Year[1]	Total AUM	2026	2025	2026	2025
ADS[2]	N/A	$30,278	2%	2%	4%	6%
MidCap FinCo[3]	N/A	16,917	3%	3%	6%	12%
Apollo Sports Capital[2]	N/A	6,568	5%	N/A	7%	N/A
MFIC[4,5]	2004	3,306	(10)%	(2)%	(16)%	(3)%
ADREF[6]	N/A	4,256	(3)%	1%	1%	1%
ADCF[6]	N/A	2,467	1%	3%	3%	8%
ARIS[6]	N/A	2,515	2%	2%	5%	4%
Other[7]	N/A	26,664	N/A	N/A	N/A	N/A
Total		$92,971

1 An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.
2 ADS and Apollo Sports Capital are not publicly traded vehicles and therefore IPO years are not applicable. ADS returns presented are net returns based on NAV. Apollo Sports Capital returns presented are gross returns based on NAV, and the net returns based on NAV were 5% and 7% for the three and nine months ended September 30, 2026, respectively.

[3] MidCap FinCo is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are gross returns based on NAV. The net returns based on NAV were 2% and 3% for the three months ended September 30, 2026 and 2025, respectively. The net returns based on NAV were 5% and 10% for the nine months ended September 30, 2026 and 2025, respectively.

[4] Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

5 AUM is presented on a three-month lag, as of June 30, 2026, based upon the availability of the information.
6 ADREF, ADCF and ARIS are not publicly traded vehicles and therefore IPO years are not applicable. The returns presented are for their respective Class I shares and are net returns based on NAV.
[7] Other includes, among others, AUM of $1.8 billion related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services, as of June 30, 2026. Returns and IPO year are not provided for these AUM. Other also includes AUM of $12.4 billion related to third-party capital within AAA.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. common stockholders to Segment Income and Adjusted Net Income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
GAAP Net Income (Loss) Attributable to Apollo Global Management, Inc. Common Stockholders	$(1,057)	$1,712	$(1,651)	$2,735
Preferred dividends	—	24	49	73
Net income (loss) attributable to non-controlling interests	(65)	725	1,158	1,433
GAAP Net Income (Loss)	(1,122)	2,461	(444)	4,241
Income tax provision (benefit)	(344)	438	1,746	684
GAAP Income (Loss) Before Income Tax Provision (Benefit)	(1,466)	2,899	1,302	4,925
Asset Management Adjustments
Equity-based profit sharing expense[1]	40	35	163	103
Equity-based compensation	145	112	430	313
Net (income) loss attributable to non-controlling interests in consolidated entities	200	(783)	(753)	(1,598)
Unrealized performance fees	384	(207)	485	(298)
Unrealized profit sharing expense	(145)	36	(200)	98
HoldCo interest and other financing costs[2]	49	33	147	103
Unrealized principal investment (income) loss	(33)	4	132	(5)
Unrealized net (gains) losses from investment activities	88	(54)	117	300
Transaction-related costs, restructuring and other non-operating expenses[3]	132	86	318	432
Retirement Services Adjustments
Investment (gains) losses, net of offsets	2,661	(463)	3,334	(105)
Non-operating change in insurance liabilities and related derivatives[4]	(401)	(174)	(717)	44
Integration, restructuring and other non-operating items	32	36	106	98
Equity-based compensation	12	13	34	35
Segment Income	1,698	1,573	4,898	4,445
HoldCo interest and other financing costs[2]	(49)	(33)	(147)	(103)
Taxes and related payables	(356)	(183)	(936)	(687)
Adjusted Net Income	$1,293	$1,357	$3,815	$3,655

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

The table below sets forth a reconciliation of common stock outstanding to our Adjusted Net Income Shares Outstanding:

	September 30, 2026	December 31, 2025
Total GAAP Common Stock Outstanding	590,668,684	578,981,398
Non-GAAP Adjustments:
Mandatory Convertible Preferred Stock[1]	—	14,564,883
Vested RSUs	17,344,514	19,437,942
Unvested RSUs Eligible for Dividend Equivalents	16,132,603	10,518,154
Adjusted Net Income Shares Outstanding	624,145,801	623,502,377

1 On July 31, 2026, all outstanding shares of Mandatory Convertible Preferred Stock converted into shares of common stock. The prior period amount reflects shares that were assumed to be issuable upon conversion.

The table below sets forth a reconciliation of Athene’s total investments, including related parties, to net invested assets:

(In millions)	September 30, 2026	December 31, 2025
Total investments, including related parties	$384,086	$356,060
Derivative assets	(10,950)	(9,190)
Cash and cash equivalents (including restricted cash)	18,392	16,326
Accrued investment income	4,626	3,395
Net receivable (payable) for collateral on derivatives	(4,840)	(3,458)
Reinsurance impacts	(6,725)	(6,350)
VIE and VOE assets, liabilities and non-controlling interests	20,719	19,420
Unrealized (gains) losses	24,075	10,002
Ceded policy loans	(152)	(160)
Net investment receivables (payables)	(6,256)	217
Allowance for credit losses	768	763
Other investments	(48)	(52)
Total adjustments to arrive at gross invested assets	39,609	30,913
Gross invested assets	423,695	386,973
ACRA non-controlling interests	(101,204)	(94,559)
Net invested assets	$322,491	$292,414

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

As of September 30, 2026, the Company had $21.3 billion of unrestricted cash and cash equivalents, as well as $5.6 billion of available funds from the AGM credit facility, Athene credit facility and Athene liquidity facility.

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

Cash Flow Analysis

The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	Nine months ended September 30,
(In millions)	2026	2025
Operating Activities	$4,637	$2,577
Investing Activities	(39,622)	(49,754)
Financing Activities	37,247	51,253
Effect of exchange rate changes on cash and cash equivalents	(2)	13
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalents held at consolidated variable interest entities	$2,260	$4,089

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

	Nine months ended September 30,
(In millions)	2026	2025
Net cash provided by the Company's operating activities	$5,948	$3,885
Net cash used in the Consolidated Funds and VIEs operating activities	(1,311)	(1,308)
Net cash provided by operating activities	4,637	2,577
Net cash used in the Company's investing activities	(36,954)	(49,031)
Net cash used in the Consolidated Funds and VIEs investing activities	(2,668)	(723)
Net cash used in investing activities	(39,622)	(49,754)
Net cash provided by the Company's financing activities	35,061	48,896
Net cash provided by the Consolidated Funds and VIEs financing activities	2,186	2,357
Net cash provided by financing activities	$37,247	$51,253

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

•During the nine months ended September 30, 2026, cash provided by operating activities reflects cash inflows from management fees, advisory and transaction fees, realized performance revenues, realized principal investment income and net investment income, partially offset by cash paid for interest on funding agreements and debt, cash paid for pension group annuity and other payout annuity benefits, net of premium received, and cash paid for policy acquisition expenses and other operating expenses. Cash used in our consolidated funds and VIEs primarily includes net purchases of VIE investments, partially offset by net proceeds from the sale of VIE investments.

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

•During the nine months ended September 30, 2026, cash used in investing activities primarily reflects the purchase of investments, mainly AFS and mortgage loans, due to the deployment of significant cash inflows from Athene’s growth, cash paid for the settlement of derivatives and an increase in cash posted as collateral by Athene for derivative transactions, partially offset by the sales, maturities and repayments of investments and an increase in investment payables, net of receivables.

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

Financing Activities

The Company’s financing activities reflect its capital market transactions and transactions with equity holders. The primary sources of cash within financing activities include: (a) proceeds from debt and preferred equity issuances, (b) inflows on Athene’s investment-type policies and contracts, (c) changes in cash collateral for derivative transactions posted by counterparties, (d) capital contributions, and (e) proceeds from other borrowing activities. The primary uses of cash within financing activities include: (a) dividends, (b) payments under the tax receivable agreement, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, (e) repayments of debt, (f) withdrawals on Athene’s investment-type policies and contracts, (g) changes in cash collateral for derivative transactions posted by counterparties and (h) capital distributions.

•During the nine months ended September 30, 2026, cash provided by financing activities primarily reflects cash received from deferred annuity, funding agreement and guaranteed investment contract inflows, net of cash outflows, an increase in cash collateral posted by counterparties for derivative transactions, net capital contributions from non-controlling interests and cash proceeds from the issuance of long-term debt, partially offset by the repayment of debt, the repayment of short-term repurchase agreements and the payment of common and preferred stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt and contributions from non-controlling interests, partially offset by repayment of debt and distributions to non-controlling interests.

•During the nine months ended September 30, 2025, cash provided by financing activities primarily reflects cash received from deferred annuity, funding agreement and guaranteed investment contract inflows, net of cash outflows, net capital contributions, cash proceeds from the issuance of long-term debt and an increase in cash collateral posted by counterparties for derivative transactions, partially offset by the repayment of outstanding repurchase agreements, the repayment of debt, cash paid for the redemption of Athene’s Series C preferred stock and the payment of common and preferred stock dividends. Cash provided by financing activities of our consolidated funds and VIEs primarily includes proceeds from the issuance of debt and contributions from non-controlling interests, partially offset by repayment of debt and distributions to non-controlling interests.

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

On November 3, 2026, AGM declared a cash dividend of $0.5625 per share of its common stock, which will be paid on November 30, 2026 to holders of record at the close of business on November 18, 2026.

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

At September 30, 2026, the asset management business had $4.0 billion of unrestricted cash and cash equivalents, as well as $1.25 billion of available funds from the AGM credit facility.

Future Debt Obligations

The asset management business had debt of $5.9 billion as of September 30, 2026, which includes notes with various maturities from 2027 through 2054 and nonrecourse debt. See note 12 to the condensed consolidated financial statements for further information regarding the asset management business’ debt arrangements.

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

Athora

AAM and its subsidiaries had equity commitments outstanding to Athora of up to $56 million as of September 30, 2026.

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

Fund Escrow

As of September 30, 2026, the remaining investments and escrow cash of Fund VIII was valued at 86% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.

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

Athene has access to additional liquidity through its Athene credit facility and Athene liquidity facility. Athene entered into a new credit facility on June 26, 2026, which replaced its previous agreement dated as of June 30, 2023. The Athene credit facility has a borrowing capacity of $1.75 billion, subject to being increased up to $2.5 billion in total on the terms described in the credit facility. The Athene credit facility has a commitment termination date of June 26, 2031, subject to up to two one-year extensions, and was undrawn as of September 30, 2026. Athene entered into a new liquidity facility on June 26, 2026, which replaced its previous agreement dated as of June 27, 2025. The Athene liquidity facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the liquidity facility. The Athene liquidity facility has a commitment termination date of June 25, 2027, subject to additional 364-day extensions, and was undrawn as of September 30, 2026. Athene also has access to $2.0 billion of committed repurchase facilities. Athene has a registration statement on Form S-3 to provide it with access to the capital markets, subject to market conditions and other factors. Athene is also the counterparty to repurchase agreements with several different financial institutions, pursuant to which it may obtain short-term liquidity, to the extent available. In addition, through Athene’s membership in the FHLB, it is eligible to borrow under variable-rate short-term federal funds arrangements to provide additional liquidity.

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

Athene’s policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some or all of their account value in amounts that exceed Athene’s estimates and assumptions over the life of an annuity contract. Athene includes provisions within its annuity policies, such as surrender charges and market value adjustments (“MVAs”), which are intended to protect it from early withdrawals. As of September 30, 2026 and December 31, 2025, approximately 87% and 85%, respectively, of Athene’s deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of September 30, 2026 and December 31, 2025, approximately 69% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of September 30, 2026, approximately 36% of Athene’s net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements, payout annuities and guaranteed investment contracts, while 55% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through its membership in the FHLB, Athene is eligible to borrow under variable-rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of September 30, 2026 and December 31, 2025, Athene had no outstanding borrowings under these arrangements.

Athene has issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2026 and December 31, 2025, Athene had funding agreements outstanding with the FHLB in the aggregate principal amount of $29.9 billion and $23.3 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets, dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2026, Athene’s total maximum borrowing capacity under the FHLB facilities was limited to $74.7 billion. However, Athene’s ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of September 30, 2026, Athene had the ability to draw up to an estimated $33.8 billion, inclusive of borrowings then outstanding. This estimate is based on Athene’s internal analysis and assumptions and may not accurately measure collateral that is ultimately acceptable to the FHLB.

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

As of September 30, 2026 and December 31, 2025, the payables for repurchase agreements were $3.6 billion and $6.0 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.7 billion and $6.2 billion, respectively. As of September 30, 2026, payables for repurchase agreements, based on original issuance, included $329 million short-term and $3.2 billion of long-term repurchase agreements. As of December 31, 2025, payables for repurchase agreements, based on original issuance, included $2.8 billion of short-term and $3.2 billion of long-term repurchase agreements.

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

Future Debt Obligations

Athene had long-term debt of $8.8 billion as of September 30, 2026, which includes notes with various maturities from 2028 through 2064. See note 12 to the condensed consolidated financial statements for further information regarding Athene’s debt arrangements.

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
•Market risk benefits

The above critical accounting estimates and judgments are discussed in detail in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2025 Annual Report.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to us is included in note 2 to our condensed consolidated financial statements.

Contractual Obligations, Commitments and Contingencies

Fixed and determinable payments due in connection with the Company’s material contractual obligations are as follows as of September 30, 2026:

(In millions)	2026	2027 – 2028	2029 – 2030	2031 and Thereafter	Total
Asset Management
Operating lease obligations[1]	$23	$196	$190	$483	$892
Other long-term obligations[2]	17	29	—	—	46
AGM credit facility[3]	—	2	1	—	3
Debt obligations[3]	79	634	1,740	8,202	10,655
	119	861	1,931	8,685	11,596
Retirement Services
Interest sensitive contract liabilities	7,091	99,102	101,004	146,902	354,099
Future policy benefits	797	5,485	4,897	33,987	45,166
Market risk benefits	—	—	—	6,877	6,877
Other policy claims and benefits	108	—	—	—	108
Dividends payable to policyholders	3	17	14	53	87
Debt obligations[3]	149	1,983	1,405	15,061	18,598
Securities to repurchase[4]	369	2,378	1,146	—	3,893
	8,517	108,965	108,466	202,880	428,828
Total Obligations	$8,636	$109,826	$110,397	$211,565	$440,424

[1] Operating lease obligations exclude $131 million of other operating expenses associated with operating leases.
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

[4] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the September 30, 2026 interest rate.

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

AGM, as issuer, and the Guarantors are holding companies. The primary sources of cash flow are dependent upon distributions from their respective subsidiaries to meet their future obligations under the notes and the guarantees, respectively. The 2031 Senior Notes, the 2033 Senior Notes, the 2035 Senior Notes, the 2036 Senior Notes, the 2054 Senior Notes, the 2053 Subordinated Notes and the 2054 Subordinated Notes are not guaranteed by any fee generating businesses, Apollo-managed funds, or Athene and its direct and indirect subsidiaries. Holders of the guaranteed registered debt securities will have a direct claim only against AGM as issuer.

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

(In millions)	September 30, 2026	December 31, 2025
Summarized Statements of Financial Condition
Current assets, less receivables from non-guarantor subsidiaries	$3,674	$3,061
Non-current assets	9,234	8,724
Due from related parties, excluding non-guarantor subsidiaries	796	647
Current liabilities, less payables to non-guarantor subsidiaries	1,138	934
Non-current liabilities	9,240	8,278
Due to related parties, excluding non-guarantor subsidiaries	406	277
Non-controlling interests	17	35

(In millions)	Nine months ended September 30, 2026
Summarized Statements of Operations
Revenues	$3,209
Net income (loss)	(101)
Net income (loss) attributable to obligor group	(155)

The following are transactions of the obligor group with non-guarantor subsidiaries.

(In millions)	September 30, 2026	December 31, 2025
Due from non-guarantor subsidiaries	$1,232	$1,150
Due to non-guarantor subsidiaries	1,794	1,364

(In millions)		Nine months ended September 30, 2026
Intercompany revenue		$1,173
Intercompany expense		459
Intercompany interest income		26

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

Sensitivities

Retirement Services

Interest Rate Risk

Athene assesses interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of September 30, 2026, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $5.0 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2025, Athene estimates a net decrease to its point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments of $4.2 billion, net of offsets. The increase in sensitivity to point-in-time income (loss) before income tax (provision) benefit from changes in the fair value of these financial instruments as of September 30, 2026, when compared to December 31, 2025, is primarily driven by the purchase of assets with longer maturity dates and derivative activity during 2026. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives, mortgage loans, certain fixed maturity securities and market risk benefits. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

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

Athene is unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a longer period of time, or changes in the shape of the yield curve over time, as a result of an inability to determine how such changes will affect certain of the items that Athene characterizes as “adjustments to income (loss) before income taxes” in its reconciliation between net income (loss) available to Athene Holding Ltd. common stockholder and spread related earnings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Non-U.S. GAAP Measures” for the reconciliation of net income (loss) attributable to Apollo Global Management, Inc. common stockholders to adjusted net income, of which spread related earnings is a component. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income tax (provision) benefit of an immediate, parallel increase in interest rates of 100 basis points from levels as of September 30, 2026, which discussion encompasses the impact of such an increase on certain of the adjustment items.

The models used to estimate the impact of changes in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any discretionary management action to counteract such a change. Consequently, potential changes in Athene’s valuations indicated by these simulations will likely be different from the actual changes experienced under any given interest rate scenario and these differences may be material. Because Athene actively manages its assets and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of credit losses, would generally be realized only if Athene were required to sell such securities at losses to meet liquidity needs.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In August 2026, the Company issued 3,572 restricted shares under the 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles and 2,233 restricted shares under the 2019 Omnibus Equity Incentive Plan to certain holders of vested performance fee rights. Also in August 2026, the Company issued 649,680 shares of common stock, with an aggregate value of approximately $80 million, as consideration for the acquisition of partnership units in a consolidated partnership and for the payment of earnings accrued on the acquired units. The shares were issued in private placements in reliance on Regulation D or Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding repurchases of shares of common stock during the fiscal quarter ended September 30, 2026.

Period	Total number of shares of common stock purchased	Average price paid per share	Total number of shares of common stock purchased as part of publicly announced plans or programs[1]	Approximate dollar value of common stock that may yet be purchased under the plans or programs
July 1, 2026 through July 31, 2026
Opportunistic repurchases	—		—
Equity award-related repurchases[2]	15,110		15,110
Total	15,110	$118.24	15,110	$3,029,691,970
August 1, 2026 through August 31, 2026
Opportunistic repurchases	53,789		53,789
Equity award-related repurchases[2]	488,930		488,930
Total	542,719	$131.83	542,719	$2,958,143,722
September 1, 2026 through September 30, 2026
Opportunistic repurchases	546,983		546,983
Equity award-related repurchases[2]	13,682		13,682
Total	560,665	$123.97	560,665	$2,888,639,352
Total
Opportunistic repurchases	600,772		600,772
Equity award-related repurchases[2]	517,722		517,722
Total	1,118,494		1,118,494

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of AGM adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.2
Form of 7.625% Fixed-Rate Resettable Junior Subordinated Notes due 2053 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on August 23, 2023 (File No. 001-41197), which is incorporated by reference).

4.3
Indenture, dated as of November 13, 2023, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 13, 2023 (File No. 001-41197)).

4.4	Form of 6.375% Senior Notes due 2033 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on November 13, 2023 (File No. 001-41197), which is incorporated by reference).

4.5
Indenture, dated as of May 21, 2024, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 21, 2024 (File No. 001-41197)).

4.6	Form of 5.800% Senior Notes due 2054 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on May 21, 2024 (File No. 001-41197), which is incorporated by reference).

4.7
Indenture, dated as of October 10, 2024, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on October 10, 2024 (File No. 001-41197)).

4.8
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

4.10
First Supplemental Indenture, dated as of November 7, 2025, among Apollo Global Management, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on November 7, 2025 (File No. 001-41197)).

4.11	Form of 5.150% Senior Notes due 2035 (included in Exhibit 4.3 to the Registrant’s Form 8-K filed on November 7, 2025 (File No. 001-41197), which is incorporated by reference).

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

4.15	Form of 5.700% Senior Notes due 2036 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed on March 30, 2026 (File No. 001-41197), which is incorporated by reference).

APOLLO GLOBAL MANAGEMENT, INC.
EXHIBIT INDEX

4.16	Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101).

*	Filed herewith.

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

Apollo Global Management, Inc.
(Registrant)

Date: November 5, 2026	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)